Form 10-Q
period 2006-06-30
Wells Timber Real Estate Investment Trust, Inc.
filed 2006-09-22
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-129651

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway

Norcross, Georgia 30092

(Address of principal executive offices)

(Zip Code)

(770) 449-7800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐      No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer   ☐            Accelerated filer   ☐            Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of August 31, 2006: 20,000 shares

FORM 10-Q

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements	4

		Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	5

		Consolidated Statements of Loss for the Three Months and Six Months Ended June 30, 2006 (unaudited)	6

		Consolidated Statements of Stockholder’s Equity for the Period from November 10, 2005 (inception) through December 31, 2005 and the Six Months Ended June 30, 2006 (unaudited)	7

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 (unaudited)	8

		Condensed Notes to Consolidated Financial Statements (unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3.	Defaults Upon Senior Securities	34

	Item 4.	Submission of Matters to a Vote of Security Holders	34

	Item 5.	Other Information	34

	Item 6.	Exhibits	34

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of Wells Timber Real Estate Investment Trust, Inc. (“Wells Timber REIT” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Part II, Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I.     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of loss, stockholder’s equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells Timber REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Wells Timber REIT’s results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$203,000	$203,000
Prepaid expenses	207,997	0

Total assets	$410,997	$203,000

Liabilities:
Due to affiliate	$397,127	$—

Commitments and Contingencies	—	—

Minority Interest	3,000	3,000

Stockholder’s Equity:
Preferred stock, $0.01 par value; 100 million shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 900 million shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	208,200	199,800
Accumulated deficit	(197,530)	—

Total stockholder’s equity	10,870	200,000

Total liabilities, minority interest, and stockholder’s equity	$410,997	$203,000

See accompanying notes.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF LOSS

	(Unaudited) Three Months Ended June 30, 2006	(Unaudited) Six Months Ended June 30, 2006
Revenues	$—	$—

Expenses:
General and administrative	(88,573)	(197,530)

Net loss	$(88,573)	$(197,530)

Per share information – basic and diluted:
Net loss allocated to common stockholders	$(4.43)	$(9.88)

Weighted-average common shares outstanding – basic and diluted	20,000	20,000

See accompanying notes.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM NOVEMBER 10, 2005 (INCEPTION) THROUGH

DECEMBER 31, 2005 AND FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, November 10, 2005 (inception)	—	$—	$—	$—	$—

Issuance of common stock	20,000	200	199,800	—	200,000

Balance, December 31, 2005	20,000	200	199,800	—	200,000

Net loss	—	—	8,400	(197,530)	(189,130)

Balance, June 30, 2006	20,000	$200	$208,200	$(197,530)	$10,870

See accompanying notes.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) Six Months Ended June 30, 2006
Cash Flows from Operating Activities:
Net loss	$(197,530)
Stock-based compensation expense	8,400
Change in asset necessary to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(207,997)

Net cash used in operating activities	(397,127)

Cash Flows from Financing Activities:
Due to affiliate	397,127

Net cash provided by financing activities	397,127

Net change in cash and cash equivalents	—

Cash and cash equivalents, beginning of period	203,000

Cash and cash equivalents, end of period	$203,000

Supplemental Disclosure of Non-Cash Financing Activity:
Issuance of stock options	$8,400

See accompanying notes.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONDENDSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (UNAUDITED)

1.	Organization

Wells Timber Real Estate Investment Trust, Inc. (“Wells Timber REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Prior to November 9, 2005, Wells Timber REIT was known as Wells Real Estate Investment Trust IV, Inc. Substantially all of Wells Timber REIT’s business is expected to be conducted through Wells Timber Operating Partnership, L.P. (“Wells Timber OP”), a Delaware limited partnership formed on November 9, 2005. With respect to Wells Timber OP, Wells Timber REIT is the sole general partner, possesses full legal control and authority over its operations and owns 99% of its common units. Wells Capital, Inc. (the “Advisor”) is the sole limited partner of Wells Timber OP and has contributed $2,000 and $1,000 to Wells Timber OP for 200 common units and 100 special partnership units, respectively. Neither Wells Timber REIT nor Wells Timber OP has engaged in any operations to date. References to Wells Timber REIT herein shall include Wells Timber OP unless otherwise noted.

Wells Timber REIT and Wells Timber OP have executed an agreement with the Advisor (as amended and restated, the “Advisory Agreement”), under which the Advisor will perform certain key functions on behalf of Wells Timber REIT and Wells Timber OP, including, among others, the investment of capital proceeds and management of day-to-day operations.

Wells Timber REIT expects to acquire timberland properties in the timber-producing regions of the United States and, to a limited extent, in other countries. Wells Timber REIT intends to generate a substantial majority of its revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales. Wells Timber REIT expects to generate additional revenues and income from selling high-quality timberland, selling the rights to extract natural resources from timberland other than timber, and leasing land-use rights to third parties.

As of June 30, 2006 and December 31, 2005, Wells Timber REIT and Wells Timber OP have neither purchased nor contracted to purchase any assets, nor has the Advisor identified any assets in which there is a reasonable probability that Wells Timber REIT or Wells Timber OP will invest.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells Timber REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells Timber REIT’s consolidated financial statements include the accounts of Wells Timber OP and Wells Timber TRS, Inc. (“Wells Timber TRS”). The financial statements of Wells Timber OP are prepared using accounting policies consistent with those used by Wells Timber REIT. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Wells Timber REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Wells Timber REIT’s cash balances as of June 30, 2006 or December 31, 2005.

Prepaid Expenses

Prepaid expenses represents prepayments of directors and officers insurance premiums, which will be expensed as incurred in future periods. Balances without a future economic benefit are written off as they are identified.

Organization and Offering Costs

Organization and offering costs are incurred by the Advisor on behalf of Wells Timber REIT and, accordingly, are not a direct liability of Wells Timber REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Under the terms of the Advisory Agreement discussed in Note 3, upon the sale of shares of common stock to the public, Wells Timber REIT will be obligated to reimburse the Advisor in an amount equal to the lesser of actual costs incurred or 1.2% of total gross capital raised from the sale of shares to the public.

Income Taxes

Wells Timber REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable period ending either December 31, 2006 or December 31, 2007. To qualify as a REIT, Wells Timber REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells Timber REIT’s ordinary taxable income to stockholders. As a REIT, Wells Timber REIT generally will not be subject to federal income tax on taxable income that it distributes to stockholders. If Wells Timber REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timber REIT relief under certain statutory provisions.

On January 1, 2006, Wells Timber REIT formed Wells Timber TRS, a wholly owned subsidiary organized as a Delaware corporation. Wells Timber REIT has elected to treat Wells Timber TRS as a taxable REIT subsidiary. Wells Timber REIT may perform additional, non-customary services through Wells Timber TRS, including any real estate or non-real estate related services; however, any earnings related to such services will be subject to federal and state income taxes. In addition, in order for Wells Timber REIT to qualify as a REIT, Wells Timber REIT’s investment in Wells Timber TRS cannot exceed 20% of value of the total assets of Wells Timber REIT.

3.	Related-Party Transactions

Advisory Agreement

Wells Timber REIT and Wells Timber OP entered into the Advisory Agreement as of November 9, 2005, which became effective on August 11, 2006 and which was amended and restated as of August 24, 2006. Pursuant to the Advisory Agreement, the Advisor is entitled to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations.

Under the terms of the Advisory Agreement, Wells Timber REIT will reimburse the Advisor for organization and offering costs not to exceed 1.2% of the gross offering proceeds raised if Wells Timber REIT raises at least $2.0 million from the sale of common stock to the public in its initial offering. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds or if Wells Timber REIT does not raise at least $2.0 million in its initial offering on or before August 11, 2007, offering costs will be paid by the Advisor and not by Wells Timber REIT. As of June 30, 2006 and December 31, 2005, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Timber REIT of approximately $1,053,000 and $591,000, respectively.

Under the terms of the Advisory Agreement, Wells Timber REIT will pay a monthly asset management fee equal to one-twelfth of 1.25% of the greater of (i) the gross cost of all investments made on behalf of Wells Timber REIT and (ii) the aggregate value of such investments. The Advisor anticipates that it will engage experienced timber management companies to assist the Advisor with certain of its responsibilities under the Advisory Agreement, including investing in timberland, managing day-to-day operations, and selling timber on the behalf of Wells Timber REIT. Any timber managers would perform these services under contracts with the Advisor and would be compensated by the Advisor under the terms of such contracts.

Wells Timber REIT will reimburse the Advisor for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of the Advisor’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. The Advisor will allocate its reimbursable costs of providing these services among Wells Timber REIT and the various affiliated public real estate investment programs (the “Wells Real Estate Funds”) based on time spent on each entity by individual personnel.

Wells Timber REIT will pay a fee to the Advisor for services related to the disposition of investment properties. When Wells Timber REIT sells a property, if the Advisor provided a substantial amount of services in connection with the sale (as determined by Wells Timber REIT’s independent directors), it will pay the Advisor a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by Wells Timber REIT’s board of directors, including a majority of the independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. To date, the Advisor has not earned any such fees with regard to Wells Timber REIT.

The Advisory Agreement has a one-year term that begins on August 11, 2006, the effective date of the Advisory Agreement, and automatically renews unless either side gives notice of its intent not to renew. Wells Timber REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timber REIT terminates the Advisory Agreement, Wells Timber REIT will pay the Advisor all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by the Advisor will be redeemed for the payments described below under Note 5.

Dealer-Manager Agreement

Wells Timber REIT has executed a dealer-manager agreement, whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of the Advisor, will perform the dealer-manager function for Wells Timber REIT’s initial offering. For these services, WIS shall earn a fee of up to 7.0% of the gross offering proceeds from the sale of the shares of Wells Timber REIT. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be re-allowed to participating broker/dealers. Dealer-manager fees apply only to the sale of shares in the primary offering, and do not apply to the sale of shares under Wells Timber REIT’s distribution reinvestment plan (the “DRP”).

Due to Affiliate

As of June 30, 2006, due to affiliate represents amounts due to the Advisor for operating expenditures funded on behalf of Wells Timber REIT pursuant to the Advisory Agreement. Wells Timber REIT intends to repay this amount upon commencing active operations.

Conflicts of Interest

The Advisor also is a general partner or advisor of the various Wells Real Estate Funds. As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds, the Advisor may encounter conflicts of interests with regard to allocating human resources and making decisions related to investments, operations and disposition-related activities for Wells Timber REIT and Wells Real Estate Funds.

Additionally, three members of the board of Wells Timber REIT also serve on the board of two other REITs sponsored by the Advisor and will encounter certain conflicts of interest regarding investment and operations decisions.

4.	Minority Interest

On November 9, 2005, Wells Timber OP issued 20,000 common units to Wells Timber REIT and 200 common units to the Advisor in exchange for $200,000 and $2,000, respectively. The common units purchased by Wells Timber REIT represent an approximate 99% limited partnership interest and the common units purchased by the Advisor represent an approximate 1% limited partner interest.

Limited partners holding common units representing limited partnership interests in Wells Timber OP have the option to redeem such units after the units have been held for one year. Unless Wells Timber REIT exercises its right to purchase common units of Wells Timber OP for shares of its common stock, Wells Timber OP would redeem such units with cash.

On November 9, 2005, Wells Timber OP also issued 100 special units to the Advisor for $1,000. The holder of special units does not participate in the profits and losses of Wells Timber OP. Amounts payable to the holder of the special units, if any, will depend on the amount of net sales proceeds received from property dispositions or the market value of Wells Timber REIT’s shares upon listing, or the fair market value of Wells Timber REIT’s assets upon the termination of the Advisory Agreement without cause. See Notes 3 and 5.

5.	Special Units

The Advisor is the holder of the special units of limited partnership interest in Wells Timber OP. As such, the Advisor may be entitled to receive certain cash distributions so long as the special units remain outstanding as well as a potential one-time payment upon the redemption of the special units. So long as the special units remain outstanding:

•

After Wells Timber REIT has made distributions to its stockholders (including amounts paid to redeem shares pursuant to its share redemption plan) equal to, in the aggregate, a return of the total capital raised from stockholders plus a cumulative, non-compounded return on average invested capital of 7% per year, then the Advisor is entitled to receive a distribution from Wells Timber OP equal to the difference between (1) 10% of the aggregate net sales proceeds from the sale of all properties and real estate related investments to date and (2) the total amount of all prior distributions to the Advisor of net sales proceeds.

•

Notwithstanding the foregoing, after Wells Timber REIT has made distributions to its stockholders (including amounts paid to redeem shares pursuant to its share redemption plan) equal to, in the aggregate, a return of the total capital raised from stockholders plus a cumulative, non-compounded return on average invested capital of 8% per year, then the Advisor is entitled to receive a distribution from Wells Timber OP equal to the difference between (1) 20% of the aggregate net sales proceeds from the sale of all properties and real estate related investments to date and (2) the total amount of all prior distributions to the Advisor of net sales proceeds.

In addition, the special units will be redeemed by Wells Timber OP, resulting in a one-time payment to the holder of the special units, upon the earliest to occur of the following events:

(i)	the listing of Wells Timber REIT’s common stock on a national securities exchange (the “Listing Liquidity Event”); or

(ii)	the termination or nonrenewal of the Advisory Agreement (a “Termination Event”).

The redemption payment due upon a Listing Liquidity Event is calculated as follows:

•

If (i) the market value of Wells Timber REIT’s outstanding common stock at listing plus the total distributions paid to stockholders prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to the share redemption plan) and an amount of cash that, if distributed to the stockholders as of the date of listing, would have provided them with a cumulative, non-compounded return on the average invested capital equal to 7% per year, then the redemption payment will equal 10% of such excess amount.

•

Notwithstanding the foregoing, if (i) the market value of Wells Timber REIT’s outstanding common stock at listing plus the total distributions paid to stockholders prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to the share redemption plan) and an amount of cash that, if distributed to the stockholders as of the date of listing, would have provided them with a cumulative, non-compounded return on the average invested capital equal to 8% per year, then the redemption payment will equal 20% of such excess amount.

In the event of redemption upon listing, Wells Timber OP would pay the redemption amount in cash or Wells Timber REIT would have the option to purchase the special units in exchange for cash or shares of its common stock.

The redemption payment due upon a Termination Event, other than a termination for cause, is equal to the aggregate amount of net sales proceeds that would have been distributed to the holder of the special units as described above if, on the date of the occurrence of the Termination Event, all assets of Wells Timber OP had been sold for their fair market value and all liabilities of Wells Timber OP had been satisfied in full according to their terms. In the event of termination of the Advisory Agreement without cause, Wells Timber OP would either redeem the special units for cash or issue an interest-bearing promissory note in an amount equal to the redemption payment. If the promissory note is not paid within five years of issuance, Wells Timber REIT would be required to purchase the note in exchange for cash or shares of its common stock.

In the event Wells Timber REIT terminates the Advisory Agreement for cause, which includes fraud, criminal conduct, willful misconduct, willful or grossly negligent breach of fiduciary duty and a material breach of the Advisory Agreement by the Advisor, Wells Timber OP would redeem the special units for $1.00.

6.	Stockholder’s Equity

General

As of June 30, 2006 and December 31, 2005, 20,000 shares of common stock have been issued to the Advisor.

All of the common shares have a par value of $0.01 per share and entitle the holders, subject to the rights of holders of any series of preferred shares, to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.

Wells Timber REIT is authorized to issue one or more series of preferred shares, par value of $0.01 per share. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of such shares. As of June 30, 2006 and December 31, 2005, Wells Timber REIT has not issued any shares of preferred stock.

Stock Incentive Plan

Wells Timber REIT has adopted a long-term incentive plan, which will be used to attract and retain qualified independent directors, employees, advisors, and consultants, as applicable, subject to certain limitations. A total of 500,000 shares of common stock have been authorized and reserved for issuance under the stock incentive plan, of which 100,000 of such common shares are reserved for issuance to independent directors.

The exercise price of any award shall not be less than the fair market value of the common stock on the date of the grant. Wells Timber REIT’s board of directors or a committee of its independent directors administers the incentive plan, with sole authority (following consultation with the Advisor) to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize Wells Timber REIT’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under Wells Timber REIT’s charter. Unless determined by Wells Timber REIT’s board of directors or a committee of its independent directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

In addition to cash compensation, upon the appointment of an independent director to Wells Timber REIT’s board, each director receives a grant of options to purchase 2,500 shares of Wells Timber REIT’s common stock. Of the options granted, one-third are immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These initial grants of options are anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she will receive a subsequent grant of options to purchase 1,000 shares of Wells Timber REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant.

During 2006, Wells Timber REIT issued 2,500 options to each of the independent directors appointed to Wells Timber REIT’s board. As of June 30, 2006, approximately 3,333 of the 10,000 shares issued were exercisable, and the weighted-average contractual remaining life of the exercisable options was approximately 9.7 years. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, Wells Timber REIT estimated the fair value of each stock option granted in 2006 as of the date of the grant using the Black-Scholes-Merton model with the following assumptions:

	Options granted on May 25, 2006	Options granted on February 2, 2006
Risk-free rate	4.86%	4.42%
Projected future dividend yield	3.00%	3.00%
Expected life of the options	6 years	6 years
Volatility	0.272	0.283

As none of the options described above have been exercised, Wells Timber REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (one year). As Wells Timber REIT’s common stock is not publicly traded, Wells Timber REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of publicly traded companies that are otherwise similar to Wells Timber REIT. Based on the above assumptions, the fair value of the options granted during the six months ended June 30, 2006 equals approximately $25,000 and will be amortized to compensation expense over the weighted-average vesting period of one year.

Distribution Reinvestment Plan

Wells Timber REIT has adopted the DRP, a distribution reinvestment plan through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into shares of Wells Timber REIT’s common stock in lieu of receiving cash distributions. Shares may be purchased under the DRP for a price equal to: (i) during Wells Timber REIT’s initial offering, $9.55 per share; (ii) during any subsequent public equity offering, 95.5% of the offering price per share in such offering; and (iii) for the first 12 months subsequent to the close of Wells Timber REIT’s last public equity offering prior to the listing of its shares on a national securities exchange, 95.5% of the most recent offering price per share. After that 12-month period, Wells Timber REIT will publish a per-share valuation determined by the Advisor or another firm chosen for that purpose, and distributions will be reinvested at a price equal to the most recently published per-share estimated value. Participants in the DRP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of Wells Timber REIT’s common stock.

Share Redemption Plan

The board of directors of Wells Timber REIT has adopted a share redemption plan. The plan allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timber REIT, subject to certain limitations and penalties. The share redemption plan provides that Wells Timber REIT may repurchase a stockholder’s common stock for $9.10 per share during Wells Timber REIT’s initial offering.

The initial redemption price is expected to remain fixed until one year after Wells Timber REIT completes its initial offering or any subsequent public equity offerings (other than secondary offerings or offerings related to a distribution reinvestment plan, employee benefit plan or the issuance of shares upon redemption of interests in Wells Timber OP). Thereafter, the redemption price would equal 95% of the per-share value of Wells Timber REIT as estimated by the Advisor or another firm chosen by the board of directors for that purpose.

Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the share until one year after completion of the above-mentioned offering stage. Thereafter, the redemption price would be the higher of the amount paid for the shares or 95% of the per-share net asset value as estimated by the Advisor or another firm chosen by Wells Timber REIT’s board of directors for that purpose.

The shares redeemed under the plan, other than upon the death or qualifying disability of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timber REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The board of directors could amend or terminate the share redemption plan upon 30 days’ notice or prior to satisfaction of either of the preconditions to adoption noted above.

7.	Economic Dependency

Wells Timber REIT will be dependent on the Advisor, or its affiliates, for certain services that are essential to Wells Timber REIT, including the sale of Wells Timber REIT’s shares of common stock, asset acquisition and disposition decisions, and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, Wells Timber REIT would be required to find alternative service providers.

8.	Commitments and Contingencies

Litigation

Wells Timber REIT is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against Wells Timber REIT.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

During the period ended June 30, 2006, our attention focused primarily on our formation and the registration of our initial offering of shares to the public, which was declared effective on August 11, 2006. We have not yet sold any shares of our common stock to the public under our initial offering.

We intend to generate the substantial majority of our revenue and income by selling to third parties the right to access our land and harvest our timber, primarily pursuant to supply agreements and through open market sales. We also anticipate generating revenue and income from selling timberland considered by third parties to have a higher and better use, leasing land-use rights, and permitting others to extract natural resources other than timber. We anticipate funding the acquisition of timberland with equity or debt, or a combination thereof, the allocation of which will primarily depend upon the availability of these resources relative to the timing and availability of suitable investment opportunities.

Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us to invest in a diversified portfolio. To the extent that significant funds are not raised, we may not be able to achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

In the future, we anticipate raising capital proceeds from the sale of our common stock under our initial offering and investing such proceeds in acquisitions of timberland. After raising capital under our initial offering and acquiring timberland, we expect our primary source of operating cash flows to be generated from the sale to third parties of timberland and rights to access our land and harvest our timber. The amount of future dividends to be paid to our stockholders will be largely dependent upon, among other things, the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital expenditures and debt repayments.

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2006, net cash outflows from operating activities was approximately $0.4 million and represents payments for administrative costs and advance payments for directors’ and officers’ insurance premiums. Our net operating cash outflows were financed entirely by the Advisor. As of June 30, 2006, we held cash balances of approximately $0.2 million, and owed the Advisor approximately $0.4 million for current and prior period operating expenditures funded on our behalf.

In the future, we intend to raise capital proceeds from the sale of common stock under our initial offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of timberland. Further, we intend to repay amounts due to the Advisor upon commencing active operations.

Long-Term Liquidity and Capital Resources

Potential future sources of capital include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We anticipate funding dividends to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund dividends as well.

We expect our principal demands for capital to include funding acquisitions of timberland, either directly or through investments in joint ventures, capital improvements for such timberland, offering-related costs, operating expenses, including interest expense on any outstanding indebtedness, and dividends.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland, is anticipated to be used to pay dividends to stockholders. Therefore, to the extent that cash flows from operations are lower, dividends are anticipated to be lower as well. Substantially all net proceeds generated through from the sale of our shares under our initial offering or from debt financing will be available to fund acquisitions of timberland, capital expenditures identified at the time of acquisition, and to pay down outstanding borrowings. If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter limits our borrowings to a level that is less than 300% of our net assets, which we generally expect to approximate 75% of our total assets before adjustments for noncash reserves and depreciation. We intend to maintain debt levels subject to this limitation over the long term; however, we may borrow in excess of this limitation temporarily.

Results of Operations

We have not received and accepted the minimum subscription of $2 million as of the date of this report. Accordingly, we did not engage in active operations during the periods presented. Our net losses for the three and six months ended June 30, 2006 are primarily comprised of administrative costs related to directors’ and officers’ insurance premiums, directors fees and consulting fees.

Our results of operations are not indicative of those expected in future periods. After raising equity proceeds under our initial offering, we expect to acquire interests in timberland and to subsequently generate timber revenues, net of cost of sales, selling expenses, general and administrative expenses and interest expense, in the future.

Election as a REIT

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its taxable period ending either December 31, 2006 or December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timber REIT relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

A discussion of the accounting policies that we intend to adopt upon commencing active operations, and which management deems critical because they may require complex judgment in their application or otherwise require estimates about matters that are inherently uncertain, is provided below:

Merchantable Inventory and Depletion Costs as Determined by Forestry Timber Harvest Models

Significant assumptions and estimates are used in the recording of timberland inventory cost and depletion. Merchantable standing timber inventory will be estimated annually, using industry-standard computer software. The inventory calculation will take into account growth, in-growth (annual transfer of oldest pre-merchantable age class into the merchantable inventory), timberland sales and the annual harvest.

The age at which timber is considered merchantable will be reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors. An annual depletion rate will be established by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records will be maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable.

Impairment of Long-Lived Assets

We evaluate our ability to recover our net investment in long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value (net book value) of such assets exceeds the estimated future undiscounted cash flows attributable to such assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. When the fair values of the assets are not available, we estimate the fair values by using the discounted expected future cash flows attributable to the assets. The cash flows are discounted at the risk-free rates of interest. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes. Furthermore, SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs.

Our assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. SFAS No. 144 requires that long-lived assets be grouped and evaluated for impairment at the lowest level for which independent cash flows are generated, as discussed below:

(1)

Timber and Timberlands Used in Our Business. SFAS No. 144 provides that for assets used in a business, an impairment loss is recorded only when the carrying value of such assets is not recoverable through future operations. The recoverability test is based on undiscounted future cash flows over the expected life of the assets. We intend to use one harvest cycle for evaluating the recoverability of our timber and timberlands.

(2)

Timber and Timberlands Held for Sale. SFAS No. 144 provides that an impairment loss is recognized for long-lived assets held for sale when the carrying value of such asset exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer, and the sale is expected to close within one year.

Realizability of Recorded and Unrecorded Tax Assets and Liabilities

To realize tax benefits associated with our status as a REIT will require extensive tax planning and in many cases will depend upon events in the future and our strategy in structuring transactional terms and conditions. As a result, the effective tax rate and amount of taxes paid during various fiscal periods may vary greatly. As a REIT, if certain requirements are met, only the taxable REIT subsidiaries will be subject to corporate income taxes.

Revenue Recognition

Revenue from the sale of timber is recognized when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Real estate sales of timberland will be recorded when title passes and full payment or a minimum down payment, generally defined as 25.0% of the gross sale price, is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method.

Related-Party Transactions and Agreements

We have engaged the Advisor, Wells Capital, and its affiliates, to perform certain services under agreements which require us to pay fees and reimbursements to Wells Capital or its affiliates, including asset management and disposition fees, selling commissions and dealer-manager fees, as well as subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 3 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees and reimbursements.

Commitments and Contingencies

As of June 30, 2006, the Advisor had incurred organization and offering expenses on our behalf of approximately $1.1 million, of which we will reimburse the Advisor up to 1.2% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds, or if we are unable to raise a minimum of $2.0 million under our initial offering on or before August 11, 2007 (one year following the commencement of our initial offering), we will not be obligated to reimburse the Advisor for such costs. See Note 3 to our accompanying consolidated financial statements for further discussion of the terms of the Advisory Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

To the extent we have some form of debt outstanding, we will have exposure to interest rate risk. We expect that we will incur indebtedness in the future under both variable rates and fixed rate facilities. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow by maintaining low to moderate levels of overall borrowings and securing variable rate facilities with the lowest margins available. We may also enter into interest rate swaps, caps, or other arrangements in order to mitigate interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our total assets, before adjustment for noncash reserves and depreciation; however, we may exceed this limit under some circumstances. High debt levels could result in high debt service payments and be accompanied by restrictive covenants, which may limit the amount of cash we have available to fund dividends to stockholders.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

Overview

Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Investing in Our Initial Offering

There is no public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares.

There is no current public trading market for our shares and we have no current plans to apply for listing on any public securities market. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding shares, or more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding common shares, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. In addition, our share redemption plan includes numerous restrictions that will limit our stockholders ability to sell their shares. Our board is also free to amend or terminate the plan upon 30 days’ notice after our offering is effective. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price. It is also likely that their shares will not be accepted as the primary collateral for a loan.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

While we are investing the proceeds of our initial offering, the continuing high demand for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would. We believe the current market for timberland properties is extremely competitive. We will be competing for these timberland investments with other REITs, forestry products companies, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. Many of our competitors have more experience, greater financial resources, and a greater ability to borrow funds to acquire properties than we do. The greater the number of entities and resources competing for timberland properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions to our stockholders. We cannot be sure that the Advisor, working with or without timber managers, will be successful in obtaining suitable investments on financially attractive terms or that, if the Advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in our initial offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we, through the Advisor, are unable to find suitable investments in properties promptly, we will hold the proceeds from our initial offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. Delays we encounter in the selection and acquisition of properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

We have not yet identified any of the properties that we will purchase with the proceeds of our initial offering, which makes our stockholder’s investment more speculative.

We have not yet identified any of the investments that we will make with the proceeds of our initial offering. Our ability to identify well-performing properties and achieve our investment objectives depends upon the performance of the Advisor in the acquisition of our investments and the determination of any financing arrangements. The large size of our initial offering increases the challenges that the Advisor will face in investing our net offering proceeds promptly in attractive properties, and the continuing high demand for the type of properties we desire to purchase increases the risk that we may pay too much for the properties that we do purchase. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for our stockholders to sell their shares promptly or at all.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of our stockholder’s investment in us will fluctuate with the performance of the specific properties we acquire.

Our initial offering is being made on a “best efforts” basis, whereby the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our initial offering may be substantially less than the amount we would need to achieve a broadly diversified timberland property portfolio. If we only raise the minimum offering amount, we will not be able to achieve a diversified portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties are located, and the species and age of the timber located on those properties. In that case, the likelihood of our profitability being affected by the performance of any one of our properties will increase. Additionally, we are not limited in the number or size of our properties or the percentage of net proceeds we may dedicate to a single property. Our stockholder’s investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of timberland properties.

We have no operating history, which makes our future performance and the performance of our stockholder’s investment difficult to predict.

We have no operating history. We were incorporated in September 2005, have not yet made any investments in timberland or otherwise. Our lack of operating history significantly increases the risk and uncertainty our stockholder’s face in making an investment in our shares.

The Advisor has very limited experience acquiring, owning, and managing timberland.

We are externally advised and managed by the Advisor. Prior to our initial offering, the Advisor has had very limited experience acquiring, owning, or managing timberland properties. Although the Advisor has experience acquiring and managing a variety of other types of commercial real estate, timberland investments present unique acquisition, ownership, and management challenges and opportunities. As a result, the Advisor must either hire personnel with experience acquiring and managing timberland properties or rely on timber managers, including those affiliated with the Advisor, for timberland investment and management expertise. The Advisor is not required to engage any timber managers and may make timberland investments on our behalf and manage our timberland assets without the services of a timber manager. The ownership of timberland properties involves risks not present in commercial property ownership generally, as described in the risk factors below. Our lack of experience in acquiring and owning timberland properties may result in our timberland investments failing to produce returns or incurring losses, either of which would reduce our ability to make distributions to our stockholders.

We expect our real estate investments to be concentrated in timberland properties, making us more vulnerable economically than if our investments were diversified.

We expect to qualify as a REIT, and, accordingly, as a REIT, we will invest primarily in real estate. Within the real estate industry, we intend to acquire and own timberland properties. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our current business strategy to invest primarily, if not exclusively, in timberland properties. A downturn in the real estate industry generally or the timber or forest products industries specifically could reduce the value of our properties. A downturn in the timber or forest products industries also could prevent our customers from making payments to us and, consequently, would prevent us from meeting debt service obligations or making distributions to our stockholders. The risks we face may be more pronounced than if we diversified our investments outside real estate or outside timberland properties.

We expect the majority of our income to qualify as capital gains income and, as a result, we may not be required to make substantial distributions.

REITs are required to distribute 90% of their net taxable REIT ordinary income. However, unlike ordinary income such as rent, the Internal Revenue Code does not require REITs to distribute capital gains income. Accordingly, except with respect to income generated from a timberland property during the first year following our acquisition of that property, we do not believe that the Internal Revenue Code will require us to distribute any material amounts of cash to maintain our REIT status, given that we expect the majority of our income to come from timber sales and generally to be treated as a capital gain.

Our cash distributions are not guaranteed and may fluctuate.

The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds to make cash distributions. In the event that we are unable to consistently fund quarterly distributions to stockholders entirely from our funds from operations, the value of our stockholders’ shares upon the possible listing of our stock, the sale of our assets or any other liquidity event may be reduced. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in us.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. Although Messrs. Wells, Williams, and Fretz have entered into employment agreements with the Advisor, these agreements are terminable at will by either party; thus, such persons may not remain affiliated with the Advisor or us. If any of our key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key-person life insurance on any person. Because the Advisor does not currently have any management personnel with significant experience selecting, acquiring, and managing timberland investments, we believe that it will be necessary for the Advisor to hire personnel with our initial experience in order for us to be successful. In addition, we believe that our future success depends, in large part, upon the Advisor’s ability to retain highly skilled managerial, operational, and marketing personnel. Competition for the personnel we intend to hire and for retention of our existing skilled personnel is intense, and the Advisor may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or as to timberland properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our company may decline.

Our operating performance could suffer if the Advisor incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on the Advisor to select our investments and conduct our operations; thus, adverse changes in the financial health of the Advisor or our relationship with the Advisor could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner to many Wells-sponsored programs, the Advisor may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against the Advisor could result in a substantial reduction of its net worth. If such liabilities affected the level of services that the Advisor could provide, our operations and financial performance could suffer as well, which would limit our ability to make distributions and decrease the value of our stockholder’s investment.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides generally that no independent director will be liable to us or our stockholders for monetary damages and that we will indemnify them for losses unless they are grossly negligent or engage in willful misconduct. We will also indemnify our independent directors for losses related to alleged state or federal securities laws violations unless the allegations are not successfully adjudicated or dismissed with prejudice or unless a properly informed court of competent jurisdiction has not otherwise determined that indemnification should be made. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees, and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

The Advisor, its affiliates, and our officers will face competing demands on their time, and this may cause our operations and an investment in our company to suffer.

We rely on the Advisor and its affiliates for the day-to-day operation of our business. The Advisor and its affiliates, including Leo F. Wells, III, our President and a director and the President of the Advisor; Douglas P. Williams, our Executive Vice President and a director and the Executive Vice President of the Advisor; and Randall D. Fretz, our Senior Vice President and the Senior Vice President of the Advisor, have interests in other Wells programs and engage in other business activities, including providing advisory services to Wells REIT I and Wells REIT II and other Wells-sponsored real estate programs. As a result, they will have conflicts of interest in allocating their time among us and other Wells programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of our stockholder’s investment, may decline.

Our officers and some of our directors face conflicts of interest related to the positions they hold with the Advisor, its affiliates, and other Wells-sponsored programs, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Our executive officers and two of our directors, Leo F. Wells, III and Douglas P. Williams, are also officers and directors of the Advisor, our dealer-manager, and other affiliated entities and Wells-sponsored programs, and one of our independent directors, Donald S. Moss, serves on the boards of other Wells-sponsored programs. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and operational opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

The Advisor and its affiliates, including our officers and two of our directors, will face conflicts of interest caused by compensation arrangements with us and other Wells-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders. The amounts payable to the Advisor upon termination of the Advisory Agreement may also influence decisions about terminating the Advisor or our acquisition or disposition of investments.

Under the Advisory Agreement between us, Wells Timber OP, and the Advisor and pursuant to the terms of the special units the Advisor owns in Wells Timber OP, the Advisor is entitled to fees and other payments from us and Wells Timber OP that are structured in a manner intended to provide incentives to the Advisor to perform in our best interest and in the best interest of our stockholders. However, because the Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests are not wholly aligned with those of our stockholders. As a result, these compensation arrangements could influence the Advisor’s advice to us, as well as the judgment of the affiliates of the Advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal, or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the dealer-manager agreement;

•	public offerings of equity by us, which entitle Wells Investment Securities to dealer-manager fees and entitle the Advisor to increased asset management fees;

•	property sales, which entitle the Advisor to real estate commissions and possible success-based sale fees;

•	the valuation of our timberland properties, which determines the amount of the asset management fee payable to the Advisor and affects the likelihood of any success-based fees;

•

property acquisitions from third parties, which utilize proceeds from our public offerings, thereby increasing the likelihood of continued equity offerings and related fee income for Wells Investment Securities and the Advisor;

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Advisor to a success-based listing fee but could also hinder its sales efforts for other programs if the price at which our shares trade is lower than the price at which we offered shares to the public; and

•

whether and when we seek to sell the company or our assets, which sale could entitle the Advisor to a success-based payment from Wells Timber OP but could also hinder its sales efforts for other programs if the sales price for the company or its assets results in proceeds less than the amount needed to preserve our stockholders’ capital.

The Advisor will have considerable discretion with respect to the terms and timing of acquisition and disposition transactions. Considerations relating to its compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders’ distributions or result in a decline in the value of their investment.

The fees we pay the Advisor under the Advisory Agreement and the amounts payable to the Advisor under the Wells Timber OP partnership agreement were not determined on an arm’s-length basis and therefore may not be on the same terms as those we could negotiate with a third party. Because the Advisory Agreement must be renewed annually, the fees and other amounts that we pay to the Advisor may increase in future renewals.

Our independent directors rely on information and recommendations provided by the Advisor to determine the fees and other amounts payable to the Advisor and its affiliates pursuant to the terms of the Advisory Agreement and the special units in Wells Timber OP. As a result, these fees and payments cannot be viewed as having been determined on an arm’s-length basis and we cannot assure our stockholders that an unaffiliated third party would not be willing and able to provide to us similar services at a lower price. Because the Advisory Agreement must be renewed on an annual basis, our independent directors may increase the fees and other amounts payable to the Advisor in future renewals. If the fees and other amounts we pay the Advisor are increased, our ability to pay distributions to our stockholders and make investments will be reduced.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares, or more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding common shares. Our initial restriction may have the effect of delaying, deferring, or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring our company in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

The return on an investment in us may be reduced if we are required to register as an investment company under the Investment Company Act; if we become an unregistered investment company, we could not continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record-keeping, voting, proxy disclosure, and other rules and regulations that would significantly increase our operating expenses.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. If we are unable to invest a significant portion of the proceeds of our initial offering in properties, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and which would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders will have limited control over changes in our policies and operation; which increases the uncertainty and risks they face as a stockholder.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks they face as a stockholder.

Our stockholders may not be able to sell their shares under the share redemption plan and, if our stockholders are able to sell their shares under the plan, they may not be able to recover the amount of their investment in our shares.

Our board of directors has adopted a share redemption plan, but there are significant conditions and limitations that would limit our stockholders ability to sell their shares under the plan. In addition, our board of directors may amend, suspend, or terminate our share redemption plan upon 30 days’ notice and without stockholder approval.

Generally, our stockholders will have to have held their shares for at least one year in order to participate in our share redemption plan. We will limit the number of shares redeemed pursuant to our share redemption plan as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (2) we may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for redemptions (other than those following an investor’s death or qualifying disability) since the beginning of the then-current calendar year to exceed the sum of (x) the net proceeds from the sale of shares under our distribution reinvestment plan during such period and (y) any additional amounts reserved for such purpose by our board of directors. These limits might prevent us from accommodating all redemption requests made in any year. Initially, we will repurchase shares under our share redemption plan at $9.10 per share. The initial redemption price will remain fixed until one year after we complete our offering stage. Thereafter, we will redeem shares at a price equal to 95% of the estimated per-share value of the shares, as estimated by the Advisor or another firm chosen for that purpose. These restrictions will severely limit our stockholder’s ability to sell their shares should they require liquidity and will limit their ability to recover the value they invested.

The offering price was not established on an independent basis; the actual value of our stockholder’s investment may be substantially less than what they pay.

The offering price of the shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. The board of directors considered the following factors in determining the offering price:

•	the range of offering prices of comparable unlisted REITs; and

•	the recommendation of our dealer-manager.

Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker/dealers.

Because the dealer-manager is one of our affiliates, our stockholders will not have the benefit of an independent review of our company or the prospectus customarily undertaken in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face as a stockholder.

The dealer-manager, Wells Investment Securities, is one of our affiliates and will not make an independent review of our company or the offering. Accordingly, our stockholders do not have the benefit of an independent review of the terms of our initial offering. Further, the due diligence investigation of our company by the dealer-manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker/dealer.

An investment in us will be diluted if we issue additional shares, which could reduce the overall value of the investment.

Potential investors in our initial offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue one billion shares of stock, of which 900 million shares are designated as common stock and 100 million are designated as preferred stock. Our board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After our initial offering, our board may elect to (1) sell additional shares in our initial or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to the Advisor employees; (4) issue shares to the Advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Timber OP. To the extent we issue additional equity interests after our initial offering, our stockholders’ percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share, and the value of our properties, existing stockholders also may experience a dilution in the book value of their investment in us.

Payment of fees to the Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

The Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management of our properties, and the administration of our other investments. We will pay the Advisor and its affiliates substantial fees for these services. Payment of these fees will result in immediate dilution to the value of our stockholder’s investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. As a result of these substantial fees, we expect that for each share sold in our initial offering no more than $9.11 per share will be available for the purchase of properties, depending primarily upon the number of shares we sell and assuming all shares sold under our distribution reinvestment plan are sold for $9.55 per share. The Advisor, as the holder of the special units, also may be entitled to receive a distribution upon the sale of our properties and/or a payment in connection with the redemption of the special units upon the earlier to occur of specified events, including the listing of our shares on a national securities exchange or the termination of the Advisory Agreement. These payments to the Advisor increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial offering. Substantial up-front fees also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Our stockholders may be more likely to sustain a loss on their investment because our sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made more significant equity investments in the companies they organize.

As of June 30, 2006, our sponsor had invested approximately $203,000 in us, primarily by the Advisor purchasing (1) 20,000 shares of our common stock at a price of $10.00 per share; (2) 200 common units in Wells Timber OP at $10.00 per unit; and (3) 100 special units in Wells Timber OP at $10.00 per unit. If we are successful in raising enough proceeds to be able to reimburse our sponsor for the significant organization and offering expenses of our initial offering, our sponsor has little exposure to loss. Without this exposure, our investors may be at a greater risk of loss because our sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in the companies they organize.

Risks Related to Investments in Timberland

Following the acquisition of timberland properties, we expect that our revenues will depend primarily on our supply agreements with loggers, sawmills and forest products companies. These contracts may preclude us from taking advantage of market opportunities, which could reduce the value of our stockholder’s investment.

Following the acquisition of timberland properties using the net proceeds of our initial offering, we expect that we will receive our revenue primarily from the sale of our timber to loggers, local sawmills, and forest products companies under supply agreements we enter into with these parties. We intend to use supply agreements that generally are standard for the timber industry. These contracts will generally provide for harvesting of our timber in an agreed-upon volume at a fixed price, and generally will not be terminable by either party during the term of the agreement. The term of these agreements can range from a period of months to a period of several years. As such, we may not be able to quickly take advantage of increases in the price of logs or wood products with respect to the timberland properties to which these contracts apply. As a result of our inability to promptly respond to changing market conditions, our profitability could be reduced and our stockholders could experience a lower return on their investment.

Changes in demand for “higher and better use” property may reduce our anticipated land sale revenues.

We anticipate that we will sell portions of our timberland property base from time to time in the event that we determine that certain properties have become more valuable for development, recreation, or conservation than for growing timber, which we refer to as higher and better use property. A number of factors, including a slow-down in commercial or residential real estate development or a reduction in the availability of public funding for conservation projects, could reduce the demand for these properties and reduce any revenues that we could realize from our land sale program.

Large-scale increases in the supply of timber may affect timber prices and reduce our revenues.

Some governmental agencies, principally the U.S.D.A. Forest Service and the U.S. Department of the Interior’s Bureau of Land Management, own large amounts of timberland. If these agencies choose to sell more timber from their timberland holdings than they have been selling in recent years, timber prices could fall and our revenues could be reduced. Any large reduction in the revenues we expect to earn from our timberland investments may reduce the returns, if any, we are able to achieve for our stockholders.

The cyclical nature of the forest products industry could impair our ability to make distributions to our stockholders.

Our operating results will be affected by the cyclical nature of the forest products industry. Unlike many other REITs that are parties to leases and other contracts providing for relatively stable payments over a period of years, our operating results will depend on prices for timber that can experience significant variation and have been historically volatile. Like other participants in the forest products industry, we have limited direct influence over the timing and extent of price changes for absorbent materials, timber, and wood products. Although some of the supply agreements we will enter into fix the price of our harvested timber for a period of time, these contracts may not protect us from the long-term effects of price declines and may restrict our ability to take advantage of price increases.

The demand for timber and wood products is affected primarily by the level of new residential construction activity, the supply of manufactured timber products including imports of timber products and, to a lesser extent, repair and remodeling activity, and other commercial and industrial uses. The demand for timber also is affected by the demand for wood chips in the pulp and paper markets and for hardwood in the furniture and other hardwood industries. The demand for absorbent materials is related to the demand for disposable products such as diapers and feminine hygiene products. These activities are, in turn, subject to fluctuations due to, among other factors:

•	changes in domestic and international economic conditions;

•	interest and currency rates;

•	population growth and changing demographics; and

•	seasonal weather cycles (for example, dry summers and wet winters).

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This can result in lower revenues, profits, and cash flows. In addition, increases in the supply of logs and wood products, at both the local and national level, during favorable price environments also can lead to downward pressure on prices. Timber owners generally increase production volumes for logs and wood products during favorable price environments. Such increased production, however, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices. For example, the federal government owns a large amount of timberland. If the federal government chooses to sell more timber than it has been selling in recent years, then timber prices could fall. Additionally, wood products are subject to increasing competition from a variety of substitute products, including nonwood and engineered wood products. Oversupply can result in lower revenues, profits, and cash flows to us and could impair our ability to make distributions to our stockholders.

Our due diligence may not reveal all of the liabilities or weaknesses of a targeted timberland property acquisition, which could increase our costs, reduce our profitability, and limit our cash distributions to our stockholders.

Before making an investment in a timberland property, the Advisor will assess the profitability of the property and other factors that it believes will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, the Advisor will rely on a timber manager and, in some cases, an investigation by other third parties. This process is particularly important and subjective with respect to properties owned by newly organized entities, because there may be little or no information publicly available about these properties. However, our due diligence processes may not uncover all relevant facts, and our investments may not be successful. A failure to reveal a liability or weakness of a timberland property that we acquire could increase our costs, decrease our profitability, and limit the amount of cash available for distribution to our stockholders.

Uninsured losses relating to the timberland properties we acquire may reduce our stockholders’ returns.

The volume and value of timber that can be harvested from the timberlands we acquire may be limited by natural disasters such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding and other weather conditions, and natural disasters, as well as other causes such as theft, trespass, condemnation, or other casualty. We do not intend to maintain insurance for any loss to our standing timber from natural disasters or other causes. Any funds used for such losses may reduce cash available for distributions to our stockholders.

The forest products industry and the market for timberland properties are highly competitive, which could force us to pay higher prices for our properties or limit the amount of suitable timberland investments we are able to acquire and thereby reduce our profitability and the return on an investment in us.

The forest products industry is highly competitive in terms of price and quality. We are a newly organized company with limited resources and we do not currently own any timberland. Many of our competitors, both domestic and international, have substantially greater financial and operating resources and are better able to absorb the risks of timberland investing. In recent years, the timberland investment business has experienced increasing competition for the purchase of timberland properties from both commercial and residential real estate developers as a result of urban and suburban expansion. We expect this trend to continue. Many real estate developers have substantially greater financial resources than our company. In addition, many developers tend to use high relative amounts of leverage to acquire development parcels, which we may not be willing or able to incur. Purchases of timberland parcels for development not only reduce the amount of suitable timberland investment properties, but also tend to separate larger, existing timberland properties into smaller units, which have reduced economies of scale and are less desirable for harvesting and the future marketability of the property for timber harvesting or other uses. Competition from real estate developers and others limits the amount of our potential, suitable timberland investments, and any increase in the prices we expect to pay for timberland may reduce the returns, if any, we are able to achieve for our stockholders.

Harvesting our timber may be subject to limitations which could impair our ability to receive income and make distributions to our stockholders.

Weather conditions, timber growth cycles, property access limitations, and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands as may other factors, including damage by fire, hurricane, earthquake, insect infestation, disease, prolonged drought, and other natural disasters. Furthermore, we may choose to invest in timberlands that are intermingled with sections of federal land managed by the U.S.D.A. Forest Service or other private owners. In many cases, access might be achieved only through a road or roads built across adjacent federal or private land. In order to access these intermingled timberlands, we would need to obtain from time to time either temporary or permanent access rights across these lands. Our revenue, net income and cash flow from our operations will be dependent to a significant extent on the continued ability to harvest timber on our timberland at adequate levels and in a timely manner.

We face possible liability for environmental clean up costs and damages related to the timberland properties we acquire, which could increase our costs and reduce our profitability and cash distributions to our stockholders.

We will be subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the National Environmental Policy Act, and the Endangered Species Act, as well as comparable state laws and regulations. Violations of various statutory and regulatory programs that apply to our operations could result in civil penalties; damages, including natural resource damages; remediation expenses; potential injunctions; cease-and-desist orders; and criminal penalties.

We may engage in the following activities that are subject to regulation:

•	forestry activities, including harvesting, planting, and road building use and maintenance;

•	the generation of air emissions;

•	the discharge of industrial wastewater and storm water; and

•	the generation and disposal of both hazardous and nonhazardous wastes.

Laws and regulations protecting the environment have generally become more stringent in recent years and could become more stringent in the future. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to the person’s negligence or fault. While timberland properties do not generally carry as high a risk of environmental contamination as certain other real estate assets such as industrial properties, we may acquire timberlands subject to environmental liabilities, such as cleanup of hazardous substance contamination and other existing or potential liabilities of which we are not currently aware, even after investigations of the properties. We may not be able to recover any of these liabilities from the sellers of these properties. The cost of these cleanups could therefore increase our operating costs and reduce our profitability and cash available to make distributions to our stockholders. The existence of contamination or liability also may materially impair our ability to use or sell an affected timberland property.

The Endangered Species Act and comparable state laws protect species threatened with possible extinction. A number of species present on timberlands in the United States have been, and in the future may be, protected under these laws, including the northern spotted owl, marbled murrelet, bald eagle, several trout and salmon species in the Northwest; and the red-cockaded woodpecker, bald eagle, wood stork, red hill salamander and flatwoods salamander in the South. Protection of threatened and endangered species may include restrictions on timber harvesting, road building, and other forest practices on private, federal, and state land containing the affected species. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year and other factors, but can range from less than one to several thousand acres.

We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states where we intend to seek to acquire timberland properties with the proceeds of our initial offering. For example, if we acquire timberland property in Washington State, we would be required to file a Forest Practice Application for each unit of timber to be harvested. These applications may be denied or restricted by the regulatory agency or appealed by other parties, including citizens groups. Environmental groups and interested individuals may also appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits, and delays or harvest restrictions on a significant number of applications could result in increased costs. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from implementing our operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands. Among the remedies that could be enforced in a lawsuit is a judgment entirely preventing or restricting harvesting on a part of our targeted timberland properties.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and reduce distributions to our stockholders.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more timberland properties in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	changes in international, national, regional, and local economic and market conditions;

•	changes in interest rates and in the availability, cost, and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;

•	forestry costs associated with maintaining and managing timberland properties;

•	changes in operating expenses; and

•	fires, hurricanes, earthquakes, floods, and other natural disasters as well as civil unrest, acts of war, and terrorism, each of which may result in uninsured losses.

As part of our business plan and as necessary, we intend to sell portions of our timberland property holdings during opportunistic times. We plan on selling timberland to third parties who intend to put the timberland to a higher and better use and therefore may be willing to compensate us for the land in excess of prices we would typically receive if the land remained as timber-producing property. In acquiring a timberland property, however, and in entering into long-term supply agreements, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to market opportunities could result in lower distributions to our stockholders than would be available if we were able to quickly respond to such market opportunities.

If we sell properties and provide financing to purchasers, defaults by the purchasers would decrease our cash flows and limit our ability to make distributions to our stockholders.

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced, or otherwise disposed of.

Our international investments will be subject to changes in global market trends that could adversely impact our ability to make distributions to our stockholders.

A portion of our timberland portfolio may consist of properties located in timber-producing regions outside of the U.S. These international investments could cause our business to be subject to unexpected, uncontrollable, and rapidly changing events and circumstances in addition to those experienced in U.S. locations. Adverse changes in the following factors, among others, could have a negative impact on our business, results of operations, and ability to make distributions to our stockholders:

•	effects of exposure to currency other than United States dollars, due to having non-U.S. customers and foreign operations;

•	regulatory, social, political, labor, or economic conditions in a specific country or region; and

•

trade protection laws, policies, and measures, and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, and import and export licensing requirements.

Risks Associated with Debt Financing

We are likely to incur mortgage and other indebtedness, which may increase our business risks and may reduce the value of an investment in our company.

We may, in some instances, acquire real properties by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

Significant borrowings by us increase the risks of an investment in our company. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our company. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contains cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue any insurance coverage that we may have, or replace the Advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. Interest we pay could reduce our cash available for distributions. Additionally, if we incur variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in us.

Our charter does not limit us from incurring debt until our aggregate debt would exceed 300% of our net assets (generally expected to approximate 75% of the cost of our assets before noncash reserves and depreciation), though we may exceed this limit under some circumstances. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in our company.

Actions of our joint venture partners could reduce the returns on our joint venture investments and decrease stockholder returns.

We may enter into joint ventures with third parties to acquire properties. We may also purchase properties in joint ventures or in partnerships, co-tenancies, or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce stockholder returns.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net income and cash available for distributions.

Alston & Bird LLP, our legal counsel, has rendered an opinion to us in connection with our initial offering that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, on an ongoing basis, requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code. Alston & Bird has not reviewed our compliance with the REIT qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Future legislative, judicial, or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless they are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we remain qualified as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•	Our taxable REIT subsidiaries will be subject to tax on their taxable income.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of their investment.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (2) the effect of nondeductible capital expenditures, or (3) the creation of reserves. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower stockholder returns.

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets, and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

The extent of our use of taxable REIT subsidiaries may affect the value of our common stock relative to the share price of other REITs.

We intend to conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs will enable us to engage in non-REIT qualifying business activities, such as the sale of higher and better use properties. However, under the Internal Revenue Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT qualifying operations. Furthermore, because the income earned by our TRSs will be subject to corporate income tax and will not be subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we expect to use them.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on an investment in us.

As a REIT, we will be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales by us of higher and better use property at the REIT level could, in certain circumstances, constitute prohibited transactions.

We intend to avoid the 100% prohibited transaction tax by conducting activities that would be prohibited transactions through one or more TRSs. We may not, however, always be able to identify properties that will become part of our “dealer” land sales business. Therefore, if we sell any higher and better use properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

Retirement Plan Risks

If our stockholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, they could be subject to criminal and civil penalties.

There are special considerations that apply to pension, profit-sharing trusts, or IRAs investing in our shares. If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

The annual statement of value that we will send to stockholders subject to ERISA and to certain other plan stockholders is only an estimate and may not reflect the actual value of our shares.

The annual statement of value will report the estimated value of each share of common stock as of the close of our fiscal year. The Advisor or another firm we choose for this purpose will prepare an annual estimated value of our shares based on the estimated amount that would be received if our assets were sold as of the close of the fiscal year and if the proceeds, together with our other funds, were distributed pursuant to a liquidation. For 12 months after the completion of our last public equity offering prior to the listing of our shares on a national securities exchange, the Advisor will use the most recent price paid to acquire a share in that offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per-share value of our shares. After that time, we would publish a per-share valuation determined by the Advisor or another firm chosen for that purpose. No independent appraisals of our assets will be required during the initial period or at any time thereafter. Other noteworthy limitations to such estimated value of our shares include:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;

•	stockholders may not realize that value if they attempted to sell their shares; and

•

using the estimated statement of value, or the method used to establish the value, may not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

We will stop providing annual statements of value if our common stock becomes listed for trading on a national securities exchange.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: September 21, 2006	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2006 FORM 10-Q OF

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on November 10, 2005 (the “Registration Statement”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Prospectus included in Amendment No. 4 to the Registration Statement)

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in Amendment No. 4 to the Registration Statement)

4.3

Description of Share Redemption Plan (incorporated by reference to the section of the Prospectus included in Amendment No. 4 to the Registration Statement captioned “Description of Shares – Share Redemption Plan”)

4.4	Amended and Restated Escrow Agreement dated August 7, 2006 by and among the Company, Wells Investment Securities, Inc. and U.S. Bank National Association

4.5	Amended and Restated Escrow Agreement for Pennsylvania Investors dated August 7, 2006 by and among the Company, Wells Investment Securities, Inc. and U.S. Bank National Association

10.1

Amended and Restated Advisory Agreement dated August 24, 2006 by and among the Company, Wells Capital, Inc. and Wells Timber Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 29, 2006 (the “Form 8-K”))

10.2

First Amended and Restated Agreement of Limited Partnership of Wells Timber Operating Partnership, L.P. dated August 24, 2006 by and among the Company and Wells Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K)

10.3

Amended and Restated Wells Timber Real Estate Investment Trust, Inc. 2005 Long-Term Incentive Plan and Amended and Restated Wells Timber Real Estate Investment Trust, Inc. 2005 Independent Directors Compensation Plan

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002