Form 10-Q
period 2006-09-30
Wells Timber Real Estate Investment Trust, Inc.
filed 2006-11-07
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

N/A

_________________________________________________________________________

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of October 31, 2006: 20,000 shares

FORM 10-Q

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements	4

		Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	5

		Consolidated Statements of Loss for the Three Months and Nine Months Ended September 30, 2006 (unaudited)	6

		Consolidated Statements of Stockholder’s Equity for the Period from November 10, 2005 (inception) through December 31, 2005 and the Nine Months Ended September 30, 2006 (unaudited)	7

		Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2006 (unaudited)	8

		Condensed Notes to Consolidated Financial Statements (unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3.	Defaults Upon Senior Securities	34

	Item 4.	Submission of Matters to a Vote of Security Holders	34

	Item 5.	Other Information	34

	Item 6.	Exhibits	35

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

The accompanying financial statements should be read in conjunction with the notes to Wells Timber REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Wells Timber REIT’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$203,000	$203,000
Prepaid expenses	129,998	—

Total assets	$332,998	$203,000

Liabilities:
Due to affiliate	$566,847	$—

Commitments and Contingencies	—	—

Minority Interest	3,000	3,000

Stockholder’s Equity:
Preferred stock, $0.01 par value; 100 million shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 900 million shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	214,500	199,800
Accumulated deficit	(451,549)	—

Total stockholder’s equity	(236,849)	200,000

Total liabilities, minority interest, and stockholder’s equity	$332,998	$203,000

See accompanying notes.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF LOSS

	(Unaudited) Three Months Ended September 30, 2006	(Unaudited) Nine Months Ended September 30, 2006
Revenues	$—	$—

Expenses:
General and administrative	(254,019)	(451,549)

Net loss	$(254,019)	$(451,549)

Per share information – basic and diluted:
Net loss allocated to common stockholders	$(12.70)	$(22.58)

Weighted-average common shares outstanding – basic and diluted	20,000	20,000

See accompanying notes.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM NOVEMBER 10, 2005 (INCEPTION) THROUGH

DECEMBER 31, 2005 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, November 10, 2005 (inception)	—	$—	$—	$—	$—

Issuance of common stock	20,000	200	199,800	—	200,000

Balance, December 31, 2005	20,000	200	199,800	—	200,000

Net loss	—	—	—	(451,549)	(451,549)
Stock options granted	—	—	14,700	—	14,700

Balance, September 30, 2006	20,000	$200	$214,500	$(451,549)	$(236,849)

See accompanying notes.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) Nine Months Ended September 30, 2006
Cash Flows from Operating Activities:
Net loss	$(451,549)
Stock-based compensation expense	14,700
Change in asset necessary to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(129,998)

Net cash used in operating activities	(566,847)

Cash Flows from Financing Activities:
Due to affiliate	566,847

Net cash provided by financing activities	566,847

Net change in cash and cash equivalents	—

Cash and cash equivalents, beginning of period	203,000

Cash and cash equivalents, end of period	$203,000

Supplemental Disclosure of Non-Cash Financing Activity:
Stock options granted	$14,700

See accompanying notes.

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONDENDSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (UNAUDITED)

1.	Organization

Wells Timber Real Estate Investment Trust, Inc. (“Wells Timber REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Prior to November 9, 2005, Wells Timber REIT was known as Wells Real Estate Investment Trust IV, Inc. Substantially all of Wells Timber REIT’s business is expected to be conducted through Wells Timber Operating Partnership, L.P. (“Wells Timber OP”), a Delaware limited partnership formed on November 9, 2005. With respect to Wells Timber OP, Wells Timber REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99% of its common units. Wells Capital, Inc. (the “Advisor”) is the sole limited partner of Wells Timber OP and has contributed $2,000 and $1,000 to Wells Timber OP for 200 common units and 100 special partnership units, respectively. Unless otherwise noted, references to Wells Timber REIT herein shall include Wells Timber REIT, Wells Timber OP, and Wells Timber TRS, Inc. (“Wells Timber TRS”). Wells Timber REIT has not engaged in active operations to date.

Wells Timber REIT and Wells Timber OP have executed an agreement with the Advisor (as amended and restated, the ”Advisory Agreement”), under which the Advisor will perform certain key functions on behalf of Wells Timber REIT and Wells Timber OP, including, among others, the investment of capital proceeds and management of day-to-day operations.

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

As of September 30, 2006 and December 31, 2005, Wells Timber REIT and Wells Timber OP have neither purchased nor contracted to purchase any assets, nor has the Advisor identified any assets in which there is a reasonable probability that Wells Timber REIT or Wells Timber OP will invest.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells Timber REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year. Wells Timber REIT’s consolidated financial statements include the accounts of Wells Timber REIT, Wells Timber OP and Wells Timber TRS. The financial statements of Wells Timber OP are prepared using accounting policies consistent with those used by Wells Timber REIT. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Wells Timber REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Wells Timber REIT’s cash balances as of September 30, 2006 or December 31, 2005.

Prepaid Expenses

Prepaid expenses represents prepayments of directors and officers insurance premiums, which will be expensed as incurred in future periods. Balances without a future economic benefit are written off as they are identified.

Organization and Offering Costs

Organization and offering costs are incurred by the Advisor on behalf of Wells Timber REIT and, accordingly, are not a direct liability of Wells Timber REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Under the terms of the Advisory Agreement discussed in Note 3, upon the sale of shares of common stock to the public, Wells Timber REIT will be obligated to reimburse the Advisor in an amount equal to the lesser of actual costs incurred or 1.2% of total gross capital raised from the sale of shares to the public, subject to certain limitations.

Income Taxes

Wells Timber REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable period ending either December 31, 2006 or December 31, 2007. To qualify as a REIT, Wells Timber REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells Timber REIT’s ordinary taxable income to stockholders. As a REIT, Wells Timber REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timber REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timber REIT relief under certain statutory provisions.

On January 1, 2006, Wells Timber REIT formed Wells Timber TRS, a wholly owned subsidiary organized as a Delaware corporation. Wells Timber REIT has elected to treat Wells Timber TRS as a taxable REIT subsidiary. Wells Timber REIT may perform additional, non-customary services through Wells Timber TRS, including any real estate or non-real estate related services; however, any earnings related to such services will be subject to federal and state income taxes. In addition, for Wells Timber REIT to qualify as a REIT, Wells Timber REIT’s investment in Wells Timber TRS may not exceed 20% of value of the total assets of Wells Timber REIT.

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

Under the terms of the Advisory Agreement, upon raising at least $2.0 million from the sale of common stock to the public in its initial offering, Wells Timber REIT will become obligated to reimburse the Advisor for organization and offering costs equal to the lesser of actual costs incurred or 1.2% of the total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds or if Wells Timber REIT does not raise at least $2.0 million in its initial offering on or before August 11, 2007, all organization and offering costs will be incurred by the Advisor and not by Wells Timber REIT. As of September 30, 2006 and December 31, 2005, the Advisor had incurred aggregate organization and offering expenses on behalf of Wells Timber REIT of approximately $1,396,000 and $591,000, respectively.

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

The Advisory Agreement has a one-year term that began on August 11, 2006, the effective date of the Advisory Agreement, and renews for successive one-year terms upon the mutual consent of the parties. Wells Timber REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timber REIT terminates the Advisory Agreement, Wells Timber REIT will pay the Advisor all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by the Advisor will be redeemed for the payments described below under Note 5.

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

Due to Affiliate

As of September 30, 2006, due to affiliate represents amounts due to the Advisor for operating expenditures funded on behalf of Wells Timber REIT pursuant to the Advisory Agreement. Wells Timber REIT intends to repay this amount upon commencing active operations.

Conflicts of Interest

The Advisor also is a general partner or advisor of the various Wells Real Estate Funds. As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds, the Advisor may encounter conflicts of interests with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timber REIT and Wells Real Estate Funds.

Additionally, three members of the board of Wells Timber REIT also serve on the board of two other REITs sponsored by the Advisor and will encounter certain conflicts of interest regarding investment and operations decisions.

4.	Minority Interest

On November 9, 2005, Wells Timber OP issued 20,000 common units to Wells Timber REIT and 200 common units to the Advisor in exchange for $200,000 and $2,000, respectively. The common units that were purchased by Wells Timber REIT and were purchased by the Advisor represent limited partnership interests in Wells Timber OP of approximately 99% and 1%, respectively.

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

General

As of September 30, 2006 and December 31, 2005, 20,000 shares of common stock have been issued to the Advisor.

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

Wells Timber REIT is authorized to issue one or more series of preferred shares, par value of $0.01 per share. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of such shares. As of September 30, 2006 and December 31, 2005, Wells Timber REIT has not issued any shares of preferred stock.

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

The exercise price of any award shall not be less than the fair market value of the common stock on the date of the grant. Wells Timber REIT’s board of directors or a committee of its independent directors administers the incentive plan, with sole authority (following consultation with the Advisor) to select participants, determines the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize Wells Timber REIT’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under Wells Timber REIT’s charter. Unless determined by Wells Timber REIT’s board of directors or a committee of its independent directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

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

During 2006, Wells Timber REIT issued 2,500 options to each of the independent directors appointed to Wells Timber REIT’s board. As of September 30, 2006, approximately 3,333 of the 10,000 shares issued were exercisable, and the weighted-average contractual remaining life of the exercisable options was approximately 9.4 years. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, Wells Timber REIT estimated the fair value of each stock option granted in 2006 as of the respective grant date using the Black-Scholes-Merton model with the following assumptions:

	Options granted on May 25, 2006	Options granted on February 2, 2006
Risk-free rate	4.86%	4.42%
Projected future dividend yield	3.00%	3.00%
Expected life of the options	6 years	6 years
Volatility	0.272	0.283

As none of the options described above have been exercised, Wells Timber REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (one year). As Wells Timber REIT’s common stock is not publicly traded, Wells Timber REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of companies that are similar to Wells Timber REIT other than being publicly traded. Based on the above assumptions, the fair value of the options granted during the nine months ended September 30, 2006 equals approximately $25,000 and will be amortized to compensation expense over the weighted-average vesting period of one year.

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

During the period ended September 30, 2006, our attention focused primarily on our formation and the registration of our initial offering of shares to the public, which was declared effective on August 11, 2006. We have not yet sold any shares of our common stock to the public under our initial offering.

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

Short-Term Liquidity and Capital Resources

During the nine months ended September 30, 2006, net cash outflows from operating activities were approximately $0.6 million and represent payments for administrative costs and advance payments for directors’ and officers’ insurance premiums. Our net operating cash outflows were financed entirely by the Advisor. As of September 30, 2006, we held cash balances of approximately $0.2 million, and owed the Advisor approximately $0.6 million for operating expenditures funded on our behalf.

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

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland, is anticipated to be used to pay dividends to stockholders. Therefore, to the extent that cash flows from operations are lower, dividends are anticipated to be lower as well. Substantially all net proceeds generated through from the sale of our shares under our initial offering or from debt financing will be available to fund acquisitions of timberland, capital expenditures identified at the time of acquisition, and to pay down outstanding borrowings. If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter generally limits our borrowings to a level that is less than 300% of our net assets, which we generally expect to approximate 75% of our total assets before adjustments for noncash reserves and depreciation. We intend to maintain debt levels subject to this limitation over the long term; however, we may borrow in excess of this limitation temporarily upon the approval of a majority of our independent directors.

Results of Operations

We have not received and accepted the minimum subscription of $2 million as of the date of this report. Accordingly, we did not engage in active operations during the periods presented. Our net losses for the three and nine months ended September 30, 2006 are primarily comprised of administrative costs related to directors’ and officers’ insurance premiums, directors’ fees, and consulting fees.

Our results of operations are not indicative of those expected in future periods. After raising equity proceeds under our initial offering, we expect to acquire interests in timberland and to subsequently generate timber revenues, net of cost of sales, selling expenses, general and administrative expenses, and interest expense, in the future.

Election as a REIT

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its taxable period ending either December 31, 2006 or December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timber REIT relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

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

Merchantable Inventory and Depletion Costs as Determined by Forestry Timber Harvest Models

Significant assumptions and estimates are used in the recording of timberland inventory cost and depletion. Merchantable standing timber inventory will be estimated annually, using industry-standard computer software. The inventory calculation will take into account growth, in-growth (annual transfer of oldest pre-merchantable age class into the merchantable inventory), timberland sales, and the annual harvest.

The age at which timber is considered merchantable will be reviewed periodically and updated for changing harvest practices, future harvest age profiles, and biological growth factors. An annual depletion rate will be established by dividing merchantable inventory book cost by standing merchantable inventory. Pre-merchantable records will be maintained for each planted year age class, recording acres planted, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates, and changes in the age when timber is considered merchantable.

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

Commitments and Contingencies

As of September 30, 2006, the Advisor had incurred organization and offering expenses on our behalf of approximately $1.3 million, of which we will reimburse the Advisor up to 1.2% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds, or if we are unable to raise a minimum of $2.0 million under our initial offering on or before August 11, 2007 (one year following the commencement of our initial offering), we will not be obligated to reimburse the Advisor for such costs. See Note 3 to our accompanying consolidated financial statements for further discussion of the terms of the Advisory Agreement.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2006, our sponsor had invested approximately $203,000 in us, primarily by the Advisor purchasing (1) 20,000 shares of our common stock at a price of $10.00 per share; (2) 200 common units in Wells Timber OP at $10.00 per unit; and (3) 100 special units in Wells Timber OP at $10.00 per unit. If we are successful in raising enough proceeds to be able to reimburse our sponsor for the significant organization and offering expenses of our initial offering, our sponsor has little exposure to loss. Without this exposure, our investors may be at a greater risk of loss because our sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in the companies they organize.

Risks Related to Investments in Timberland

We will be subject to the credit risk of our anticipated customers. The failure of any of our anticipated customers to make payments due to us under our supply agreements could reduce our distributions to our stockholders.

We anticipate that our customers will range in credit quality from high to low. We will assume the full credit risk of these parties, as we will have no payment guarantees under the contract or insurance if one of these parties fails to make payments to us. While we intend to acquire timberland properties in well-developed and active timber markets with access to numerous customers, we may not be successful in this endeavor. Depending upon the location of the timberland properties we acquire and the supply agreements we enter into, our supply agreements may be concentrated among a small number of customers. Even though we may have legal recourse under our contracts, we may not have any practical recourse to recover payments from some of our customers if they default on their obligations to us. Any bankruptcy or insolvency of our customers, or failure or delay by these parties to make payments to us under our agreements, would cause us to lose the revenue associated with these payments and could cause us to reduce the amount of distributions to our stockholders.

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

WELLS TIMBER REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: November 7, 2006	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2006 FORM 10-Q OF

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

4.3

Description of Share Redemption Plan (incorporated by reference to the section of the Prospectus included in Amendment No. 4 to the Registration Statement captioned “Description of Shares – Share Redemption Plan”)

4.4

Amended and Restated Escrow Agreement dated August 7, 2006 by and among the Company, Wells Investment Securities, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”))

4.5

Amended and Restated Escrow Agreement for Pennsylvania Investors dated August 7, 2006 by and among the Company, Wells Investment Securities, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Second Quarter Form 10-Q)

10.1

Amended and Restated Advisory Agreement dated August 24, 2006 by and among the Company, Wells Capital, Inc. and Wells Timber Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 29, 2006 (the “Form 8-K”))

10.2

First Amended and Restated Agreement of Limited Partnership of Wells Timber Operating Partnership, L.P. dated August 24, 2006 by and among the Company and Wells Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K)

10.3

Amended and Restated Wells Timber Real Estate Investment Trust, Inc. 2005 Long-Term Incentive Plan and Amended and Restated Wells Timber Real Estate Investment Trust, Inc. 2005 Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.3 to the Second Quarter Form 10-Q)

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