Form 10-K
period 2006-12-31
Wells Timberland REIT, Inc.
filed 2007-03-27
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-51262

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0068852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

(770) 449-7800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

As of March 27, 2007, 20,000 shares of our common stock, par value $0.01 per share, were outstanding.

Aggregate market value of the common stock held by non-affiliates:

While there is no established market for the Registrant’s shares of common stock, the Registrant has made an initial offering of its shares of common stock pursuant to a Form S-11. No shares were held by non-affiliates as of June 30, 2006, the last day of the Registrant’s second fiscal quarter.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Timberland REIT, Inc. (“Wells Timberland REIT” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Part II, Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statement.

PART I

ITEM 1.	BUSINESS

General

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Prior to November 9, 2005, Wells Timberland REIT was known as Wells Real Estate Investment Trust IV, Inc. at which time our name was changed to Wells Timber Real Estate Investment Trust, Inc. On November 20, 2006 our name was changed to our present name, Wells Timberland REIT, Inc. Substantially all of Wells Timberland REIT’s business is expected to be conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005. With respect to Wells Timberland OP, Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99% of its common units. Wells Capital, Inc. (“Wells Capital”), was the sole limited partner of Wells Timberland OP and has contributed $2,000 and $1,000 to Wells Timberland OP for 200 common units and 100 special partnership units, respectively. On December 28, 2006, Wells Capital transferred all 20,000 of its shares of our common stock and all of its common units and special units in Wells Timberland OP to Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital formed for the purpose of serving as our advisor. Unless otherwise noted, references to “we”, “us”, or “our” herein shall include Wells Timberland REIT, Wells Timberland OP, and Wells Timberland TRS, Inc. (“Wells Timberland TRS”). Wells Timberland REIT has not engaged in active operations to date.

Our stock is not listed on a national exchange. However, our charter currently requires that, in the event that our stock is not listed on a national exchange by August 11, 2018 we must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating our investments and distributing the resulting proceeds to the stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. If we sought and did not obtain approval to liquidate, we would not be required to list or liquidate and could continue to operate as before.

Wells Timberland REIT and Wells Timberland OP have executed an agreement with Wells TIMO (as amended and restated, the “Advisory Agreement”), under which Wells TIMO will perform certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations.

The focus of our business is to invest in timberland, and to manage that investment in order to provide attractive short- and long-term returns to our investors. We intend to generate income returns in the form of cash flows from harvesting and selling timber, and from pursuing non-timber related revenue sources. When and where we believe that it is appropriate, we also will seek to generate cash flow from the sale of lands that have a higher and better use (“HBU”). We expect to realize additional long-term returns from the appreciation in the value of our timberland and the standing timber on that land upon the ultimate disposition of our properties.

We may pursue other investment opportunities that will complement our timberland investments. We may be able to improve the returns from one or more of our timberland properties, for example, by the acquisition of a sawmill or other wood processing facility located near the property. We may also invest in other entities that own timberland, or form joint ventures with entities that have complementary investment objectives.

Demand for paper and forest products and, therefore timber, generally is higher during periods of strong economic growth. However, while demand for these products is usually weaker during periods of slow economic growth, some segments of the timber industry and paper and forest products industries are less affected by economic downturns than are some other industries.

Timberland owners have some control over the timing of timber harvests, and may be able to reduce harvests during periods of low timber prices, and to increase harvests during periods of high timber prices—in each case, to take advantage of then prevailing market prices. Timberland owners also can apply “silvicultural” treatments to increase the growth rates of the trees and the quality of the wood that those trees produce. Silviculture is the science of manipulating timber stands to improve tree growth. Silviculture treatments may include preparing the land for planting trees, controlling weeds and undesirable tree species, and applying fertilizer. Foresters balance the cost of applying such treatments with the benefits received in the form of higher timber volumes on the tree stand. The proper application of silviculture treatments can increase the percentage of sawtimber-sized trees found in a given tree stand at harvest time, and can reduce the number of years between harvests. In most cases, we will also have the flexibility to modify silvicultural plans to target age/class scenarios enabling us to produce products that match up with the raw material demand of the customer base for which a particular block of timber will be marketed.

Each year, trees grow both in terms of height and width. As a result, assuming that timber prices remain constant and that no trees are harvested, a timberland property will become more valuable each year simply because the trees within that property have become larger. However, during certain growth stages in the life of a tree stand, the value of the timber may increase significantly during a very short period of time. One such period of time is when the young trees begin to achieve pulpwood size, and suddenly transition from having no merchantable value to becoming potentially worth $4.00 to $8.00 per ton. Another such period of time occurs when pulpwood trees reach chip-n-saw size. Southern pine chip-n-saw prices may be two to four times those for pulpwood trees. Another value increase occurs when trees can be sold as larger sawlogs, which might be worth twice as much as chip n saw material. The growth in the value of a tree stand is directly tied to the age and size of the trees within that tree stand, and thus it is important for timberland owners to understand the effects that biological stages of tree growth have on the value of the underlying timberland.

Investment Objectives

Our strategy is to acquire and manage a diversified portfolio of timberland properties that are:

•	comprised of trees from different age classes;

•	located in a variety of different geographic regions; and

•	comprised of a variety of species of trees.

Age Class Diversification. Age class diversification allows us to make adjustments to our short- and long-term income returns by investing in forests of an age group that will provide cash flows for distribution to stockholders.

The market for younger forests is less competitive than the market for older forests. Forests comprised of younger trees tend to generate less cash flow in the near-term than do mature forests, and are generally less expensive to purchase because there is less merchantable timber on them. Generally, there also are fewer timberland investors focused on long-term strategies that are interested in acquiring properties comprised of younger trees. Timberland owners in need of high short-term revenues often are anxious to sell their properties comprised of younger trees, and to reinvest the proceeds from those sales to purchase properties comprised of older trees that offer greater short-term income returns. While forests comprised of older trees can generate greater income returns in the near-term, the competition to purchase such forests is stronger, and the prices are generally higher.

Rather than focusing on properties comprised of trees of any particular age class, we will focus our property acquisition efforts on properties that are comprised of forests of a variety of different age classes, thus enabling us to better manage our short- and long-term income and appreciation returns. Our initial property acquisitions likely will be focused on forests comprised of older trees, in an effort to generate some income for initial distributions to investors. We also will seek to acquire forests comprised of younger and adolescent forests that can provide long-term income returns after our forests comprised of older trees have been harvested. At all times, we will seek to acquire properties on terms that are favorable to us, and to seek a balance between short- and long-term returns.

Geographic Diversification. By pursuing a property acquisition approach that includes the goal of geographic diversification, we will seek to mitigate the risk of our operations being dependent on one particular market. Geographic diversification will expose our operations to the risks of a number of different markets, both because of the geographic distance between the timberland properties and because different regions are home to different forest types and species mixes.

We intend to apply our geographic diversification approach on both a micro and a macro level. On a micro level, we believe that our timberland properties should not be located in a single mill procurement basket. This distance is based upon the average distance over which harvested trees must be hauled. While the average log haul varies somewhat by region, in most areas of the United States, logs usually are transported no more than 60 to 90 miles. Our geographic “spacing” on a micro basis will enable us to participate in different wood markets, which will help to protect our portfolio from the risk of a single mill closure. This geographic spacing also reduces the risk that a large percentage of the portfolio will be damaged by a single hurricane, ice storm, fire, or insect or disease outbreak.

On a macro level, locating investment properties in different regions of the United States lessens our dependence on regional economic and other conditions. This approach also provides exposure to different species of trees and to different export markets. For example, Texas and South Carolina are hundreds of miles apart, but the primary species of tree in which timberland owners invest in both states is southern pine. While local markets may be different in these states, the difference between those markets does not provide as much diversification as would be offered by investments in Texas and Washington. The Pacific Northwest’s primary investment species are Douglas-fir and western hemlock, and its export market is stronger than the export market existing in Texas. We may also invest, to a lesser extent, in properties located in international timber-producing regions such as Canada and certain South American counties.

We will strive to diversify our portfolio so that following the investment of the net proceeds raised during our offering stage, no more than 30% of the fair market value of the assets in our portfolio will be represented by investments outside the United States. We currently anticipate that the actual amount invested outside the United States will not exceed 20% of the fair market value of the portfolio we acquire with the net proceeds raised during our offering stage.

Species Diversification. By owning properties comprised of different species of trees, we also will mitigate the risks of being dependent on the overall market for any particular species of tree. Some of our investments will be in hardwood forests. Hardwood product (and timber) markets differ greatly from softwood product (and timber) markets and may provide attractive income returns when softwood markets are poor, and vice-versa.

Financing Objectives

We plan to finance our acquisitions through a combination of the equity we raise in our public offering, debt we incur, or debt we assume in conjunction with the acquisition of certain properties. We anticipate that ultimately, the majority of the cost of acquisitions will be funded from equity. However, in certain periods more amounts may be funded by debt.

Our charter generally limits our borrowings to a level that is less than 300% of our net assets, which we generally expect to approximate 75% of our total assets, before adjustments for noncash reserves and depreciation. We intend to maintain debt levels subject to this limitation over the long term; however, we may borrow in excess of this limitation temporarily upon the approval of our independent directors.

Operating Objectives

We believe that the fundamental basis for a successful timberland investment is the successful acquisition of timberland on favorable terms. An acquisition price that is too high can reduce returns, and, in extreme cases, no level of good forest and investment management can offset the initial costs. As a result, we intend to conduct a thorough due diligence evaluation of each timberland investment opportunity we consider, including evaluating and verifying the inventory data and developing an understanding of the timber markets in the vicinity of the property.

After we acquire a timberland property and identify and retain qualified forest managers, we will focus on operating the property to produce attractive short- and long-term income and appreciation returns, in light of our overall portfolio of properties. One component of this management approach entails growing and harvesting as much wood as possible in the context of supply and demand for wood in the local wood markets. However, a competing component of this approach entails managing the timber inventory on each property, so that each property will be attractive to a potential buyer. We will seek to balance these two strategies in a manner that optimizes the returns to stockholders consistent with our investment objectives.

We have not commenced active operations; however, intend to do so after raising a minimum subscription of $2 million in gross offering proceeds.

Employees

We have no direct employees. The employees of Wells TIMO and its affiliates provide services for us related to asset management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other programs for which Wells TIMO and its affiliates provide similar services based on time spent on each entity by personnel. We reimburse Wells TIMO and its affiliates for our share of personnel and other costs associated with these services. The executive officers of Wells TIMO are Jess Jarratt, President and John Iverson, Director of Financial Reporting. The background of Mr. Jarratt is described in Item 10 of this annual report under the heading “Our Sponsor” and a brief description of Mr. Iverson’s background is provided in Item 10 under the heading “Our Advisor”.

Competition

As we enter the operational stage, we will experience competition for targeted timberland tracts with other similar timber investment companies as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timber tracts to become the purchaser if another suitable tract cannot be substituted. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.

Economic Dependency

We have engaged Wells TIMO, a wholly owned subsidiary of Wells Capital, and Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells TIMO, to provide certain services essential to us, including asset management services, supervision of the management of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells TIMO and WIS.

Wells TIMO and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells TIMO, Wells Capital and WIS represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells TIMO and WIS. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of WREF sponsored investment products. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

We will also be dependent upon the ability of our timber customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on our results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT the officers and directors of Wells REIT, WREF and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the SEC on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT and WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”), including amendments to such filings, may be obtained free of charge from the following Web site, http://www.wellsref.com, through a link to the http://www.sec.gov Web site. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS

Overview

Below are the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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

When we invest the anticipated proceeds of our initial offering, the continuing high demand for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would. We believe the current market for timberland properties is extremely competitive. We will be competing for these timberland investments with other REITs, forestry products companies, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. Many of our competitors have more experience, greater financial resources, and a greater ability to borrow funds to acquire properties than we do. The greater the number of entities and resources competing for timberland properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions to our stockholders. We cannot be sure that our advisor, working with or without timber managers, will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in our initial offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we are unable to find suitable investments in properties promptly, we will hold the proceeds from our initial offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. Delays we encounter in the selection and acquisition of properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

We have not yet identified any of the properties that we will purchase with the anticipated proceeds of our initial offering, which makes our stockholder’s investment more speculative.

We have not yet identified any of the investments that we will make with the proceeds of our initial offering. Our ability to identify well-performing properties and achieve our investment objectives depends upon the ability of our advisor to acquire investments and secure financing. The large size of our initial offering increases the challenges that our advisor will face in investing our net offering proceeds promptly in attractive properties, and the continuing high demand for the type of properties we desire to purchase increases the risk that we may pay too much for the properties that we do purchase. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for our stockholders to sell their shares promptly or at all.

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

The loss of or inability to obtain key personnel of our advisor or its manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, Jess E. Jarratt and John C. Iverson, each of whom are key personnel of our advisor or Wells

Capital, its manager, and would be difficult to replace. We do not have employment agreements with any of these key personnel, and we cannot guarantee that such persons will remain affiliated with us. Although Messrs. Wells, Williams and Fretz have entered into employment agreements with Wells Capital, these agreements are terminable at will by either party; thus, such persons may not remain affiliated with Wells Capital or us. If any of these key personnel were to cease their affiliation with our advisor or its manager, our operating results could suffer. We do not intend to maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our advisor and its manager to retain highly skilled managerial, operational and marketing personnel. Competition for retention of our advisor’s and its manager’s existing skilled personnel is intense, and our advisor and its manager may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or as to timberland properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If our advisor or its manager loses or is unable to obtain the services of highly skilled personnel or does not establish or maintain appropriate strategic relationshipps, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

Our advisor, Wells TIMO, is a newly formed entity that currently has only two employees and will rely upon the employees of its manager, Wells Capital, to perform many of the services our advisor is required to perform for us. We are dependent on our advisor to select our investments and conduct our operations; thus, adverse changes in the financial health of Wells Capital could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments. As a general partner to many Wells-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide on behalf of Wells TIMO, our operations and financial performance could suffer as well, which would limit our ability to make distributions and decrease the value of your investment.

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

Risks Related to Conflicts of Interest

Wells Capital, its affiliates, and our officers will face competing demands on their time, and this may cause our operations and an investment in our company to suffer.

We rely on Wells TIMO, our advisor, for the day-to-day operation of our business. Wells TIMO is a newly formed entity. Until Wells TIMO has sufficient personnel of its own, which it may never do, it will rely on the personnel of its manager, Wells Capital, to perform many of the services Wells TIMO is required to perform as our advisor. Wells Capital and its affiliates, including Leo F. Wells, III, our President and a director and the President of Wells Capital; Douglas P. Williams, our Executive Vice President and a director and the Executive Vice President of Wells Capital; and Randall D. Fretz, our Senior Vice President and the Senior Vice President of Wells Capital, have interests in other Wells’ programs and engage in other business activities, including providing advisory services to Wells REIT I, Wells REIT II, Institutional REIT and other Wells-sponsored real estate programs. As a result, they will have conflicts of interest in allocating their time among us and other Wells’ programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of our stockholder’s investment, may decline.

Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital, its affiliates, and other Wells-sponsored programs, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Our executive officers and two of our directors, Leo F. Wells, III and Douglas P. Williams, are also officers and directors of Wells Capital, our dealer-manager and other affiliated entities and Wells-sponsored programs, and two of our independent directors, E. Nelson Mills and Donald S. Moss, currently serve on the boards of other real estate programs. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and operational opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Wells TIMO and its affiliates, including our officers and two of our directors, will face conflicts of interest caused by compensation arrangements with us and other Wells-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders. The amounts payable to Wells TIMO upon termination of the Advisory Agreement may also influence decisions about terminating Wells TIMO or our acquisition or disposition of investments.

Under the Advisory Agreement between us, Wells Timberland OP, and Wells TIMO and pursuant to the terms of the special units Wells TIMO owns in Wells Timberland OP, Wells TIMO is entitled to fees and other payments from us and Wells Timberland OP that are structured in a manner intended to provide incentives to Wells TIMO to perform in our best interest and in the best interest of our stockholders. However, because Wells TIMO does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests are not wholly aligned with those of our stockholders. As a result, these compensation arrangements could influence Wells TIMO’s advice to us, as well as the judgment of the affiliates of Wells Capital who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal, or enforcement of our agreements with Wells TIMO and its affiliates, including the Advisory Agreement and the dealer-manager agreement;

•	public offerings of equity by us, which entitle Wells Investment Securities to dealer-manager fees and entitle Wells Capital to increased asset management fees;

•	property sales, which entitle Wells TIMO to real estate commissions and possible success-based payment;

•	the valuation of our timberland properties, which determines the amount of the asset management fee payable to Wells TIMO and affects the likelihood of any success-based payment;

•

property acquisitions from third parties, which utilize proceeds from our public offerings, thereby increasing the likelihood of continued equity offerings and related fee income for Wells Investment Securities and Wells TIMO;

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle Wells TIMO to a success-based payment but could also hinder its sales efforts for other programs if the price at which our shares trade is lower than the price at which we offered shares to the public; and

•

whether and when we seek to sell the company or our assets, which sale could entitle Wells TIMO to a success-based payment from Wells Timberland OP but could also hinder its sales efforts for other programs if the sales price for the company or its assets results in proceeds less than the amount needed to preserve our stockholders’ capital.

Wells TIMO will have considerable discretion with respect to the terms and timing of acquisition and disposition transactions. Considerations relating to its affiliates’compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders’ distributions or result in a decline in the value of their investment.

The fees we pay Wells TIMO under the Advisory Agreement and the amounts payable to Wells TIMO under the Wells Timberland OP partnership agreement were not determined on an arm’s-length basis and therefore may not be on the same terms as those we could negotiate with a third party. Because the Advisory Agreement must be renewed annually, the fees and other amounts that we pay to Wells TIMO may increase in future renewals.

Our independent directors rely on information and recommendations provided by Wells Capital to determine the fees and other amounts payable to Wells TIMO and its affiliates pursuant to the terms of the Advisory Agreement and the special units in Wells Timberland OP. As a result, these fees and payments cannot be viewed as having been determined on an arm’s-length basis and we cannot assure our stockholders that an unaffiliated third party would not be willing and able to provide to us similar services at a lower price. Because the Advisory Agreement must be renewed on an annual basis beginning August 11, 2007, our independent directors may increase the fees and other amounts payable to Wells TIMO in future renewals. If the fees and other amounts we pay Wells TIMO are increased, our ability to pay distributions to our stockholders and make investments will be reduced.

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

Generally, our stockholders will have to have held their shares for at least one year in order to participate in our share redemption plan. We will limit the number of shares redeemed pursuant to our share redemption plan as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (2) we may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for redemptions (other than those following an investor’s death or qualifying disability) since the beginning of the then-current calendar year to exceed the sum of (x) the net proceeds from the sale of shares under our distribution reinvestment plan during such period and (y) any additional amounts reserved for such purpose by our board of directors. These limits might prevent us from accommodating all redemption requests made in any year. Initially, we will repurchase shares under our share redemption plan at $9.10 per share. The initial redemption price will remain fixed until one year after we complete our offering stage. Thereafter, we will redeem shares at a price equal to 95% of the estimated per-share value of the shares, as estimated by Wells Capital or another firm chosen for that purpose. These restrictions will severely limit our stockholder’s ability to sell their shares should they require liquidity and will limit their ability to recover the value they invested.

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

Potential investors in our initial offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue one billion shares of stock, of which 900 million shares are designated as common stock and 100 million are designated as preferred stock. Our board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After our initial offering, our board may elect to (1) sell additional shares in our initial or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of Wells TIMO or Wells Capital; (4) issue shares to Wells TIMO, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Timberland OP. To the extent we issue additional equity interests after our initial offering, our stockholders’ percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share, and the value of our properties, existing stockholders also may experience a dilution in the book value of their investment in us.

Payment of fees to Wells TIMO and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

Wells TIMO and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management of our properties, and the administration of our other investments. We will pay Wells TIMO and its affiliates substantial fees for these services. Payment of these fees will result in immediate dilution to the value of our stockholder’s investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. As a result of these substantial fees, we expect that for each share sold in our initial offering no more than $9.11 per share will be available for the purchase of properties, depending primarily upon the number of shares we sell and assuming all shares sold under our distribution reinvestment plan are sold for $9.55 per share. Wells TIMO, as the holder of the special units, also may be entitled to receive a distribution upon the sale of our properties and/or a payment in connection with the redemption of the special units upon the earlier to occur of specified events, including the listing of our shares on a national securities exchange or the termination of the Advisory Agreement. These payments to Wells TIMO increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial offering. Substantial up-front fees also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Our stockholders may be more likely to sustain a loss on their investment because our sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made more significant equity investments in the companies they organize.

As of December 31, 2006, our sponsor had invested approximately $203,000 in us, primarily by funding the purchase of the following equity interests held by Wells TIMO: (1) 20,000 shares of our common stock at a price of $10.00 per share; (2) 200 common units in Wells Timberland OP at $10.00 per unit; and (3) 100 special units in Wells Timberland OP at $10.00 per unit. If we are successful in raising enough proceeds to be able to reimburse our sponsor for the approximately $1,453,000 organization and offering expenses and the approximately $669,000 of operating expenses of our initial offering, our sponsor has little exposure to loss. Without this exposure, our investors may be at a greater risk of loss because our sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in the companies they organize.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

Risks Related to Investments in Timberland

We will be subject to the credit risk of our anticipated customers. The failure of any of our anticipated customers to make payments due to us under our supply agreements could reduce our distributions to our stockholders.

We anticipate that the customers who agree to purchase our timber under supply contracts will range in credit quality from high to low. We will assume the full credit risk of these parties, as we will have no payment guarantees under the contract or insurance if one of these parties fails to make payments to us. While we intend to acquire timberland properties in well-developed and active timber markets with access to numerous customers, we may not be successful in this endeavor. Depending upon the location of the timberland properties we acquire and the supply agreements we enter into, our supply agreements may be concentrated among a small number of customers. Even though we may have legal recourse under our contracts, we may not have any practical recourse to recover payments from some of our customers if they default on their obligations to us. Any bankruptcy or insolvency of our customers, or failure or delay by these parties to make payments to us under our agreements, would cause us to lose the revenue associated with these payments and could cause us to reduce the amount of distributions to our stockholders.

Changes in demand for “higher and better use” property may reduce our anticipated land sale revenues.

We anticipate that we will sell portions of our timberland property base from time to time in the event that we determine that certain properties have become more valuable for development, recreation, or conservation and other uses than for growing timber, which we refer to as higher and better use property. A number of factors, including a slow-down in commercial or residential real estate development or a reduction in the availability of public funding for conservation projects, could reduce the demand for these properties and reduce any revenues that we could realize from our land sale program.

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

Our operating results will be affected by the cyclical nature of the forest products industry. Unlike other REITs that are parties to leases and other contracts providing for relatively stable payments over a period of years, our operating results will depend on prices for timber that can experience significant variation and have been historically volatile. Like other participants in the forest products industry, we have limited direct influence over the timing and extent of price changes for cellulose fibers, timber, and wood products. Although some of the supply agreements we will enter into fix the price of our harvested timber for a period of time, these contracts may not protect us from the long-term effects of price declines and may restrict our ability to take advantage of price increases.

The demand for timber and wood products is affected primarily by the level of new residential construction activity, the supply of manufactured timber products including imports of timber products and, to a lesser extent, repair and remodeling activity, and other commercial and industrial uses. The demand for timber also is affected by the demand for wood chips in the pulp and paper markets and for hardwood in the furniture and other hardwood industries. The demand for cellulose fibers is related to the demand for disposable products such as diapers and feminine hygiene products. These activities are, in turn, subject to fluctuations due to, among other factors:

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

The forest products industry is highly competitive in terms of price and quality. We are a newly organized company with limited resources and we do not currently own any timberland. Many of our competitors, both domestic and international, have substantially greater financial and operating resources and are better able to absorb the risks of timberland investing. In recent years, the timberland investment business has experienced increasing competition for the purchase of timberland properties from both commercial and residential real estate developers as a result of urban and suburban expansion. We expect this trend to continue. Many real estate developers have substantially greater financial resources than our company. In addition, many developers tend to use high relative amounts of leverage to acquire development parcels, which we may not be willing or able to incur. Purchases of timberland parcels for development not only reduce the amount of suitable timberland investment properties, but also tend to separate larger, existing timberland properties into smaller units, which have reduced economies of scale and are less desirable for harvesting and the future marketability of the property for timber harvesting or other uses. Competition from real estate developers and others limits the amount of suitable timberland investments available for us to acquire, and any increase in the prices we expect to pay for timberland may reduce the returns, if any, we are able to achieve for our stockholders.

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

We may be unable to obtain accurate data on the volume and quality of the standing timber on a property that we intend to acquire, which may impair our ability to derive the anticipated benefits from the timberland property.

The quality and reliability of data concerning timberland properties varies greatly. Professional foresters collect data on species, volumes and quantities of timber on a particular property by conducting “cruises” through the property. During these cruises, foresters sample timber stands at specified intervals and locations that have been pre-determined by forest statisticians. A cruise that is poorly designed or executed can result in misleading data. In addition, errors in compiling the data may lead to erroneous estimates of the volume and quality of the timber on a particular property. The latest inventory data available at the time of a timberland transaction may be based on cruises that are more than a year old. Timberland cruises are time-consuming and expensive, and, as a result, are not usually conducted on an annual basis. Consequently, timber inventories are often updated without a cruise by subtracting out the volume of timber that was harvested (usually an accurate number) and by adding in the volume of estimated tree growth (usually a less accurate number than the removal number). We may not be able to require an adjustment to the property purchase price from the seller if a post-acquisition cruise reveals a significant difference in timber volumes or quality from the pre-acquisition data. If we are unable to obtain or develop accurate and reliable data related to the timberland in which we invest, then our assumptions, forecasts and valuations relating to those timberlands will be incorrect. As a result, we may not be able to realize the anticipated returns from those timberlands or to sell the property for the price that we anticipated, which could negatively impact our financial condition and our ability to make distributions to stockholders.

Our estimates of the timber growth rates on our properties may be inaccurate, which would impair our ability to realize expected revenues from those properties.

We rely upon estimates of the timber growth rates and yield when acquiring and managing our timberland properties. These estimates are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and yield estimates are developed by forest statisticians using measurements of trees in research plots on a property. The growth equations predict the rate of height and diameter growth of trees so foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to incorrect estimates of future volumes. If these estimates are incorrect our ability to manage our timberland in a profitable manner will be diminished, which may interfere with our ability to make distributions to stockholders.

Changes in assessments, property tax rates and state property tax laws may reduce our net income and our ability to make distribution payments.

Our expenses may be increased by assessments of our timberland properties and changes in property tax laws. We generally intend to hold our timberland properties for a substantial amount of time. Property values tend to increase over time, and, as property values increase, the related property taxes generally also increase, which would increase the amount of taxes we pay. In addition, changes to state tax laws or local initiatives could also lead to higher tax rates on our timberland properties. Because each parcel of a large timberland property is independently assessed for property tax purposes, our timberland properties may receive a higher assessment and be subject to higher property taxes. In some cases, the cost of the property taxes may exceed the income that could be produced from that parcel of property if we continue to hold it as timberland. If our timberland properties become subject to higher tax rates, the revenues that we use to pay distributions could be diminished and our stockholders may receive a lower return on their investment.

Changes in land uses in the vicinity of our timberland properties may increase the amount of the property that we classify as higher better use (“HBU”) property, and property tax regulations may reduce our ability to realize the values of those HBU properties.

An increase in the value of other properties in the vicinity of our timberland properties may prompt us to sell parcels of our land as higher and better use, or HBU, properties. Local, county and state regulations may prohibit us from, or penalize us for, selling a parcel of timberland for real estate development. Some states regulate the number of times that a large timberland property may be subdivided within a specified time period, which would also limit our ability to sell our HBU property. In addition, in some states timberland is subject to certain property tax policies that are designed to encourage the owner of the timberland to keep the land undeveloped. These policies may result in lower taxes per acre for our timberland properties as long as they are used for timber purposes only. However, if we sell a parcel of timberland in such states as a HBU property we may trigger tax penalties, which could require us to repay all of the tax benefits that we have received. Our inability to sell our HBU land on terms that are favorable to us could negatively affect our financial condition and our ability to pay distributions to stockholders.

We may be unable to properly estimate non-timber revenues from the properties that we acquire, which would impair our ability to acquire attractive properties, as well as our ability to derive the anticipated revenues from those properties.

When we acquire properties, we likely will expect to realize revenues from timber and non-timber related activities, such as the sale of conservation easements and hunting and recreation leases. Nontimber activities can contribute significantly to the revenues that we derive from a particular property. We will rely on estimates to forecast the amount and extent of revenues from non-timber related activities on our timberland properties. If our estimates concerning the revenue from non-timber related activities are incorrect, we will not be able to realize the projected revenues. If we are unable to realize the level of revenues that we expect from non-timber activities, our revenues from the underlying timberland would be less than expected and our ability to make distributions to stockholders may be negatively impacted.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue any insurance coverage that we may have, or replace Wells Capital. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

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

The annual statement of value will report the estimated value of each share of common stock as of the close of our fiscal year. Wells Capital or another firm we choose for this purpose will prepare an annual estimated value of our shares based on the estimated amount that would be received if our assets were sold as of the close of the fiscal year and if the proceeds, together with our other funds, were distributed pursuant to a liquidation. For 12 months after the completion of our last public equity offering prior to the listing of our shares on a national securities exchange, Wells Capital will use the most recent price paid to acquire a share in that offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per-share value of our shares. After that time, we would publish a per-share valuation determined by Wells Capital or another firm chosen for that purpose. No independent appraisals of our assets will be required during the initial period or at any time thereafter. Other noteworthy limitations to such estimated value of our shares include:

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

We will stop providing annual statements of value if our common stock becomes listed for trading on a national securities exchange.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES

As of December 31, 2006, we have not commenced active operations and own no real estate assets or properties.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2006, the sole stockholder approved and adopted the Second Articles of Amendment and Restatement, which amended and restated our charter.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 27, 2007, 20,000 shares of our common stock were issued and outstanding and were held by Wells TIMO. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

Under NASD Conduct Rules, to allow NASD members and their associated persons to participate in our ongoing public offering of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells TIMO will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells TIMO estimated value of the shares is $10 per share as of December 31, 2006. The basis for this valuation is the fact that the current public offering price for our shares is $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Until three years after the completion of our offering stage, Wells TIMO expects to continue to use the current offering price of our shares as the estimated per-share value reported in our annual reports on Form 10-K. (We will view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period in which we do not engage in another public equity offering. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells Timberland OP.)

Use of Initial Public Offering Proceeds

On August 11, 2006 our initial public offering of up to 75,000,000 shares of common stock aggregating up to $750 million, for $10.00 per share and 10,000,000 shares of our common stock pursuant to our dividend reinvestment plan for $9.55 per share was declared effective under a registration statement filed on Form S-11 under the Securities Act of 1933. As of March 27, 2007, we have not sold any shares under our initial public offering and, accordingly, had no offering proceeds available for investment as of that date. Wells Investment Securities, an affiliate of ours, is the dealer-manager for this offering and is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the year ended December 31, 2006 and the period November 10, 2005 (date of inception) through December 31, 2005 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof (amounts in thousands, except per share data).

	As of December 31,
	2006	2005
Total assets	$329	$203
Total liabilities	777	—

Total stockholder’s (deficit) equity	$(448)	$203

	For the year ended December 31, 2006	From the period November 10, 2005 (date of inception) through December 31, 2005
Total revenues	$—	$—
Net loss	$(669)	$—
Cash flows used in operating activities	$(777)	$—
Cash flows used in investing activities	$—	$—
Cash flows provided by financing activities	$777	$203
Dividends paid	$—	$—

Per share data:
Net loss—basic and diluted	$(33.45)	$0.00

Weighted-average common shares outstanding	20,000	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

During the year ended December 31, 2006, our attention focused primarily on our formation and the registration of our initial offering of shares to the public, which was declared effective on August 11, 2006. We have not yet sold any shares of our common stock to the public under our initial offering.

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

Short-Term Liquidity and Capital Resources

During the year ended December 31, 2006, net cash outflows from operating activities were approximately $0.8 million and represent payments for administrative costs and advance payments for directors’ and officers’ insurance premiums. Our net operating cash outflows were financed entirely by Wells Capital. As of December 31, 2006, we held cash balances of approximately $0.2 million, and owed Wells Capital approximately $0.7 million for operating expenditures funded on our behalf.

In the future, we intend to raise capital proceeds from the sale of common stock under our initial offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of timberland. Further, we intend to repay amounts due to Wells Capital upon commencing active operations.

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

Results of Operations

We have not received and accepted the minimum subscription of $2 million as of the date of this report. Accordingly, we did not engage in active operations during the periods presented. Our net loss for the year ended December 31, 2006 of $669,011 and the period from November 10, 2005 (date of inception) through December 31, 2005 of $0 are comprised of administrative costs primarily related to directors’ and officers’ insurance premiums, directors’ fees, and consulting fees.

Our results of operations are not indicative of those expected in future periods. After raising equity proceeds under our initial offering, we expect to acquire interests in timberland and to subsequently generate timber revenues, net of cost of sales, selling expenses, general and administrative expenses, and interest expense, in the future.

Election as a REIT

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its taxable period ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timberland REIT relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Inflation

The price of timber has generally increased with increases in inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

A discussion of the accounting policies that we intend to adopt upon commencing active operations, and which management deems critical because they may require complex judgment in their application or otherwise require estimates about matters that are inherently uncertain, is provided below:

Merchantable Inventory and Depletion Costs as Determined by Forestry Timber Harvest Models

Significant assumptions and estimates are used in the recording of timber and timberland inventory cost and depletion. Merchantable standing timber inventory will be estimated at least annually, using industry-standard computer software. The inventory calculation will take into account growth, in-growth (annual transfer of oldest pre-merchantable age class into the merchantable inventory), timberland sales, and the annual harvest.

The age at which timber is considered merchantable will be reviewed periodically and updated for changing harvest practices, future harvest age profiles, and biological growth factors. A managed forest will have an age/class distribution target which determines its harvest rotation cycle. The harvest cycle can generally be defined as the optimum number of years it takes to grow a stand of trees from the point of establishment to its targeted age/class distribution as dictated by the silvicultural management plan applied. The amount by which a timber asset is reduced through harvest is called depletion. The depletion rate on tracts held less than 1 year, will be determined by dividing the original timber cost by the original timber volume. For each management area, timber tracts held 1 year or longer will be pooled together and the depletion rates will be calculated at least annually. This long term depletion rate is calculated by taking the current timber asset dollar basis and adding to it the pre-merchantable asset amount and then dividing this sum by the sum of the current units with the projected units expected to be harvested over the remaining harvest cycle added to it. The records of pre-merchantable timber capitalized through acquisitions and the records for reforestation expenditures capitalized will be maintained for each year, recording acres planted or acquired, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable.

Impairment of Long-Lived Assets

We evaluate our ability to recover our net investment in long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value (net book value) of such assets exceeds the estimated future undiscounted cash flows attributable to such assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. When the fair values of the assets are not available, we estimate the fair values by using the discounted expected future cash flows attributable to the assets. The cash flows are discounted at the risk-free rates of interest. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes. Furthermore, SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs.

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

Related-Party Transactions and Agreements

We have engaged Wells Capital and its affiliates, to perform certain services under agreements which require us to pay fees and reimbursements to Wells Capital or its affiliates, including asset management and disposition fees, selling commissions and dealer-manager fees, as well as subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 3 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees and reimbursements.

Commitments and Contingencies

As of December 31, 2006, Wells Capital had incurred organization and offering expenses on our behalf of approximately $1.5 million, of which we will reimburse Wells Capital up to 1.2% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds, or if we are unable to raise a minimum of $2.0 million under our initial offering on or before August 11, 2007 (one year following the commencement of our initial offering), we will not be obligated to reimburse Wells Capital for such costs. See Note 3 to our accompanying consolidated financial statements for further discussion of the terms of the Advisory Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our registered independent public accountants during the year ended December 31, 2006 or for the period from November 10, 2005 (date of inception) through December 31, 2005.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the three months ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical descriptions set forth information with respect to our officers and directors.

Name	Age	Position	Term of Office
Leo F. Wells, III	63	President and Director	Since 2005

Douglas P. Williams	56	Executive Vice President, Secretary, Treasurer and Director	Since 2005

Randall D. Fretz	54	Senior Vice President	Since 2005

Michael P. McCollum	51	Independent Director	Since 2006

E. Nelson Mills	46	Independent Director	Since 2006

Donald S. Moss	72	Independent Director	Since 2006
Willis J. Potts, Jr.	60	Independent Director	Since 2006

There are no family relationships between any directors, executive officers or between any director and executive officer.

Leo F. Wells, III. Since our inception in September 2005, Mr. Wells has been our President and one of our directors. He served as the President Wells REIT I from 1997 to February 2007, and he has served as a director of Wells REIT I since 1997, the President and a director of Wells REIT II since 2003 and the President and a director of Institutional REIT since 2006. He has also been the sole stockholder, sole director, President and Treasurer of Wells Real Estate Funds, Inc. since 1997, which directly or indirectly owns Wells Capital, Wells Management Company, Inc., Wells Investment Securities, Wells & Associates, Inc., Wells Development Corporation, Wells Asset Management, Inc., Wells Real Estate Advisory Services, Inc. and Wells TIMO. He has also been the President, Treasurer and sole director of Wells Capital since 1984; Wells Management Company, Inc. since 1983; Wells Development Corporation since it was organized in 1997 to develop real estate properties; and Wells Asset Management, Inc. since it was organized in 1997 to serve as an investment advisor to the Wells Family of Real Estate Funds. Since 1997, Mr. Wells has been a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which includes as one of its series the Wells S&P REIT Index Fund. Since 2004, he has been President and sole director of Wells Real Estate Advisory Services, Inc. He has been the President, Treasurer and a director of Wells & Associates, Inc., a real estate brokerage and investment company, since it was incorporated in 1978. Mr. Wells serves as the principal broker for Wells & Associates, Inc.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company, during which time he became a Life Member of the Atlanta Board of Realtors Million Dollar Club. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment

Securities and Mr. Wells consented in the AWC to various findings by the NASD that are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810 and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby failing to observe high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure, and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity with Wells Investment Securities ended on October 6, 2004.

Douglas P. Williams. Since our inception in September 2005, Mr. Williams has been our Executive Vice President, Secretary and Treasurer and one of our directors. Since 1999, he has also served as Executive Vice President, Secretary and Treasurer and a director of Wells REIT I. Since 2003, he has served as Executive Vice President, Secretary and Treasurer and a director of Wells REIT II. Since 2006, he has served as Executive Vice President, Secretary and Treasurer and a director of Institutional REIT. Since 1999, Mr. Williams has also been a Senior Vice President of Wells Capital and a Vice President, Chief Financial Officer, Treasurer and a director of Wells Investment Securities, our dealer-manager. He has also been a Vice President of Wells Real Estate Funds, Inc. and Wells Asset Management, Inc. since 1999.

From 1996 to 1999, Mr. Williams served as Vice President and Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc., a supplier to the paper industry and to the paint, rubber and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/ Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG Peat Marwick LLP. Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with the NASD as a financial and operations principal. Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Master’s of Business Administration degree from Amos Tuck School of Graduate Business Administration at Dartmouth College.

Randall D. Fretz. Since our inception in September 2005, Mr. Fretz has been our Senior Vice President. He has also been a Senior Vice President of Wells Capital since 2002. He has also been the Chief of Staff and a Vice President of Wells Real Estate Funds, Inc. since 2002, a Senior Vice President of Wells REIT I since 2002, a Senior Vice President of Wells REIT II since 2003, a Senior Vice President of Institutional REIT since 2006 and a director of Wells Investment Securities since 2002. Mr. Fretz is primarily responsible for corporate strategy and planning, advising and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a Bachelor of Arts degree in Sociology and a Bachelor of Physical Education from McMaster University in Hamilton, Ontario. He also earned a Master’s of Business Administration degree from the Ivey School of Business in London, Ontario.

Michael P. McCollum, Ph.D. Dr. McCollum is one of our independent directors. He has worked in the forest products industry for the past 25 years. From June 1996 until his retirement in December 2005, Dr. McCollum led the Wood and Fiber Supply Division of Georgia-Pacific Corporation, one of the world’s leading manufacturers and distributors of tissue, pulp, paper, packaging, building products and related chemicals, and in January 2001 he became President of the Division. From July 1992 to June 1996, Dr. McCollum served in positions of increasing responsibility at Georgia-Pacific in the areas of forest management, wood and fiber supply, technical support and strategic planning. From February 1984 to July 1992, Dr. McCollum served in various positions at Temple-Inland Inc., a major forest products corporation. From January 1981 to February 1984, Dr. McCollum worked in the Wood Products Division of Manville Forest Products Corporation, a subsidiary of Johns Manville, a Berkshire Hathaway company and a leading manufacturer and marketer of premium-quality building and specialty products. Dr. McCollum received his Bachelor of Science degree in Forestry from the University of Arkansas and received a Ph.D. in Forest Science from Texas A&M University. Dr. McCollum is a member of the Society of American Foresters and has served on the boards of several industry and conservation associations.

E. Nelson Mills. Mr. Mills is one of our independent directors. Since December 2004, Mr. Mills has served as the chief financial officer and chief operations officer of Williams Realty Advisors, where he is responsible for financial strategy, design, formation and operation of real estate investment funds. From April 2004 to December 2004, Mr. Mills was a consultant to and the chief financial officer of Timbervest, LLC, an investment manager specializing in timberland investment planning. From September 2000 to April 2004, Mr. Mills served as chief financial officer of Lend Lease Real Estate Investments, Inc. and from August 1998 to August 2000 served as a senior vice president of Lend Lease with responsibility for tax and acquisition planning and administration. Since 2006, Mr. Mills has also served as a director of Institutional REIT. Mr. Mills was a tax partner with KPMG LLP from January 1987 to August 1998. Mr. Mills received a Bachelor of Science degree in Business Administration from the University of Tennessee and a Master’s of Business Administration degree from the University of Georgia. Mr. Mills is also a Certified Public Accountant.

Donald S. Moss. Mr. Moss is one of our independent directors. He is also an independent director of Wells REIT I and Wells REIT II and a trustee of the Wells Family of Real Estate Funds. He was employed by Avon Products, Inc. from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations—Worldwide from 1976 to 1979, Group Vice President of Sales—Worldwide from 1979 to 1980, Senior Vice President—International from 1980 to 1983 and Group Vice President—Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand, and Avon Malaysia from 1980 to 1983. He formerly was a director of The Atlanta Athletic Club and the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss graduated from the University of Illinois where he received a Bachelor of Science degree in business.

Willis J. Potts, Jr. Mr. Potts is one of our independent directors. From June 1999 until his retirement in June 2004, Mr. Potts served as vice president and general manager of Temple-Inland Inc., a major forest products corporation, where he was responsible for all aspects of the management of a major production facility, including timber acquisition, community relations and governmental affairs. From November 1994 to June 1999, Mr. Potts was senior vice president of Union Camp Corporation, where he was responsible for all activities of an international business unit, with revenues of approximately $1 billion per year including supervision of acquisitions and dispositions of timber and timberland, controllership functions and manufacturing. From 2004 through March 2007, Mr. Potts was chairman of the board of directors of the Technical Association of the Pulp and Paper Industry (TAPPI), the largest technical association serving the pulp, paper and converting industry, where he was responsible for guiding the development of TAPPI’s long-term plans and short-term goals and objectives, including those related to the forest products industry. In 2006, Mr. Potts was appointed to the Board of Regents of The University System of Georgia. Mr. Potts received a Bachelor of Science degree in industrial engineering from the Georgia Institute of Technology. He also completed the Executive Program at the University of Virginia.

Our Sponsor

Our sponsor is Wells Capital. Since its incorporation in Georgia on April 20, 1984, Wells Capital has sponsored or advised public real estate programs on an unspecified property, or “blind pool” basis, that have raised approximately $8.0 billion of equity from approximately 223,000 investors. Our advisor is a wholly owned subsidiary of Wells Capital. Some of our officers and directors are also officers and directors of Wells Capital.

The directors and executive officers of Wells Capital are as follows:

Name	Age	Positions
Leo F. Wells, III	63	President, Treasurer and Sole Director

Douglas P. Williams	56	Senior Vice President and Assistant Secretary

Stephen G. Franklin	58	Senior Vice President

Randall D. Fretz	54	Senior Vice President

Jess E. Jarratt	50	Senior Vice President

Robert E. Bowers	50	Senior Vice President

For biographical information regarding Messrs. Wells, Williams, and Fretz, see—Directors and Executive Officers, above. Below is a brief description of the other executive officers of Wells Capital.

Stephen G. Franklin, Ph.D. Since 1999, Mr. Franklin has served as a Senior Vice President of Wells Capital. Mr. Franklin is responsible for marketing, sales and coordination of broker/ dealer relations. Mr. Franklin also serves as Vice President of Wells Real Estate Funds, Inc. Prior to joining Wells Capital Mr. Franklin served as President of Global Access Learning, an international executive education and management development firm. From 1997 to 1999, Mr. Franklin served as President, Chief Academic Officer and Director of EduTrek International, a publicly traded provider of international post-secondary education that owns American InterContinental University, with campuses in Atlanta, Ft. Lauderdale, Los Angeles, Washington, D.C., London and Dubai. While at EduTrek, he was instrumental in developing the Master’s and Bachelor’s of Information Technology, International M.B.A. and Adult Evening B.B.A. programs. Prior to joining EduTrek, Mr. Franklin was Associate Dean of the Goizueta Business School at Emory University and a former tenured Associate Professor of Business Administration. He served on the founding Executive M.B.A. faculty and has taught graduate, undergraduate and executive courses in management and organizational behavior, human resources management and entrepreneurship. He also is co-founder and Director of the Center for Healthcare Leadership in the Emory University School of Medicine. Mr. Franklin was a frequent guest lecturer at universities throughout North America, Europe and South Africa. From 1984 to 1986, Mr. Franklin took a sabbatical from Emory University and became Executive Vice President and a principal stockholder of Financial Service Corporation (FSC), an independent financial planning broker/ dealer. Mr. Franklin and the other stockholders of FSC later sold their interests in FSC to Mutual of New York Life Insurance Company.

Jess E. Jarratt. Since March of 2007, Mr. Jarratt has served as Senior Vice President of Wells Capital and President of Wells Timberland Management Organization, LLC. Mr. Jarratt is responsible for directing and managing all aspects of timberland operations for Wells including timberland acquisitions and dispositions, portfolio and property management, and timberland financing. From February 2006 through February 2007 Mr. Jarratt served as Managing Director of SunTrust Robinson Humphrey’s Structured Real Estate Group where he was responsible for structuring and purchasing net leased real estate for SunTrust’s dedicated equity account and originating financing vehicles for agricultural and timberland properties. From July 2001 through January 2006 Mr. Jarratt was Managing Director for SunTrust Robinson Humphrey’s Capital Markets Origination group where he originated and structured large, multi-capital transactions across SunTrust’s Corporate Banking unit. From July 1995 through July 2001 Mr. Jarratt was Group Vice President of SunTrust’s AgriFood Group which he founded and grew into a group of 20 professionals and over $1 billion in assets. From 1988 through July 1995, Mr. Jarratt was Vice President of Rabobank International, a multinational Dutch bank where he led corporate lending activities to US agribusiness companies and timberland and forest products companies. From April 1985 through May 1988, Mr. Jarratt served as one of the original foresters for a predecessor entity to Hancock Timber Resource Group, one of the largest institutional managers of timber in the world. In his role as Timberland Investment Officer, Mr. Jarratt purchased and managed one of the fund’s first investments in timberland including the merchandising of the property’s timber. Mr. Jarratt was also instrumental in the development of the financial analysis used to analyze the purchase of timberland by the company. From April 1983 through April 1985, Mr. Jarratt served as a Procurement Forester with the Kirby Lumber Company. His responsibilities in this role included the purchase of enough raw timber to fully supply a plywood mill, management of various relationships with dealers and suppliers, cruising prospective timber acquisitions and negotiating purchase prices with landowners. Prior to joining Kirby Lumber Company, Mr. Jarratt worked as a Timberland Purchase Forester responsible for building a land base for Nekoosa’s Ashdown Arkansas paper mill by originating, cruising, negotiating and closing on timberland purchases. Mr. Jarratt began his career as a Forester with the Texas Forest Service in August 1979 where he worked with private landowners to develop and implement forest management plans. Mr. Jarratt received a Bachelor of Science degree in Forestry from Texas A&M University located and a MBA from the University of North Texas. In addition, Mr. Jarratt is a Certified Management Accountant (CMA) and has completed the Harvard Business School Executive Agribusiness Program. Mr. Jarratt is a member of the Institute of Management Accounting.

Robert E. Bowers. Since 2004, Mr. Bowers has been a Senior Vice President of Wells Capital. Mr. Bowers also serves as Chief Financial Officer and Vice President of Wells Real Estate Funds, Inc. A 20-year veteran of the financial services industry, Mr. Bowers’ experience includes investor relations, debt and capital infusion, IPO structuring, budgeting and forecasting, financial management and strategic planning. Prior to joining Wells in 2004, Mr. Bowers served as a business financial consultant, communicating regularly with the SEC and providing strategic financial counsel to a range of organizations, including the University System of Georgia, venture capital funds and public corporations such as NetBank, Inc., a publicly held online bank. From 1997 to 2002, Mr. Bowers was CFO of NetBank, Inc., the first profitable Internet bank. While at NetBank, he participated in the company’s successful initial public offering and subsequent secondary offerings, directing all SEC and regulatory reporting and compliance. Prior to joining NetBank, Mr. Bowers was CFO and Director of Stockholder Systems, Inc., a Norcross, Georgia-based financial applications company, for 12 years. When CheckFree Corporation, a pioneer in the electronic bill payment industry, acquired Stockholder Systems in 1995, he headed the merger negotiation team and became CFO of the combined organization. Mr. Bowers began his career in 1978 as an audit manager for Arthur Andersen & Company in Atlanta. Mr. Bowers earned a Bachelor of Science degree in Accounting from Auburn University. He is a licensed Certified Public Accountant and serves on the boards of various venture capital and Atlanta area non-profit organizations, including Woodward Academy, Hope House Children’s Respite and Southwest Christian Hospice.

In addition to the directors and executive officers listed above, Wells Capital employs personnel who have extensive experience in the types of services that Wells Capital will be providing to us, including arranging financing for the acquisition of properties, negotiating contracts, and preparing and overseeing budgets.

Our Advisor

Our advisor, Wells Timberland Management Organization, LLC, is a newly formed Georgia limited liability company and a wholly owned subsidiary of Wells Capital. Wells TIMO has contractual and fiduciary responsibilities to us and our stockholders. The executive officers of our advisor are as follows:

Name	Age	Positions
Jess E. Jarratt	50	President

John C. Iverson	60	Director of Financial Reporting

The background of Mr. Jarratt is described in Item 10 of this annual report under the heading “Our Sponsor”. Below is a brief description of the other executive officer of Wells TIMO.

John C. Iverson. Since January 2007, Mr. Iverson has served as the Director of Financial Reporting for Wells TIMO. Mr. Iverson is responsible for timber and general accounting, all period financial reporting, SEC reporting, controls and compliance and is the key contact for all audits internal and external for this organization. From 1972 to 2006, Mr. Iverson worked with Georgia-Pacific Corporation where he assumed progressively more responsible positions in timber related accounting and financial reporting. Prior to joining Wells Capital in January of 2007, Mr. Iverson was the Controller of Financial Reporting for Georgia-Pacific Corporation’s Wood & Fiber Procurement Division from 1994 to 2006. In this position at Georgia Pacific, Mr. Iverson was responsible for establishing and tracking the financial, tax and real estate basis for Georgia-Pacific’s nearly 6 million acres of fee timberland assets at its peak. While at Georgia-Pacific, Mr. Iverson served as Chairman of the Board of Directors of the newly chartered GPC Credit Association. During his tenure, the GPC Credit Association grew to more than $30 million in assets. From 1966 to 1970, Mr. Iverson served in the submarine service of the U.S. Navy. Mr. Iverson received a BBA Degree in Accounting at Augusta State University.

Committees of the Board of Directors

Many of the powers of the board of directors may be delegated to one or more committees. Our charter requires that each committee consist of at least a majority of independent directors.

Audit Committee

The audit committee selects the independent public accountants to audit our annual financial statements, reviews with the independent public accountants the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of our internal accounting controls. Our audit committee currently consists of E. Nelson Mills, Donald S. Moss and Willis J. Potts, Jr.,E. Nelson Mills is designated as the audit committee expert.

Nominating and Corporate Governance Committee

The primary functions of the nominating and corporate governance committee are: (1) identifying individuals qualified to serve on the board of directors and recommending that the board of directors select a slate of director nominees for election by the stockholders at the annual meeting; (2) developing and recommending to the board of directors a set of corporate governance policies and principles and periodically re-evaluating such policies and guidelines for the purpose of suggesting amendments to them if appropriate; and (3) overseeing an annual evaluation of the board of directors and each of the committees of the board of directors. Currently, all of the members of the nominating and corporate governance committee members include each of the four independent directors.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.wellsref.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Our Directors

Name	Fees Earned or Paid in Cash in 2006($)(1)	Stock Awards in 2006 ($)	Option Awards in 2006 ($)(2)(3)	Non-Equity Incentive Plan Compensation in 2006($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other 2006 Compensation ($)(4)	Total 2006 Compensation ($)
Leo F. Wells, III	None	None	None	None	None	None	$0

Douglas P. Williams	None	None	None	None	None	None	$0

Michael P. McCollum	$38,030	None	$6,250	None	None	None	$44,280

E. Nelson Mills	$49,250	None	$6,250	None	None	None	$55,500

Donald S. Moss	$42,000	None	$6,250	None	None	None	$48,250

Willis J. Potts, Jr.	$45,250	None	$6,250	None	None	None	$51,500

(1)

We pay each of our Independent Directors an annual retainer of $18,000, $2,000 per regularly scheduled board meeting attended, $1,500 per regularly scheduled committee meeting attended, including the meetings of the Special Committee (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity), and $250 per special board meeting attended whether held in person or by telephone conference. Members of our audit committee are paid $2,500 per meeting attended for each of the four meetings necessary to review our quarterly and annual financial statements. If one of our directors is also an officer, we do not pay separate compensation for services rendered as a director. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

(2)

In 2006, Messrs. McCollum, Mills, Moss and Potts received options to purchase up to 2,500 shares of our common stock. The aggregate grant date fair value of these option awards determined using the Black-Scholes-Merton method was determined to be approximately $25,000.

(3)

As of December 31, 2006, Messrs. McCollum, Mills, Moss and Potts held, in the aggregate, options to purchase up to 2,500 shares of our common stock pursuant to our Independent Director Stock Option Plan (described below).

(4)	During 2006, none of our directors received additional compensation required to be disclosed under this column.

Independent Director Stock Option Plan

We have reserved 100,000 shares of common stock for future issuance upon the exercise of stock options granted to the Independent Directors authorized and reserved for issuance under the stock incentive plan.

The exercise price of any award shall not be less than the fair market value of the common stock on the date of the grant. Our board of directors or a committee of its independent directors administers the incentive plan, with sole authority (following consultation with Wells Capital) to select participants, determines the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless determined by our board of directors or a committee of its independent directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

In addition to cash compensation, upon the appointment of an independent director to our board, each director receives a grant of options to purchase 2,500 shares of our common stock. Of the options granted, one-third are immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These initial grants of options are anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she will receive a subsequent grant of options to purchase 1,000 shares of our common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Beneficial Ownership

The following table sets forth the beneficial ownership of our common stock as of March 14, 2007 by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers and (4) all of our directors and executive officers as a group.

Name of Beneficial Owners	Shares Beneficially Owned
	Shares	Percentage
Wells Timberland Management Organization, LLC(1)	20,000	100.0%
Leo F. Wells, III, President and Director(1)	20,000	100.0%
Douglas P. Williams, Executive Vice President, Secretary, Treasurer and Director	—	—
Randall D. Fretz, Senior Vice President	—	—
Michael P. McCollum(2)	833	4.0%
E. Nelson Mills(2)	833	4.0%
Donald S. Moss(2)	833	4.0%
Willis J. Potts, Jr.(2)	833	4.0%
All directors and executive officers as a group (7 persons)	23,332	100.0%

(1)

As the sole stockholder of Wells Real Estate Funds, Inc., which directly or indirectly owns Wells Capital, Inc., the sole owner of Wells Timberland Management Organization, LLC, Mr. Wells may be deemed the beneficial owner of the shares held by Wells Timberland Management Organization, LLC. Wells Timberland Management Organization, LLC also holds 200 common units in Wells Timberland OP and 100 special units in Wells Timberland OP.

(2)	Includes shares issuable upon the exercise of options which are immediately exercisable.

Equity Compensation Plan Information

We have adopted a long-term incentive plan, which will be used to attract and retain qualified independent directors, employees, advisors, and consultants, as applicable, subject to certain limitations. Under the terms of our 2005 Long-Term Incentive Plan, a total of 500,000 shares of common stock have been authorized and reserved for issuance, of which 100,000 of such common shares are reserved for issuance to independent directors. During 2006, we issued 2,500 options to each of the independent directors appointed to our board.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	10,000	$10.00	490,000
Equity compensation plans not approved by security holders	—	—	—

Total	10,000	$10.00	490,000

(1)	We have granted 2,500 options for our common stock, as defined in our 2005 Long-Term Incentive Award Plan, to each of our independent directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationship with Wells Capital and Wells TIMO.

Our executive officers, Leo F. Wells, III, Douglas P. Williams and Randall D. Fretz, are also executive officers of Wells Capital, our sponsor, which is the manager of Wells TIMO, our advisor. Mr. Wells is the sole director of our advisor and indirectly owns 100% of its equity. As a newly formed entity, we do not believe our asset base or the income generated by these assets will initially be large enough to support a fully integrated staff of employees. As a result, we would either have to incur operating losses until our assets and income grew to the size needed to support a fully integrated staff, do without certain services or retain a third party to provide management services. Our board of directors has elected the third option. We have entered into an advisory agreement with Wells TIMO to serve as our advisor with responsibility to oversee and manage our day-to-day operations and to perform other duties including the following:

•	find, present and recommend to our board of directors real estate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	at the direction of our management, prepare all reports and regulatory filings, including those required by federal and state securities laws;

•	arrange for financing and refinancing of properties;

•	oversee the performance of any property managers or asset managers, including our timber manager;

•	review and analyze the properties’ operating and capital budgets;

•	generate an annual budget for us;

•	review and analyze financial information for each property and the overall portfolio;

•	if a transaction requires approval by the board of directors, deliver to the board of directors all documents requested by the board in its evaluation of the proposed transaction;

•	actively oversee the management of our properties for purposes of meeting our investment objectives;

•	perform cash management services;

•	perform transfer agent functions; and

•	engage our agents.

Our advisor is at all times subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring August 11, 2007, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties.

Under the terms of the Advisory Agreement, upon raising at least $2.0 million from the sale of common stock to the public in its initial offering, we will become obligated to reimburse Wells Capital or Wells TIMO for organization and offering costs equal to the lesser of actual costs incurred or 1.2% of the total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds or if we do not raise at least $2.0 million in our initial offering on or before August 11, 2007, all organization and offering costs will be incurred by Wells Capital or Wells TIMO and not by us. As of December 31, 2006, and December 31, 2005, Wells Capital had incurred aggregate organization and offering expenses on our behalf of approximately $1,453,000 and $591,000, respectively. As of December 31, 2006, approximately $669,000 is due to Wells Capital for operating expenditures funded on behalf of Wells Timber REIT pursuant to the Advisory Agreement. The due to Wells Capital is non-interest bearing and has no specific maturity date but Wells Timber REIT intends to repay this amount upon commencing active operations.

Under the terms of the Advisory Agreement, we will pay a monthly asset management fee equal to one-twelfth of 1% of the greater of (i) the gross cost of all investments made on our behalf and (ii) the aggregate value of such investments. Wells TIMO anticipates that it will engage experienced timber management companies to assist the Wells TIMO with certain of its responsibilities under the Advisory Agreement, including investing in timberland, managing day-to-day operations, and selling timber on our behalf. Any timber managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts.

We will reimburse Wells TIMO for all costs and expenses it incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. Wells TIMO will allocate its reimbursable costs of providing these services among us and the various affiliated public real estate investment programs (the “Wells Real Estate Funds”) based on time spent on each entity by individual personnel.

We will pay a fee Wells TIMO for services related to the disposition of investment properties. When we sell a property, if Wells Capital provided a substantial amount of services in connection with the sale (as determined by our independent directors), we will pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by our board of directors, including a majority of the independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. To date, Wells Capital has not earned any such fees with regard to us.

The Advisory Agreement has a one-year term that began on August 11, 2006, the effective date of the Advisory Agreement, and renews for successive one-year terms upon the mutual consent of the parties. We may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If we terminate the Advisory Agreement, we will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees.

Our Relationship with WIS.

We have executed a dealer-manager agreement, whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for our initial offering. For these services, WIS shall earn a fee of up to 7.0% of the gross offering proceeds from the sale of our shares. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be re-allowed to participating broker/dealers. Dealer-manager fees apply only to the sale of shares in the primary offering, and do not apply to the sale of shares under our distribution reinvestment plan (the “DRP”).

Certain Relationships Involving our Directors.

Donald S. Moss, Leo F. Wells, III, and Douglas P. Williams, directors of Wells Timberland REIT, are also currently directors of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) and Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”), two entities for whom Wells Capital also serves as the advisor. Donald S. Moss has notified Wells REIT II of his intention to resign from its board of directors upon consummation of a proposed merger transaction involving Wells REIT. With respect to the directors of Wells Timberland REIT who are not independent (namely, Leo F. Wells, III and Douglas P. Williams), Mr. Williams has also notified Wells REIT of his intention to resign from its board of directors upon the consummation of the proposed merger transaction involving Wells REIT. Mr. Wells has agreed to resign from the board of Wells REIT in the future pending the occurrence of certain events.

Certain Conflict Resolution Procedures

Independent Directors

Our independent directors are empowered to resolve potential conflicts of interest. Serving on the board of, or owning an interest in, another Wells-sponsored program will not, by itself, preclude a person from being named an independent director. The independent directors, who are authorized to retain their own legal advisor and financial advisor, are empowered to act on any matter permitted under Maryland law if the matter at issue is such that the exercise of independent judgment by Wells TIMO affiliates could reasonably be compromised. Those conflict-of-interest matters that the board cannot delegate to a committee under Maryland law must be acted upon by both the board of directors and a majority of our independent directors. Among the matters we expect our independent directors to act upon are:

•	the continuation, renewal or enforcement of our agreements with Wells TIMO and its affiliates, including the advisory agreement and the dealer-manager agreement;

•	public offerings of securities;

•	transactions with affiliates;

•	compensation of our officers and directors who are affiliated with our advisor;

•	whether and when we apply to list our shares of common stock on a national securities

•	exchange; and

•	whether and when we seek to sell our company or our assets.

Other Charter Provisions Relating to Conflicts of Interest

In addition to providing for our independent directors to act together to resolve potential conflicts, our charter contains many other restrictions relating to conflicts of interest including the following:

Advisor Compensation. The independent directors evaluate at least annually whether the compensation that we contract to pay to Wells TIMO and its affiliates is reasonable in relation to the nature and quality of services performed and whether that such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of Wells TIMO and its affiliates to determine that the provisions of our compensation arrangements are being carried out, and whether or not to increase or decrease the amount of compensation payable to Wells TIMO. The independent directors base their evaluation of Wells TIMO on the factors set forth below as well as any other factors that they deem relevant:

•	the amount of the fees paid to Wells TIMO and its affiliates in relation to the size, composition and performance of our investments;

•	the success of Wells TIMO in generating appropriate investment opportunities;

•	the rates charged to other REITs and others by advisors performing similar services;

•	additional revenues realized by Wells TIMO and its affiliates through their relationship with us, including whether we pay them or they are paid by others with whom we do business;

•	the quality and extent of service and advice furnished by Wells TIMO and its affiliates;

•	the performance of our investment portfolio; and

•	the quality of our portfolio relative to the investments generated by Wells TIMO for its own account and for its other clients.

We can pay Wells TIMO a real estate disposition fee in connection with the sale of a property only if it provides a substantial amount of the services in the effort to sell the property. If Wells TIMO does provide substantial assistance, we will pay it or its affiliates an amount as determined by our board of directors, including a majority of our independent directors, to be appropriate based on market norms and not to exceed (i) for any property sold at a price of $20.0 million or less, 2.0% of the contract price of the property sold and (ii) for any property sold at a price greater than $20.0 million, 1.0% of the contract price of the property sold. However, in no event may the aggregate real estate disposition fees paid to Wells TIMO, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price.

Term of Advisory Agreement. Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that the contract with a particular advisor may be renewed. Either a majority of our independent directors or our advisor may terminate our advisory agreement with Wells TIMO without cause or penalty on 60 days’ written notice. In the event our advisory agreement with Wells TIMO is terminated and a successor advisor is appointed, our board of directors must determine that the successor advisor possesses sufficient qualifications to perform the services described in the advisory agreement and that the compensation we will pay to the successor advisor will be reasonable in relation to the services provided. For information regarding the redemption payment that may be payable by Wells Timberland OP to our advisor upon termination of the advisory agreement in connection with the redemption of special units held by our advisor, see “Management Compensation.”

Our Acquisitions, Dispositions and Leases. We will not purchase or lease properties in which Wells TIMO, our directors or officers or any of their affiliates have an interest without a determination by a majority of our independent directors that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the affiliated seller or lessor unless there is substantial justification for the excess amount. In no event will we acquire any such property at an amount in excess of its current appraised value as determined by an independent expert selected by our independent directors not otherwise interested in the transaction. In addition, we will not sell or lease properties to Wells TIMO, our directors or officers or any of their affiliates unless a majority of our independent directors determine that the transaction is fair and reasonable to us.

Other Transactions Involving Affiliates. A majority of our independent directors must conclude that all other transactions, including joint ventures, between us and Wells TIMO, our officers or directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

No Limitation on Other Business Activities. Our charter does not prohibit Wells TIMO, our directors or officers or any of their affiliates from engaging, directly or indirectly, in any other business or from owning interests in any other business ventures, including business ventures involved in the acquisition, ownership, management or sale of timberland or other types of properties.

Limitation on Operating Expenses. Wells TIMO must reimburse us the amount by which our aggregate annual total operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless our independent directors have determined that such excess expenses were justified based on unusual and nonrecurring factors. Within 60 days after the end of any of our fiscal quarters for which total operating expenses for the 12 months then-ended exceeded the limitation, we will send to our stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. “Average invested assets” means the average monthly book value of our assets for a specified period before deducting depreciation, bad debts or other noncash reserves. “Total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain from the sale of our assets; and (f) acquisition fees, acquisition expenses, real estate disposition fees on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

Issuance of Options and Warrants to Certain Affiliates. Our charter prohibits the issuance of options or warrants to purchase our capital stock to Wells TIMO, our directors or officers or any of their affiliates (a) on terms more favorable than we offer such options or warrants to the general public or (b) in excess of an amount equal to 10% of our outstanding capital stock on the date of grant.

Repurchase of Our Shares. Our charter prohibits us from paying a fee to Wells TIMO or our directors or officers or any of their affiliates in connection with our repurchase of our capital stock.

Loans. We will not make any loans to Wells TIMO or to our directors or officers or any of their affiliates. In addition, we will not borrow from these affiliates unless a majority of our independent directors approve the transaction as being fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will apply only to advances of cash that are commonly viewed as loans, as determined by the board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers or Wells TIMO or its affiliates.

Voting of Shares Owned by Affiliates. Wells TIMO and our non-independent directors or officers or any of their affiliates who acquire shares of our common stock may not vote their shares regarding (i) the removal of any of Wells TIMO’s affiliates or (ii) any transaction between them and us.

Allocation of Investment Opportunities

Since our company is the only Wells program to date formed for the purpose of investing primarily in timberland, we do not expect that Wells TIMO or the Wells Capital personnel who perform services for us on behalf of Wells TIMO will face substantial conflicts in allocating, among us and other Wells programs, investment opportunities that are suitable for us, at least until such time, if ever, as another Wells program is formed for the purpose of investing in timberland.

In the event that Wells TIMO manages another program in the future for which timberland investments are suitable, Wells TIMO will be required to present each investment opportunity it identifies to the program for which the investment opportunity is most suitable. This determination is made by Wells TIMO. However, our advisory agreement with Wells TIMO requires that Wells TIMO make this determination in a manner that is fair without favoring any other Wells-sponsored program. In determining the Wells-sponsored program for which an investment opportunity would be most suitable, Wells TIMO will consider the following factors:

•	the investment objectives and criteria of each program;

•	the cash requirements of each program;

•	the effect of the acquisition both on diversification of each program’s investments by type of property and geographic area and, if applicable, on diversification of the lessees of its properties;

•	the policy of each program relating to leverage of properties;

•	the anticipated cash flow of each program;

•	the income tax effects of the purchase on each program;

•	the size of the investment; and

•	the amount of funds available to each program and the length of time such funds have been available for investment.

In the event that Wells TIMO serves as the sponsor, manager or advisor to another Wells timberland program and an investment opportunity becomes available that is equally suitable for us and one or more such other programs, then Wells TIMO will offer the investment opportunity to the entity that has had the longest period of time elapsed since it was offered an investment opportunity. If a subsequent event or development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of Wells TIMO, to be more appropriate for another Wells program, Wells TIMO may offer the investment to another Wells program.

Our advisory agreement with Wells TIMO requires that Wells TIMO periodically inform our independent directors of the investment opportunities it has offered to other Wells programs so that the independent directors can evaluate whether we are receiving our fair share of opportunities. Wells TIMO is to inform our independent directors of such investment opportunities quarterly. Wells TIMO’s success in generating investment opportunities for us and its fair allocation of opportunities among Wells programs are important criteria in our independent directors’ determination to continue or renew our arrangements with Wells TIMO and its affiliates. Our independent directors have a duty to ensure that Wells TIMO fairly applies its method for allocating investment opportunities among the Wells-sponsored programs.

Director Independence

We have a six-member board of directors. Two of our directors, Leo F. Wells, III and Douglas P. Williams, are affiliated with Wells Capital and its affiliates and we do not consider them to be independent directors. The four remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our sponsor or our advisor by virtue of (i) ownership of an interest in the sponsor, the advisor or any of their affiliates, other than us, (ii) employment by the sponsor, the advisor or any of their affiliates, (iii) service as an officer or director of the sponsor, the advisor or any of their affiliates, other than as one of our directors, (iv) performance of services, other than as a director, for the corporation, (v) service as a director or trustee of more than three real estate investment trusts organized by the sponsor or advised by the advisor, or (vi) maintenance of a material business or professional relationship with the sponsor, the advisor or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates or with us. Two of our independent directors, E. Nelson Mills and Donald S. Moss, may face conflicts of interest because of his affiliations with other programs sponsored by Wells Capital and its affiliates.

Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, we are not listed on the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Auditor Fees

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, subject to the de minims exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. The Audit Committee reviewed the audit and non-audit services performed by Deloitte & Touche, LLP (“Deloitte & Touche”) and Deloitte Tax LLP (“Deloitte Tax”) as well as the fees charged by Deloitte & Touche for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Deloitte & Touche for the year ended December 31, 2006 and the period from November 10, 2005 (date of inception) through December 31, 2005, are set forth in the table below.

	2006	2005
Audit fees	$48,250	$0
Audit-related fees	0	0
Tax fees	$9,000	0
All other fees	0	0

Total	$57,250	$0

For purposes of the preceding table, Deloitte & Touche and Deloitte Tax’s professional fees are classified as follows:

•

Audit fees—These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte & Touche in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•

Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•

Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	A list of the financial statements contained herein is set forth on page F-1 hereof.

(a) 2.	Schedule II—N/A

Schedule III—N/A

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a)	3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2007.

Wells Timberland REIT, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date
/s/ MICHAEL P. MCCOLLUM Michael P. McCollum	Independent Director	March 27, 2007

/s/ E. NELSON MILLS E. Nelson Mills	Independent Director	March 27, 2007

/s/ DONALD S. MOSS Donald S. Moss	Independent Director	March 27, 2007

/s/ WILLIS J. POTTS, JR. Willis J. Potts, Jr.	Independent Director	March 27, 2007

/s/ LEO F. WELLS, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 27, 2007

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 27, 2007

.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Loss for the Year Ended December 31, 2006 and the Period from November 10, 2005 (Date of Inception) through December 31, 2005	F-4

Consolidated Statements of Stockholder’s Equity (Deficit) for the Year Ended December 31, 2006 and the Period from November 10, 2005 (Date of Inception) through December 31, 2005	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and the Period from November 10, 2005 (Date of Inception) through December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wells Timberland REIT, Inc.

We have audited the accompanying consolidated balance sheets of Wells Timberland REIT, Inc. and its subsidiaries (the “Company”) (formerly known as Wells Timber Real Estate Investment Trust, Inc.) as of December 31, 2006 and 2005, and the related consolidated statements of loss, stockholder’s equity (deficit), and cash flows for the year ended December 31, 2006 and for the period from November 10, 2005 (date of inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Timberland REIT, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from November 10, 2005 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloite & Touche LLP

Atlanta, Georgia

March 27, 2007

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
Assets:
Cash and cash equivalents	$202,829	$203,000
Prepaid expenses and other assets	126,078	—

Total assets	$328,907	$203,000

Liabilities:
Due to affiliate	$776,918	—

Commitments and Contingencies	—	—

Minority Interest in Operating Partnership	—	3,000

Stockholder’s (Deficit)Equity:
Common stock, $0.01 par value; 900 million shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	220,800	199,800
Accumulated deficit	(669,011)	—

Total stockholder’s (deficit) equity	(448,011)	200,000

Total liabilities, minority interest, and stockholder’s (deficit) equity	$328,907	$203,000

See accompanying notes.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF LOSS

FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE PERIOD

NOVEMBER 10, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Year Ended December 31, 2006	Period From November 10, 2005 (Date of Inception) Through December 31, 2005
Revenues	$—	$—

Expenses:
General and administrative	(672,011)	—

Loss before minority interest	(672,011)	—

Minority interest in loss of operating partnership	3,000	—

Net loss	$(669,011)	$—

Per-share information—basic and diluted:
Net loss allocated to common stockholder	$(33.45)	$—

Weighted-average common shares outstanding—basic and diluted	20,000	20,000

See accompanying notes.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR YEAR ENDED DECEMBER 31, 2006 AND FOR THE THE PERIOD FROM

NOVEMBER 10, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, November 10, 2005 (date of inception)	—	$—	$—	$—	$—

Issuance of common stock	20,000	200	199,800	—	200,000

Balance, December 31, 2005	20,000	200	199,800	—	200,000

Net loss	—	—	—	(669,011)	(669,011)
Amortization of stock options	—	—	21,000	—	21,000

Balance, December 31, 2006	20,000	$200	$220,800	$(669,011)	$(448,011)

See accompanying notes.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE PERIOD FROM

NOVEMBER 10, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Year Ended December 31, 2006	Period From November 10, 2005 (Date of Inception) Through December 31, 2005
Cash Flows from Operating Activities:
Net loss	$(669,011)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of operating partnership	(3,000)	—
Stock-based compensation expense	21,000	—
Increase in prepaid expenses	(126,078)	—

Net cash used in operating activities	(777,089)	—

Cash Flows from Financing Activities:
Due to affiliate	776,918	—
Issuance of common stock Net cash provided by financing activities	—	200,000
Contribution from minority interest partner	—	3,000
Net cash provided by financing activities	776,918	203,000

Net (decrease) increase in cash and cash equivalents	(171)	203,000
Cash and cash equivalents, beginning of year	203,000	—

Cash and cash equivalents, end of year	$202,829	$203,000

Supplemental Disclosure of Noncash Financing Activity:
Amortization of stock options	$21,000	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

1.	ORGANIZATION

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Prior to November 20, 2006, Wells Timberland REIT was known as Wells Timber Real Estate Investment Trust, Inc. Prior to November 9, 2005, Wells Timberland REIT was known as Wells Real Estate Investment Trust IV, Inc. Substantially all of Wells Timberland REIT’s business is expected to be conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005. Wells Timberland OP was formerly known as Wells Timberland Operating Partnership, L.P. With respect to Wells Timberland OP, Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99% of its common units. Wells Capital, Inc. (“Wells Capital”) is the sole limited partner of Wells Timberland OP and has contributed $2,000 and $1,000 to Wells Timberland OP for 200 common units and 100 special partnership units, respectively. Unless otherwise noted, references to Wells Timberland REIT herein shall include Wells Timberland REIT, Wells Timberland OP, and Wells Timberland TRS, Inc. (“Wells Timberland TRS”). Wells Timberland TRS was formerly known as Wells Timberland TRS, Inc. Wells Timberland REIT has not engaged in active operations to date.

Wells Timberland REIT and Wells Timberland OP have executed an agreement with Wells Timberland Management Organization, LLC (“Wells TIMO”) (as amended and restated, the “Advisory Agreement”), under which Wells TIMO will perform certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations.

Wells Timberland REIT expects to acquire timberland properties in the timber-producing regions of the United States and, to a limited extent, in other countries. Wells Timberland REIT intends to generate a substantial majority of its revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales. Wells Timberland REIT expects to generate additional revenues and income from selling high-quality timberland, selling the rights to extract natural resources from timberland other than timber, and leasing land-use rights to third parties.

As of December 31, 2006 and December 31, 2005, Wells Timberland REIT and Wells Timberland OP have neither purchased nor contracted to purchase any assets, nor has Wells TIMO identified any assets in which there is a reasonable probability that Wells Timberland REIT or Wells Timberland OP will invest.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells Timberland REIT have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and shall include the accounts of any variable interest entity (“VIE”) in which Wells Timberland REIT or its subsidiaries is deemed the primary beneficiary. With respect to entities that are not VIEs, Wells Timberland REIT’s consolidated financial statements shall also include the accounts of any entity in which Wells Timberland REIT or its subsidiaries owns a controlling financial interest and any limited partnership in which Wells Timberland REIT or its subsidiaries owns a controlling general partnership interest. In determining whether a controlling interest exists, Wells Timberland REIT considers, among other factors, the ownership of voting interests, protective rights and participatory rights of the investors.

Wells Timberland REIT owns a controlling financial interest in Wells Timberland OP and Wells Timberland TRS and, accordingly, includes the accounts of these entities in its consolidated financial statements. The financial statements of Wells Timberland OP and Wells Timberland TRS are prepared using accounting policies consistent with those used by Wells Timberland REIT. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Wells Timberland REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Wells Timberland REIT’s cash balances as of December 31, 2006 or December 31, 2005.

Prepaid Expenses

Prepaid expenses are primarily comprised of prepayments of directors and officers insurance premiums, which are amortized on a straight-line basis over the term of the respective policy. Balances without a future economic benefit are written off as they are identified.

Stock-based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, was adopted on January 1, 2006 and applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services. Pursuant to SFAS 123-R, Wells Timberland REIT recognizes the fair value of stock options granted to directors or employees over the respective weighted-average vesting periods by charging general and administrative expenses and recording additional paid-in capital.

Per Share Information

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Dilutive earnings per common share includes the Wells Timberland REIT outstanding stock options, if dilutive. See the consolidated statements of loss for a computation of basic and diluted earnings (loss) per share. Since Wells Timberland REIT reported a loss for the twelve months ended December 31, 2006, the common stock equivalents were excluded from the computation of diluted earnings per share.

Income Taxes

Wells Timberland REIT is organized as a C Corporation for the year ended December 31, 2006 and the period November 10, 2005 (date of inception) through December 31, 2005 and, accordingly, is subject to federal income taxes for the periods presented. Wells Timberland REIT accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for based upon the differences between the financial statement and income tax basis of assets and liabilities using currently enacted tax laws and the tax rates expected to be in effect when such taxes are incurred or recovered. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

On January 1, 2006, Wells Timberland REIT formed Wells Timberland TRS, a wholly owned subsidiary organized as a Delaware corporation. Wells Timberland REIT intends to treat Wells Timberland TRS as a taxable REIT subsidiary. Wells Timberland REIT may perform additional, non-customary services through Wells Timberland TRS, including any real estate or non-real estate related services; however, any earnings related to such services will be subject to federal and state income taxes. In addition, for Wells Timberland REIT to qualify as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 20% of value of the total assets of Wells Timberland REIT

Wells Timberland REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable period ending December 31, 2007. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells Timberland REIT’s ordinary taxable income to stockholders. As a REIT, Wells Timberland REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timberland REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timberland REIT relief under certain statutory provisions.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 generally requires retrospective application for reporting a change in accounting principle, unless alternative transition methods are explicitly stated in a newly adopted accounting principle. Additionally, SFAS No. 154 requires that errors be corrected by restating previously issued financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Well Timberland REIT adopted SFAS No. 154 on January 1, 2006 and the adoption had no effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Well Timberland REIT adopted FIN 48 on January 1, 2007 and is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. Well Timberland REIT believes that the adoption of this standard on January 1, 2008, will not have a material effect on its consolidated financial statements.

3.	RELATED-PARTY TRANSACTIONS

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP entered into the Advisory Agreement as of November 9, 2005, which became effective on August 11, 2006 and which was amended and restated as of August 24, 2006. Pursuant to the Advisory Agreement, Wells TIMO is entitled to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations.

Under the terms of the Advisory Agreement, organization and offering costs are incurred by Wells TIMO on behalf of Wells Timberland REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Upon raising at least $2.0 million from the sale of common stock to the public in its initial offering, Wells Timberland REIT will become obligated to reimburse Wells TIMO for organization and offering costs equal to the lesser of actual costs incurred or 1.2% of the total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds or if Wells Timberland REIT does not raise at least $2.0 million in its initial offering on or before August 11, 2007, all organization and offering costs will be incurred by Wells TIMO and not by Wells Timberland REIT. For the year ended December 31, 2006 and for the period ended November 10, 2005 (date of inception) through December 31, 2005, Wells TIMO had incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $1,453,000 and $591,000, respectively.

Under the terms of the Advisory Agreement, Wells Timberland REIT will pay a monthly asset management fee equal to one-twelfth of 1% of the greater of (i) the gross cost of all investments made on behalf of Wells Timberland REIT and (ii) the aggregate value of such investments. Wells TIMO anticipates that it will engage experienced timber management companies to assist Wells TIMO with certain of its responsibilities under the Advisory Agreement, including investing in timberland, managing day-to-day operations, and selling timber on the behalf of Wells Timberland REIT. Any timber managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts.

Wells Timberland REIT will reimburse Wells TIMO for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. Wells TIMO will allocate its reimbursable costs of providing these services among Wells Timberland REIT and the various affiliated public real estate investment programs (the “Wells Real Estate Funds”) based on time spent on each entity by individual personnel.

Wells Timberland REIT will pay a fee to Wells TIMO for services related to the disposition of investment properties. When Wells Timberland REIT sells a property, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by Wells Timberland REIT’s independent directors), it will pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by Wells Timberland REIT’s board of directors, including a majority of the independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. As of the date of this report, Wells TIMO has not earned any such fees with regard to Wells Timberland REIT.

The Advisory Agreement has a one-year term that began on August 11, 2006, the effective date of the Advisory Agreement, and renews for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland

REIT terminates the Advisory Agreement, Wells Timberland REIT will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed for the payments described below under Note 5. Wells Timberland REIT and Wells TIMO agreed to amend the Advisory Agreement on March 23, 2007 to reduce the monthly asset management fee from one-twelfth of 1.25% to one twelfth of 1% of the greater of (i) the gross cost of all investments made on behalf of Wells Timberland REIT and (ii) the agregate value of such investments.

Dealer-Manager Agreement

Wells Timberland REIT has executed a dealer-manager agreement, whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for Wells Timberland REIT’s initial offering. For these services, WIS shall earn a fee of up to 7.0% of the gross offering proceeds from the sale of the shares of Wells Timberland REIT. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be re-allowed to participating broker/dealers. Dealer-manager fees apply only to the sale of shares in the primary offering, and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan (the “DRP”).

Due to Affiliate

As of December 31, 2006, due to affiliate represents amounts due to Wells Capital for operating expenditures funded on behalf of Wells Timberland REIT pursuant to the Advisory Agreement. The due to affiliate is non-interest bearing and has no specific maturity date but Wells Timberland REIT intends to repay this amount upon commencing active operations.

Conflicts of Interest

Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various Wells Real Estate Funds. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will rely upon employees of Wells Capital to perform many of its obligations. As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement. Wells Capital may encounter conflicts of interests with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

Additionally, three members of the board of Wells Timberland REIT also serve on the board of two other REITs sponsored by Wells Capital and will encounter certain conflicts of interest regarding investment and operations decisions.

4.	MINORITY INTEREST

On November 9, 2005, Wells Timberland OP issued 20,000 common units to Wells Timberland REIT and 200 common units to Wells Capital in exchange for $200,000 and $2,000, respectively. The common units that were purchased by Wells Timberland REIT and were purchased by Wells Capital represent limited partnership interests in Wells Timberland OP of approximately 99% and 1%, respectively.

Limited partners holding common units representing limited partnership interests in Wells Timberland OP have the option to redeem such units after the units have been held for one year. Unless Wells Timberland REIT exercises its right to purchase common units of Wells Timberland OP for shares of its common stock, Wells Timberland OP would redeem such units with cash.

On November 9, 2005, Wells Timberland OP also issued 100 special units to Wells Capital for $1,000. The holder of special units does not participate in the profits and losses of Wells Timberland OP. Amounts payable to the holder of the special units, if any, will depend on the amount of net sales proceeds received from property dispositions or the market value of Wells Timberland REIT’s shares upon listing, or the fair market value of Wells Timberland REIT’s assets upon the termination of the Advisory Agreement without cause. See Notes 3 and 5.

On December 28, 2006, Wells Capital transferred to Wells TIMO all if its common units and special units of Wells Timberland OP.

5.	SPECIAL UNITS

Wells TIMO, the Advisor, is the holder of the special units of limited partnership interest in Wells Timberland OP. So long as the special units remain outstanding, Wells TIMO will be entitled to distributions from Wells Timberland OP in an amount equal to 15.0% of net sales proceeds received by Wells Timberland OP on dispositions of its properties and real estate related investments after the other holders of common units, including us, have received, in the aggregate, cumulative distributions equal to their capital contributions (less any amounts received for redemption of their common units) plus a 7.0% cumulative, non-compounded annual pre-tax return on their net capital contributions.

In addition, the special units will be redeemed by Wells Timberland OP, resulting in a one-time payment to the holder of the special units, upon the earliest to occur of the following events:

(i) the listing of the Company’s common stock on a national securities exchange (the “Listing Liquidity Event’”); or

(ii) the termination or nonrenewal of the Advisory Agreement (a “Termination Event”).

As holder of the special units, Wells TIMO will be entitled to distributions from Wells Timberland OP in the event of a Listing Liquidity Event in an amount equal to 15.0% of net sales proceeds received by Wells Timberland OP if Wells Timberland REIT had liquidated its properties and real estate related investments for an amount equal to the market value of the listed shares after the holders of common units, including us, have received, in the aggregate, cumulative distributions equal to their capital contributions (less any amounts received for redemption of their common units) plus a 7.0% cumulative, non-compounded annual pre-tax return on their net capital contributions.

In the event of redemption upon listing, Wells Timberland OP would pay the redemption amount in a one time payment to the holder of the special units in the form of a non-interest bearing promissory note that will be repaid using the entire net proceeds from the sale of Wells Timberland OP’s assets in connection with or following the particular event.

The redemption payment due upon a Termination Event, other than a termination for cause, is equal to the aggregate amount of net sales proceeds that would have been distributed to the holder of the special units as described above if, on the date of the occurrence of the Termination Event, all assets of Wells Timberland OP had been sold for their fair market value and all liabilities of Wells Timberland OP had been satisfied in full according to their terms. In the event of termination of the Advisory Agreement without cause, Wells Timberland OP would either redeem the special units for cash or execute an interest-bearing promissory note with the principle amount equal to the redemption payment. If the promissory note is not paid within five years of issuance, Wells Timberland REIT would be required to purchase the note in exchange for cash or shares of its common stock.

In the event Wells Timberland REIT terminates the Advisory Agreement for cause, which includes fraud, criminal conduct, willful misconduct, willful or grossly negligent breach of fiduciary duty and a material breach of the Advisory Agreement by Wells TIMO, Wells Timberland OP would redeem the special units for $1.00.

6.	STOCKHOLDER’S EQUITY

General

As of December 27, 2006 and December 31, 2005, 20,000 shares of common stock had been issued to Wells Capital. On December 28, 2006, Wells Capital transferred such shares to Wells TIMO.

All of the common shares have a par value of $0.01 per share and entitle the holder, subject to the rights of holders of any series of preferred shares, to one vote per share on all matters upon which the stockholder is entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.

Wells Timberland REIT is authorized to issue one or more series of preferred shares, par value of $0.01 per share. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of such shares. As of December 31, 2006 and December 31, 2005, Wells Timberland REIT has not issued any shares of preferred stock.

Stock Incentive Plan

Wells Timberland REIT has adopted a long-term incentive plan, which will be used to attract and retain qualified independent directors, employees, advisors, and consultants, as applicable, subject to certain limitations. A total of 500,000 shares of common stock have been authorized and reserved for issuance under the stock incentive plan, of which 100,000 of such common shares are reserved for issuance to independent directors.

The exercise price of any award shall not be less than the fair market value of the common stock on the date of the grant. Wells Timberland REIT’s board of directors or a committee of its independent directors administers the incentive plan, with sole authority (following consultation with Wells TIMO) to select participants, determines the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize Wells Timberland REIT’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under Wells Timberland REIT’s charter. Unless determined by Wells Timberland REIT’s board of directors or a committee of its independent directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

In addition to cash compensation, upon the appointment of an independent director to Wells Timberland REIT’s board, each director receives a grant of options to purchase 2,500 shares of Wells Timberland REIT’s common stock. Of the options granted, one-third are immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These initial grants of options are anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she will receive a subsequent grant of options to purchase 1,000 shares of Wells Timberland REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant.

During 2006, Wells Timberland REIT issued 2,500 options to each of the independent directors appointed to Wells Timberland REIT’s board. As of December 31, 2006, approximately 3,333 of the 10,000 shares issued were exercisable, and the weighted-average contractual remaining life of the exercisable options was approximately 9.4 years. In accordance with SFAS No. 123R, Wells Timberland REIT estimated the fair value of each stock option granted in 2006 as of the respective grant date using the Black-Scholes-Merton model with the following assumptions:

	Options granted on May 25, 2006	Options granted on February 2, 2006
Risk-free rate	4.86%	4.42%
Projected future dividend yield	3.00%	3.00%
Expected life of the options	5.5 years	5.5 years
Volatility	0.272	0.283

As none of the options described above have been exercised, Wells Timberland REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (one year). As Wells Timberland REIT’s common stock is not publicly traded, Wells Timberland REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of companies that are similar to Wells Timberland REIT other than being publicly traded. Based on the above assumptions, the fair value of the options granted during the year ended December 31, 2006 equals approximately $25,000 and is being amortized to compensation expense over the weighted-average vesting period of one year.

Distribution Reinvestment Plan

Wells Timberland REIT has adopted the DRP, a distribution reinvestment plan through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into shares of Wells Timberland REIT’s common stock in lieu of receiving cash distributions. Shares may be purchased under the DRP for a price equal to: (i) during Wells Timberland REIT’s initial offering, $9.55 per share; (ii) during any subsequent public equity offering, 95.5% of the offering price per share in such offering; and (iii) for the first 12 months subsequent to the close of Wells Timberland REIT’s last public equity offering prior to the listing of its shares on a national securities exchange, 95.5% of the most recent offering price per share. After that 12-month period, Wells Timberland REIT will publish a per-share valuation determined by Wells TIMO or another firm chosen for that purpose, and distributions will be reinvested at a price equal to the most recently published per-share estimated value. Participants in the DRP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of Wells Timberland REIT’s common stock.

Share Redemption Plan

The board of directors of Wells Timberland REIT has adopted a share redemption plan. The plan allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. The share redemption plan provides that Wells Timberland REIT may repurchase a stockholder’s common stock for $9.10 per share during Wells Timberland REIT’s initial offering.

The initial redemption price is expected to remain fixed until one year after Wells Timberland REIT completes its initial offering or any subsequent public equity offerings (other than secondary offerings or offerings related to a distribution reinvestment plan, employee benefit plan or the issuance of shares upon redemption of interests in Wells Timberland OP).

Thereafter, the redemption price would equal 95% of the per-share value of Wells Timberland REIT as estimated by Wells TIMO or another firm chosen by the board of directors for that purpose.

Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the share until one year after completion of the above-mentioned offering stage. Thereafter, the redemption price would be the higher of the amount paid for the shares or 95% of the per-share net asset value as estimated by Wells TIMO or another firm chosen by Wells Timberland REIT’s board of directors for that purpose.

The shares redeemed under the plan, other than upon the death or qualifying disability of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The board of directors could amend or terminate the share redemption plan upon 30 days’ notice or prior to satisfaction of either of the preconditions to adoption noted above.

7.	INCOME TAXES

Wells Timberland REIT’s income tax basis net income for the year ended December 31, 2006, and for the period ended November 10, 2005 (date of inception) through December 31, 2005:

	2006	2005
Net loss, GAAP basis	$(669,011)	$—
Decrease in net loss resulting from:
Expenses for financial reporting purposes in excess of expenses for income tax purposes	669,011	—

Net loss, income tax basis	$—	$—

For income tax purposes, all of the expenses incurred by Wells Timberland REIT to date are characterized as start-up and organization costs and, accordingly have been capitalized. Wells Timberland REIT will be eligible to amortize these costs over 15 years beginning at the point at which it commences active operations. As Wells Timberland REIT intends to elect to be taxed as a REIT beginning with the year ending December 31, 2007, and REITs are generally not subject to federal income taxes to the extent that their taxable income is distributed to their stockholders, management does not believe that Wells Timberland REIT’s deferred tax asset will be realized. Accordingly, Wells Timberland REIT has provided a valuation allowance for the entire amount of its deferred tax asset. The components of Wells Timberland REIT’s deferred tax asset, net, as of December 31, 2006 and 2005 are provided below:

	2006	2005
Start-up and organization costs capitalized for income tax purposes	$225,683	$—
Valuation allowance	(225,683)	—

Deferred tax asset, net	$—	$—

As of December 31, 2006, the tax basis carrying value of Wells Timberland REIT’s total assets was $971,681. The difference between the federal statutory tax rate and effective tax rate relates primarily to the state statutory rates, meals and entertainment, and valuation allowance.

8.	QUARTERLY FINANCIAL DATA

Presented below is a summary of the quarterly financial information for the year ended December 31, 2006 unaudited:

	2006 (Unaudited)
	First	Second	Third	Fourth
Revenues	$0	$0	$0	$0
Net loss	$(108,957)	$(88,573)	$(254,019)	$(217,462)
Basic and diluted earnings per share	$(5.45)	$(4.43)	$(12.70)	$(10.87)

9.	ECONOMIC DEPENDENCY

Wells Timberland REIT has engaged Wells TIMO and Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells TIMO, to provide certain services essential to us, including asset management services, supervision of the management of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for Wells Timberland REIT, including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells Timberland REIT is dependent upon Wells Capital, Wells TIMO and WIS.

Wells Capital, Wells TIMO and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and WIS represent substantially all of the business of WREF. Accordingly, Wells Timberland REIT focuses on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells TIMO and WIS. In the event that WREF was to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of WREF sponsored investment products. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

Wells Timberland REIT will also be dependent upon the ability of Wells Timberland REIT timber customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on Wells Timberland REIT results of operations.

10.	COMMITMENTS AND CONTINGENCIES

Wells Timberland REIT is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against Wells Timberland REIT.

11.	SUBSEQUENT EVENTS

In March 2007, Wells Timberland Management Organization, LLC, a wholly owned subsidiary of Wells Capital retained Mr. Jess Jarratt as its President. The background of Mr. Jarratt is described in Item 10 of this annual report under the heading “Our Sponsor”.

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement.*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on November 10, 2005 (the “Registration Statement”)).

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Prospectus included in Amendment No. 4 to the Registration Statement).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in Amendment No. 4 to the Registration Statement).

4.3	Description of Share Redemption Plan (incorporated by reference to the section of the Prospectus included in Amendment No. 4 to the Registration Statement captioned “Description of Shares—Share Redemption Plan”).

4.4	Amended and Restated Escrow Agreement dated August 7, 2006 by and among the Company, Wells Investment Securities, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”)).

4.5	Amended and Restated Escrow Agreement for Pennsylvania Investors dated August 7, 2006 by and among the Company, Wells Investment Securities, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Second Quarter Form 10-Q).

10.1	Amended and Restated Advisory Agreement dated August 24, 2006 by and among the Company, Wells Capital, Inc. and Wells Timber Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 29, 2006 (the “Form 8-K”)).

10.2	First Amended and Restated Agreement of Limited Partnership of Wells Timber Operating Partnership, L.P. dated August 24, 2006 by and among the Company and Wells Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K).

10.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Wells Timber Operating Partnership, L.P. dated November 16, 2006.*

10.4	Amended and Restated Wells Timber Real Estate Investment Trust, Inc. 2005 Long-Term Incentive Plan and Amended and Restated Wells Timber Real Estate Investment Trust, Inc. 2005 Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.3 to the Second quarter Form 10-Q).

10.5	Amendment to the Amended and Restated Wells Timber Real Estate Investment Trust, Inc. 2005 Long-Term Incentive Plan and Amended and Restated Wells Timber Real Estate Investment Trust, Inc. 2005 Independent Directors Compensation Plan dated December 15, 2006.*

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registration Statement).

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.