Form 10-Q
period 2007-03-31
Wells Timberland REIT, Inc.
filed 2007-05-10
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-129651

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of April 30, 2007: 20,000 shares

FORM 10-Q

WELLS TIMBERLAND REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of Wells Timberland REIT, Inc. (“Wells Timberland REIT” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of loss, stockholder’s equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Wells Timberland REIT’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$316,812	$202,829
Prepaid expenses	84,686	126,078

Total assets	$401,498	$328,907

Liabilities:
Due to affiliate	$969,167	$776,918
Note payable to affiliate	114,000	—

Total liabilities	1,083,167	776,918

Commitments and Contingencies	—	—

Minority Interest	—	—

Stockholder’s Equity:
Common stock, $0.01 par value; 900 million shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	223,950	220,800
Accumulated deficit	(905,819)	(669,011)

Total stockholder’s deficit	(681,669)	(448,011)

Total liabilities, minority interest, and stockholder’s deficit	$401,498	$328,907

See accompanying notes.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF LOSS

	(Unaudited) Three Months Ended March 31,
	2007	2006
Revenues	$—	$—

Expenses:
General and administrative	(236,808)	(80,173)

Net loss	$(236,808)	$(80,173)

Per-share information – basic and diluted:
Net loss allocated to common stockholders	$(11.84)	$(4.01)

Weighted-average common shares outstanding – basic and diluted	20,000	20,000

See accompanying notes

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2006	20,000	$200	$220,800	$(669,011)	$(448,011)
Net loss	—	—	—	(236,808)	(236,808)
Amortization of stock options	—	—	3,150	—	3,150

Balance, March 31, 2007	20,000	$200	$223,950	$(905,819)	$(681,669)

See accompanying notes.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(236,808)	$(80,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,150	—
Decrease in prepaid expenses	41,392	—

Net cash used in operating activities	(192,266)	(80,173)

Cash Flows from Financing Activities:
Note payable to affiliate	114,000	—
Due to affiliate	192,249	80,173

Net cash provided by financing activities	306,249	80,173

Net increase in cash and cash equivalents	113,983	—

Cash and cash equivalents, beginning of period	202,829	203,000

Cash and cash equivalents, end of period	$316,812	$203,000

Supplemental Disclosure of Noncash Financing Activity:
Amortization of stock options	$3,150	—

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

1.	Organization

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Prior to November 20, 2006, Wells Timberland REIT was known as Wells Timber Real Estate Investment Trust, Inc. Prior to November 9, 2005, Wells Timberland REIT was known as Wells Real Estate Investment Trust IV, Inc. Substantially all of Wells Timberland REIT’s business is expected to be conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99% of its common units. Wells Capital, Inc. (“Wells Capital”) is the sole limited partner of Wells Timberland OP and has contributed $2,000 and $1,000 to Wells Timberland OP for 200 common units and 100 special partnership units, respectively. On December 28, 2006, Wells Capital transferred its interest in Wells Timberland OP to Wells Timberland Management Organization, LLC (“Wells TIMO”). Unless otherwise noted, references to Wells Timberland REIT herein shall include Wells Timberland REIT, Wells Timberland OP, and Wells Timberland TRS, Inc. (“Wells Timberland TRS”). Wells Timberland REIT has not engaged in active operations to date.

Wells Timberland REIT and Wells Timberland OP have executed an agreement with Wells Capital (as amended and restated, the “Advisory Agreement”), under which Wells Capital will perform certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations. Wells Capital assigned its rights and duties under the Advisory Agreement to Wells TIMO on December 15, 2006.

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

As of March 31, 2007, Wells Timberland REIT and Wells Timberland OP have neither purchased nor contracted to purchase any assets, nor has Wells TIMO identified any assets in which there is a reasonable probability that Wells Timberland REIT or Wells Timberland OP will invest.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells Timberland REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year. Wells Timberland REIT’s consolidated financial statements include the accounts of any variable interest entity (“VIE”) in which Wells Timberland REIT or its subsidiaries is deemed the primary beneficiary. With respect to entities that are not VIEs, Wells Timberland REIT’s consolidated financial statements also shall include the accounts of any entity in which Wells Timberland REIT or its subsidiaries own a controlling financial interest and any limited partnership in which Wells Timberland REIT or its subsidiaries own a controlling general partnership interest. In determining whether a controlling interest exists, Wells Timberland REIT considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Wells Timberland REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Wells Timberland REIT’s cash balances as of March 31, 2007 or December 31, 2006.

Prepaid Expenses

Prepaid expenses primarily represent directors and officers insurance premiums and prepayments of directors’ fees, which will be expensed in the periods to which the services relate. Balances without a future economic benefit are written off as they are identified.

Income Taxes

Wells Timberland REIT was organized as a C Corporation for all taxable years ended December 31, 2006 and prior and, accordingly, was subject to federal income taxes for those periods. Wells Timberland REIT accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for based upon the differences between the financial statement and income tax basis of assets and liabilities using currently enacted tax laws and the tax rates expected to be in effect when such taxes are incurred or recovered. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

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

On January 1, 2006, Wells Timberland REIT formed Wells Timberland TRS, a wholly owned subsidiary organized as a Delaware corporation. Wells Timberland REIT has elected to treat Wells Timberland TRS as a taxable REIT subsidiary. Wells Timberland REIT may perform additional, noncustomary services through Wells Timberland TRS, including any real estate or nonreal estate-related services; however, any earnings related to such services will be subject to federal and state income taxes. In addition, for Wells Timberland REIT to qualify as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 20% of value of the total assets of Wells Timberland REIT.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 will be effective for Wells Timberland REIT beginning January 1, 2007. The adoption of FIN 48 did not have a material effect on Wells Timberland REIT’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. SFAS 157 will be effective for Wells Timberland REIT beginning January 1, 2008. Wells Timberland REIT is currently assessing the provisions and evaluating the financial impact of SFAS 157 on its consolidated financial statements.

3.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP entered into the Advisory Agreement with Wells Capital as of November 9, 2005, which became effective on August 11, 2006 and was amended and restated as of August 24, 2006 and March 23, 2007. Wells Capital assigned its rights and duties under the Advisory Agreement to Wells TIMO on December 15, 2006. Pursuant to the Advisory Agreement, Wells TIMO is entitled to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations.

Under the terms of the Advisory Agreement, organization and offering costs are incurred by Wells TIMO on behalf of Wells Timberland REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Upon raising at least $2.0 million from the sale of common stock to the public in its initial offering, Wells Timberland REIT will become obligated to reimburse Wells TIMO for organization and offering costs equal to the lesser of actual costs incurred or 1.2% of the total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds or if Wells Timberland REIT does not raise at least $2.0 million in its initial offering on or before August 11, 2007, all organization and offering costs will be incurred by Wells TIMO and not by Wells Timberland REIT. As of March 31, 2007 and December 31, 2006, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $1,507,000 and $1,453,000, respectively.

Under the terms of the Advisory Agreement, Wells Timberland REIT will pay a monthly asset management fee equal to one-twelfth of 1% of the greater of (i) the gross cost of all investments made on behalf of Wells Timberland REIT and (ii) the aggregate value of such investments. Wells TIMO anticipates that it will engage experienced timber management companies to assist Wells TIMO with certain of its responsibilities under the Advisory Agreement, including investing in timberland, managing day-to-day operations, and selling timber on behalf of Wells Timberland REIT. Any timber managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts.

Wells Timberland REIT will reimburse Wells TIMO for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance and benefits relating to such employees; and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. Wells TIMO will allocate its reimbursable costs of providing these services among Wells Timberland REIT and the various affiliated public real estate investment programs (“Wells Real Estate Funds”) based on time spent on each entity by individual personnel.

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

Dealer-Manager Agreement

Wells Timberland REIT has executed a dealer-manager agreement, whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for Wells Timberland REIT’s initial offering. For these services, WIS shall earn a fee of up to 7.0% of the gross offering proceeds from the sale of the shares of Wells Timberland REIT. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be re-allocated to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan (the “DRP”).

Due to Affiliate

As of March 31, 2007, due to affiliate of approximately $969,000 represents amounts due to the Advisor for general and administrative expenditures funded on behalf of Wells Timberland REIT pursuant to the Advisory Agreement. The amounts funded by the Advisor on behalf of the Wells Timberland REIT for general and administrative expenditures are noninterest-bearing and have no specific maturity date; however, Wells Timberland REIT intends to repay this amount upon commencing active operations.

Note Payable to Affiliate

As of March 31, 2007, note payable to affiliate represents a promissory note payable to the Advisor that bears interest at an annual rate of 7.6 % and matures on March 28, 2008.

Conflicts of Interest

Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various Wells Real Estate Funds. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will rely upon employees of Wells Capital to perform many of its obligations. As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

Additionally, one of the independent members of Wells Timberland REIT’s board of directors also serves on the board of another REIT sponsored by Wells Capital, and a second independent member of Wells Timberland REIT’s board of directors also serves on the board of two other REITs sponsored by Wells Capital and, accordingly, may encounter certain conflicts of interest regarding investment and operations decisions.

4.	Minority Interest

On November 9, 2005, Wells Timberland OP issued 20,000 common units to Wells Timberland REIT and 200 common units to Wells Capital in exchange for $200,000 and $2,000, respectively. On December 28, 2006, Wells Capital transferred to Wells TIMO all of its common units and special units of Wells Timberland OP. The common units held by Wells Timberland REIT and Wells TIMO represent limited partnership interests in Wells Timberland OP of approximately 99% and 1%, respectively.

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

Wells TIMO, the Advisor, is the holder of the special units of limited partnership interest in Wells Timberland OP. So long as the special units remain outstanding, Wells TIMO will be entitled to distributions from Wells Timberland OP in an amount equal to 15.0% of net sales proceeds and any debt repayment received by Wells Timberland OP on dispositions of its timberland and real estate-related investments after the other holders of common units, including us, have received, in the aggregate, cumulative distributions equal to their capital contributions (less any amounts received in redemption of their common units) plus a 7.0% cumulative, noncompounded annual pre-tax return on their net capital contributions.

In addition, the special units will be redeemed by Wells Timberland OP, resulting in a one-time payment to the holder of the special units, upon the earliest to occur of the following events:

(i)	the listing of Wells Timberland REIT’s common stock on a national securities exchange (the “Listing Liquidity Event’”); or

(ii)	the termination or nonrenewal of the Advisory Agreement (a “Termination Event”).

As holder of the special units, Wells TIMO will be entitled to distributions from Wells Timberland OP in the event of a Listing Liquidity Event in an amount equal to 15.0% of net sales proceeds received by Wells Timberland OP if Wells Timberland REIT had liquidated its properties and real estate-related investments for an amount equal to the market value of the listed shares after the holders of common units, including us, have received, in the aggregate, cumulative distributions equal to their capital contributions (less any amounts received in redemption of their common units) plus a 7.0% cumulative, noncompounded annual pre-tax return on their net capital contributions.

In the event of a redemption upon listing, Wells Timberland OP would pay the redemption amount in the form of shares of common stock of Wells Timberland REIT.

The redemption payment due upon a Termination Event, other than a termination for cause, is equal to the aggregate amount of net sales proceeds that would have been distributed to the holder of the special units as described above if, on the date of the occurrence of the Termination Event, all assets of Wells Timberland OP has been sold for their then fair market values and all liabilities of Wells Timberland OP had been satisfied in full according to their terms. In the event of a Termination Event without cause, Wells Timberland OP would make the one-time payment in the form of a noninterest-bearing promissory note in an amount equal to the redemption amount. The promissory note will be repaid from net proceeds of the sale of Wells Timberland OP’s assets in connection with or following the Termination Event. In the event of a Listing Liquidity Event subsequent to a Termination Event, the promissory note would be cancelled in exchange for shares of Wells Timberland REIT’s common stock equal in market value to the outstanding balance of the promissory note.

In the event Wells Timberland REIT terminates the Advisory Agreement for cause, which includes fraud, criminal conduct, willful misconduct, willful or grossly negligent breach of fiduciary duty, and a material breach of the Advisory Agreement by Wells TIMO, Wells Timberland OP would redeem the special units for $1.00 per unit.

6.	Stockholder’s Equity

General

As of March 31, 2007, Wells Timberland REIT has issued to Wells Capital 20,000 shares of common stock, which were subsequently transferred to Wells TIMO on December 28, 2006. No additional shares of common stock have been issued by Wells Timberland REIT.

All of the common shares have a par value of $0.01 per share and entitle the holder, subject to the rights of holders of any series of preferred shares, to one vote per share on all matters upon which the stockholder is entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion, or exchange rights.

Wells Timberland REIT is authorized to issue one or more series of preferred shares, par value of $0.01 per share. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of such shares. As of March 31, 2007, Wells Timberland REIT has not issued any shares of preferred stock.

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

The exercise price of any award shall not be less than the fair market value of the common stock on the date of the grant. Wells Timberland REIT’s board of directors or a committee of its independent directors administers the incentive plan, with sole authority (following consultation with Wells TIMO) to select participants; determines the types of awards to be granted; and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting, and/or exercise of the awards would jeopardize Wells Timberland REIT’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under Wells Timberland REIT’s charter. Unless determined by Wells Timberland REIT’s board of directors or a committee of its independent directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

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

The initial redemption price is expected to remain fixed until one year after Wells Timberland REIT completes its initial offering or any subsequent public equity offerings (other than secondary offerings or offerings related to a distribution reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in Wells Timberland OP).

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

Wells Timberland REIT has engaged Wells TIMO and WIS, an affiliate of Wells TIMO, to provide certain services essential to us, including asset management services, supervision of the management of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for Wells Timberland REIT, including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells Timberland REIT is dependent upon Wells Capital, Wells TIMO, and WIS.

Wells Capital, Wells TIMO, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and WIS represent substantially all of the business of WREF. Accordingly, Wells Timberland REIT focuses on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells TIMO, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital, and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of WREF-sponsored investment products. As of March 31, 2007, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

Wells Timberland REIT also will be dependent upon the ability of Wells Timberland REIT timber customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on Wells Timberland REIT results of operations.

8.	Commitments and Contingencies

Litigation

Wells Timberland REIT is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against Wells Timberland REIT.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

During the three months ended March 31, 2007, our attention focused primarily on preparing for active operations. We have not yet sold any shares of our common stock to the public under our initial offering.

We intend to generate the substantial majority of our revenue and income by selling to third parties the right to access our land and harvest our timber, primarily pursuant to supply agreements and through open-market sales. We also anticipate generating revenue and income from selling timberland considered by third parties to have a higher-and-better use, leasing land-use rights, and permitting others to extract natural resources other than timber. We anticipate funding the acquisition of timberland with equity or debt, or a combination thereof, the allocation of which will primarily depend upon the availability of these resources relative to the timing and availability of suitable investment opportunities.

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

Short-Term Liquidity and Capital Resources

During the three months ended March 31, 2007, net cash outflows from operating activities were approximately $0.2 million and represent payments for administrative costs and advance payments for directors’ and officers’ insurance premiums. Our net operating cash outflows were financed by Wells TIMO and affiliates. As of March 31, 2007, we held cash balances of approximately $0.3 million, and owed the Advisor $0.1 million for a note payable and $1.0 million for current and prior period operating expenditures funded on our behalf.

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

We expect our principal demands for capital to include funding acquisitions of timberland, either directly or through investments in joint ventures; capital improvements for such timberland; offering-related costs; operating expenses, including interest expense on any outstanding indebtedness; and dividends.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland, is anticipated to be used to pay dividends to stockholders. Therefore, to the extent that cash flows from operations are lower, dividends are anticipated to be lower as well. Substantially all net proceeds generated from the sale of our shares under our initial offering or from debt financing will be available to fund acquisitions of timberland, capital expenditures identified at the time of acquisition, and to pay down outstanding borrowings. If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our total assets, before adjustment for noncash reserves and depreciation; however, we may temporarily exceed this limit under some circumstances. Our independent directors have approved our ability to borrow in excess of this threshold up to $1.8 million of aggregate borrowings or until raising the minimum offering of $2 million from the sale of our common stock, whichever occurs sooner.

Results of Operations

We have not received and accepted the minimum subscription of $2 million and, accordingly, did not engage in active operations during the periods presented. Our net losses of $236,808 for the three months ended March 31, 2007, and of $80,173 for the three months ended March 31, 2006, are comprised of administrative costs primarily related to salaries, directors’ fees, and other professional fees.

Our results of operations are not indicative of those expected in future periods. After raising equity proceeds under our initial offering, we expect to acquire interests in timberland and to subsequently generate timber revenues, net of cost of sales, selling expenses, general and administrative expenses, and interest expense, in the future.

Election as a REIT

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with our taxable period ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timberland REIT relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Application of Critical Accounting Policies

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues, and expenses would have been recorded, thus resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

A discussion of the accounting policies that we intend to adopt upon commencing active operations, and which management deems critical because they may require complex judgment in their application or otherwise require estimates about matters that are inherently uncertain, is provided below.

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

The age at which timber is considered merchantable will be reviewed periodically and updated for changing harvest practices, future harvest age profiles, and biological growth factors. A managed forest will have an age/class distribution target which determines its harvest rotation cycle. The harvest cycle can generally be defined as the optimum number of years it takes to grow a stand of trees from the point of establishment to its targeted age/class distribution as dictated by the silvicultural management plan applied. The amount by which a timber asset is reduced through harvest is called depletion. The depletion rate on tracts held less than one year will be determined by dividing the original timber cost by the original timber volume. For each management area, timber tracts held one year or longer will be pooled together and the depletion rates will be calculated at least annually. This long-term depletion rate is calculated by taking the current timber asset dollar basis and adding to it the pre-merchantable asset amount and then dividing this sum by the sum of the current units with the projected units expected to be harvested over the remaining harvest cycle added to it. The records of pre-merchantable timber capitalized through acquisitions and the records for reforestation expenditures capitalized will be maintained for each year, recording acres planted or acquired, stems per acre, and costs of planting and tending. Changes in the assumptions and/or estimations used in these calculations may affect our results, in particular, timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates, and changes in the age when timber is considered merchantable.

Impairment of Long-Lived Assets

We evaluate our ability to recover our net investment in long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value (net book value) of such assets exceeds the estimated future undiscounted cash flows attributable to such assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. When the fair values of the assets are not available, we estimate the fair values by using the discounted expected future cash flows attributable to the assets. The cash flows are discounted at the risk-free rates of interest. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes. Furthermore, SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs.

Our assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. SFAS No. 144 requires that long-lived assets be grouped and evaluated for impairment at the lowest level for which independent cash flows are generated, as discussed below.

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

Related-Party

Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells TIMO or its affiliates, including asset management and disposition fees, selling commissions and dealer-manager fees, as well as subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 3 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees, and reimbursements.

Our Relationship with Wells REIT and the Impact of Its Internalization Transaction on Us

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a separate REIT from us that also was sponsored by Wells Real Estate Funds, Inc. Wells Real Estate Funds is our sponsor and the sole stockholder of the Advisor, Wells Investment Securities (our dealer-manager), and Wells TIMO. Prior to December 15, 2006, we and Wells REIT shared a common advisor. We also shared with Wells REIT three of the same executive officers and three of the same directors. On February 2, 2007, Wells REIT entered into the merger agreement relating to the internalization transaction described below.

On April 16, 2007, Wells REIT acquired entities affiliated with Wells Real Estate Funds. Wells REIT entered into the merger in order to internalize advisory, asset management, property management, and other services previously provided to Wells REIT by Wells Real Estate Funds and its affiliates. As a result of the internalization transaction, 81 employees of Wells Real Estate Funds and its affiliates became employees of Wells REIT. These employees did not provide significant services to us. Following the internalization transaction, Wells Real Estate Funds and its affiliates have 351 employees. Wells Real Estate Funds and its affiliates are seeking successors to some of the personnel who became employees of Wells REIT in the internalization transaction, including Robert E. Bowers, the former chief financial officer of Wells Real Estate Funds.

In connection with the Wells REIT internalization transaction, three of our executive officers and two of our board members resigned from their respective positions with Wells REIT. On May 9, 2007 Leo F. Wells, III resigned as chairman of the board of directors of Wells REIT. As a result, we and Wells REIT share no common officers and one common director. Donald S. Moss remains one of our independent directors and one of the directors of the board of directors of Wells REIT.

Commitments and Contingencies

As of March 31, 2007, Wells TIMO had incurred organization and offering expenses on our behalf of approximately $1.5 million, of which we will reimburse Wells TIMO up to 1.2% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds, or if we are unable to raise a minimum of $2.0 million under our initial offering on or before August 11, 2007 (one year following the commencement of our initial offering), we will not be obligated to reimburse Wells TIMO for such costs. See Note 3 to our accompanying consolidated financial statements for further discussion of the terms of the Advisory Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

To the extent we have some form of debt outstanding, we will have exposure to interest rate risk. We expect that we will incur indebtedness in the future under both variable-rate and fixed-rate facilities. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow by maintaining low-to-moderate levels of overall borrowings and securing variable rate facilities with the lowest margins available. We also may enter into interest rate swaps, caps, or other arrangements in order to mitigate interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our total assets, before adjustment for noncash reserves and depreciation; however, we may temporarily exceed this limit under some circumstances. Our independent directors have approved our ability to borrow in excess of this threshold up to $1.8 million of aggregate borrowings or until raising the minimum offering of $2 million from the sale of our common stock, whichever occurs sooner.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 27, 2007, our sole stockholder, acting by written consent in lieu of an annual meeting: (1) approved and adopted the Third Articles of Amendment and Restatement of Wells Timberland REIT, Inc., which amended and restated our charter, and (2) reelected Leo F. Wells, III, Douglas P. Williams, Michael P. McCollum, E. Nelson Mills, Donald S. Moss and Willis J. Potts, Jr. to serve as directors of the Company, until the next annual meeting of the stockholders of the Company and until their successors are duly elected and qualify.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Dated: May 10, 2007	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2007 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description

3.1

Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on April 3, 2007 ( “Post-Effective Amendment No. 1”))

3.2	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the prospectus filed with the Commission on April 23, 2007 (the “Prospectus”))

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus)

4.3	Description of Share Redemption Plan (incorporated by reference to the section of the Prospectus under the caption “Description of Shares – Share Redemption Plan”)

4.4

Amended and Restated Escrow Agreement dated August 7, 2006 by and among the Company, Wells Investment Securities, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Form 10-Q”))

4.5

Amended and Restated Escrow Agreement for Pennsylvania Investors dated August 7, 2006 by and among the Company, Wells Investment Securities, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the June 2006 Form 10-Q)

10.1

Second Amended and Restated Advisory Agreement dated March 27, 2007 by and among the Company, Wells Timberland Management Organization, LLC and Wells Timberland Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to Post Effective Amendment No. 1))

10.2

Second Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. dated March 27, 2007 by and among the Company and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1)

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