Form 10-Q
period 2007-06-30
Wells Timberland REIT, Inc.
filed 2007-08-08
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 333-129651

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of July 31, 2007: 609,113 shares

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

The accompanying financial statements should be read in conjunction with the notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Wells Timberland REIT’s results of operations for the three months and the six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$316,812	$202,829
Deferred expenses	169,760	—
Prepaid expenses	42,835	126,078

Total assets	$529,407	$328,907

Liabilities:
Due to affiliate	$1,502,450	$776,918
Note payable to affiliate	114,000	—

Total liabilities	1,616,450	776,918
Commitments and Contingencies	—	—
Minority Interest	—	—
Stockholder’s Equity:
Common stock, $0.01 par value; 900 million shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	225,000	220,800
Accumulated deficit	(1,312,243)	(669,011)

Total stockholder’s deficit	(1,087,043)	(448,011)

Total liabilities, minority interest, and stockholder’s equity	$529,407	$328,907

See accompanying notes.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF LOSS

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—

Expenses:
General and administrative	(406,424)	(88,573)	(643,232)	(197,530)

Net loss	$(406,424)	$(88,573)	$(643,232)	$(197,530)

Per-share information – basic and diluted:
Net loss allocated to common stockholders	$(20.32)	$(4.43)	$(32.16)	$(9.88)

Weighted-average common shares outstanding – basic and diluted	20,000	20,000	20,000	20,000

See accompanying notes

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, December 31, 2005	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(669,011)	(669,011)
Amortization of stock options	—	—	21,000	—	21,000

Balance, December 31, 2006	20,000	200	220,800	(669,011)	(448,011)
Net loss	—	—	—	(643,232)	(643,232)
Amortization of stock options	—	—	4,200	—	4,200

Balance, June 30, 2007	20,000	$200	$225,000	$(1,312,243)	$(1,087,043)

See accompanying notes.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(643,232)	$(197,530)
Stock-based compensation expense	4,200	8,400
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in deferred expenses	(169,760)	—
Decrease (increase) in prepaid expenses	83,243	(207,997)

Net cash used in operating activities	(725,549)	(397,127)
Cash Flows from Financing Activities:
Due to affiliate	725,532	397,127
Proceeds from note payable to affiliate	114,000	—

Net cash provided by financing activities	839,532	397,127

Net increase in cash and cash equivalents	113,983	—
Cash and cash equivalents, beginning of period	202,829	203,000

Cash and cash equivalents, end of period	$316,812	$203,000

Supplemental Disclosure of Noncash Financing Activity:
Amortization of stock options	$4,200	$8,400

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

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

As of June 30, 2007, Wells Timberland REIT and Wells Timberland OP have neither purchased nor contracted to purchase any assets, nor has Wells TIMO identified any assets in which there is a reasonable probability that Wells Timberland REIT or Wells Timberland OP will invest.

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

Cash and Cash Equivalents

Wells Timberland REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Wells Timberland REIT’s cash balances as of June 30, 2007 or December 31, 2006.

Prepaid Expenses

Prepaid expenses primarily represent prepayments of directors’ fees and directors and officers insurance premiums, which will be expensed in the periods to which the services relate. Balances without a future economic benefit are written off as they are identified.

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

For the six months ended June 30, 2007, Wells Timberland REIT has incurred $643,232 of net operating losses. As such, a deferred tax asset has been established of $467,412 and $225,683 as of June 30, 2007 and December 31, 2006, respectively. Management does not believe that Wells Timberland REIT’s deferred tax asset will be realized and therefore has provided a full valuation allowance for the entire amount of its deferred tax asset as of June 30, 2007 and December 31, 2006.

Pursuant to Wells Timberland REIT’s charter, Wells Timberland REIT’s board of directors has the authority to determine when and if it is in Wells Timberland REIT’s best interest to elect to qualify for federal income tax treatment as a REIT. Wells Timberland REIT expects that the Wells Timberland REIT board of directors will elect for Wells Timberland REIT to qualify as a REIT for the first taxable year in which (i) Wells Timberland REIT would otherwise qualify to be taxed as a REIT and (ii) Wells Timberland REIT generate substantial taxable income such that REIT status would be in the best interest of Wells Timberland REIT stockholders. If Wells Timberland REIT completes the MeadWestvaco Timberland acquisition, as discussed in note 9 below, Wells Timberland REIT’s board of directors currently believes that Wells Timberland REIT will most likely not elect to be taxed as a REIT for the taxable year ending December 31, 2007. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells Timberland REIT’s ordinary taxable income to stockholders. As a REIT, Wells Timberland REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timberland REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timberland REIT relief under certain statutory provisions.

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for Wells Timberland REIT beginning January 1, 2008. Wells Timberland REIT is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its consolidated financial statements and accompanying notes.

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

Under the terms of the Advisory Agreement, organization and offering costs are incurred by Wells TIMO on behalf of Wells Timberland REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Upon raising at least $2.0 million from the sale of common stock to the public in its initial offering, Wells Timberland REIT will become obligated to reimburse Wells TIMO for organization and offering costs equal to the lesser of actual costs incurred or 1.2% of the total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds, all organization and offering costs will be incurred by Wells TIMO and not by Wells Timberland REIT. As of June 30, 2007 and December 31, 2006, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $1.9 million and $1.4 million, respectively.

Under the terms of the Advisory Agreement, Wells Timberland REIT will pay a monthly asset management fee equal to one-twelfth of 1% of the greater of (i) the gross cost of all investments made on behalf of Wells Timberland REIT and (ii) the aggregate value of such investments. Wells TIMO anticipates that it will engage experienced timber management companies to assist Wells TIMO with certain of its responsibilities under the Advisory Agreement, including investing in timberland, managing day-to-day operations, and selling timber harvesting rights on behalf of Wells Timberland REIT. Any timber managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts.

Wells Timberland REIT will reimburse Wells TIMO for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes; insurance and benefits relating to such employees; and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide.

Wells Timberland REIT will pay a fee to Wells TIMO for services related to the disposition of investment properties. When Wells Timberland REIT sells a property, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by Wells Timberland REIT’s independent directors), it will pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by Wells Timberland REIT’s board of directors, including a majority of the independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property, or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. As of the date of this report, Wells TIMO has not earned any such fees with regard to Wells Timberland REIT.

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

Due to Affiliate

As of June 30, 2007, due to affiliate of $1,502,450 represents amounts due to Wells TIMO for general and administrative expenditures funded on behalf of Wells Timberland REIT pursuant to the Advisory Agreement. The amounts funded by Wells TIMO on behalf of the Wells Timberland REIT for general and administrative expenditures are noninterest-bearing and have no specific maturity date; however, Wells Timberland REIT intends to repay this amount upon commencing active operations.

Note Payable to Affiliate

As of June 30, 2007, note payable to affiliate represents a promissory note payable to Wells Capital that bears interest at an annual rate of 7.6 % and matures on March 28, 2008.

Conflicts of Interest

Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will rely upon employees of Wells Capital to perform many of its obligations. As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Wells TIMO, the Advisor, is the holder of the special units of limited partnership interest in Wells Timberland OP. So long as the special units remain outstanding, Wells TIMO will be entitled to distributions from Wells Timberland OP in an amount equal to 15.0% of net sales proceeds and any debt repayment received by Wells Timberland OP on dispositions of its timberland and real estate-related investments after the other holders of common units, including Wells TIMO, have received, in the aggregate, cumulative distributions equal to their capital contributions (less any amounts received in redemption of their common units) plus a 7.0% cumulative, noncompounded annual pre-tax return on their net capital contributions.

In addition, the special units will be redeemed by Wells Timberland OP, resulting in a one-time payment to the holder of the special units, upon the earliest to occur of the following events:

(i)	the listing of Wells Timberland REIT’s common stock on a national securities exchange (the “Listing Liquidity Event”); or

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

General

As of June 30, 2007, Wells Timberland REIT has issued to Wells Capital 20,000 shares of common stock, which were subsequently transferred to Wells TIMO on December 28, 2006. No additional shares of common stock have been issued by Wells Timberland REIT. All of the common shares have a par value of $0.01 per share and entitle the holder, subject to the rights of holders of any series of preferred shares, to one vote per share on all matters upon which the stockholder is entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion, or exchange rights.

Wells Timberland REIT is authorized to issue one or more series of preferred shares, par value of $0.01 per share. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of such shares. As of June 30, 2007, Wells Timberland REIT has not issued any shares of preferred stock.

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

In addition to cash compensation, upon the appointment of an independent director to Wells Timberland REIT’s board, each director receives a grant of options to purchase 2,500 shares of Wells Timberland REIT’s common stock. Of the options granted, one-third are immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These initial grants of options are anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she will receive a subsequent grant of options to purchase 1,000 shares of Wells Timberland REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share, or (2) the fair market value of the shares on the date of grant.

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

The shares redeemed under the plan, other than upon the death or qualifying disability of a stockholder, shall not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The board of directors could amend or terminate the share redemption plan upon 30 days’ notice or prior to satisfaction of either of the preconditions to adoption noted above.

7.	Economic Dependency

Wells Timberland REIT has engaged Wells TIMO and WIS, an affiliate of Wells TIMO, to provide certain services essential to Wells Timberland REIT, including asset management services, supervision of the management of our properties, asset acquisition and disposition services, the sale of shares of Wells Timberland REIT common stock, as well as other administrative responsibilities for Wells Timberland REIT, including accounting services, stockholder communications, and investor relations. Wells TIMO and WIS are dependent on Wells Capital to provide certain services that are essential to their operations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells Timberland REIT is dependent upon Wells Capital, Wells TIMO, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital, WIS, and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of WREF-sponsored investment products. As of June 30, 2007, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

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

9.	Subsequent Events

Escrow

As of July 11, 2007, Wells Timberland REIT had received and accepted subscriptions in its initial public offering sufficient to exceed its minimum offering of $2.0 million. Having raised the minimum offering, the offering proceeds were released by the escrow agent to Wells Timberland REIT and are available for use by Wells Timberland REIT for the acquisition of properties and other operating activities.

Sale of Shares of Common Stock

From July 1, 2007 through July 31, 2007, Wells Timberland REIT raised approximately $5.8 million net of discounts through the issuance of approximately 589,000 shares of common stock under its initial offering. As of July 31, 2007, approximately 74.4 million shares remained available for sale to the public under the initial offering, exclusive of shares available under Wells Timberland REIT’s dividend reinvestment plan.

MeadWestvaco Timberland Acquisition

On August 3, 2007, Wells Timberland REIT, through a wholly owned subsidiary, entered into a purchase and sale agreement (the “Agreement”) with MeadWestvaco Coated Board, Inc. (“MeadWestvaco”), a subsidiary of MeadWestvaco Corporation, for the purchase of 322,856 acres of timberland located in the states of Alabama and Georgia that is currently owned by MeadWestvaco (the “MWV Timberland”). Under the terms of the Agreement, Wells Timberland REIT will pay a purchase price of $400,000,000 for the MWV Timberland. Wells Timberland also expects to pay approximately $13,000,000 for estimated transfer taxes, due diligence and closing costs. Pursuant to the Agreement, Wells Timberland deposited $5,000,000 into an escrow account which will be applied to the purchase price payable to MeadWestvaco at closing.

The MWV Timberland will be subject to a supply agreement with MeadWestvaco whereby MeadWestvaco will pay Wells Timberland REIT to supply it with timber. Wells Timberland REIT intends to finance the purchase of the MWV Timberland through debt financing or a combination of debt financing and funds raised through its initial public offering. Wells Timberland REIT anticipates that the closing of the acquisition of the MWV Timberland will occur in the third quarter of 2007; however, closing will be subject to certain conditions, including obtaining the above-described debt financing, and there can be no assurance that Wells Timberland REIT will be able to complete the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. Our focus during the six months ended June 30, 2007 was to identify real estate investments that meet our investment criteria and to secure financing alternatives so that we would be ready to take advantage of real estate acquisition opportunities even before raising significant proceeds.

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

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2007, net cash outflows from operating activities were approximately $0.7 million and represent payments for administrative costs and advance payments for directors’ and officers’ insurance premiums. Our net operating cash outflows were financed by Wells TIMO and its affiliates. As of June 30, 2007, we held cash balances of approximately $0.3 million, and owed Wells TIMO $0.1 million for a note payable and $1.5 million for current and prior period operating expenditures funded on our behalf.

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

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland, is anticipated to be used to pay dividends to stockholders. Therefore, to the extent that cash flows from operations are lower, dividends are anticipated to be lower as well. Substantially all net proceeds generated from the sale of our shares under our initial offering or from debt financing will be available to fund acquisitions of timberland, capital expenditures identified at the time of acquisition, and to pay down outstanding borrowings. If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our total assets, before adjustment for noncash reserves and depreciation; however, we may temporarily exceed this limit under some circumstances. Our independent directors have approved our ability to borrow in excess of this threshold up to $1.8 million of aggregate borrowings or until raising the minimum offering of $2.0 million from the sale of our common stock, whichever occurs sooner. The independent directors deemed the excess borrowing to be justified by the need for us to pay operating expenses that we incurred prior to raising the minimum offering amount.

Results of Operations

As of June 30, 2007, we had not received and accepted the minimum subscription of $2.0 million and, accordingly, did not engage in active operations during the periods presented. Our net losses of $643,232 for the six months ended June 30, 2007, and of $197,530 for the six months ended June 30, 2006, are comprised of administrative costs primarily related to salaries, directors compensation, and other professional fees.

Our results of operations are not indicative of those expected in future periods. After raising equity proceeds under our initial offering, we expect to acquire interests in timberland and to subsequently generate timber revenues, net of cost of sales, selling expenses, general and administrative expenses, and interest expense, in the future.

Election as a REIT

Pursuant to our charter, our board of directors has the authority to determine when and if it is in our best interest to elect to qualify for federal income tax treatment as a REIT. We expect that the our board of directors will elect for us to qualify as a REIT for the first taxable year in which (i) we would otherwise qualify to be taxed as a REIT and (ii) we generate substantial taxable income such that REIT status would be in the best interest of our stockholders. If we complete the MeadWestvaco Timberland acquisition, as discussed in “Subsequent Events” below, our board of directors currently believes that we most likely will not elect to be taxed as a REIT for the taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timberland REIT relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

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

Revenue Recognition

Revenue from the sale of timber is recognized when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Real estate sales of timberland will be recorded when title passes and full payment or a minimum down payment, generally defined as 25% of the gross sale price, is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method.

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

Our Relationship with Wells REIT and the Impact of Its Internalization Transaction on Us

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a separate REIT from us that was sponsored by WREF. WREF is the sole stockholder of Wells Investment Securities (our dealer-manager) and Wells Capital, which is the sole stockholder of Wells TIMO. Prior to December 15, 2006, we and Wells REIT shared a common advisor. We also shared with Wells REIT three of the same executive officers and three of the same directors. On February 2, 2007, Wells REIT entered into the merger agreement relating to the internalization transaction described below.

On April 16, 2007, Wells REIT acquired entities affiliated with Wells Real Estate Funds. Wells REIT entered into the merger in order to internalize advisory, asset management, property management, and other services previously provided to Wells REIT by WREF and its affiliates. As a result of the internalization transaction, 81 employees of WREF and its affiliates became employees of Wells REIT. These employees did not provide significant services to us. Following the internalization transaction, WREF and its affiliates have 351 employees. WREF and its affiliates are seeking successors to some of the personnel who became employees of Wells REIT in the internalization transaction, including Robert E. Bowers, the former chief financial officer of WREF.

In connection with the Wells REIT internalization transaction, three of our executive officers and two of our former board members resigned from their respective positions with Wells REIT. In addition, on May 9, 2007, Leo F. Wells, III, resigned as chairman of the board of directors of Wells REIT. As a result, we and Wells REIT share no common officers and only one common director. Donald S. Moss remains one of our independent directors and one of the directors of the board of directors of Wells REIT.

Assertion of Litigation Against Related Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al. in the United States District Court for the District of Maryland against, among others, Wells REIT, Wells Capital, Mr. Leo F. Wells, III and certain affiliates of WREF and certain officers, one current director and two former directors of ours who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Wells Capital and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations.

Commitments and Contingencies

As of June 30, 2007, Wells TIMO had incurred organization and offering expenses on our behalf of approximately $1.9 million, of which we will reimburse Wells TIMO up to 1.2% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds we will not be obligated to reimburse Wells TIMO for such costs. See Note 3 to our accompanying consolidated financial statements for further discussion of the terms of the Advisory Agreement.

Subsequent Events

Escrow

As of July 11, 2007, we had received and accepted subscriptions in our initial public offering sufficient to exceed the minimum offering of $2.0 million. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and are available for use in the acquisition of properties and other operating activities.

Sale of Shares of Common Stock

From July 1, 2007 through July 31, 2007, we raised approximately $5.8 million net of discounts through the issuance of approximately 589,000 shares of common stock under its initial offering. As of July 31, 2007, approximately 74.4 million shares remained available for sale to the public under the initial offering, exclusive of shares available under our dividend reinvestment plan.

MeadWestvaco Timberland Acquisition

On August 3, 2007, we, through a wholly owned subsidiary, entered into a purchase and sale agreement with MeadWestvaco Coated Board, Inc., a subsidiary of MeadWestvaco Corporation for the purchase of 322,856 acres of timberland located in the states of Alabama and Georgia that is currently owned by MeadWestvaco. Under the terms of the agreement, we will pay a purchase price of $400,000,000 for the timberland property. We also expect to pay approximately $13,000,000 for estimated transfer taxes, due diligence and closing costs. Pursuant to the agreement, we deposited $5,000,000 into an escrow account which will be applied to the purchase price payable to MeadWestvaco at closing.

The timberland property will be subject to a supply agreement with MeadWestvaco whereby MeadWestvaco will pay us to supply it with timber. We intend to finance the purchase of the timberland property through debt financing or a combination of debt financing and funds raised through its initial public offering. We anticipate that the closing of the acquisition of the timberland will occur in the third quarter of 2007; however, closing will be subject to certain conditions, including obtaining the above-described debt financing, and there can be no assurance that we will be able to complete the acquisition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

To the extent we have some form of debt outstanding, we will have exposure to interest rate risk. We expect that we will incur indebtedness in the future under both variable-rate and fixed-rate facilities. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow by securing variable rate facilities with the lowest margins available. We also may enter into interest rate swaps, caps, or other arrangements in order to mitigate interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors are hereby added to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

If we default on the terms of the mezzanine loan obtained by us in connection with the acquisition of the MeadWestvaco Timberland, stockholders who invest in us prior to the repayment of the mezzanine loan could lose some or all of their investment.

We expect that we will borrow approximately 37% of the $400,000,000 purchase price of the MeadWestvaco Timberland from Wachovia Bank, National Association in the form of a mezzanine loan which we must repay within 12 months. The mezzanine loan is secured by, among other things, a first priority security interest in all of the funds that we receive in connection with this initial offering prior to our repayment of the mezzanine loan. Our ability to repay the mezzanine loan is dependent upon our success in raising substantial funds pursuant to this initial offering. If the amount of proceeds we raise in this initial offering are less than the amount that we need to repay the mezzanine loan when due, we will be in default under the mezzanine loan. Under the anticipated terms of the mezzanine loan, if we default on the mezzanine loan, Wachovia Bank will be entitled to all of the proceeds of this initial offering up to the amount of the mezzanine loan. If Wachovia Bank forecloses upon its security interest in a substantial amount of proceeds of this initial offering, our existing stockholders could lose all of their investment and it would be unlikely that we would be able to meet our investment objectives or to raise additional capital in this initial offering or otherwise in order to continue our operations.

If we acquire properties prior to qualification as a REIT, we may have to delay our election to be taxed as a REIT which could result in adverse tax consequences to us and our stockholders.

If we acquire the MeadWestvaco Timberland, our board of directors currently believes that we will most likely not elect to be taxed as a REIT for the taxable year ending December 31, 2007. If we have a net built-in gain in our assets as of the first day of the first taxable year for which we elect to be taxed as a REIT (the “REIT Commencement Date”) and subsequently recognize gain on the disposition of any assets we hold at the REIT Commencement Date, then we will be subject to tax at the highest regular corporate rate during the 10-year period beginning on the REIT Commencement Date on the lesser of (A) the excess of fair market value of the asset as of the REIT Commencement Date over our basis in the asset as of the REIT Commencement Date (the built-in gain with respect to that asset as of the REIT Commencement Date), (B) the amount of gain we would otherwise recognize on the disposition, or (C) the amount of net built-in gain in our assets as of the REIT Commencement Date not already recognized during the 10-year period. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. If we elect REIT status in the future, we will have to determine whether we have a net built-in gain as of the REIT Commencement Date. If we do, we may choose not to sell assets we might otherwise sell during the 10-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. The IRS has issued a private letter ruling to another REIT indicating that the built-in gain tax would not apply to sales of timber sold during the 10-year period following its conversion to a REIT. We are not entitled to rely on that ruling and have not requested our own IRS ruling.

In addition, to qualify as a REIT, we cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. While we do not expect that we will have any non-REIT earnings and profits, we will monitor our earnings and profits position to allow us to be in a position to satisfy this requirement when our board of directors determines that we should elect to be taxed as a REIT.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Dated: August 8, 2007	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2007 FORM 10-Q OF

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