Form 10-Q
period 2007-09-30
Wells Timberland REIT, Inc.
filed 2007-11-07
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 333-129651

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of October 31, 2007: 2,695,797 shares

FORM 10-Q

WELLS TIMBERLAND REIT, INC.

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements	4

		Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	5

		Consolidated Statements of Loss for the Three Months and Nine Months Ended September 30, 2007 and 2006 (unaudited)	6

		Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2006 and the Nine Months Ended September 30, 2007 (unaudited)	7

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	8

		Condensed Notes to Consolidated Financial Statements (unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4T.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 3.	Defaults Upon Senior Securities	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	26

	Item 6.	Exhibits	27

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2006, and Item 1A in Wells Timberland REIT’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2007, for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of loss, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Wells Timberland REIT’s results of operations for the three months and the nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$12,231,810	$202,829
Earnest money (Note 8)	5,000,000	—
Prepaid expenses and other assets	456,832	126,078

Total assets	$17,688,642	$328,907

Liabilities:
Accounts payable and accrued expenses	$108,577	$—
Due to affiliates	2,410,535	776,918

Total liabilities	2,519,112	776,918
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $0.01 par value; 900 million shares authorized, 1,901,971 shares issued and outstanding	19,020	200
Additional paid-in capital	17,145,766	220,800
Accumulated deficit	(1,995,256)	(669,011)

Total stockholders’ equity	15,169,530	(448,011)

Total liabilities, minority interest, and stockholders’ equity	$17,688,642	$328,907

See accompanying notes.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF LOSS

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—

Expenses:
General and administrative	(683,013)	(254,019)	(1,326,245)	(451,549)

Net loss	$(683,013)	$(254,019)	$(1,326,245)	$(451,549)

Per-share information—basic and diluted:
Net loss allocated to common stockholders	$(0.76)	$(12.70)	$(4.22)	$(22.58)

Weighted-average common shares outstanding—basic and diluted	893,070	20,000	314,221	20,000

See accompanying notes

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2005	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(669,011)	(669,011)
Amortization of stock options	—	—	21,000	—	21,000

Balance, December 31, 2006	20,000	200	220,800	(669,011)	(448,011)
Issuance of common stock	1,881,971	18,820	18,800,891	—	18,819,711
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(1,656,135)	—	(1,656,135)
Other offering costs	—	—	(223,990)	—	(223,990)
Net loss	—	—	—	(1,326,245)	(1,326,245)
Amortization of stock options	—	—	4,200	—	4,200

Balance, September 30, 2007	1,901,971	$19,020	$17,145,766	$(1,995,256)	$15,169,530

See accompanying notes.

WELLS TIMBERLAND REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(1,326,245)	$(451,549)
Stock-based compensation expense	4,200	14,700
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses and other assets	(330,754)	(129,998)
Increase in accounts payable	108,577	—

Net cash used in operating activities	(1,544,222)	(566,847)
Cash Flows from Investing Activities:
Earnest money paid	(5,000,000)	—
Cash Flows from Financing Activities:
Due to affiliates	1,448,436	566,847
Issuance of common stock	18,665,801	—
Commissions on stock sales and related dealer-manager fees	(1,319,905)	—
Other offering costs	(221,129)	—

Net cash provided by financing activities	18,573,203	566,847

Net increase in cash and cash equivalents	12,028,981	—
Cash and cash equivalents, beginning of period	202,829	203,000

Cash and cash equivalents, end of period	$12,231,810	$203,000

Supplemental Disclosure of Noncash Financing Activity:
Amortization of stock options	$4,200	$14,700

Discounts applied to issuance of common stock	$153,910	$—

Commissions on stock sales and related dealer-manager fees due to affiliate	$182,320	$—

Other offering costs due to affiliates	$2,861	$—

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

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

On August 11, 2006, Wells Timberland REIT commenced its initial public offering of up to 850.0 million shares of common stock, of which 100.0 million shares were reserved for issuance through Wells Timberland REIT’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. As of July 11, 2007, Wells Timberland REIT had received and accepted subscriptions in its initial public offering sufficient to exceed its minimum offering of $2.0 million. Having raised the minimum offering, the offering proceeds were released by the escrow agent to Wells Timberland REIT and, as of September 30, 2007, were available for use by Wells Timberland REIT for the acquisition of properties and other operating activities.

As of September 30, 2007, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the initial public offering of approximately $19.0 million. After deductions from such gross offering proceeds for payments of acquisition fees of selling commissions and dealer-manager fees of approximately $1.6 million, other organization and offering expenses of approximately $0.2 million, Wells Timberland REIT had received aggregate net offering proceeds of approximately $17.2 million.

Wells Timberland REIT’s stock is not listed on a public securities exchange. However, Wells Timberland REIT’s charter requires that in the event Wells Timberland REIT’s stock is not listed on a national securities exchange by August 2018, Wells Timberland REIT must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. In the event that Wells Timberland REIT seeks stockholder approval for an extension or amendment to this listing date and does not obtain it, Wells Timberland REIT will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells Timberland REIT seeks and does not obtain approval to liquidate, Wells Timberland REIT will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells Timberland REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year. Wells Timberland REIT’s consolidated financial statements include the accounts of any variable interest entity (“VIE”) in which Wells Timberland REIT or its subsidiaries is deemed the primary beneficiary. With respect to entities that are not VIEs, Wells Timberland REIT’s consolidated financial statements also shall include the accounts of any entity in which Wells Timberland REIT or its subsidiaries own a controlling financial interest and any limited partnership in which Wells Timberland REIT or its subsidiaries own a controlling general partnership interest. In determining whether a controlling interest exists, Wells Timberland REIT considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors.

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

Cash and Cash Equivalents

Wells Timberland REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Wells Timberland REIT’s cash balances as of September 30, 2007 or December 31, 2006.

Prepaid Expenses

Prepaid expenses represent costs incurred in connection with securing financing from third-party lenders and prepayments of directors’ fees and directors and officers’ insurance premiums. Once financing is secured, associated costs will be capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Prepayments of directors’ fees and insurance premiums will be expensed in the periods to which the services relate. Balances without a future economic benefit are written off as they are identified.

Income Taxes

Wells Timberland REIT was organized as a C Corporation for the taxable years ended December 31, 2006 and 2005 and, accordingly, was subject to federal income taxes for those periods. Wells Timberland REIT accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for based upon the differences between the financial statement and income tax basis of assets and liabilities using currently enacted tax laws and the tax rates expected to be in effect when such taxes are incurred or recovered. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized. For the nine months ended September 30, 2007, Wells Timberland REIT has incurred $1.3 million of net operating losses. As such, a deferred tax asset has been established of $0.8 million and $0.2 million as of September 30, 2007 and December 31, 2006, respectively. Management does not believe that Wells Timberland REIT’s deferred tax asset will be realized and therefore has provided a full valuation allowance for the entire amount of its deferred tax asset as of September 30, 2007 and December 31, 2006.

Pursuant to Wells Timberland REIT’s charter, Wells Timberland REIT’s board of directors has the authority to determine when and if it is in Wells Timberland REIT’s best interest to elect to qualify for federal income tax treatment as a REIT. Wells Timberland REIT expects that the Wells Timberland REIT board of directors will elect for Wells Timberland REIT to qualify as a REIT for the first taxable year in which (i) Wells Timberland REIT would otherwise qualify to be taxed as a REIT and (ii) Wells Timberland REIT generate substantial taxable income such that REIT status would be in the best interest of Wells Timberland REIT stockholders. Due to Wells Timberland REIT’s acquisition of the timberland on October 9, 2007, as discussed in note 8, Wells Timberland REIT’s board of directors believes that Wells Timberland REIT will most likely not elect to be taxed as a REIT for the taxable year ending December 31, 2007. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells Timberland REIT’s ordinary taxable income to stockholders. As a REIT, Wells Timberland REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timberland REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timberland REIT relief under certain statutory provisions.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for Wells Timberland REIT beginning January 1, 2008. Wells Timberland REIT is currently assessing the provisions and evaluating the financial statement impact of SFAS 159 on its consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. The FASB has voted to indefinitely defer the effective date of SOP 07-01. Wells Timberland REIT has deferred the process of evaluating the provisions of SOP 07-1 and related impact on its consolidated financial statements and accompanying notes.

3.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP entered into the Advisory Agreement with Wells Capital as of November 9, 2005, which became effective on August 11, 2006 and was amended and restated as of August 24, 2006 and March 23, 2007. Wells Capital assigned its rights and duties under the Advisory Agreement to Wells TIMO on December 15, 2006. This Advisory Agreement was renewed on August 21, 2007 and is effective through August 11, 2008. Pursuant to the Advisory Agreement, Wells TIMO is entitled to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations.

Under the terms of the Advisory Agreement, organization and offering costs are incurred by Wells TIMO on behalf of Wells Timberland REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Having raised the minimum offering of at least $2.0 million from the sale of common stock to the public in its initial offering, Wells Timberland REIT has become obligated to reimburse Wells TIMO for organization and offering costs equal to the lesser of actual costs incurred or 1.2% of the total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds, all organization and offering costs will be incurred by Wells TIMO and not by Wells Timberland REIT. As of September 30, 2007 and December 31, 2006, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $2.5 million and $1.4 million, respectively.

Under the terms of the Advisory Agreement, Wells Timberland REIT will pay to Wells TIMO a monthly asset management fee equal to one-twelfth of 1% of the greater of (i) the gross cost of all investments made on behalf of Wells Timberland REIT and (ii) the aggregate value of such investments. Wells TIMO anticipates that it will engage experienced timber management companies to assist Wells TIMO with certain of its responsibilities under the Advisory Agreement, including investing in timberland, managing day-to-day operations, and selling timber harvesting rights on behalf of Wells Timberland REIT. Any timber managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts. As of September 30, 2007, Wells TIMO has not earned any such fee in regards to Wells Timberland REIT.

Wells Timberland REIT will reimburse Wells TIMO for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes; insurance and benefits relating to such employees; and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. As of September 30, 2007, Wells Timberland REIT has incurred approximately $0.8 million of such fees, which are included in due to affiliates.

Wells Timberland REIT will pay a fee to Wells TIMO for services related to the disposition of investment properties. When Wells Timberland REIT sells a property, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by Wells Timberland REIT’s independent directors), it will pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by Wells Timberland REIT’s board of directors, including a majority of the independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property, or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. As of September 30, 2007, Wells TIMO has not earned any such fees with regard to Wells Timberland REIT.

The current Advisory Agreement has a one-year term that began on August 11, 2007, the effective date of the Advisory Agreement, and renews for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, Wells Timberland REIT will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed for the payments described below under Note 4.

Dealer-Manager Agreement

Wells Timberland REIT has executed a dealer-manager agreement (the “Dealer-Manager Agreement”), whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for Wells Timberland REIT’s initial offering. For these services, WIS shall earn a fee of up to 7.0% of the gross offering proceeds from the sale of the shares of Wells Timberland REIT. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be re-allocated to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan (the “DRP”). As of September 30, 2007, Wells Timberland REIT has incurred approximately $1.6 million in fees to WIS.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Administrative reimbursements due to Wells TIMO	$2,225,354	$776,918
Commissions and dealer-manager fees due to WIS	182,320	—
Other offering cost reimbursements due to Wells TIMO	2,861	—

	$2,410,535	$776,918

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

On November 9, 2005, Wells Timberland OP also issued 100 special units to Wells Capital for $1,000. The holder of special units does not participate in the profits and losses of Wells Timberland OP. Amounts payable to the holder of the special units, if any, will depend on the amount of net sales proceeds received from property dispositions or the market value of Wells Timberland REIT’s shares upon listing, or the fair market value of Wells Timberland REIT’s assets upon the termination of the Advisory Agreement without cause. See Notes 3 and 4.

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

6.	Stockholders’ Equity

General

Wells Timberland REIT’s charter authorizes it to issue 1.0 billion shares of capital stock, consisting of 900.0 million common shares and 100.0 million preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions (subject to any preferential rights of any shares of preferred stock that may be issued in the future) as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of September 30, 2007, Wells Timberland REIT has issued 1.9 million shares of common stock, including 20,000 shares of common stock to Wells Capital, which were subsequently transferred to Wells TIMO on December 28, 2006.

Wells Timberland REIT is authorized to issue one or more series of preferred shares, par value of $0.01 per share. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of such shares. At a meeting held on September 24, 2007, Wells Timberland REIT’s board of directors unanimously approved the designation, issuance and sale of up to 35,000 shares of Series A preferred stock to Wells Real Estate Funds, Inc. (“WREF”) for the purchase price of $1,000 per share. On October 9, 2007, Wells Timberland REIT issued 32,128 shares of Series A preferred stock to WREF in exchange for approximately $32.1 million, or $1,000 per share.

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

Share Redemption Plan

The board of directors of Wells Timberland REIT has adopted a share redemption plan. The plan allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. The share redemption plan provides that Wells Timberland REIT may repurchase a stockholder’s common stock for $9.10 per share during Wells Timberland REIT’s initial offering. However, the terms of the loans obtained in connection with the acquisition of MeadWestvaco Timberland prohibit Wells Timberland REIT from redeeming any Wells Timberland REIT stockholders’ shares under its share redemption plan until these loans are repaid in full (see Note 8).

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

Wells Timberland REIT has engaged Wells TIMO and WIS, an affiliate of Wells TIMO, to provide certain services essential to Wells Timberland REIT, including asset management services, supervision of the management of Wells Timberland REIT’s properties, asset acquisition and disposition services, the sale of shares of Wells Timberland REIT common stock, as well as other administrative responsibilities for Wells Timberland REIT, including accounting services, stockholder communications, and investor relations. Wells TIMO and WIS are dependent on Wells Capital to provide certain services that are essential to their operations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells Timberland REIT is dependent upon Wells Capital, Wells TIMO, and WIS.

Wells Capital, Wells TIMO, and WIS are all owned and controlled by WREF. The operations of Wells Capital and WIS represent substantially all of the business of WREF. Accordingly, Wells Timberland REIT focuses on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells TIMO, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital, WIS, and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of WREF-sponsored investment products. In addition, WREF guarantees unsecured debt of $160 million held by Wells Timberland REIT (see Note 8). As of September 30, 2007, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

8.	Commitments and Contingencies

MeadWestvaco Timberland

As of September 30, 2007, Wells Timberland REIT was party to a purchase and sale agreement (as amended, the “Agreement”) with MeadWestvaco Coated Board, Inc. (“MeadWestvaco”), a subsidiary of MeadWestvaco Corporation, for the purchase of approximately 228,000 acres of timberland and approximately 95,000 acres of leasehold interests in timberland located in the states of Alabama and Georgia (the “MeadWestvaco Timberland for a purchase price of $400.0 million, exclusive of customary transaction costs. Pursuant to the Agreement, Wells Timberland REIT deposited $5.0 million into an escrow account which will be applied to the purchase price payable to MeadWestvaco at closing.

On October 9, 2007, Wells Timberland REIT acquired the MeadWestvaco Timberland for a purchase price of approximately $400.0 million, exclusive of customary closing costs. The purchase price was paid by the delivery of a promissory note in the amount of $397.9 million (the “MWV Promissory Note”), and the remaining portion of the purchase price was paid in cash, including the $5.0 million earnest money deposit. The MWV Promissory Note bears interest at a LIBOR rate plus 0.05% and matures on October 9, 2027. The MWV Promissory Note is supported by a standby letter of credit issued by Wachovia Bank, N.A. (“Wachovia”) and deposit account in the amount of $407.9 million (the “Deposit Account”). Wells Timberland REIT obtained funds to fund the deposit account and to pay transaction costs through a combination of (1) $372.0 million of debt financing arranged by Wachovia (the “Wachovia Loans”), (2) $32.1 million from the issuance and sale of 32,128 shares of Wells Timberland REIT preferred stock to WREF, as discussed in Note 6, and (3) $18.0 million of funds raised through Wells Timberland REIT’s initial public offering. The Wachovia Loans consist of a first mortgage loan in the amount of $212.0 million (the “Senior Loan”) and a second mortgage loan in the amount of $160.0 million (the “Mezzanine Loan”). The Senior Loan matures on September 9, 2010 and bears interest at an adjustable rate based on one, two or three month London Interbank Offer Rate (“LIBOR”) plus a margin that varies based upon the ratio of the amount of the Senior Loan to the value of MeadWestvaco Timberland at the time of determination. The Mezzanine Loan matures on October 17, 2008, bears interest at 9.0% and is guaranteed by WREF.

The MeadWestvaco Timberland is subject to a fiber supply agreement whereby Wells Timberland REIT is required to provide and MeadWestvaco is required to purchase specified amounts of timber. The initial term of this agreement is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions.

Litigation

Wells Timberland REIT is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against Wells Timberland REIT.

9.	Subsequent Event

In addition to closing on the MeadWestvaco Timberland transaction as noted above, from October 1, 2007 through October 31, 2007, Wells Timberland REIT raised approximately $7.9 million through the issuance of approximately 0.8 million shares of common stock under its initial public offering. As of October 31, 2007, approximately 74.2 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under Wells Timberland REIT’s dividend reinvestment plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We were formed on September 27, 2005 as a Maryland corporation that intends to acquire timberland properties in the timber-producing regions of the United States and, to a limited extent, in other countries. We intend to generate the substantial majority of our revenue and income by selling to third parties the right to access our land and harvest our timber, primarily pursuant to supply agreements and through open-market sales. We also anticipate generating revenue and income from selling timberland considered by third parties to have a higher-and-better use, leasing land-use rights, and permitting others to extract natural resources other than timber. We anticipate funding the acquisition of timberland with equity or debt, or a combination thereof, the allocation of which will primarily depend upon the availability of these resources relative to the timing and availability of suitable investment opportunities.

On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. Our focus during the nine months ended September 30, 2007 was to identify real estate investments that meet our investment criteria and to secure financing alternatives so that we would be ready to take advantage of real estate acquisition opportunities even before raising significant proceeds. On August 3, 2007, we entered into a purchase and sale agreement with MeadWestvaco Coated Board, Inc., a subsidiary of MeadWestvaco Corporation, for the purchase of approximately 228,000 acres of timberland and approximately 95,000 acres of leasehold interests in timberland located in the states of Alabama and Georgia for approximately $400.0 million, exclusive of customary transaction costs. We closed the MeadWestvaco Timberland acquisition on October 9, 2007. The purchase price was paid by the delivery of a promissory note in the amount of $397.9 million, and the remaining portion of the purchase price was paid by the delivery of cash. The MWV Promissory Note is supported by a deposit account and standby letter of credit issued by Wachovia in the amount of $407.9 million. We obtained funds to fund the deposit account and to pay transaction costs through a combination of (1) $372.0 million of debt financing arranged by Wachovia, (2) $32.1 million from the issuance and sale of 32,128 shares of our preferred stock to WREF and (3) $18.0 million of proceeds from the sale of common stock in our initial public offering.

Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us repay the Wachovia Loans and to invest in a diversified portfolio. To the extent that significant funds are not raised, we may not be able to repay the Wachovia Loans or achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

Effective July 11, 2007, we began to raise capital through the sale of our common stock under our initial offering. We have primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to fund a portion of the MeadWestvaco Timberland acquisition (See Note 8 to the accompanying financial statements). Other than future capital raised in connection with our initial offering , we expect our primary source of future cash flows to be generated from the sale of timberland and rights to access our land and harvest our timber to MeadWestvaco and other third parties. The amount of future dividends to be paid to our stockholders will be largely dependent upon, among other things, satisfaction the Wachovia Loans, the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital expenditures and debt repayments.

Short-Term Liquidity and Capital Resources

During the nine months ended September 30, 2007, net cash outflows from operating activities were approximately $1.5 million and represent payments for administrative costs and advance payments for directors’ and officers’ insurance premiums. Our net operating cash outflows were financed by Wells TIMO and its affiliates. As of September 30, 2007, we held cash balances of approximately $12.2 million, and owed Wells TIMO $2.4 million for current and prior period operating expenditures funded on our behalf. We generated net cash flows from financing activities of approximately $18.6 million during the nine months ended September 30, 2007 as a result of raising proceeds from the sale of common stock under our initial public offering, net of commissions, dealer-manager fees, and other offering costs of approximately $1.9 million. We used net cash flows from financing activities and cash on hand to partially fund the MeadWestvaco Timberland acquisition on October 9, 2007.

We intend to continue to generate capital from the sale of common stock under our initial offering, and to use such capital primarily to service the Wachovia Loans. The Wachovia Loans contain restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution or other payment to our stockholders while the loan is outstanding. As a result, we will be unable to make any payments or distributions to our stockholders until the Wachovia Loans are repaid in full. The Mezzanine Loan has a maturity date of October 17, 2008, and the Senior Loan has a maturity date of September 9, 2010 (See Note 8 to the accompanying financial statements).

Long-Term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. After the Wachovia Loans are repaid, we anticipate funding dividends to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund dividends as well. We expect our principal demands for capital to include funding acquisitions of timberland, either directly or through investments in joint ventures; capital improvements for such timberland; offering-related costs; operating expenses, including interest expense on any outstanding indebtedness; and dividends.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses, certain capital expenditures required for our timberland and the repayment of the Wachovia Loans in full, is anticipated to be used to pay dividends to stockholders. Therefore, to the extent that cash flows from operations are lower, dividends are anticipated to be lower as well. Substantially all net proceeds generated from the sale of our shares under our initial offering will be available to pay down outstanding borrowings, including the Wachovia Loans, and to fund future acquisitions of timberland and capital expenditures identified at the time of acquisition. Proceeds generated from debt financing may also be used to fund future acquisitions of timberland and capital expenditures identified at the time of acquisition.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our total assets, before adjustment for noncash reserves and depreciation; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. We will disclose the approval of any such excess leverage to our stockholders in our next quarterly report, along with an explanation for such excess.

Results of Operations

As of September 30, 2007, we had received and accepted the minimum subscription of $2.0 million and, accordingly, commenced operations during the period presented. As of September 30, 2007, we owned no interests in timberland assets. Our net losses of $1.3 million for the nine months ended September 30, 2007, and of $0.5 million for the nine months ended September 30, 2006, are comprised of administrative costs primarily related to salaries, other professional fees, and directors’ compensation.

Our results of operations are not indicative of those expected in future periods. Due to our acquisition of the MeadWestvaco Timberland in October, 2007, we expect to generate future timber revenues, net of cost of sales, selling expenses, general and administrative expenses, and interest expense. We also expect to acquire additional interests in timberland in the future. Because of our brief operating history, we have not noticed a significant impact from inflation or changing prices on our net sales or revenues, nor on income from continuing operations.

Election as a REIT

Pursuant to our charter, our board of directors has the authority to determine when and if it is in our best interest to elect to qualify for federal income tax treatment as a REIT. We expect that the our board of directors will elect for us to qualify as a REIT for the first taxable year in which (i) we would otherwise qualify to be taxed as a REIT and (ii) we generate substantial taxable income such that REIT status would be in the best interest of our stockholders. Due to our acquisition of the MeadWestvaco Timberland on October 9, 2007, our board of directors believes that we will most likely not elect to be taxed as a REIT for the taxable year ending December 31, 2007 or December 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we subsequently fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timberland REIT relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

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

Legal Actions Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, the Advisor, Leo F. Wells, III, and certain affiliates of Wells Real Estate Funds and certain officers and directors of Wells Timberland REIT who formerly served as officers and directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is now pending before the court. The Advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by the Advisor or its affiliates could hinder their ability to successfully manage Wells Timberland REIT’s operations and portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against the Advisor, Leo F. Wells, III, Douglas R. Williams, Randall D. Fretz, Donald A. Miller, Michael R. Buchanan, Richard W. Carpenter, Bud Carter, William H. Keogler, Jr., Donald S. Moss, Neil H. Strickland, W. Wayne Woody, and Robert E. Bowers. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. The Advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by the Advisor or its affiliates could hinder their ability to successfully manage Wells Timberland REIT’s operations and our portfolio of investments.

Commitments and Contingencies

MeadWestvaco Timberland

As of September 30, 2007, we were party to a purchase and sale agreement with MeadWestvaco Coated Board, Inc. a subsidiary of MeadWestvaco Corporation, for the purchase of approximately 228,000 acres of timberland and approximately 95,000 acres of leasehold interests in timberland located in the states of Alabama and Georgia for a purchase price of approximately $400.0 million. Pursuant to the Agreement, we deposited $5.0 million into an escrow account which will be applied to the purchase price payable to MeadWestvaco at closing.

On October 9, 2007, we acquired the MeadWestvaco Timberland for a purchase price of approximately $400.0 million, exclusive of customary transaction costs. The purchase price was paid by the delivery of a promissory note in the amount of $397.9 million, and the remaining portion of the purchase price was paid in cash, including the $5.0 million earnest money deposit. The MWV Promissory Note bears interest at the LIBOR plus 0.05% and matures on October 9, 2027. The MWV Promissory Note is supported by a standby letter of credit issued by Wachovia and deposit account in the amount of $407.9 million. We obtained funds to fund the deposit account and to pay transaction costs through a combination of (1) $372.0 million of debt financing arranged by Wachovia, (2) $32.1 million from the issuance and sale of 32,128 shares of our preferred stock to WREF, as discussed in note 6, and (3) $18.0 million of funds raised through our initial public offering.

The MeadWestvaco Timberland is subject to a fiber supply agreement we are required to provide and MeadWestvaco is required to purchase specified amounts of timber. The initial term of this agreement is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions.

Subsequent Event

In addition to closing on the MeadWestvaco Timberland transaction as noted above, from October 1, 2007 through October 31, 2007, we raised approximately $7.9 million through the issuance of approximately 0.8 million shares of common stock under our initial public offering. As of October 31, 2007, approximately 74.2 million shares remained available for sale to the public under our initial public offering, exclusive of shares available under Wells Timberland REIT’s dividend reinvestment plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of the executing the MWV Promissory Note and the Senior Loan and funding the related Deposit Account on October 9, 2007 in connection with our acquisition of the MeadWestvaco Timberland, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of September 30, 2007, we had no outstanding debt. As of October 31, 2007, we had $397.9 million outstanding on the MWV Promissory Note, $212.0 million outstanding on the Senior Loan, and $160.0 million outstanding on the Mezzanine Loan. The MWV Promissory Note and Senior Loan, both executed on October 9, 2007, bear interest at a variable rate and the Mezzanine Loan, also executed on October 9, 2007, bears interest at a fixed rate. The weighted-average interest rate of our fixed and variable rate debt at October 31, 2007 was 6.36%.

The MWV Promissory Note matures on October 9, 2027 and bears interest at three month LIBOR plus 0.05%. The MWV Promissory Note is supported by a standby letter of credit issued by Wachovia in the amount of $407.9 million. A reimbursement obligation owed by us to Wachovia with respect to such letter of credit is fully secured by a pledge of the $397.9 million Deposit Account at Wachovia, which earns interest at three month LIBOR plus 0.05%. The interest on the Deposit Account is intended to be sufficient to pay interest on the MWV Promissory Note; however, the variable rates on the Deposit Account and the MWV Promissory Note reset five days apart. Therefore, in order to hedge our exposure to changing interest rates during these five days, we entered into an interest rate swap agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”). The interest rate swap agreement has an effective date of October 9, 2007 and terminates October 9, 2027. Under the terms of the interest rate swap agreement, we will pay to JP Morgan an amount equal to the interest earned by the Deposit Account and will receive from JP Morgan an amount equal to the interest incurred by the MWV Promissory Note. As such, any differential in the interest earned by Deposit Account and incurred by the MWV Promissory Note resulting from a mismatching of the LIBOR reset dates has been transferred to JP Morgan for the full term of the MWV Promissory Note.

The Senior Loan matures on September 9, 2010 (“Senior Loan Maturity Date”) and bears interest at one, two or three month LIBOR plus a margin that varies based upon the ratio of the amount of the Senior Loan to the value of the MeadWestvaco Timberland at the time of determination. The terms of the Senior Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Wachovia to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of October 16, 2007 and runs through the Senior Loan Maturity Date. From October 16, 2007 through October 24, 2008, the notional amount covered by interest rate swap agreement equals $212.0 million. From October 25, 2008 through the Senior Loan Maturity Date, the notional amount covered by the interest rate swap agreement equals $106.0 million. Under the terms of the interest rate swap agreement, from October 16, 2007 to October 24, 2008, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $212.0 million of the Senior Loan. From October 25, 2008 through the Senior Loan Maturity Date, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million of the Senior Loan. The interest rate swap effectively fixes our interest rate on the Senior Loan at 6.405% through October 24, 2008. From October 25, 2008 through the Senior Loan Maturity Date, the interest rate swap effectively fixes our interest rate on $106.0 million of the Senior Loan at 6.405%. The remaining amount outstanding under the Senior Loan will bear interest at LIBOR plus margin.

The Mezzanine Loan matures on October 17, 2008 and bears interest at a fixed rate of 9.0%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt, however, has no impact on interest incurred or cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors are hereby added to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 and our quarterly report on Form 10-Q for the six months ended June 30, 2007.

Risks Associated with Debt Financing

If we default on the terms of the mezzanine loan or the senior loan obtained by us in connection with the acquisition of the MeadWestvaco Timberland, stockholders who invest in us prior to the repayment of the mezzanine loan or the senior loan could lose some or all of their investment.

We borrowed approximately $160,000,000 to fund a portion of the purchase price of the MeadWestvaco Timberland in the form of a mezzanine loan, which we must repay on or before October 17, 2008. Additionally, we borrowed $212,000,000 in the form of a senior loan, which we must repay on or before September 9, 2010. The mezzanine loan is secured by, among other things, a first priority security interest in the funds raised in this offering. The senior loan is secured by, among other things, a second priority security interest in the funds raised in this offering. Our ability to repay the mezzanine loan and the senior loan is dependent upon our success in raising substantial funds pursuant to this offering. If the amount of proceeds we raise in this offering is less than the amount that we need to repay the mezzanine loan and the senior loan, respectively, when due, then we will be in default under the mezzanine loan or the senior loan, as the case may be. If we default on the mezzanine loan, the lenders for such loan will be entitled to all of the proceeds of our offering up to the amount of the mezzanine loan. If we default on the senior loan, the lenders for such loan will be entitled to all of the proceeds of our offering, after repayment of the mezzanine loan, up to the amount of the senior loan. If the lenders under either loan foreclose upon their security interest in a substantial amount of proceeds of our offering, our existing stockholders could lose some or all of their investment and it would be unlikely that we would be able to meet our investment objectives or to raise additional capital in this offering or otherwise in order to continue our operations.

The credit agreements for the senior loan and the mezzanine loan obtained by us in connection with the acquisition of the MeadWestvaco Timberland prohibit us from paying distributions or redeeming shares until we repay the loans in full.

The senior loan and the mezzanine loan each contain substantially identical restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution or other payment to our stockholders while the loan is outstanding. As a result, we will be unable to make any payments or distributions (or set aside funds for any payments or distributions) to our stockholders until both the mezzanine loan and the senior loan are repaid in full. The mezzanine loan has a maturity date of October 17, 2008, and the senior loan has a maturity date of September 9, 2010. Additionally, the credit agreements for the mezzanine loan and the senior loan prohibit us from redeeming our stockholders’ shares under our share redemption program until the loans are repaid in full. Unless we are able to renegotiate the terms of the credit agreements for the mezzanine loan and the senior loan prior to their full repayment, no stockholder will be able to redeem any shares under our share redemption plan until both the mezzanine loan and the senior loan are repaid in full, regardless of the period of time for which the stockholder has held the shares or the occurrence of a death or qualifying disability of the stockholder. Because distributions of at least 90% of REIT taxable income is one of the requirements for REIT qualification, we may not be able to qualify as a REIT until, among other things, both the mezzanine loan and the senior loan are repaid in full.

Risks Related to Our Corporate Structure

Our designation and issuance of preferred stock may limit proceeds payable to the holders of common stock in the event we are liquidated or dissolved prior to the redemption of the preferred stock.

We have issued, without stockholder approval, 32,128 shares of Series A preferred stock. If we are liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock. As a result, the amount of funds holders of our common stock would otherwise receive upon a liquidation or dissolution would be reduced in the event the Series A preferred shares had not been redeemed prior to such an event.

Federal Income Tax Risks

Our determination to delay our election to be taxed as a REIT could result in adverse tax consequences to us and our stockholders.

We acquired the MeadWestvaco Timberland on October 9, 2007, and as of such date had not yet qualified as a REIT. The first day of the first taxable year in the future for which we qualify as a REIT is referred to as the “REIT Commencement Date.” If we have a net built-in gain in our assets as of the REIT Commencement Date and subsequently recognize gain on the disposition of any assets we hold at the REIT Commencement Date, then we will be subject to tax at the highest regular corporate rate during the 10-year period beginning on the REIT Commencement Date on the lesser of (A) the excess of the fair market value of the asset disposed of as of the REIT Commencement Date over our basis in the asset as of the REIT Commencement Date (the built-in gain with respect to that asset as of the REIT Commencement Date), (B) the amount of gain we would otherwise recognize on the disposition, or (C) the amount of net built-in gain in our assets as of the REIT Commencement Date not already recognized during the 10-year period. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. If we elect REIT status in the future, we will have to determine whether we have a net built-in gain as of the REIT Commencement Date. If we do, we may choose not to sell assets we might otherwise sell during the 10-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. The IRS has issued a private letter ruling to another REIT indicating that the built-in gain tax would not apply to sales of timber sold during the 10-year period following its conversion to a REIT. We are not entitled to rely on that ruling and have not requested our own IRS ruling.

In addition, to qualify as a REIT, we cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. While we do not expect that we will have any non-REIT earnings and profits, we will monitor our earnings and profits position to allow us to be in a position to satisfy this requirement if our board of directors determines that we should elect to be taxed as a REIT.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Dated: November 7, 2007	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2007 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on April 3, 2007 ( “Post-Effective Amendment No. 1”))

3.2	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the prospectus filed with the Commission on April 23, 2007)

10.1	Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC

10.2	Amendment No. 1 dated as of September 14, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC

10.3	Amendment No. 2 dated as of September 27, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC

10.4	Amendment No. 3 dated as of October 4, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC

10.5	Advisory Agreement dated as of August 21, 2007, by and among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P. and Wells Timberland Management Organization, LLC

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002