Form 10-K
period 2007-12-31
Wells Timberland REIT, Inc.
filed 2008-03-27
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

Aggregate market value of the common stock held by non-affiliates was:

While there is no established market for the registrant’s shares of common stock, the registrant has made an initial offering of its shares of common stock pursuant to a Form S-11. In this offering, the Registrant has sold its shares for $10.00 per share, with discounts available for certain categories of purchasers.

Number of shares outstanding of the registrant’s only class of common stock, as of February 29, 2008: 5,538,556 shares

FORM 10-K

WELLS TIMBERLAND REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Timberland REIT, Inc. (“Wells Timberland REIT,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. Risk Factors herein for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statement.

PART I

ITEM 1.	BUSINESS

General

Wells Timberland REIT, Inc. was formed as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) but has not yet qualified or elected to be taxed as a REIT. We engage in the acquisition and ownership of timberland located throughout the United States. We were incorporated on September 27, 2005, and commenced operations on July 11, 2007. Prior to November 9, 2005, Wells Timberland REIT was known as Wells Real Estate Investment Trust IV, Inc., at which time our name was changed to Wells Timber Real Estate Investment Trust, Inc. On November 20, 2006, our name was changed to our current name, Wells Timberland REIT, Inc. Substantially all of our business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005. With respect to Wells Timberland OP, we are the sole general partner, possess full legal control and authority over its operations, and own 99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, we formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, Wells Timberland TRS, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS.

Our stock is not listed on a national exchange. However, our charter currently requires that, in the event that our stock is not listed on a national exchange within 10 years from the completion of our primary offering (described below), we must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) seek stockholder approval to begin liquidating our investments and distributing the resulting proceeds to the stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

We have executed an agreement with Wells TIMO (as amended and restated, the “Advisory Agreement”), under which Wells TIMO will perform certain key functions on our behalf, including, among others, the investment of capital proceeds and management of our day-to-day operations.

The focus of our business is to invest in timberland and to manage that investment in order to provide attractive returns to our investors. We generate income returns in the form of cash flows from harvesting and selling timber, and from pursuing nontimber-related revenue sources. When and where we believe that it is appropriate, we also will seek to generate cash flow from the sale of lands that have a higher and better use. We expect to realize additional long-term returns from the appreciation in the value of our timberland and the standing timber on that land upon the ultimate disposition of our properties. As of December 31, 2007, we owned interests in approximately 322,800 acres of timberland (consisting of approximately 228,100 acres of timberland held in fee simple interests and approximately 94,700 acres of timberland held in long-term leasehold interests) located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland,” formerly known as the “South Central Timberland”) that contained an estimated 11.6 million tons of merchantable timber inventory with age classes ranging from one to 75 years.

We acquired the Mahrt Timberland on October 9, 2007, for a purchase price of approximately $400.0 million, exclusive of closing costs. We financed the purchase of the Mahrt Timberland with proceeds from our primary offering, the issuance of preferred stock, and debt. In connection with our acquisition of the Mahrt Timberland, we entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a subsidiary of MeadWestvaco Corporation (“MeadWestvaco”) to sell to MeadWestvaco specified amounts of timber subject to market pricing adjustments. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions.

We may pursue other investment opportunities that will complement our timberland investments. We also may invest in other entities that own timberland, or form joint ventures with entities that have complementary investment objectives.

Demand for paper and forest products and, therefore timber, generally is higher during periods of strong economic growth. However, while demand for these products is usually weaker during periods of slow economic growth, we believe some segments of the timber industry and paper and forest products industries are less affected by economic downturns than are some other industries.

Timberland owners have some control over the timing of timber harvests and may be able to reduce harvests during periods of low timber prices, and to increase harvests during periods of high timber prices—in each case, to take advantage of then-prevailing market prices. Timberland owners also can apply “silvicultural” treatments to increase the growth rates of the trees and the quality of the wood that those trees produce. Silviculture is the science of manipulating timber stands to improve tree growth. Silviculture treatments may include preparing the land for planting trees, controlling weeds and undesirable tree species, and applying fertilizer. Foresters balance the cost of applying such treatments with the benefits received in the form of higher timber volumes on the tree stand. The proper application of silviculture treatments can increase the percentage of sawtimber-sized trees found in a given tree stand at harvest time, and can reduce the number of years between harvests. In most cases, we also will have the flexibility to modify silvicultural plans to target age/class scenarios enabling us to produce products that match up with the raw material demand of the customer base for which a particular block of timber will be marketed.

Each year, trees grow in terms of both height and width. As a result, assuming that timber prices remain constant and that no trees are harvested or damaged, a timberland property will become more valuable each year simply because the trees within that property have become larger. During certain growth stages in the life of a tree stand, the value of the timber may increase significantly during a very short period of time. One such period of time is when the trees begin to achieve pulpwood size. For example, in the Southern United States this generally occurs between 11-15 years in the life of a tree, and results in the tree changing from having no merchantable value to achieving values typically ranging from $4.00 to $8.00 per ton. Another such period of time occurs when pulpwood trees reach “chip-n-saw” size, which, in the Southern United States, generally occurs between 16-22 years in the life of a tree. Southern pine “chip-n-saw” prices may be two to four times those for pulpwood trees. Another value increase occurs when trees can be sold as large sawlogs, which generally occurs when the tree is older than approximately 23 years of age in the Southern United States. Likewise, once trees are harvested or should they become damaged, a substantial period of time may be required for replanted trees to achieve merchantable growth. The growth in the value of a tree stand is directly tied to the age and size of the trees within that tree stand; thus it is important for timberland owners to understand the effects that biological stages of tree growth have on the value of the underlying timberland.

Public Offering of Common Stock; Use of Proceeds

On August 11, 2006, our initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act was declared effective. We began actively selling our common stock under our Initial Public Offering in May 2007. The Initial Public Offering also covered the registration of up to 10.0 million shares offered pursuant to our distribution reinvestment plan. The Initial Public Offering will terminate on or before August 11, 2009, unless earlier terminated, fully subscribed, or extended with respect to the shares offered under our distribution reinvestment plan or as otherwise permitted under applicable law.

As of December 31, 2007, we had 4.3 million shares of our common stock outstanding pursuant to the Initial Public Offering, including the effect of distribution reinvestments, redemptions, and shares issued to our affiliates. Net proceeds after selling commissions, dealer-manager fees, and organization and offering expenses totaled approximately $38.7 million. References herein to “shares,” “our shares,” and “shares of common stock” refer to the shares of common stock offered in the Initial Public Offering.

Investment Objectives

Our strategy is to acquire and manage a diversified portfolio of timberland properties that are:

•	comprised of trees from different age classes;

•	located in a variety of different geographic regions; and

•	comprised of a variety of species of trees.

Age Class Diversification. Age class diversification allows us to make adjustments to our short-term and long-term income returns by investing in forests of an age group that will provide cash flows for distribution to stockholders.

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

Rather than focusing on properties comprised of trees of any particular age class, we will focus our property acquisition efforts on properties that are comprised of forests of a variety of different age classes, thus enabling us to better manage our short-term and long-term income and appreciation returns. At all times, we will seek to acquire properties on terms that are favorable to us, and to seek a balance between short-term and long-term returns.

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

We intend to apply our geographic diversification approach on both a micro and a macro level. On a micro level, we believe that our timberland properties should not be located in a single mill procurement basket. A single mill procurement basket is the average distance over which harvested trees must be hauled. While the average log haul varies somewhat by region, in most areas of the United States, logs usually are transported no more than 60 to 90 miles. Our geographic “spacing” on a micro basis will enable us to participate in different wood markets, which will help to protect our portfolio from the risk of a single mill closure. This geographic spacing also reduces the risk that a large percentage of the portfolio will be damaged by a single fire, hurricane, earthquake, insect infestation, drought, disease, windstorm, flooding, or other weather conditions or natural disasters.

On a macro level, locating investment properties in different regions of the United States lessens our dependence on regional economic and other conditions. This approach also provides exposure to different species of trees and to different export markets. For example, Texas and South Carolina are hundreds of miles apart, but the primary species of tree in which timberland owners invest in both states is southern pine. While local markets may be different in these states, the difference between those markets does not provide as much diversification as would be offered by investments in Texas and Washington. The Pacific Northwest’s primary investment species are Douglas-fir and western hemlock, and its export market is stronger than the export market that exists in Texas. We also may invest, to a lesser extent, in properties located in international timber-producing regions that will provide us with age, geographic, and species diversification.

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

Species Diversification. By owning properties comprised of different species of trees, we also will mitigate the risks of being dependent on the overall market for any particular species of tree. Some of our investments will be in hardwood forests. Hardwood product (and timber) markets differ greatly from softwood product (and timber) markets and may provide attractive income returns when softwood markets are poor, and vice versa.

In connection with the acquisition of the Mahrt Timberland, we have incurred substantial indebtedness which limits our ability to acquire additional timberland due to certain restrictive covenants contained in the financing agreements we entered into in connection with the acquisition. As a result, we may be unable to achieve our investment objectives of geographic and species diversification in the immediate future, if at all. For a discussion of the risks related to the lack of such diversification or failure to meet our investment objectives, see “Item 1A. Risk Factors—Risk Relating to Investing in Us.” For a discussion of the various restrictive covenants which limit our ability to acquire additional timberland, see “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources.”

Financing Objectives

To date, we have financed our acquisitions through a combination of debt and equity raised in our Initial Public Offering. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. We anticipate that ultimately, the majority of the cost of acquisitions will be funded from equity. However, in certain periods more amounts may be funded by debt.

Our charter generally limits our borrowings to a level that is less than 300% of our net assets, which we generally expect to approximate 75% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation. We intend to maintain debt levels subject to this limitation over the long term; however, we may borrow in excess of this limitation temporarily upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. The acquisition of Mahrt Timberland was financed with approximately $372.0 million of new indebtedness, approximately $18.0 million in proceeds from the Initial Public Offering, and the issuance of preferred stock to an affiliate for an aggregate amount of $32.1 million. While the indebtedness we obtained in connection with the acquisition of the Mahrt Timberland has increased our overall leverage ratio, the issuance and sale of preferred stock is not a borrowing for the purposes of calculating our leverage ratio. As a result of the acquisition of the Mahrt Timberland, as of December 31, 2007, our leverage ratio was approximately 93%.

In accordance with our charter, our board of directors, including a majority of our independent directors, determined that borrowing in excess of our general leverage limitation of 300% of our net assets was justified in connection with the Mahrt Timberland transaction because of the significance of the portfolio acquired and our expectation that subsequent proceeds raised in our Initial Public Offering will enable us to significantly reduce our overall leverage over time. As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

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

After we acquire a timberland property and identify and retain qualified forest managers, we will focus on operating the property to produce attractive short-term and long-term income and appreciation returns, in light of our overall portfolio of properties. One component of this management approach entails growing and harvesting as much wood as possible in the context of supply and demand for wood in the local wood markets. However, a competing component of this approach entails managing the timber inventory on each property, so that each property will be attractive to a potential buyer. We will seek to balance these two strategies in a manner that optimizes the returns to stockholders consistent with our investment objectives.

We will continue to focus on the following key operating factors:

•	raising sufficient amounts of equity capital to (i) meet principal repayments on our existing debt and (ii) acquire a large, diversified portfolio;

•	investing net offering proceeds in high-quality, income-producing timberlands that support a market dividend at a time when the demand for such properties is high;

•	maximizing the value of our current timberlands through intensive forest management while practicing environmentally responsible resource stewardship; and

•	controlling operating expenses as a percentage of revenues as we take advantage of economies of scale.

Board of Directors Review of Our Policies

The following is a report from our independent directors concerning our policies. Our independent directors have reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Investment Policies. We focus our investment efforts on the acquisition of income-generating timberland in order to provide attractive short-term and long-term returns to our investors. This focus is preferred because we believe it will best enable us to achieve our goal of preserving investor capital and generating current income. We believe that there are sufficient acquisition opportunities that meet this investment focus. We also may pursue other investment opportunities that will complement our timberland investments. Our advisor, Wells TIMO, has extensive expertise in the management of timberland investments.

Working Capital Reserves. We do not intend to set aside offering proceeds for working capital purposes. Setting aside funds for this purpose would decrease the amount we can invest in timber properties and hence reduce our opportunities to earn current income. We believe that debt proceeds and our cash flow from operations will be sufficient to meet our needs for working capital.

Borrowing Policies. We have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets, which we refer to as our net assets limitation. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts, and other noncash reserves, less total liabilities, calculated quarterly by us on a basis consistently applied. Over the long-term, we generally expect to limit our borrowing to approximately 75% of the cost of our timber assets before noncash reserves and depreciation. However, we may temporarily borrow in excess of our net assets limitation if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Policies Regarding Operating Expenses. We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, as these terms are defined in our charter, unless our board of directors has determined that such excess expenses were justified based on unusual and nonrecurring factors. We commenced operations in July 2007 but did not acquire any timberland properties until October 2007, and therefore, have not had four consecutive quarters of operations nor have, as of December 31, 2007, quarterly data regarding our operating expenses and average invested assets of net income. For the year ended December 31, 2007, total operating expenses exceeded 2% of our average invested assets; however, our board of directors determined that the relationship of our operating expenses to our average invested assets was justified for this period given the costs of operating a public company and the early stage of our operations. For the year ended December 31, 2007, total operating expenses represented approximately 2.3% of our average invested assets.

Offering Policies. We are conducting our Initial Public Offering of up to 85 million shares of common stock at $10.00 per share (with discounts available for certain categories of investors), which includes the offering of shares under our distribution reinvestment plan. We believe these offerings are in the best interest of our stockholders because they increase the likelihood that we will be able to acquire a diverse portfolio of income-producing properties, thereby reducing risk in our portfolio.

Listing Policy. We believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the timberland portfolio can achieve greater size and diversification. Second, we believe it is more cost-effective to remain unlisted and utilize Wells TIMO as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the longer-term benefits of completing the current offering, allowing the portfolio to mature and then listing the shares at a price that is anticipated to be higher than the price at which they would likely trade today.

Employees

We have no direct employees. The employees of Wells TIMO and its affiliates provide services for us related to asset and forestry management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other programs for which Wells TIMO and its affiliates provide similar services based on time spent by personnel on each entity. We reimburse Wells TIMO and its affiliates for our share of personnel and other costs associated with these services. Our allocable share of these administrative reimbursements totaled approximately $2.3 million and approximately $24,000 for the years ended December 31, 2007 and 2006, respectively. There were no administrative reimbursements for the period from November 10, 2005 (date of inception) through December 31, 2005. All reimbursements are included in general and administrative expenses in the accompanying consolidated statements of operations.

Competition

As we purchase assets to build our portfolio, we are in competition for targeted timberland tracts with other similar timber investment companies as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timber tracts to become the purchaser if another suitable tract cannot be substituted. Selling of timber is also highly competitive in the current market, and we will experience competition from owners and managers of competing timberland properties for the procurement of timber supply agreements. As a result, we may have to provide price concessions or offer other inducements to timber users in order to procure timber supply agreements, all of which may have an adverse impact on our results of operations. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.

Economic Dependency

We have engaged Wells TIMO, a wholly owned subsidiary of Wells Capital, and Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells TIMO, to provide certain services essential to us, including asset management services, supervision of forestry management, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. These agreements may be terminated by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells TIMO and WIS.

Wells Capital, Wells TIMO, and WIS are each owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells TIMO, and WIS represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells TIMO, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, and its affiliates based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by us and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. In addition, WREF guarantees our mezzanine loan (see “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources”). As of December 31, 2007, we believe that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

We also are dependent upon the ability of our timber customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on our results of operations. We are not aware of any reason why our current customers will not be able to pay their contractual amounts as they become due in all material respects. Situations preventing our customers from paying contractual amounts could result in a material adverse impact on our results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Wells Capital, the owner of our advisor, certain affiliates of WREF, and certain of our officers and directors who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the court. Wells Capital and our officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Wells Capital, certain affiliates of WREF, and certain of our officers and directors who formerly served as officers and directors of Piedmont REIT prior to the closing of the Piedmont REIT internalization transaction on April 16, 2007. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of its internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT has been damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the discovery stay entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to a motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss.

Access to SEC Filings

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following Web site, http://www.wellsref.com, through a link to the http://www.sec.gov Web site. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS

Overview

Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may harm our business.

Risks Related to Investing in Us

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares.

There is no current public trading market for our shares and we have no current plans to apply for listing on any public securities market. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding shares, or more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding common shares, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. In addition, we have adopted a share redemption plan but we are not permitted to make any redemptions under the plan (except in cases of death or disability) until our mezzanine loan, which was obtained in connection with our acquisition of the Mahrt Timberland, has been repaid in full. Once we are able to allow share redemptions under our share redemption plan, the plan includes numerous restrictions that will limit your ability to sell your shares. Our board is also free to amend or terminate the plan upon 30 days’ notice after our offering is effective. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to their Initial Public Offering price. It also is likely that your shares will not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

While we are investing the proceeds of our Initial Public Offering, the continuing high demand for the type of properties we desire to acquire may cause any distributions and the long-term returns of our investors to be lower than they otherwise would be. We believe the current market for timberland properties is extremely competitive. We will be competing for these timberland investments with other entities, including traditional corporations and REITs, forestry products companies, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. Many of our competitors have more experience, greater financial resources, and a greater ability to borrow funds to acquire properties than we do. The greater the number of entities and resources competing for timberland properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions to you. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that if our advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in our Initial Public Offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. If we, through our advisor, are unable to find suitable investments in properties promptly, we will hold the proceeds from our Initial Public Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. Delays we encounter in the selection and acquisition of properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

Our Initial Public Offering is being made on a “best efforts” basis, whereby the brokers participating in our Initial Public Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our Initial Public Offering may be substantially less than the amount we would need to achieve a broadly diversified timberland property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties are located, and the species and age of the timber located on those properties. In that case, the likelihood of our profitability being affected by the performance of any one of our properties will increase. Additionally, we are not limited in the number or size of our timberland investments or the percentage of net proceeds we may dedicate to a single timberland investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of timberland properties.

We have a very limited operating history, which makes our future performance and the performance of your investment difficult to predict.

We have a very limited operating history. We were incorporated in September 2005 and completed our first investment in timberland on October 9, 2007. You should not rely upon the past performance of other Wells-sponsored real estate programs. Such past performance was not related to the ownership of timberland property and would not predict our future results. Our lack of operating history significantly increases the risk and uncertainty you face in making an investment in our shares.

We expect our investments to be concentrated in timberland properties, making us more vulnerable economically than if our investments were diversified.

We intend to acquire and own timberland properties. We are subject to risks inherent in concentrating investments in timberland. A downturn in the timber or forest products industries could reduce the value of our properties. A downturn in the timber or forest products industries also could prevent our customers from making payments to us and, consequently, would prevent us from meeting debt service obligations or making distributions to our stockholders. The risks we face may be more pronounced than if we diversified our investments outside timberland properties.

We expect the majority of our income to qualify as capital gains income and, as a result, we may not be required to make substantial distributions.

As a traditional corporation, we are not required to make any minimum distributions to our stockholders. We intend to qualify as a REIT upon our satisfaction of certain organizational and operational requirements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Election of REIT Status.” REITs are required to distribute 90% of their net taxable REIT ordinary income. However, unlike ordinary income such as rent, the Internal Revenue Code does not require REITs to distribute capital gains income. Income generated from the sale of timber that we have owned for longer than one year is expected to be treated as capital gains. Accordingly, except with respect to income generated from a timberland property during the first year following our acquisition of that property, we do not believe that the Internal Revenue Code will require us to distribute any material amounts of cash to maintain our REIT status once we are qualified as a REIT, given that we expect the majority of our income to come from timber sales and generally to be treated as a capital gain.

Our cash distributions are not guaranteed and may fluctuate.

The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements, tax considerations, and restrictive covenants imposed on us by our credit agreements. As a result, our distribution rate and payment frequency may vary from time to time, and we may not make any distributions until we attain certain financial performance measures under the senior loan, and until the mezzanine loan that we obtained in connection with the acquisition of the Mahrt Timberland is repaid in full. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds to make cash distributions. In the event that we are unable to consistently fund quarterly distributions to stockholders entirely from our funds from operations, the value of your shares upon the possible listing of our stock, the sale of our assets, or any other liquidity event may be reduced. If we do become qualified as a REIT, the aggregate amount of cash distributed in any given year may exceed the amount of our “REIT taxable income” generated during the year, and the excess amount will be deemed a return of capital.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

Our advisor, Wells TIMO, is a newly formed entity that currently has only seven employees and will rely upon the employees of its manager, Wells Capital, to perform many of the services our advisor is required to perform for us. We are dependent on our advisor to select our investments and conduct our operations; thus, adverse changes in the financial health of Wells Capital could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments. As a general partner or advisor of many Wells-sponsored programs, Wells Capital may have contingent liability for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide on behalf of Wells TIMO, our operations and financial performance could suffer as well, which would limit our ability to make distributions and decrease the value of your investment.

The loss of or inability to retain key personnel of our advisor or its manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, Jess E. Jarratt, Brian M. Davis, Troy A. Harris, John C. Iverson, and Don L. Warden, each of whom are key personnel of our advisor or Wells Capital, its manager, and would be difficult to replace. We do not have employment agreements with any of these key personnel, and we cannot guarantee that such persons will remain affiliated with us. If any of these key personnel were to cease their affiliation with our advisor or its manager, our operating results could suffer. We do not intend to maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our advisor and its manager to retain highly skilled managerial, operational, and marketing personnel. Competition for retention of our advisor’s and its manager’s existing skilled personnel is intense, and our advisor and its manager may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or as to timberland properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If our advisor or its manager loses or is unable to obtain the services of highly skilled personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides generally that no independent director will be liable to us or our stockholders for monetary damages and that we will indemnify them for losses unless they are grossly negligent or engage in willful misconduct. We also will indemnify our independent directors for losses related to alleged state or federal securities laws violations unless the allegations are not successfully adjudicated or dismissed with prejudice or unless a properly informed court of competent jurisdiction has not otherwise determined that indemnification should be made. As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees, and agents) in some cases, which would decrease the cash otherwise available for distribution to you.

Risks Related to Conflicts of Interest

Wells Capital, its affiliates, and our officers will face competing demands on their time, and this may cause our operations and your investment to suffer.

We rely on Wells TIMO, our advisor, for the day-to-day operation of our business. Wells TIMO is a newly formed entity. Wells Capital and its affiliates, including Leo F. Wells, III, our President and the President of Wells Capital; Douglas P. Williams, our Executive Vice President and the Executive Vice President of Wells Capital; and Randall D. Fretz, our Senior Vice President and the Senior Vice President of Wells Capital, have interests in other Wells programs and engage in other business activities, including providing advisory services to Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”); Institutional REIT, Inc. (“Institutional REIT”); Wells Total Return REIT, Inc. (“Wells Total Return REIT”); and other real estate programs sponsored by Wells Capital or its affiliates, collectively “Wells-sponsored real estate programs.” As a result, they will have conflicts of interest in allocating their time among us and other Wells programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of your investment, may decline.

Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital, its affiliates, and other Wells-sponsored programs, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Our executive officers and one of our directors, Jess E. Jarratt, also are officers and directors of Wells Capital, our dealer-manager, and other affiliated entities and Wells-sponsored programs, and one of our independent directors, E. Nelson Mills, serves on the boards of two other programs advised by Wells Capital, the owner of our advisor. As a result, these individuals owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and operational opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Wells TIMO and its affiliates, including our officers and one of our directors, will face conflicts of interest caused by compensation arrangements with us and other programs advised by Wells Capital, which could result in actions that are not in the long-term best interest of our stockholders. The amounts payable to Wells TIMO upon termination of the Advisory Agreement also may influence decisions about terminating Wells TIMO or our acquisition or disposition of investments.

Under the Advisory Agreement between us, Wells Timberland OP, and Wells TIMO and pursuant to the terms of the special units Wells TIMO owns in Wells Timberland OP, Wells TIMO is entitled to fees and other payments from us and Wells Timberland OP that are structured in a manner intended to provide incentives to Wells TIMO to perform in our best interest and in the best interest of our stockholders. However, because Wells TIMO does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests are not wholly aligned with those of our stockholders. As a result, these compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the affiliates of

Wells TIMO who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal, or enforcement of our agreements with Wells TIMO and its affiliates, including the Advisory Agreement and the dealer-manager agreement;

•	public offerings of equity by us, which entitle WIS to dealer-manager fees and entitle Wells TIMO to increased asset management fees;

•	property sales, which entitle Wells TIMO to real estate commissions and possible success-based payments;

•	the valuation of our timberland properties, which determines the amount of the asset management fee payable to Wells TIMO and affects the likelihood of any success-based payments;

•

property acquisitions from third parties, which utilize proceeds from our equity offerings, thereby increasing the likelihood of continued equity offerings and related fee income for WIS and Wells TIMO;

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle Wells TIMO to a success-based payment but could also hinder its sales efforts for other programs if the price at which our shares trade is lower than the price at which we offered shares to the public; and

•

whether and when we seek to sell the company or our assets, which sale could entitle Wells TIMO to a success-based payment from Wells Timberland OP but also could hinder its sales efforts for other programs if the sales price for the company or its assets results in proceeds less than the amount needed to preserve our stockholders’ capital.

Wells TIMO will have considerable discretion with respect to the terms and timing of acquisition and disposition transactions. Considerations relating to its affiliates’ compensation from other programs could result in decisions that are not in the best interest of our stockholders, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

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

Our independent directors rely on information and recommendations provided by Wells TIMO to determine the fees and other amounts payable to Wells TIMO and its affiliates pursuant to the terms of the Advisory Agreement and the special units in Wells Timberland OP. As a result, these fees and payments cannot be viewed as having been determined on an arm’s-length basis and we cannot assure you that an unaffiliated third party would not be willing and able to provide to us similar services at a lower price. Because the Advisory Agreement must be renewed on an annual basis, our independent directors may increase the fees and other amounts payable to Wells TIMO in future renewals. If the fees and other amounts we pay Wells TIMO are increased, our ability to pay distributions to our stockholders and make investments will be reduced.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors, upon our qualification as a REIT, to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares, or more than

9.8% (in value or in shares, whichever is more restrictive) of the aggregate of our outstanding common shares. This restriction may have the effect of delaying, deferring, or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

You may not be able to sell your shares under the share redemption plan and, if you are able to sell your shares under the plan, you may not be able to recover the amount of your investment in our shares.

Our board of directors has adopted a share redemption plan, but there are significant conditions and limitations that would limit your ability to sell your shares under the plan. In addition, our board of directors may amend, suspend, or terminate our share redemption plan upon 30 days’ written notice and without stockholder approval.

As a result of the acquisition of the Mahrt Timberland, we are prohibited from redeeming any shares under our share redemption plan until the mezzanine loan we obtained in connection with the acquisition of the Mahrt Timberland is repaid in full except for redemptions sought within two years of the death or qualifying disability of the stockholder. Once we are able to allow share redemptions under our share redemption plan, generally, you will have to have held your shares for at least one year in order to participate in our share redemption plan. We will limit the number of shares redeemed pursuant to our share redemption plan as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (2) we may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for redemptions (other than those following an investor’s death or qualifying disability) since the beginning of the then-current calendar year to exceed the sum of (x) the net proceeds from the sale of shares under our distribution reinvestment plan during such period and (y) any additional amounts reserved for such purpose by our board of directors. These limits might prevent us from accommodating all redemption requests made in any year. Initially, we will repurchase shares under our share redemption plan at $9.10 per share. The initial redemption price will remain fixed until one year after we complete our offering stage. Thereafter, we will redeem shares at a price equal to 95% of the estimated per-share value of the shares, as estimated by our advisor or another firm chosen for that purpose. These restrictions will severely limit your ability to sell your shares should you require liquidity and will limit your ability to recover the value you invested.

The offering price was not established on an independent basis; the actual value of your investment may be substantially less than what you pay.

The offering price of the shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. The board of directors considered the following factors in determining the offering price:

•	the range of offering prices of comparable corporations, including unlisted REITs; and

•	the recommendation of our dealer-manager.

Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that you would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker/dealers.

Because the dealer-manager is one of our affiliates, you will not have the benefit of an independent review of our company or the prospectus customarily undertaken in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty you face as a stockholder.

Our dealer-manager, WIS, is one of our affiliates and will not make an independent review of our company or our Initial Public Offering. Accordingly, you do not have the benefit of an independent review of the terms of our Initial Public Offering. Further, the due diligence investigation of our company by the dealer-manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker/dealer.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in our Initial Public Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue one billion shares of stock, of which 900 million shares are designated as common stock and 100 million are designated as preferred stock. Our board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After your purchase in our Initial Public Offering, our board of directors may elect to (1) sell additional shares in this or future equity offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of Wells TIMO or Wells Capital; (4) issue shares to our advisor, its successors, or assigns, in payment of an outstanding fee obligation; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Timberland OP. To the extent we issue additional equity interests after your purchase in our Initial Public Offering, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our Initial Public Offering, and the value of our properties, existing stockholders also may experience a dilution in the book value of their investment in us.

Payment of fees to Wells TIMO and its affiliates will reduce cash available for investment and distribution, and increases the risk that you will not be able to recover the amount of your investment in our shares.

Wells TIMO and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management of our properties, and the administration of our other investments. We will pay Wells TIMO and its affiliates substantial fees for these services. Payment of these fees will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. As a result of these substantial fees, we expect that for each share sold in our Initial Public Offering, no more than $9.11 per share will be available for the purchase of properties, depending primarily upon the number of shares we sell and assuming all shares sold under our distribution reinvestment plan are sold for $9.55 per share. Wells TIMO, as the holder of the special units, also may be entitled to receive a distribution upon the sale of our properties and/or a payment in connection with the redemption of the special units upon the earlier to occur of specified events, including the listing of our shares on a national securities exchange or the termination of the Advisory Agreement. These payments to Wells TIMO increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our Initial Public Offering. Substantial up-front fees also increase the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

Our designation and issuance of preferred stock may limit proceeds payable to the holders of common stock in the event we are liquidated or dissolved prior to the redemption of the preferred stock.

We have issued, without stockholder approval, 32,128 shares of Series A preferred stock. If we are liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of our common stock. Dividends will accrue on the Series A preferred shares at the rate per annum of 8.5% per year, subject to certain adjustments. If authorized by our board of directors, accruing dividends on the Series A preferred shares are payable on September 30, 2010 and September 30 of each year thereafter. As a result, the amount of funds holders of our common stock would otherwise receive upon a liquidation or dissolution would be reduced in the event the Series A preferred shares had not been redeemed prior to such an event.

Risks Related to Investments in Timberland

We will be subject to the credit risk of our current and future customers. The failure of any of our current and future customers to make payments due to us under our supply agreements could reduce our distributions to our stockholders.

Our current and future customers who agree to purchase our timber under supply contracts will range in credit quality from high to low. We will assume the full credit risk of these parties, as we will have no payment guarantees under the contract or insurance if one of these parties fails to make payments to us. While we intend to acquire timberland properties in well-developed and active timber markets with access to numerous customers, we may not be successful in this endeavor. Depending upon the location of the timberland properties we acquire and the supply agreements we enter into, our supply agreements may be concentrated among a small number of customers. Even though we may have legal recourse under our contracts, we may not have any practical recourse to recover payments from some of our customers if they default on their obligations to us. Any bankruptcy or insolvency of our customers, or failure or delay by these parties to make payments to us under our agreements, would cause us to lose the revenue associated with these payments and could cause us to reduce the amount of distributions to our stockholders.

Changes in demand for “higher and better use” property may reduce our anticipated land sale revenues.

We anticipate that we will sell portions of our timberland property base from time to time in the event that we determine that certain properties have become more valuable for development, recreation, conservation, and other uses than for growing timber, which we refer to as higher and better use property. A number of factors, including a slowdown in commercial or residential real estate development or a reduction in the availability of public funding for conservation projects, could reduce the demand for these properties and reduce any revenues that we could realize from our land sale program.

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

Our operating results will be affected by the cyclical nature of the forest products industry. Unlike other REITs that are parties to leases and other contracts providing for relatively stable payments over a period of years, our operating results will depend on prices for timber that can experience significant variation and have been historically volatile. Like other participants in the forest products industry, we have limited direct influence over the timing and extent of price changes for cellulose fiber, timber, and wood products. Although some of the supply agreements we will enter into fix the price of our harvested timber for a period of time, these contracts may not protect us from the long-term effects of price declines and may restrict our ability to take advantage of price increases.

The demand for timber and wood products is affected primarily by the level of new residential construction activity, the supply of manufactured timber products, including imports of timber products, and, to a lesser extent, repair and remodeling activity and other commercial and industrial uses. The demand for timber also is affected by the demand for wood chips in the pulp and paper markets and for hardwood in the furniture and other hardwood industries. The demand for cellulose fiber is related to the demand for disposable products such as diapers and feminine hygiene products. These activities are, in turn, subject to fluctuations due to, among other factors:

•	changes in domestic and international economic conditions;

•	interest and currency rates;

•	population growth and changing demographics; and

•	seasonal weather cycles (for example, dry summers and wet winters).

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This can result in lower revenues, profits, and cash flows. In addition, increases in the supply of logs and wood products, at both the local and national level during favorable price environments also can lead to downward pressure on prices. Timber owners generally increase production volumes for logs and wood products during favorable price environments. Such increased production, however, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices. If the federal government chooses to sell more timber than it has been selling in recent years, then timber prices could fall. Additionally, wood products are subject to increasing competition from a variety of substitute products, including nonwood and engineered wood products. Oversupply can result in lower revenues, profits, and cash flows to us and could impair our ability to make distributions to our stockholders.

Uninsured losses relating to the timberland properties we acquire may reduce our stockholders’ returns.

The volume and value of timber that can be harvested from the timberlands we acquire may be limited by natural disasters such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding, and other weather conditions and natural disasters, as well as other causes such as theft, trespass, condemnation, or other casualty. We do not intend to maintain insurance for any loss to our standing timber from natural disasters or other causes. Any funds used for such losses may reduce cash available for distributions to our stockholders.

The forest products industry and the market for timberland properties are highly competitive, which could force us to pay higher prices for our properties or limit the amount of suitable timberland investments we are able to acquire and thereby reduce our profitability and the return on an investment in us.

The forest products industry is highly competitive in terms of price and quality. We are a newly organized company with limited resources, and we currently own one timberland property, the Mahrt Timberland. Many of our competitors, both domestic and international, have substantially greater financial and operating resources and are better able to absorb the risks of timberland investing. In recent years, the timberland investment business has experienced increasing competition for the purchase of timberland properties from both commercial and residential real estate developers as a result of urban and suburban expansion. We expect this trend to continue. Many real estate developers have substantially greater financial resources than us. In addition, many developers tend to use high relative amounts of leverage to acquire development parcels, which we may not be willing or able to incur. Purchases of timberland parcels for development not only reduce the amount of suitable timberland investment properties, but also tend to separate larger, existing timberland properties into smaller units, which have reduced economies of scale and are less desirable for harvesting and the future marketability of the property for timber harvesting or other uses. Competition from real estate developers and others limits the amount of suitable timberland investments available for us to acquire, and any increase in the prices we expect to pay for timberland may reduce the returns, if any, we are able to achieve for our stockholders.

Harvesting our timber may be subject to limitations which could impair our ability to receive income and make distributions to our stockholders.

Weather conditions, timber growth cycles, property access limitations, and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands as may other factors, including damage by fire, hurricane, earthquake, insect infestation, disease, prolonged drought, and other natural disasters. Furthermore, we may choose to invest in timberlands that are intermingled with sections of federal land managed by the U.S.D.A. Forest Service or other private owners. In many cases, access might be achieved only through a road or roads built across adjacent federal or private lands. In order to access these intermingled timberlands, we would need to obtain either temporary or permanent access rights to these lands from time to time. Our revenue, net income, and cash flow from our operations will be dependent to a significant extent on the continued ability to harvest timber on our timberland at adequate levels and in a timely manner.

We face possible liability for environmental clean-up costs and wildlife protection laws related to the timberland properties we acquire, which could increase our costs and reduce our profitability and cash distributions to our stockholders.

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

We may engage in the following activities that are subject to regulation:

•	forestry activities, including harvesting, planting, and road-building use and maintenance;

•	the generation of air emissions;

•	the discharge of industrial wastewater and storm water; and

•	the generation and disposal of both hazardous and nonhazardous wastes.

Laws and regulations protecting the environment have generally become more stringent in recent years and could become more stringent in the future. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to the person’s negligence or fault. While timberland properties do not generally carry as high a risk of environmental contamination as certain other real estate assets such as industrial properties, we may acquire timberlands subject to environmental liabilities, such as clean-up of hazardous substance contamination and other existing or potential liabilities of which we are not aware, even after investigations of the properties. We may not be able to recover any of these liabilities from the sellers of these properties. The cost of these clean-ups could therefore increase our operating costs and reduce our profitability and cash available to make distributions to our stockholders. The existence of contamination or liability also may materially impair our ability to use or sell an affected timberland property.

The Endangered Species Act and comparable state laws protect species threatened with possible extinction. A number of species present on timberlands in the United States have been, and in the future may be, protected under these laws, including the northern spotted owl, marbled murrelet, bald eagle, several trout and salmon species in the Northwest; and the red-cockaded woodpecker, bald eagle, wood stork, red hill salamander and flatwoods salamander in the South. Protection of threatened and endangered species may include restrictions on timber harvesting, road-building, and other forest practices on private, federal, and state lands containing the affected species. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year, and other factors, but can range from less than one to several thousand acres.

We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states where we intend to seek to acquire timberland properties with the proceeds of our Initial Public Offering. For example, if we acquire timberland property in Washington State, we would be required to file a Forest Practice Application for each unit of timber to be harvested. These applications may be denied or restricted by the regulatory agency or appealed by other parties, including citizens groups. Environmental groups and interested individuals also may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits, and delays or harvest restrictions on a significant number of applications could result in increased costs. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from implementing our operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands. Among the remedies that could be enforced in a lawsuit is a judgment entirely preventing or restricting harvesting on a part of our targeted timberland properties.

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

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or our reinvestment of such proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced, or otherwise disposed of.

We may be unable to obtain accurate data on the volume and quality of the standing timber on a property that we intend to acquire, which may impair our ability to derive the anticipated benefits from the timberland property.

The quality and reliability of data concerning timberland properties vary greatly. Professional foresters collect data on species, volumes, and quantities of timber on a particular property by conducting “cruises” through the property. During these cruises, foresters sample timber stands at specified intervals and locations that have been predetermined by forest statisticians. A cruise that is poorly designed or executed can result in misleading data. In addition, errors in compiling the data may lead to erroneous estimates of the volume and quality of the timber on a particular property. The latest inventory data available at the time of a timberland transaction may be based on cruises that are more than a year old. Timberland cruises are time-consuming and expensive, and, as a result, are not usually conducted on an annual basis. Consequently, timber inventories are often updated without a cruise by subtracting out the volume of timber that was harvested (usually an accurate number) and by adding in the volume of estimated tree growth (usually a less accurate number than the removal number). We may not be able to require an adjustment to the property purchase price from the seller if a post-acquisition cruise reveals a significant difference in timber volumes or quality from the preacquisition data. If we are unable to obtain or develop accurate and reliable data related to the timberland in which we invest, then our assumptions, forecasts, and valuations relating to those timberlands will be incorrect. As a result, we may not be able to realize the anticipated returns from those timberlands or to sell the property for the price that we anticipated, which could negatively impact our financial condition and our ability to make distributions to stockholders.

Our estimates of the timber growth rates on our properties may be inaccurate, which would impair our ability to realize expected revenues from those properties.

We rely upon estimates of the timber growth rates and yield when acquiring and managing our timberland properties. These estimates are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and yield estimates are developed by forest statisticians using measurements of trees in research plots on a property. The growth equations predict the rate of height and diameter growth of trees so foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to incorrect estimates of future volumes. If these estimates are incorrect, our ability to manage our timberland in a profitable manner will be diminished, which may interfere with our ability to make distributions to stockholders.

Changes in assessments, property tax rates, and state property tax laws may reduce our net income and our ability to make distributions to our stockholders.

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

Changes in land uses in the vicinity of our timberland properties may increase the amount of the property that we classify as higher and better use property, and property tax regulations may reduce our ability to realize the values of those higher and better use properties.

An increase in the value of other properties in the vicinity of our timberland properties may prompt us to sell parcels of our land as higher and better use properties. Local, county, and state regulations may prohibit us from, or penalize us for, selling a parcel of timberland for real estate development. Some states regulate the number of times that a large timberland property may be subdivided within a specified time period, which would also limit our ability to sell our higher and better use property. In addition, in some states timberland is subject to certain property tax policies that are designed to encourage the owner of the timberland to keep the land undeveloped. These policies may result in lower taxes per acre for our timberland properties as long as they are used for timber purposes only. However, if we sell a parcel of timberland in such states as a higher and better use property, we may trigger tax penalties, which could require us to repay all of the tax benefits that we have received. Our inability to sell our higher and better use land on terms that are favorable to us could negatively affect our financial condition and our ability to make distributions to our stockholders.

We may be unable to properly estimate nontimber revenues from the properties that we acquire, which would impair our ability to acquire attractive properties, as well as our ability to derive the anticipated revenues from those properties.

When we acquire properties, we likely will expect to realize revenues from timber and nontimber-related activities, such as the sale of conservation easements and hunting and recreation leases. Nontimber activities can contribute significantly to the revenues that we derive from a particular property. We will rely on estimates to forecast the amount and extent of revenues from nontimber-related activities on our timberland properties. If our estimates concerning the revenue from nontimber-related activities are incorrect, we will not be able to realize the projected revenues. If we are unable to realize the level of revenues that we expect from nontimber activities, our revenues from the underlying timberland would be less than expected, and our ability to make distributions to our stockholders may be negatively impacted.

Should we acquire timberland properties located outside the U.S., such international investments will be subject to changes in global market trends that could adversely impact our ability to make distributions to our stockholders.

A portion of our timberland portfolio may consist of properties located in timber-producing regions outside the U.S. These international investments could cause our business to be subject to unexpected, uncontrollable, and rapidly changing events and circumstances in addition to those experienced in U.S. locations. Adverse changes in the following factors, among others, could have a negative impact on our business, results of operations, and ability to make distributions to our stockholders:

•	effects of exposure to currency other than United States dollars, due to having non-U.S. customers and foreign operations;

•	regulatory, social, political, labor, or economic conditions in a specific country or region; and

•

trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, and import and export licensing requirements.

Risks Associated with Debt Financing

If we default on the terms of the mezzanine loan or the senior loan obtained by us in connection with the acquisition of the Mahrt Timberland, stockholders who invest in us prior to the repayment of the mezzanine loan or the senior loan could lose some or all of their investment.

In connection with purchasing the Mahrt Timberland, we borrowed approximately $160.0 million to fund a portion of the purchase price of the Mahrt Timberland in the form of a mezzanine loan, which is subject to three repayment thresholds during 2008. Provided all of the repayment thresholds are met in 2008, the mezzanine loan, as amended, will mature on March 2, 2009, and any remaining principal balances outstanding will become due and payable on March 2, 2009. Additionally, we borrowed $212.0 million in the form of a senior loan, which we must repay on or before September 9, 2010. The mezzanine loan is secured by, among other things, a first priority security interest in the funds raised in our Initial Public Offering. The senior loan is secured by, among other things, a second priority security interest in the funds raised in our Initial Public Offering. Our ability to repay the mezzanine loan and the senior loan is dependent upon our success in raising substantial funds pursuant to our Initial Public Offering. If the amount of proceeds we raise in our Initial Public Offering is less than the amount that we need to repay the mezzanine loan and the senior loan, respectively, when due, then we will be in default under the mezzanine loan or the senior loan, as the case may be. If we default on the mezzanine loan, the lenders for such loan will be entitled to all of the proceeds of our offering up to the amount of the mezzanine loan. If we default on the senior loan, the lenders for such loan will be entitled to all of the proceeds of our offering, after repayment of the mezzanine loan, up to the amount of the senior loan. If the lenders under either loan foreclose upon their security interest in a substantial amount of proceeds of our offering, our existing stockholders could lose some or all of their investment and it would be unlikely that we would be able to meet our investment objectives or to raise additional capital in our Initial Public Offering or otherwise in order to continue our operations. We have guaranteed both the senior loan and the mezzanine loan, but on a limited basis that covers only losses incurred by CoBank, ACB (“CoBank”) or Wachovia Bank N.A. (“Wachovia Bank”) due to certain bad acts of the borrowers and related loan parties. The mezzanine loan is also guaranteed by WREF.

The credit agreement for the mezzanine loan obtained by us in connection with the acquisition of the Mahrt Timberland prohibits us from paying distributions or redeeming shares (except in cases of death or disability) until we repay the loan in full.

The mezzanine loan contains restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders while the loan is outstanding. As a result, we will be unable to make any payments or distributions (or set aside funds for any payments or distributions) to our stockholders until the mezzanine loan is repaid in full. Provided that, as of October 17, 2008, (i) the aggregate outstanding principal amount of the mezzanine loan is no greater than $60.0 million and (ii) Wachovia Bank has a lien and security interest in collateral to be pledged by WREF, the guarantor of the mezzanine loan, the mezzanine loan has a maturity date of March 2, 2009. The senior loan has a maturity date of September 9, 2010. Because distributions of at least 90% of REIT taxable income is one of the requirements for REIT qualification, we may not be able to qualify as a REIT until, among other things, the mezzanine loan is repaid in full, or the terms of the credit agreement are amended prior to its full repayment (although no assurance can be made that we may be able to renegotiate the terms of the credit agreement). Additionally, the credit agreement for the mezzanine loan prohibits us from redeeming our stockholders’ shares under our share redemption plan until the mezzanine loan has been repaid in full. Until the mezzanine loan has been repaid in full, we are permitted to redeem shares only if the redemption is sought within two years of the death or qualifying disability of a stockholder under the plan.

We are likely to incur mortgage and other indebtedness, which may increase our business risks and may reduce the value of your investment.

We have acquired, and in the future may acquire, real properties by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties. If we become qualified as a REIT, we may also borrow funds if needed to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders or if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

Significant borrowings by us increase the risks of your investment. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contains cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties.

High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We have incurred significant indebtedness under the terms of the mezzanine loan and the senior loan obtained by us in connection with the acquisition of the Mahrt Timberland and may incur additional debt in the future. Interest we pay under both the mezzanine loan and the senior loan and any other debt we incur will reduce our cash available for distributions. Additionally, if we incur variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our charter does not limit us from incurring debt until our aggregate debt would exceed 300% of our net assets (generally expected to approximate 75% of the cost of our timber assets before noncash reserves and depreciation), unless the excess borrowing over such level is approved by a majority of the independent directors.

Our board (including the independent directors) unanimously approved our borrowing in excess of the 300% net assets limitation in order to obtain the mezzanine loan and the senior loan in connection with the acquisition of the Mahrt Timberland. This borrowing significantly increased our debt levels. By entering into the mezzanine loan amendment on February 29, 2008, we have further increased the total amount of interest we will pay to Wachovia Bank under the terms of the mezzanine loan. This increase in indebtedness caused us to further exceed our general leverage limitation of 300% of our net assets. These higher debt levels may cause us to incur higher interest charges on any additional debt incurred in the future, will result in higher debt service payments in order to service the higher debt levels, and have been accompanied by additional restrictive covenants such as the prohibition on paying distributions or redeeming shares until the mezzanine loan is repaid in full (except for those redemptions allowed in cases of death or qualifying disability), and until certain financial performance measures are met under the senior loan. These factors limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. While we intend to comply with the provisions of our charter, which require our independent directors to approve any borrowings in excess of 300% of our net assets, we have not established any fixed percentage of leverage that we will not exceed in the near-term, and we cannot assure you that our independent directors will not approve any borrowings in excess of 300% of our net assets in the future.

Should we enter into joint ventures, actions of our joint venture partners could reduce the returns on our joint venture investments and decrease your overall return.

We may enter into joint ventures with third parties to acquire properties. We also may purchase properties in joint ventures or in partnerships, co-tenancies, or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce your returns.

Federal Income Tax Risks

We have not qualified as a REIT and may fail to meet the requirements to qualify as a REIT, which could require us to pay additional taxes and which could reduce our funds available to make distributions to our stockholders.

We are not qualified as a REIT currently and are subject to federal and state and local income taxes on our taxable income. Our qualification as a REIT will depend upon our ability to meet, on an ongoing basis, requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code. We have no assurances that we will satisfy the requirements for REIT qualification now or in the future. Alston & Bird LLP, our legal counsel, will not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial, or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we do qualify and elect to be taxed as a REIT in the future and subsequently fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our determination to delay our election to be taxed as a REIT could result in adverse tax consequences to us and our stockholders.

We acquired the Mahrt Timberland on October 9, 2007, and as of such date had not yet qualified as a REIT. We do not expect to qualify to be taxed as a REIT for our taxable years ending December 31, 2007 and December 31, 2008. We may elect to be taxed as a REIT for a future year in which we otherwise qualify to be taxed as a REIT. We refer to the first day of the first taxable year in the future for which we qualify and elect to be taxed as a REIT as our “REIT commencement date.” If we have a net built-in gain in our assets as of the REIT commencement date and subsequently recognize gain on the disposition of such assets we hold at the REIT commencement date during the 10-year period beginning on the REIT commencement date, then we will be subject to tax at the highest regular corporate on the lesser of (A) the excess of the fair market value of the asset disposed of as of the REIT commencement date over our basis in the asset as of the REIT commencement date (the built-in gain with respect to that asset as of the REIT commencement date); (B) the amount of gain we would otherwise recognize on the disposition; or (C) the amount of net built-in gain in our assets as of the REIT commencement date not already recognized during the 10-year period. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. If we elect REIT status in the future, we will have to determine whether we have a net built-in gain as of the REIT commencement date. If we do, we may choose not to sell assets we might otherwise sell during the 10-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. The Internal Revenue Service, or “IRS,” has issued a private letter ruling to another REIT indicating that the built-in gain tax would not apply to sales of timber sold during the 10-year period following its conversion to a REIT. We are not entitled to rely on that ruling and have not requested our own IRS ruling.

In addition, to qualify as a REIT, we cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We will monitor our earnings and profits position to allow us to be in a position to satisfy this requirement if our board of directors determines that we should elect to be taxed as a REIT.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we become qualified as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

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

Upon qualification as a REIT, we may borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of your investment.

Once we become qualified as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (2) the effect of nondeductible capital expenditures, or (3) the creation of reserves. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

To qualify and maintain our REIT status, we may forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return on your investment.

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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Upon qualification as a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales by us of higher and better use property at the REIT level could, in certain circumstances, constitute prohibited transactions.

We intend to avoid the 100% prohibited transaction tax upon qualification as a REIT by conducting activities that would be prohibited transactions through one or more TRSs. We may not, however, always be able to identify properties that will become part of our “dealer” land sales business. Therefore, if we sell any higher and better use properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

Retirement Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to pension, profit-sharing trusts, or IRAs investing in our shares. If you are investing the assets of a pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

The annual statement of value that we will send to stockholders subject to ERISA and to certain other plan stockholders is only an estimate and may not reflect the actual value of our shares.

The annual statement of value will report the estimated value of each share of common stock as of the close of our fiscal year. For 12 months after the completion of our last public equity offering prior to the listing of our shares on a national securities exchange, our advisor will use the most recent price paid to acquire a share in that offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per-share value of our shares. After that time, we would publish a per-share valuation determined by our advisor or another firm chosen for that purpose. No independent appraisals of our assets will be required during the initial period or at any time thereafter. You should be aware that:

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

We will stop providing annual statements of value if our common stock becomes listed for trading on a national securities exchange.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2007, we owned interests in approximately 322,800 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 322,800 acres, we owned fee simple interests in approximately 228,100 acres and long-term leasehold interests in approximately 94,700 acres. As of December 31, 2007, our timberlands contained an estimated 11.6 million tons of merchantable timber inventory, approximately 6.4 million tons of which was pine and the remainder was comprised of various hardwood species. As of December 31, 2007, our timberlands contain plantations of different age classes ranging from one to 75 years.

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

Certain of our affiliates are engaged in various legal actions, including securities litigation, that are discussed more fully in “Item 1. Business—Assertion of Legal Action Against Related Parties.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 29, 2008, we had approximately 5.5 million shares of common stock outstanding held of record by a total of approximately 1,800 stockholders. The number of stockholders is based on the records of Wells Capital, who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

Under Financial Industry Regulatory Authority (“FINRA”) Conduct Rules, to allow FINRA members and their associated persons to participate in the ongoing Initial Public Offering of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells Capital will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells TIMO’s estimated value of the shares is $10.00 per share as of December 31, 2007. The basis for this valuation is the fact that the current public offering price for our shares is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the timberland properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those timberland properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those timberland properties. Until three years after the completion of our offering stage, Wells TIMO expects to continue to use the current offering price of our shares as the estimated per-share value reported in our annual reports on Form 10-K. (We will view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period in which we do not engage in another public equity offering. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan, or the redemption of interests in Wells Timberland OP.)

Use of Initial Public Offering Proceeds

As of December 31, 2007, we had sold approximately 4.3 million shares of common stock in our Initial Public Offering, raising gross offering proceeds of approximately $43.0 million. From this amount, we incurred approximately $3.8 million in selling commissions and dealer-manager fees to WIS and approximately $0.5 million in organization and offering costs to Wells TIMO. For the 12 months ended December 31, 2007, the ratio of the cost of raising capital to the capital raised was 9.6%. With the net proceeds of approximately $38.7 million from the sale of our common stock, proceeds of approximately $32.1 million from the sale of our preferred stock and indebtedness, we acquired approximately $402.9 million in timber and timber-related assets and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows for the year ended December 31, 2007.

Redemptions of Common Stock

Our board of directors has adopted a share redemption plan for stockholders who hold their shares for more than one year, subject to certain limitations and penalties. The share redemption plan provides that we may repurchase a stockholder’s common stock for $9.10 per share during our initial offering. However, the terms of the senior loan and mezzanine loan obtained in connection with the acquisition of the Mahrt Timberland prohibit us from redeeming any of our stockholders’ shares under the share redemption plan until the loan is repaid in full.

The initial redemption price is expected to remain fixed until one year after we complete our initial offering or any subsequent public equity offerings (other than secondary offerings or offerings related to a distribution reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in Wells Timberland OP). Thereafter, the redemption price would equal 95% of our per-share value as estimated by Wells TIMO or another firm chosen by the board of directors for that purpose.

Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the share until one year after completion of the above-mentioned offering stage. Thereafter, the redemption price would be the higher of the amount paid for the shares or 95% of the per-share net asset value as estimated by Wells TIMO or another firm chosen by our board of directors for that purpose.

The shares redeemed under the share redemption plan, other than upon the death or qualifying disability of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through our distribution reinvestment plan plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The board of directors could amend or terminate the share redemption plan upon 30 days’ notice or prior to satisfaction of either of the preconditions to adoption noted above. No shares were redeemed under the share redemption plan during the years ended December 31, 2007 and 2006.

Recent Sales of Unregistered Securities

Issuance of Stock Options

During 2006, we issued options to purchase 10,000 shares of common stock to our independent directors under our stock incentive plan. One-third of the options were immediately exercisable on the date of grant, one-third became exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These options were issued with an exercise price of $10.00 per share and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, as the securities were issued privately to four accredited investors. No options to purchase shares of our common stock were issued during the year ended December 31, 2007.

Upon re-election of the independent directors to the board, each director will receive a subsequent grant of options to purchase 1,000 shares of our common stock. The exercise price for the subsequent options will be the fair market value of the shares on the date of grant. One-third of the subsequent grant of options are immediately exercisable on the date of grant, one-third become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant.

All stock options granted to our independent directors are granted pursuant to our long-term incentive plan and are governed by the terms of such plan. The stock options will lapse on the first to occur of (i) the tenth anniversary of the date of grant, or (ii) the removal for cause of the independent director as a member of the board of directors. Upon the occurrence of a change in control, or upon termination of the director’s service by reason of his or her death, disability, or termination without cause, the options will become fully vested and exercisable. Options are generally exercisable in the case of death or disability for a period of one year after death or the termination by reason of disability. No option issued may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code. The independent directors may not sell, pledge, assign, or transfer their options other than by will or the laws of descent or distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.

Issuance of Series A Preferred Stock

On October 9, 2007, we issued 32,128 shares of Series A preferred stock to WREF in exchange for approximately $32.1 million, or $1,000 per share. Dividends will accrue on the Series A preferred stock at the rate per annum of 8.5% per year, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series A preferred stock. If authorized by our board of directors, accruing dividends on the Series A preferred stock are payable on September 30, 2010 and on September 30 of each year thereafter. Our Series A preferred stock is not convertible into shares of our common stock. If we are liquidated or dissolved, the holders of our preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of our common stock or any other class or series of our capital stock ranking junior on liquidation to the Series A preferred stock. As of December 31, 2007 and 2006, dividends payable on the Series A preferred stock of approximately $0.6 million and $0 are included in preferred stock in the accompanying consolidated statements of stockholders’ equity (deficit).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2007, 2006, and the period from the filing of our initial Registration Statement on Form S-11 with the SEC on November 10, 2005 (date of inception) through December 31, 2005, should be read in conjunction with the accompanying consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” hereof.

	As of December 31,
	2007	2006	2005
Total assets	$828,567,130	$328,907	$203,000
Total liabilities	$775,523,302	$776,918	—
Total stockholders’ equity (deficit)	$53,043,828	$(448,011)	$203,000

	For the Year Ended December 31,		From the period from November 10, 2005 (date of Inception) through December 31, 2005
	2007	2006
Total revenues	$8,273,933	—	—
Net loss	$(17,346,062)	$(669,011)	—
Net loss available to common stockholders	$(17,975,682)	$(669,011)	—
EBITDA(1)	$4,903,788	$(669,011)
Cash flows used in operating activities	$(3,434,342)	$(777,089)	—
Cash flows used in investing activities	$(419,106,990)	—	—
Cash flows provided by financing activities	$423,813,283	$776,918	$203,000
Per-share data:
Net loss available to common stockholders—basic and diluted	$(17.73)	$(33.45)	—
Weighted-average common shares outstanding	1,014,108	20,000	20,000

(1)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—EBITDA” for the definition and information regarding why we present EBITDA and for a reconciliation of this non-GAAP financial measure to net loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in “Item 6. Selected Financial Data” above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales. We expect to generate additional revenues and income from selling timberland considered by third parties to have a higher and better use, leasing land-use rights to third parties, and selling the rights to extract natural resources from timberland other than timber. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We did not begin receiving proceeds from our Initial Public Offering or acquiring timber assets until 2007. Thus the results of our operations for the years ended December 31, 2007, 2006 and the period from November 10, 2005 (date of inception) through December 31, 2005 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses that began the year at a high percentage of total revenues but are decreasing as the enterprise grows.

On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. During 2007, we raised gross offering proceeds of approximately $43.0 million through the issuance of our common stock and approximately $32.1 million through the issuance of our preferred stock.

On October 9, 2007, we acquired the Mahrt Timberland for a purchase price of approximately $400.0 million, exclusive of customary closing costs. We paid for the acquisition of the Mahrt Timberland through the delivery of a promissory note to a subsidiary of MeadWestvaco in the amount of approximately $398.0 million with a maturity date of October 9, 2027 (the “MWV Promissory Note”) and cash for the remainder. The MWV Promissory Note is supported by a deposit account (the “Deposit Account”) and standby letter of credit issued by Wachovia Bank in the amount of approximately $407.9 million. We funded the Deposit Account and paid transaction costs with proceeds obtained through a combination of debt financing ($372.0 million), the sale of shares of our preferred stock to WREF ($32.1 million), and the sale of common stock in our Initial Public Offering ($18.0 million). For more information on the financing for this transaction, see “—Liquidity and Capital Resources.”

Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us to repay the loans associated with the Mahrt Timberland acquisition and to invest in a diversified portfolio. To the extent that significant funds are not raised, we may not be able to repay the loans or achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Timber Market Economic Factors Impacting Our Business

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the timber markets in which we operate.

Timberland operating performance is impacted by the supply and demand for pulp and paper products, lumber, panel, and other wood-related products in the United States. This demand is affected by a number of factors including housing starts, repair and remodeling, and the amount of foreign competition. Housing starts in the United States during 2007 decreased, and are expected to decline further in 2008. Repair and remodeling have not had a significant impact on the current market. Finally, as the U.S. dollar weakens, we have seen an increase in foreign exports, which holds especially true in the pulpwood markets. Unlike current housing markets, we believe that the paper markets will show positive growth in 2008. There are a number of factors leading us to believe that pulpwood prices will rise this year including strong international markets due to the weak U.S. dollar and increased international consumption. More importantly, when lumber markets are weak and mills slow down production, they produce fewer by-products, which are a cheap source of pulpwood for papermills. Papermills must then purchase more pulpwood in the timber market to make up for the shortfall, which leads to increased pulpwood prices.

While lumber and log markets were weak in 2007, we believe pulpwood markets are improving. We have seen a steady increase in pricing in the paper markets and this increase has been reflected in our pulpwood timber performance. To take advantage of these market factors, we have adjusted our harvest accordingly. To take advantage of higher pulpwood pricing, we have increased our pulpwood harvest by increasing the number of acres to be thinned in 2008, while still leaving trees in the forest to grow and become more valuable sawtimber products. In addition, in response to the weak market conditions, we are decreasing our sawtimber harvest leaving more trees in the forest to continue to grow and add value until market conditions improve. One of timber’s greatest advantages is that we can “store value on the stump.”

Liquidity and Capital Resources

Overview

In May 2007, we began to sell shares of our common stock to the public under our initial offering. During 2007, we raised proceeds under our Initial Public Offering, net of fees and expenses, of approximately $38.7 million, substantially all of which was used to fund transaction and financing costs related to the acquisition of the Mahrt Timberland in October 2007. The majority of the purchase price for the Mahrt Timberland was financed through delivery of the MWV Promissory Note as supported by the Deposit Account. The Deposit Account is funded in part by third-party borrowings consisting of a first mortgage loan for $212.0 million with CoBank serving as lead lender and administrative agent (the “Senior Loan”) and a second mortgage loan, as amended, for $160.0 million with Wachovia Bank serving as lead lender and administrative agent (the “Mezzanine Loan”). The remaining purchase price for the Mahrt Timberland was financed through the issuance of approximately $32.1 million of preferred stock to WREF.

All of the proceeds raised under our initial offering of common stock, net of fees and expenses, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. We are required to repay $40.0 million of the total principal balance of the Mezzanine Loan by June 30, 2008, $70.0 million of the total principal balance by August 29, 2008, and $100.0 million of the total principal balance by October 17, 2008. Provided these repayment thresholds are met, the Mezzanine Loan will mature and any remaining outstanding principal balances will become due and payable on March 2, 2009. In addition, net cash flows generated from our operations are required to be used to service the Senior Loan, which matures on September 9, 2010. Once the Mezzanine Loan is repaid in full, future proceeds raised under our initial offering of common stock, net of fees and expenses, are required to be used to service the Senior Loan.

In addition, the Senior Loan and Mezzanine Loan contain restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders while the Senior Loan and Mezzanine Loan are outstanding. As a result, we will be unable to make any payments or distributions to our stockholders until the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio. Once the Mezzanine Loan and Senior Loan have been settled in full, future proceeds raised from the sale of our shares under our Initial Public Offering will be deemed available for investment in timberland and related assets, and future operating cash flows will be deemed available for distribution to stockholders. In addition to those restrictive covenants discussed above, the Senior Loan and Mezzanine Loan require us to maintain certain debt service coverage ratios through the maturity dates of the Senior and Mezzanine Loans.

We anticipate that our primary sources of future capital will be derived from the sale of our common stock under our Initial Public Offering and from operations through the sale of timberland and rights to access our land and harvest our timber to MeadWestvaco and other third parties. Following the settlement of the Mezzanine Loan and Senior Loan, the amount of cash available for distribution to stockholders and the level of distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and other debt service requirements, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

During 2007, net operating cash outflows were $3.4 million, which is primarily comprised of interest expense, operating costs, asset and forestry management fees, and general and administrative expenses in excess of receipts for timber sales, rental income from recreational leases, and interest income. During 2007, we borrowed approximately $372.0 million from third-party lenders, which was used, along with approximately $32.1 million raised through the sale of our preferred stock, to finance investments in timber and timber-related assets of approximately $402.9 million. During 2007, we raised proceeds from the sale of common stock under our Initial Public Offering, net of commissions, dealer-manager fees, and other offering costs, of approximately $38.7 million, which was used primarily to fund financing costs of approximately $9.9 million, lender-required escrow deposits of approximately $13.8 million, and debt repayments of approximately $10.4 million. We expect to utilize the residual cash balance of approximately $1.5 million as of December 31, 2007 to satisfy current liabilities.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. Once the Mezzanine Loan is repaid and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, we anticipate funding distributions to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund distributions as well. We expect our principal demands for capital to include funding future acquisitions of timberland, either directly or through investments in joint ventures; capital improvements for such timberland; offering-related costs; operating expenses, including interest expense on any outstanding indebtedness; and distributions.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, we anticipate using substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, we anticipate using substantially all net proceeds generated from the sale of our shares under our Initial Public Offering to fund future acquisitions of timberland, to fund capital expenditures, and to pay down future outstanding borrowings. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our timber assets before adjustment for noncash reserves, depletion, and amortization; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. In accordance with our charter, our board of directors, including a majority of our independent directors, determined that borrowing in excess of our general leverage limitation of 300% of our net assets was justified in connection with the Mahrt Timberland transaction because of the significance of the portfolio acquired and our expectation that subsequent proceeds raised in this offering will enable us to significantly reduce our overall leverage over time. As of December 31, 2007, our leverage ratio was approximately 93%. As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

All of the proceeds raised under our Initial Public Offering, net of fees and expenses, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. See “– Liquidity and Capital Resources.” Once the Mezzanine Loan is repaid in full, future proceeds raised under our Initial Public Offering, net of fees and expenses, are required to be used to service the Senior Loan.

As of December 31, 2007, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1),(2)	$759,577,170	$149,598,170	(3)	$212,000,000	$—	$397,979,000
Operating lease obligations	21,557,167	2,150,600		4,033,790	3,545,718	11,827,059

Total	$781,134,337	$151,748,770		$216,033,790	$3,545,718	$409,806,059

(1)

Amounts include principal payments only. We made interest payments of $6.1 million during the year ended December 31, 2007, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in Note 4 to our accompanying consolidated financial statements.

(2)	A certificate of deposit in the amount of approximately $398.0 million will be used to settle approximately $398.0 million of the outstanding debt obligations on or before October 12, 2027.
(3)

Provided that, as of October 17, 2008, the aggregate outstanding principal amount of the Mezzanine Loan is no greater than $60.0 million and Wachovia Bank has a lien and security interest in collateral to be pledged by WREF, the guarantor of the Mezzanine Loan, the maturity date of the Mezzanine Loan shall be extended from October 17, 2008 to March 2, 2009.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods, as we owned the Mahrt Timberland for less than three months during 2007. We expect that timber sales, other revenue, contract logging and hauling costs, depletion, asset and forestry management fees, land rent expense, amortization, and net income will increase in future periods as a result of owning the Mahrt Timberland for an entire period and as a result of anticipated future acquisitions of timber assets. Because of our brief operating history, we have not noticed a significant impact from inflation or changing prices on our net sales or revenues, nor on income from continuing operations.

Our Initial Public Offering was declared effective on August 11, 2006, and we began actively selling shares of our common stock in May 2007. Following the receipt and acceptance of subscriptions for the minimum offering of $2.0 million on July 11, 2007, we acquired interests in approximately 322,800 acres of timberland in October 2007. Accordingly, the results of operations presented for the years ended December 31, 2007 and 2006, are not directly comparable.

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2007

Revenue. During the fourth quarter of 2007, we acquired interests in approximately 322,800 acres of timberland with an estimated 11.8 million tons of merchantable timber inventory. For the year ended December 31, 2007, timber sales were approximately $7.7 million and other revenues, which consisted primarily of rental income earned under recreational leases, totaled $0.6 million. Timber sales and other revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year and future acquisitions of timber assets.

Operating expenses. For the year ended December 31, 2007, contract logging and hauling costs and depletion were approximately $3.7 million and approximately $4.1 million, respectively. Asset and forestry management fees, land rent expense, and other operating costs were approximately $1.4 million, approximately $0.6 million, and approximately $0.6 million, respectively, for the year ended December 31, 2007. Contract logging and hauling costs, depletion, asset and forestry management fees, land rent expense, and other operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year and future acquisitions of timber assets.

General and administrative expenses. General and administrative expenses increased from approximately $0.7 million for the year ended December 31, 2006 to approximately $2.3 million for the year ended December 31, 2007, primarily due to increases in administrative reimbursements payable to Wells TIMO as a result of acquiring the Mahrt Timberland on October 9, 2007. In connection with owning the Mahrt Timberland for a full year, we anticipate future general and administrative expenses to continue to increase, as compared to historical periods.

Interest expense. During the year ended December 31, 2007, we incurred interest expense of approximately $13.7 million on the MWV Promissory Note, the Senior Loan, and the Mezzanine Loan. We did not incur any interest expense for the year ended December 31, 2006. Our interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest income. For the year ended December 31, 2007, we recognized interest income of approximately $5.1 million earned on a certificate of deposit of approximately $398.0 million and other lender-required escrow accounts. We did not have any interest income for the year ended December 31, 2006. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest rate risk instruments. We recognized a net loss on the fair value adjustments of our interest rate swap agreements that do not qualify for hedge accounting treatment of approximately $4.4 million for the year ended December 31, 2007, primarily due to a market value adjustment to the interest rate swap agreement on the Senior Loan, which was prompted by declines in market interest rates in the fourth quarter of 2007 and a revised economic outlook, which anticipates additional declines in market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. We sustained a net loss for the year ended December 31, 2007 of approximately $17.3 million, primarily as a result of incurring interest expense, net of interest income, of $8.6 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and incurring a loss on interest rate swaps of approximately $4.4 million related to our hedging of interest rate risk. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. As discussed under “Interest Rate Risk Instruments” above, a loss on the fair value of our interest rate swaps of approximately $4.4 million also contributed to our net loss for 2007. Our loss per share available to common stockholders for the year ended December 31, 2007 was $17.73. As we continue to raise equity under our Initial Public Offering and use investor proceeds to repay the Mezzanine Loan and continue to earn operating income from the Mahrt Timberland and use operating cash flow to repay the Senior Loan, we anticipate moving from a loss position to an income position. We sustained a net loss for the year ended December 31, 2006 of approximately $669,000, primarily as a result of general and administrative expenses of $672,000. Our loss per share for the year ended December 31, 2006 was $33.45.

Comparison of the period from November 10, 2005 (date of inception) through December 31, 2005 vs. the year ended December 31, 2006

We began to sell shares of our common stock under our Initial Public Offering in May 2007, received and accepted the minimum subscription under our Initial Public Offering in July 2007, and commenced active timber operations upon acquiring the Mahrt Timberland in October 2007. During 2006, we incurred $0.7 million of general and administrative expenses in connection with operating costs necessary to support our Initial Public Offering. We did not incur any operating expenses prior to the effectiveness of our Initial Public Offering in August 2006.

Portfolio Information

As of December 31, 2007, we owned interests in approximately 322,800 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 322,800 acres, we owned fee simple interests in approximately 228,100 acres and long-term leasehold interests in approximately 94,700 acres. As of December 31, 2007, our timberlands contained an estimated 11.6 million tons of merchantable timber inventory, approximately 6.4 million tons of which was pine, and the remainder was comprised of various hardwood species. As of December 31, 2007, our timberlands contain plantations of different age classes ranging from one to 75 years.

EBITDA

Earnings from Continuing Operations before Interest, Taxes, Depreciation, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating cash-generating capacity and should not be viewed as an alternative to net income as a measurement of our operating performance. Wells Timberland REIT’s reconciliation of operating loss to EBITDA for the years ended December 31, 2007 and 2006, and the period from November 10, 2005 (date of inception) through December 31, 2005 follows:

	2007	2006	2005
Net loss	$(17,346,062)	$(669,011)	$—
Add:
Net loss on interest rate swaps that do not qualify for hedge accounting treatment	4,407,740
Interest expense	11,774,474
Depletion	4,116,992	—	—
Amortization	1,950,644	—	—

EBITDA	$4,903,788	$(669,011)	$—

Election as a REIT

Pursuant to our charter, our board of directors has the authority to determine when and if it is in our best interest to elect to qualify for federal income tax treatment as a REIT. We expect that our board of directors will elect for us to qualify as a REIT for the first taxable year in which (1) we would otherwise qualify to be taxed as a REIT and (2) we generate substantial taxable income such that REIT status would be in the best interest of our stockholders. Due to our acquisition of the Mahrt Timberland on October 9, 2007 and restrictions imposed by the Senior Loan and the Mezzanine Loan, our board of directors believes that we will most likely not elect to be taxed as a REIT for the taxable year ending December 31, 2007 or December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we subsequently fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to market pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform to generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues, and expenses would have been recorded, thus resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

A discussion of the accounting policies that management deems critical because they may require complex judgment in their application or otherwise require estimates about matters that are inherently uncertain, is provided below:

Timber, Timberlands, and Depletion

Timber and timberlands are stated at cost less accumulated depletion for timber harvested. We capitalize timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application, and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs for roads built to access a single logging site are expensed as incurred.

Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned for longer than one year are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalizable silviculture costs incurred and expected to be incurred on specific sites already planned and approved, by (b) the total timber volume estimated to be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our timber assets may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of timber assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. Impairment losses would be recognized for (i) long-lived assets used in our operations when the carrying value of such assets exceeds the undiscounted cash flows estimated to be generated from the future operations of those assets, and (ii) long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We intend to use one harvest cycle for the purpose of evaluating the recoverability of timber and timberlands used in our operations. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes and are discounted at the risk-free rates of interest. We consider assets to be held for sale at the point at which a sale contract is executed and the buyer has made a nonrefundable earnest money deposit against the contracted purchase price. We have determined that there has been no impairment of our long-lived assets to date.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of timberland properties, we allocate the purchase price to tangible assets, consisting of timberland, timber, and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on our estimate of their fair values.

The fair values of timberland and timber are determined based on available market information and estimated cash flow projections that utilize appropriate discount factors and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values are then allocated to timberland and timber based on our determination of the relative fair value of these assets.

The in-place ground leases with us as the lessee have value associated with effective contractual rental rates that are below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the remaining terms of the respective leases.

Revenue Recognition

Revenue from the sale of timber is recognized when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) legal ownership and the risk of loss is transferred to the purchaser, (iii) price and quantity is determinable, and (iv) collectibility is reasonably assured. Our primary sources of revenue are recognized as follows:

(1)	For delivered sales contracts, which include amounts billed for logging and hauling of timber, revenues are recognized upon delivery to the customer.

(2)	For pay-as-cut contracts, the purchaser acquires the right to harvest specified timber on a tract, at an agreed-upon price per unit. Payments and contract advances are recognized as revenue as the timber is harvested based on the contracted sale rate per unit.

(3)	For lump-sum sale contracts, the purchaser generally pays the purchase price upon execution of the contract. Title to the timber and risk of loss transfers to the buyer at the time the contract is consummated. Revenues are recognized upon receipt of the purchase price. When the contract expires, ownership of the remaining standing timber reverts to us; however, adjustments are not made to the revenues previously recognized. Any extensions of time will be negotiated under a new or amended contract.

(4)	Revenues from the sale of higher and better use timberland and non-strategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method. In the three-year period ended December 31, 2007, we had no real estate sales.

Related-Party Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells TIMO or its affiliates, including asset management and disposition fees, selling commissions and dealer-manager fees, as well as subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 12 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees and reimbursements. For the 12 months ended December 31, 2007, the aggregate amount of advisory fees and the aggregate amount of other fees paid to our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $4.8 million.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 of our accompanying consolidated financial statements for further explanations. Examples of such commitments and contingencies include:

•	Timber supply agreements;

•	Timberland management agreements;

•	Operating lease obligations;

•	Litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2008 through February 29, 2008, we raised approximately $12.4 million through the issuance of approximately 1.2 million shares of our common stock under our Initial Public Offering. As of February 29, 2008, approximately 69.5 million shares remained available for sale to the public under our Initial Public Offering, exclusive of shares available under our distribution reinvestment plan.

Amendment to Mezzanine Loan Agreement

On February 29, 2008, we amended the Mezzanine Loan to (i) extend the first principal reduction date from February 29, 2008 to June 30, 2008, and increase the principal payment due on that date from an amount that is equal to or exceeds $40.0 million, to an amount which reduces the aggregate outstanding principal balance of the Mezzanine Loan to an amount not greater than $120.0 million; (ii) extend the second principal reduction date from April 30, 2008 to August 29, 2008, and increase the principal payment due on that date from an amount that is equal to or exceeds $64.0 million, to an amount which reduces the aggregate outstanding principal balance of the Mezzanine Loan to an amount not greater than $90.0 million; (iii) extend the maturity date of the Mezzanine

Loan from October 17, 2008 to March 2, 2009 provided that, as of October 17, 2008, (a) the aggregate outstanding principal amount of the Mezzanine Loan is no greater than $60.0 million and (b) Wachovia Bank has a lien and security interest in collateral to be pledged by WREF, the guarantor of the Mezzanine Loan; and (iv) increase the interest rate on the principal amount of the Mezzanine Loan from 9% per annum to 11% per annum.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2007, our consolidated debt consisted of the following:

	2008		2009	2010	2011	2012	Thereafter	Total
Maturing debt:
Variable-rate debt	—		—	$212,000,000	—	—	$397,979,000	$609,979,000
Fixed-rate debt	$149,598,170	(1)	—	—	—	—	—	$149,598,170

Average interest rate:
Variable-rate debt	—		—	6.41%	—	—	5.28%	5.67%
Fixed-rate debt	9.00%		—	—	—	—	—	9.00%

(1)

Provided that, as of October 17, 2008, the aggregate outstanding principal amount of the Mezzanine Loan is no greater than $60.0 million and Wachovia Bank has a lien and security interest in collateral to be pledged by WREF, the guarantor of the Mezzanine Loan, the maturity date of the Mezzanine Loan shall be extended from October 17, 2008 to March 2, 2009.

As of December 31, 2007, we had outstanding debt of approximately $759.6 million. The MWV Promissory Note and the Senior Loan bear interest at variable rates. As of December 31, 2007, we had approximately $398.0 million outstanding on the MWV Promissory Note and approximately $212.0 million outstanding on the Senior Loan. At December 31, 2007, the weighted-average interest rate of our fixed- and variable-rate debt was 6.33%, and the estimated fair value of our notes payable was approximately $755.5 million.

The MWV Promissory Note matures on October 9, 2027 and bears interest at three-month LIBOR plus 0.05%. The MWV Promissory Note is supported by a standby letter of credit, which was issued by Wachovia Bank and is secured by the Deposit Account, the majority of which is comprised of an approximately $398.0 million certificate of deposit purchased from Wachovia Bank (the “Certificate of Deposit”). The Certificate of Deposit earns interest at three-month LIBOR plus 0.05%. The interest on the Certificate of Deposit is intended to be sufficient to pay interest on the MWV Promissory Note; however, the variable rates on the Certificate of Deposit and the MWV Promissory Note reset five days apart. Therefore, in order to hedge our exposure to changing interest rates during these five days, we entered into an interest rate swap agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”). The interest rate swap agreement has an effective date of October 9, 2007 and terminates October 9, 2027. Under the terms of the interest rate swap agreement, we will pay to JP Morgan an amount equal to the interest earned by the Certificate of Deposit and will receive from JP Morgan an amount equal to the interest incurred by the MWV Promissory Note. As such, any differential in the interest earned by the Certificate of Deposit and incurred by the MWV Promissory Note resulting from a mismatching of the LIBOR reset dates has been transferred to JP Morgan for the full term of the MWV Promissory Note.

The Senior Loan matures on September 9, 2010 (“Senior Loan Maturity Date”) and bears interest at one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination. The terms of the Senior Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Wachovia Bank to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of October 16, 2007 and runs through the Senior Loan Maturity Date. From October 16, 2007 through October 24, 2008, the notional amount covered by the interest rate swap agreement equals $212.0 million. From October 25, 2008 through the Senior Loan Maturity Date, the notional amount covered by the interest rate swap agreement equals $106.0 million. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $212.0 million of the Senior Loan from October 16, 2007 to October 24, 2008, and we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million of the Senior Loan from October 25, 2008 through the Senior Loan Maturity Date. The interest rate swap effectively fixes the LIBOR rate at 4.905% on the entire balance of the Senior Loan through October 24, 2008 and on $106.0 million of the Senior Loan from October 25, 2008 through the Senior Loan Maturity Date.

Approximately $361.6 million of our total debt outstanding as of December 31, 2007 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2007, these balances incurred interest expense at an average rate of 7.48% and matured at dates ranging from 2008 through 2010. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of December 31, 2007, after consideration of interest rate swap agreements, the MWV Promissory Note is our only outstanding debt subject to a variable interest rate. Interest earned on our Certificate of Deposit, when coupled with the interest rate swap agreement with JP Morgan, is sufficient to service the interest expense incurred on the MWV Promissory Note. As such, a 1.0% change in interest rates would result in a change in interest expense and interest income of approximately $3.9 million per year and have no impact to our net income. The amounts outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Initial Public Offering and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward repayment of variable-rate debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2007 or 2006.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2007, our system of internal control over financial reporting met those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2008.

Name	Age	Position(s)	Term of Office
Leo F. Wells, III	64	President	Since 2005

Douglas P. Williams	57	Executive Vice President, Secretary and Treasurer	Since 2005

Randall D. Fretz	55	Senior Vice President	Since 2005

Jess E. Jarratt	51	Director	Since 2007

Michael P. McCollum	52	Independent Director	Since 2006

E. Nelson Mills	47	Independent Director	Since 2006

Donald S. Moss	72	Independent Director	Since 2006

Willis J. Potts, Jr	61	Independent Director	Since 2006

There are no family relationships between any directors or executive officers, or between any director and executive officer.

Leo F. Wells, III. Since our inception in September 2005, Mr. Wells has been our President. He served as one of our directors from inception until June 22, 2007. He served as the President of Piedmont REIT, from 1997 to February 2007, and he has served as a director of Piedmont REIT since 1997, the President and a director of Wells REIT II since 2003, the President and a director of Institutional REIT since 2006, and the President and Chairman of Wells Total Return REIT since March 2007. He has also been the sole stockholder, sole director, President and Treasurer of WREF since 1997, which directly or indirectly owns Wells Capital, Wells Management Company, Inc., WIS, Wells & Associates, Inc., Wells Development Corporation, Wells Asset Management, Inc., Wells Real Estate Advisory Services, Inc., and Wells TIMO. He has also been the President, Treasurer, and sole director of Wells Capital since 1984; Wells Management Company, Inc. since 1983; Wells Development Corporation since it was organized in 1997 to develop real estate properties; and Wells Asset Management, Inc. since it was organized in 1997 to serve as an investment advisor to the Wells Family of Real Estate Funds. Since 1997, Mr. Wells has been a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which includes as one of its series the Wells Dow Jones Wilshire U.S. REIT Index Fund. Since 2004, he has been President and sole director of Wells Real Estate Advisory Services, Inc. He has been the President, Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company, since it was incorporated in 1978. Mr. Wells serves as the principal broker for Wells & Associates, Inc.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD (now FINRA) relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD that are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby failing to observe high standards of commercial honor and just and equitable principles of trade, in violation of NASD Conduct Rule 2110.

WIS consented to a censure, and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity with WIS ended on October 6, 2004.

Douglas P. Williams. Since our inception in September 2005, Mr. Williams has been our Executive Vice President, Secretary and Treasurer. He served as one of our directors from inception until June 22, 2007. From 1999 to 2007, he has also served as Executive Vice President, Secretary and Treasurer, and a director of Piedmont REIT. Since 2003, he has served as Executive Vice President, Secretary and Treasurer and a director of Wells REIT II. Since 2006, he has served as Executive Vice President, Secretary, Treasurer and a director of Institutional REIT. Since March 2007, he has served as Executive Vice President, Secretary, Treasurer and a director of Wells Total Return REIT. Since 1999, Mr. Williams has also been a Senior Vice President of Wells Capital and a Vice President, Chief Financial Officer, Treasurer, and a director of Wells Investment Securities, our dealer-manager. He has also been a Vice President of WREF and Wells Asset Management, Inc. since 1999.

From 1996 to 1999, Mr. Williams served as Vice President and Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc., a supplier to the paper industry and to the paint, rubber, and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG Peat Marwick LLP. Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with FINRA as a financial and operations principal. Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from Amos Tuck School of Graduate Business Administration at Dartmouth College.

Randall D. Fretz. Since our inception in September 2005, Mr. Fretz has been our Senior Vice President. He has also been a Senior Vice President of Wells Capital since 2002. He has also been the Chief of Staff and a Vice President of WREF since 2002, a Senior Vice President of Piedmont REIT from 2002 to 2007, a Senior Vice President of Wells REIT II since 2003, a Senior Vice President of Institutional REIT since 2006, a Senior Vice President of Wells Total Return REIT since March 2007, and a director of WIS since 2002. Mr. Fretz is primarily responsible for corporate strategy and planning, advising, and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a Bachelor of Arts degree in Sociology and a Bachelor of Physical Education from McMaster University in Hamilton, Ontario. He also earned a Master of Business Administration degree from the Ivey School of Business in London, Ontario.

Jess E. Jarratt. Mr. Jarratt has served as one of our directors since June 22, 2007. He also has served as Senior Vice President of Wells Capital and President of Wells TIMO since March 2007. Mr. Jarratt is responsible for directing and managing all aspects of timberland operations for Wells including timberland acquisitions and dispositions, portfolio and property management, and timberland financing. From February 2006 through February 2007, Mr. Jarratt served as Managing Director of SunTrust Robinson Humphrey’s Structured Real Estate Group, where he was responsible for structuring and purchasing net-leased real estate for SunTrust’s dedicated equity account and originating financing vehicles for agricultural and timberland properties. From July 2001 through January 2006, Mr. Jarratt was Managing Director for SunTrust Robinson Humphrey’s Capital Markets Origination group where he originated and structured large, multi-capital transactions across SunTrust’s Corporate Banking unit. From July 1995 through July 2001, Mr. Jarratt was Group Vice President of SunTrust’s AgriFood Group, which he founded and grew into a group of 20 professionals and over $1 billion in assets. From 1988 through July 1995, Mr. Jarratt was Vice President of Rabobank International, a multinational Dutch bank where he led corporate lending activities to U.S. agribusiness companies and timberland and forest products companies. From April 1985 through May 1988, Mr. Jarratt served as one of the original foresters for a predecessor entity to Hancock Timber Resource Group, one of the largest institutional managers of timber in the world. In his role as Timberland Investment Officer, Mr. Jarratt purchased and managed one of the fund’s first investments in timberland, including the merchandising of the property’s timber. Mr. Jarratt was also instrumental in the development of the financial analysis used to analyze the purchase of timberland by the company. From April 1983 through April 1985, Mr. Jarratt served as a Procurement Forester with the Kirby Lumber Company. His responsibilities in this role included the purchase of enough raw timber to supply a plywood mill, management of various relationships with dealers and suppliers, cruising prospective timber acquisitions, and negotiating purchase prices with landowners. Prior to joining Kirby Lumber Company, Mr. Jarratt worked as a Timberland Purchase Forester responsible for building a land base for Nekoosa’s Ashdown Arkansas paper mill by originating, cruising, negotiating, and closing on timberland purchases. Mr. Jarratt began his career as a Forester with the Texas Forest Service in August 1979, where he worked with private landowners to develop and implement forest management plans. Mr. Jarratt received a Bachelor of Science degree in Forestry from Texas A&M University and a Master of Business Administration degree from the University of North Texas. In addition, Mr. Jarratt is a Certified Management Accountant (CMA) and has completed the Harvard Business School Executive Agribusiness Program. Mr. Jarratt is a member of the Institute of Management Accounting.

Michael P. McCollum, Ph.D. Dr. McCollum is one of our independent directors. He has worked in the forest products industry for the past 25 years. From June 1996 until his retirement in December 2005, Dr. McCollum led the Wood and Fiber Supply Division of Georgia-Pacific Corporation, one of the world’s leading manufacturers and distributors of tissue, pulp, paper, packaging, building products, and related chemicals, and in January 2001, he became President of the division. From July 1992 to June 1996, Dr. McCollum served in positions of increasing responsibility at Georgia-Pacific in the areas of forest management, wood and fiber supply, technical support, and strategic planning. From February 1984 to July 1992, Dr. McCollum served in various positions at Temple-Inland Inc., a major forest products corporation. From January 1981 to February 1984, Dr. McCollum worked in the Wood Products Division of Manville Forest Products Corporation, a subsidiary of Johns Manville, a Berkshire Hathaway company and a leading manufacturer and marketer of premium-quality building and specialty products. Dr. McCollum received his Bachelor of Science degree in Forestry from the University of Arkansas and received a Ph.D. in Forest Science from Texas A&M University.

Dr. McCollum is a member of the Society of American Foresters and has served on the boards of several industry and conservation associations.

E. Nelson Mills. Mr. Mills is one of our independent directors. Since 2007, Mr. Mills has served as a director of Wells REIT II. Since 2006, Mr. Mills has served as a director of Institutional REIT. Since December 2004, Mr. Mills has served as the chief financial officer and chief operations officer of Williams Realty Advisors, where he is responsible for financial strategy, design, formation, and operation of real estate investment funds. From April 2004 to December 2004, Mr. Mills was a consultant to and the chief financial officer of Timbervest, LLC, an investment manager specializing in timberland investment planning. From September 2000 to April 2004, Mr. Mills served as chief financial officer of Lend Lease Real Estate Investments, Inc. and from August 1998 to August 2000 served as a senior vice president of Lend Lease with responsibility for tax and acquisition planning and administration. Mr. Mills was a tax partner with KPMG LLP from January 1987 to August 1998. Mr. Mills received a Bachelor of Science degree in Business Administration from the University of Tennessee and a Master of Business Administration degree from the University of Georgia. Mr. Mills is also a Certified Public Accountant.

Donald S. Moss. Mr. Moss is one of our independent directors. He is also an independent director of Piedmont REIT and a trustee of the Wells Family of Real Estate Funds. Mr. Moss was also an independent director of Wells REIT II from 2003 until 2007. He was employed by Avon Products, Inc. from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations—Worldwide from 1976 to 1979, Group Vice President of Sales—Worldwide from 1979 to 1980, Senior Vice President—International from 1980 to 1983. and Group Vice President—Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand, and Avon Malaysia from 1980 to 1983. He formerly was a director of The Atlanta Athletic Club and the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss graduated from the University of Illinois where he received a Bachelor of Science degree in Business.

Willis J. Potts, Jr. Mr. Potts is one of our independent directors. From June 1999 until his retirement in June 2004, Mr. Potts served as vice president and general manager of Temple-Inland Inc., a major forest products corporation, where he was responsible for all aspects of the management of a major production facility, including timber acquisition, community relations, and governmental affairs. From November 1994 to June 1999, Mr. Potts was senior vice president of Union Camp Corporation, where he was responsible for all activities of an international business unit, with revenues of approximately $1 billion per year including supervision of acquisitions and dispositions of timber and timberland, controllership functions, and manufacturing. From 2004 to 2007, Mr. Potts was the chairman of the board of directors of the Technical Association of the Pulp and Paper Industry (TAPPI), the largest technical association serving the pulp, paper, and converting industry. Mr. Potts also serves as a director of J&J Industries, a privately held carpet manufacturing company. In 2006, Mr. Potts was appointed to the Board of Regents of The University System of Georgia. Mr. Potts received a Bachelor of Science degree in Industrial Engineering from the Georgia Institute of Technology. He also completed the Executive Program at the University of Virginia.

Audit Committee

Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibilities by selecting the independent auditors to audit our financial statements, reviewing with the independent auditors the plans and results of the audit engagement, approving the audit and overseeing our independent auditors and reviewing the financial information to be provided to our stockholders and others, reviewing the independence of the independent public accountants, considering the adequacy of fees, and reviewing the system of internal control over financial reporting which our management has established and our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. Our audit committee currently consists of E. Nelson Mills, Donald S. Moss, and Willis J. Potts, Jr. E. Nelson Mills is designated as the audit committee expert. During 2007, the Audit Committee met nine times.

Nominating and Corporate Governance Committee

The primary functions of the nominating and corporate governance committee are: (1) identifying individuals qualified to serve on the board of directors and recommending that the board of directors select a slate of director nominees for election by the stockholders at the annual meeting; (2) developing and recommending to the board of directors a set of corporate governance policies and principles and periodically re-evaluating such policies and guidelines for the purpose of suggesting amendments to them if appropriate; and (3) overseeing an annual evaluation of the board of directors and each of the committees of the board of directors. Currently, the nominating and corporate governance committee members include each of the four independent directors.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.wellsref.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of our Executive Officers

Our executive officers do not receive compensation from us for services rendered to us. Our executive officers are also officers of Wells TIMO, our advisor, and its affiliates and are compensated by these entities, in part, for their services to us. See “Item 13. Certain Relationship and Related Transactions, and Director Independence” below for a discussion of the fees paid to and services provided by Wells TIMO, Wells Capital, and its affiliates.

Compensation of Directors

We have provided below certain information regarding compensation paid to our directors during fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Jess E. Jarratt(1)	None	None	$0

Michael P. McCollum	$35,750	None	$35,750

E. Nelson Mills	$54,500	None	$54,500

Donald S. Moss	$53,000	None	$53,000

Willis J. Potts, Jr.	$53,250	None	$53,250

(1)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We pay each of our Independent Directors:

•	an annual retainer of $18,000,

•	$2,000 per regularly scheduled board meeting attended,

•	$1,500 per regularly scheduled committee meeting attended (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity), and

•	$250 per special board meeting attended whether held in person or by telephone conference.

Members of our audit committee are paid $2,500 per meeting attended for each of the four meetings necessary to review our quarterly and annual financial statements.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Stock Incentive Plan

We have reserved 100,000 shares of common stock for future issuance upon the exercise of stock options granted to the independent directors authorized and reserved for issuance under our stock incentive plan.

The exercise price of any award shall not be less than the fair market value of the common stock on the date of the grant. Our board of directors or a committee of its independent directors administers the incentive plan, with sole authority (following consultation with Wells TIMO) to select participants, determines the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting, and/or exercise of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless determined by our board of directors or a committee of its independent directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

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

All stock options granted to our independent directors are granted pursuant to our long-term incentive plan and are governed by the terms of such plan. The stock options will lapse on the first to occur of (1) the tenth anniversary of the date of grant, or (2) the removal for cause of the independent director as a member of the board of directors. Upon the occurrence of a change in control, or upon termination of the director’s service by reason of his or her death, disability, or termination without cause, the options will become fully vested and exercisable. Options are generally exercisable in the case of death or disability for a period of one year after death or the termination by reason of disability. No option issued may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code. The independent directors may not sell, pledge, assign, or transfer their options other than by will or the laws of descent or distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.

During 2006, upon his initial appointment to our board, each independent director received a grant of options to purchase 2,500 shares of our common stock pursuant to our long-term incentive plan. In accordance with

Statement of Financial Accounting Standards 123-R, Share-Based Payment, we estimated the aggregate grant date fair value of these options using the Black-Scholes-Merton model to be approximately $25,000. As of December 31, 2007, Messrs. McCollum, Mills, Moss, and Potts held, in the aggregate, options to purchase up to 10,000 shares of our common stock pursuant to our long-term incentive plan.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock and Series A preferred stock, as of February 29, 2008, by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name of Beneficial Owners(1)	Shares Beneficially Owned
	Shares	Percentage
Wells Timberland Management Organization, LLC(2)	20,000	*
Leo F. Wells, III, President(2)	102,237	1.8%
Douglas P. Williams, Executive Vice President, Secretary, and Treasurer	1,096	*
Jess E. Jarratt	2,741	*
Randall D. Fretz, Senior Vice President	548	*
Michael P. McCollum(3)	1,666	*
E. Nelson Mills(3)	1,666	*
DonaldS. Moss(3)	1,666	*
Willis J. Potts, Jr.(3)	1,666	*
All directors and executive officers as a group (8 persons)	133,286	2.4%

Series A Preferred Stock
Wells Real Estate Funds, Inc.(1)	32,128	100%
Leo F. Wells, III(1)	32,128	100%

*	Less than 1%
(1)

Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common stock issuable pursuant to options, to the extent such options are exercisable within 60 days, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

As the sole stockholder of Wells Real Estate Funds, Inc., which directly or indirectly owns Wells Capital, Inc., the sole owner of Wells Timberland Management Organization, LLC, Mr. Wells may be deemed the beneficial owner of the shares held by Wells TIMO. Wells TIMO also holds 200 common units in Wells Timberland OP and 100 special units in Wells Timberland OP. Mr. Wells is also deemed to be the beneficial owner of 32,128 shares of Series A preferred stock held by Wells Real Estate Funds, Inc.

(3)	Includes shares issuable upon the exercise of options which are immediately exercisable.

Equity Compensation Plan Information

We have adopted a long-term incentive plan, which will be used to attract and retain qualified independent directors, employees, advisors, and consultants considered essential to our long-range success (“2005 Long-Term Incentive Plan”). Under the terms of our 2005 Long-Term Incentive Plan, a total of 500,000 shares of common stock have been authorized and reserved for issuance, of which 100,000 of such common shares are reserved for issuance to independent directors. During 2006, we issued 2,500 options to each of the independent directors appointed to our board.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	10,000	$10.00	490,000
Equity compensation plans not approved by security holders	—	—	—

Total	10,000	$10.00	490,000

(1)	We have granted 2,500 options for our common stock, as defined in our 2005 Long-Term Incentive Plan, to each of our four independent directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a report containing disclosure of all material terms, factors, and circumstances surrounding any and all transactions involving us, members of our board of directors, our advisor, our sponsor, or any of their affiliates, occurring as of December 31, 2007. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair to our stockholders.

Our Relationship with Wells Capital and Wells TIMO.

Our executive officers, Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, are also executive officers of Wells Capital, our sponsor, which is the manager of Wells TIMO, our advisor. Mr. Wells is the sole director of our advisor and indirectly owns 100% of its equity. As a newly formed entity, we do not believe our asset base or the income generated by these assets will initially be large enough to support a fully integrated staff of employees. As a result, we would either have to incur operating losses until our assets and income grew to the size needed to support a fully integrated staff, do without certain services or retain a third party to provide management services. Our board of directors has elected the third option. We have entered into an Advisory Agreement with Wells TIMO to serve as our advisor with responsibility to oversee and manage our day-to-day operations and to perform other duties including the following:

•	find, present, and recommend to our board of directors real estate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of our real estate acquisitions, sales, or joint ventures;

•	at the direction of our management, prepare all reports and regulatory filings, including those required by federal and state securities laws;

•	arrange for financing and refinancing of properties;

•	oversee the performance of any property managers or asset managers, including our timber manager;

•	review and analyze the properties’ operating and capital budgets;

•	generate an annual budget for us;

•	review and analyze financial information for each property and the overall portfolio;

•	if a transaction requires approval by the board of directors, deliver to the board of directors all documents requested by the board in its evaluation of the proposed transaction;

•	actively oversee the management of our properties for purposes of meeting our investment objectives;

•	perform cash management services;

•	perform transfer agent functions; and

•	engage our agents.

Our advisor is at all times subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent.

Under the terms of the Advisory Agreement, having raised at least $2.0 million from the sale of common stock in our initial offering, we became obligated to reimburse Wells TIMO for organization and offering costs equal to the lesser of actual costs incurred or 1.2% of the total gross offering proceeds raised. As of December 31, 2007, and December 31, 2006, Wells TIMO had incurred aggregate organization and offering expenses on our behalf of approximately $2.7 million and $1.5 million, respectively. As of December 31, 2007, approximately $0.5 million is due to Wells Capital for operating expenditures funded on behalf of us pursuant to the Advisory Agreement. The amount due to Wells Capital is non-interest-bearing and has no specific maturity date, but Wells Timberland REIT intends to repay this amount upon commencing active operations.

Under the terms of the Advisory Agreement, we will pay a monthly asset management fee equal to one-twelfth of 1% of the greater of (i) the gross cost of all investments made on our behalf and (ii) the aggregate value of such investments. Wells TIMO anticipates that it will engage experienced timber management companies to assist the Wells TIMO with certain of its responsibilities under the Advisory Agreement, including investing in timberland, managing day-to-day operations, and selling timber on our behalf. Any timber managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts. As of December 31, 2007, Wells TIMO had earned approximately $0.7 million in asset management fees. Wells TIMO earned no asset management fees as of December 31, 2006. For the 12 months ended December 31, 2007, the aggregate amount of advisory fees and the aggregate amount of other fees paid to our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $4.8 million.

We will reimburse Wells TIMO for all costs and expenses it incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. Wells TIMO will allocate its reimbursable costs of providing these services among us and the various affiliated public real estate investment programs (the “Wells Real Estate Funds”) based on time spent on each entity by individual personnel. As of December 31, 2007 and 2006, Wells TIMO had incurred such costs and expenses for approximately $2.4 million and $0.8 million, respectively.

We will pay a fee to Wells TIMO for services related to the disposition of investment properties. When we sell a property, if Wells Capital provided a substantial amount of services in connection with the sale (as determined by our independent directors), we will pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by our board of directors, including our independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. To date, Wells Capital has not earned any such fees with regard to us.

Our Advisory Agreement has a one-year term expiring August 11, 2008, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If we terminate the Advisory Agreement, we will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. WIS is entitled to receive selling commissions of up to 7% of aggregate gross offering proceeds. From January 1, 2007 through December 31, 2007, we incurred selling commissions of $3.0 million to WIS, of which approximately 100% was reallowed to participating broker/dealers, net of discounts. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be reallowed to participating broker/dealers. Dealer-manager fees apply only to the sale of shares in the primary offering, and do not apply to the sale of shares under our distribution reinvestment plan. From January 1, 2007 through December 31, 2007, we incurred dealer-manager fees of $0.8 million to WIS, of which approximately $0.4 million was reallowed to participating broker/ dealers, net of discounts.

Our board of directors, including a majority of our independent directors, believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.

Certain Relationships Involving our Directors.

E. Nelson Mills, a director of Wells Timberland REIT, is also currently a director of Wells REIT II and Institutional REIT, two entities for whom Wells Capital serves as the advisor. Donald S. Moss is a trustee of the Wells Family of Real Estate Funds.

Certain Conflict Resolution Procedures

Independent Directors

Our independent directors are empowered to resolve potential conflicts of interest. Serving on the board of, or owning an interest in, another Wells-sponsored program will not, by itself, preclude a person from being named an independent director. The independent directors, who are authorized to retain their own legal advisor and financial advisor, are empowered to act on any matter permitted under Maryland law if the matter at issue is such that the exercise of independent judgment by Wells TIMO affiliates could reasonably be compromised. Those conflict-of-interest matters that the board of directors cannot delegate to a committee under Maryland law must be acted upon by both the board of directors and a majority of our independent directors. Among the matters we expect our independent directors to act upon are:

•	the continuation, renewal, or enforcement of our agreements with Wells TIMO and its affiliates, including the Advisory Agreement and the dealer-manager agreement;

•	public offerings of securities;

•	transactions with affiliates;

•	compensation of our officers and directors who are affiliated with our advisor;

•	whether and when we apply to list our shares of common stock on a national securities exchange; and

•	whether and when we seek to sell our company or our assets.

Other Charter Provisions Relating to Conflicts of Interest

In addition to providing for our independent directors to act together to resolve potential conflicts, our charter contains many other restrictions relating to conflicts of interest including the following:

Advisor Compensation. The independent directors evaluate at least annually whether the compensation that we contract to pay to Wells TIMO and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of Wells TIMO and its affiliates to determine that the provisions of our compensation arrangements are being carried out, and whether or not to increase or decrease the amount of compensation payable to Wells TIMO. The independent directors base their evaluation of Wells TIMO on the factors set forth below as well as any other factors that they deem relevant:

•	the amount of the fees paid to Wells TIMO and its affiliates in relation to the size, composition, and performance of our investments;

•	the success of Wells TIMO in generating appropriate investment opportunities;

•	the rates charged to other REITs and others by advisors performing similar services;

•	additional revenues realized by Wells TIMO and its affiliates through their relationship with us, including whether we pay them or they are paid by others with whom we do business;

•	the quality and extent of service and advice furnished by Wells TIMO and its affiliates;

•	the performance of our investment portfolio; and

•	the quality of our portfolio relative to the investments generated by Wells TIMO for its own account and for its other clients.

We can pay Wells TIMO a real estate disposition fee in connection with the sale of a property only if it provides a substantial amount of the services in the effort to sell the property. If Wells TIMO does provide substantial assistance, we will pay it or its affiliates an amount as determined by our board of directors, including our independent directors, to be appropriate based on market norms and not to exceed (i) for any property sold at a price of $20.0 million or less, 2.0% of the contract price of the property sold and (ii) for any property sold at a price greater than $20.0 million, 1.0% of the contract price of the property sold. However, in no event may the aggregate real estate disposition fees paid to Wells TIMO, its affiliates, and unaffiliated third parties exceed 6.0% of the contract sales price.

Term of Advisory Agreement. Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that the contract with a particular advisor may be renewed. Either a majority of our independent directors or our advisor may terminate our Advisory Agreement with Wells TIMO without cause or penalty on 60 days’ written notice. In the event our Advisory Agreement with Wells TIMO is terminated and a successor advisor is appointed, our board of directors must determine that the successor advisor possesses sufficient qualifications to perform the services described in the Advisory Agreement and that the compensation we will pay to the successor advisor will be reasonable in relation to the services provided. Our advisor also owns 100 special units in Wells Timberland OP, representing 100% of this class of limited partnership interest. These special units entitle our advisor to receive certain distributions and payments only in the event that certain performance-based conditions are satisfied at the time such amounts become payable. The special units do not entitle the holder to any of the rights of a holder of common units, including the right to regular distributions from operations. The special units may be redeemed by our advisor resulting in a one-time payment to the holder of the special units upon the earlier of (i) the listing of our common stock on a national securities exchange or (ii) the termination or nonrenewal of the Advisory Agreement under certain conditions. In the event of a termination or nonrenewal of the Advisory Agreement under those conditions, the one-time payment to the holder of the special units will be the amount that would have been distributed with respect to the special units if Wells Timberland OP had sold all of its assets for their then fair market values (as determined by appraisal), except for cash and those assets which can be readily marked to market, paid all of its liabilities, and distributed any remaining amount to the holders of units in liquidation of Wells Timberland OP.

Our Acquisitions, Dispositions, and Leases. We will not purchase or lease properties in which Wells TIMO, our directors, or officers or any of their affiliates have an interest without a determination by a majority of our independent directors that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the affiliated seller or lessor unless there is substantial justification for the excess amount. In no event will we acquire any such property at an amount in excess of its current appraised value as determined by an independent expert selected by our independent directors not otherwise interested in the transaction. In addition, we will not sell or lease properties to Wells TIMO, our directors or officers, or any of their affiliates unless a majority of our independent directors determine that the transaction is fair and reasonable to us.

Other Transactions Involving Affiliates. A majority of our independent directors must conclude that all other transactions, including joint ventures, between us and Wells TIMO, our officers or directors, or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

No Limitation on Other Business Activities. Our charter does not prohibit Wells TIMO, our directors or officers, or any of their affiliates from engaging, directly or indirectly, in any other business or from owning interests in any other business ventures, including business ventures involved in the acquisition, ownership, management, or sale of timberland or other types of properties.

Limitation on Operating Expenses. Wells TIMO must reimburse us the amount by which our aggregate annual total operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless our independent directors have determined that such excess expenses were justified based on unusual and nonrecurring factors. Within 60 days after the end of any of our fiscal quarters for which total operating expenses for the 12 months then ended exceeded the limitation, we will send to our stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. “Average invested assets” means the average monthly book value of our assets for a specified period before deducting depreciation, bad debts, or other noncash reserves. “Total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses, and taxes incurred in connection with the issuance, distribution, transfer, registration, and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) noncash expenditures such as depreciation, amortization, and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets; and (vi) acquisition fees, acquisition expenses, real estate disposition fees on the resale of property, and other expenses connected with the acquisition, disposition, management, and ownership of real estate interests or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property).

Issuance of Options and Warrants to Certain Affiliates. Our charter prohibits the issuance of options or warrants to purchase our capital stock to Wells TIMO, our directors or officers, or any of their affiliates (a) on terms more favorable than we offer such options or warrants to the general public or (b) in excess of an amount equal to 10% of our outstanding capital stock on the date of grant.

Repurchase of Our Shares. Our charter prohibits us from paying a fee to Wells TIMO or our directors or officers or any of their affiliates in connection with our repurchase of our capital stock.

Loans. We will not make any loans to Wells TIMO or to our directors or officers or any of their affiliates. In addition, we will not borrow from these affiliates unless a majority of our independent directors approve the transaction as being fair, competitive, and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will apply only to advances of cash that are commonly viewed as loans, as determined by the board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers or Wells TIMO or its affiliates.

Voting of Shares Owned by Affiliates. Wells TIMO and our nonindependent directors or officers or any of their affiliates who acquire shares of our common stock may not vote their shares regarding (i) the removal of any of Wells TIMO’s affiliates or (ii) any transaction between them and us.

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

In the event that Wells TIMO serves as the sponsor, manager, or advisor to another Wells timberland program and an investment opportunity becomes available that is equally suitable for us and one or more such other programs, then Wells TIMO will offer the investment opportunity to the entity that has had the longest period of time elapsed since it was offered an investment opportunity. If a subsequent event or development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of Wells TIMO, to be more appropriate for another Wells program, Wells TIMO may offer the investment to another Wells program.

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

Director Independence

We have a five-member board of directors. One of our directors, Jess Jarratt, is affiliated with Wells Capital and its affiliates, and we do not consider him to be an independent director. The four remaining directors qualify as “independent directors” as defined in our charter, in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (i) ownership of an interest in the sponsor, the advisor, or any of their affiliates, other than us; (ii) employment by the sponsor, the advisor, or any of their affiliates; (iii) service as an officer or director of the sponsor, the advisor, or any of their affiliates, other than as one of our directors; (iv) performance of services, other than as a director, for the corporation; (v) service as a director or trustee of more than three real estate investment trusts organized by the sponsor or advised by the advisor; or (vi) maintenance of a material business or professional relationship with the sponsor, the advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. Two of our independent directors, E. Nelson Mills and Donald S. Moss, may face conflicts of interest because each has affiliations with other programs sponsored by Wells Capital and its affiliates.

Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange, and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, we are not listed on the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

The Audit Committee preapproves all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, subject to the de minimis exceptions for nonaudit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. The Audit Committee reviewed the audit and nonaudit services performed by Deloitte & Touche, LLP (“Deloitte & Touche”) and Deloitte Tax LLP (“Deloitte Tax”), as well as the fees charged by Deloitte & Touche and Deloitte Tax for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Deloitte & Touche for the year ended December 31, 2007 and 2006 are set forth in the table below.

	2007	2006
Audit fees	$129,928	48,250
Audit-related fees	0	0
Tax fees	66,188	9,000
All other fees	0	0

Total	$196,116	57,250

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

•

Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•

Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. A list of the financial statements contained herein is set forth on page F-1 hereof.

(a)	2. All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March 2008.

Wells Timberland REIT, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL P. MCCOLLUM	Independent Director	March 26, 2008
Michael P. McCollum

/s/ E. NELSON MILLS	Independent Director	March 26, 2008
E. Nelson Mills

/s/ DONALD S. MOSS	Independent Director	March 26, 2008
Donald S. Moss

/s/ WILLIS J. POTTS, JR.	Independent Director	March 26, 2008
Willis J. Potts, Jr.

/s/ JESS E. JARRATT	Director	March 26, 2008
Jess E. Jarratt

/s/ LEO F. WELLS, III Leo F. Wells, III	President (Principal Executive Officer)	March 26, 2008

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 26, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 and the Period from November 10, 2005 (Date of Inception) through December 31, 2005	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and 2006 and the Period from November 10, 2005 (Date of Inception) through December 31, 2005	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and the Period from November 10, 2005 (Date of Inception) through December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wells Timberland REIT, Inc.

We have audited the accompanying consolidated balance sheets of Wells Timberland REIT, Inc. and subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007, and for the period from November 10, 2005 (date of inception) through December 31, 2005. These consolidated financial statements are the responsibility of Wells Timberland REIT, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Wells Timberland REIT, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, and for the period from November 10, 2005 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 26, 2008

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$1,474,780	$202,829
Restricted cash and cash equivalents	13,808,547	—
Certificate of deposit	397,979,000	—
Accounts receivable	145,207	—
Prepaid expenses and other assets	8,431,010	126,078
Deferred financing costs, less accumulated amortization of $1,912,732 and $0 as of December 31, 2007 and 2006, respectively	8,010,107	—
Timber assets, at cost:
Timber and timberlands, net of accumulated depletion of $4,116,992 and $0 as of December 31, 2007 and 2006, respectively	397,719,538	—
Intangible lease assets, less accumulated amortization of $37,912 and $0 as of December 31, 2007 and 2006, respectively	998,941	—

Total assets	$828,567,130	$328,907

Liabilities:
Accounts payable and accrued expenses	$6,794,825	$—
Due to affiliates	4,106,380	776,918
Other liabilities	5,044,927	—
Notes payable:
MWV promissory note (Note 4)	397,979,000	—
Senior loan (Note 4)	212,000,000	—
Mezzanine loan (Note 4)	149,598,170	—

Total liabilities	775,523,302	776,918

Commitments and Contingencies (Note 6)

Minority Interest	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 and 0 shares issued and outstanding as of December 31, 2007 and 2006, respectively	32,757,620	—
Common stock, $0.01 par value; 900,000,000 shares authorized; 4,320,101 and 20,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively	43,201	200
Additional paid-in capital	38,258,080	220,800
Accumulated deficit	(18,015,073)	(669,011)

Total stockholders’ equity (deficit)	53,043,828	(448,011)

Total liabilities and stockholders’ equity (deficit)	$828,567,130	$328,907

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from November 10, 2005 (Date of Inception) Through December 31, 2005
	2007	2006
Revenues:
Timber sales	$7,668,468	$—	$—
Other revenues	605,465	—	—

	8,273,933	—	—
Expenses:
Contract logging and hauling cost	3,671,559	—	—
Depletion	4,116,992	—	—
General and administrative expenses	2,312,902	672,011	—
Asset and forestry management fees:
Related-party	671,198	—	—
Other	736,129	—	—
Land rent expense	570,859	—	—
Other operating expenses	553,526	—	—

	12,633,165	672,011	—

Operating loss	(4,359,232)	(672,011)	—

Other income (expense):
Interest income	5,108,116	—	—
Interest expense	(13,687,206)	—	—
Loss on interest rate swaps	(4,407,740)	—	—

	(12,986,830)	—	—

Loss before minority interest	(17,346,062)	(672,011)	—
Minority interest in loss of operating partnership	—	3,000	—

Net loss	(17,346,062)	(669,011)	—
Dividends to preferred shareholders	(629,620)	—	—

Net loss available to common shareholders	$(17,975,682)	$(669,011)	$—

Per-share information—basic and diluted:
Net loss available to common stockholders	$(17.73)	$(33.45)	$—

Weighted-average common shares outstanding—basic and diluted	1,014,108	20,000	20,000

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, November 10, 2005 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	—	—	199,800	—	200,000

Balance, December 31, 2005	20,000	200	—	—	199,800	—	200,000
Net loss	—	—	—	—	—	(669,011)	(669,011)
Amortization of stock options	—	—	—	—	21,000	—	21,000

Balance, December 31, 2006	20,000	200	—	—	220,800	(669,011)	(448,011)

Issuance of common stock	4,300,101	43,001	—	—	42,958,007	—	43,001,008
Issuance of preferred stock	—	—	32,128	32,128,000	—	—	32,128,000
Dividends on preferred stock	—	—	—	629,620	(629,620)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(3,784,089)	—	(3,784,089)
Other offering costs	—	—	—	—	(511,218)	—	(511,218)
Net loss	—	—	—	—	—	(17,346,062)	(17,346,062)
Amortization of stock options	—	—	—	—	4,200	—	4,200

Balance, December 31, 2007	4,320,101	$43,201	32,128	$32,757,620	$38,258,080	$(18,015,073)	$53,043,828

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from November 10, 2005 (Date of Inception) Through December 31, 2005
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(17,346,062)	$(669,011)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	4,116,992	—	—
Loss on interest rate swaps	3,696,229	—	—
Other amortization	37,912
Noncash interest expense	1,912,732	—	—
Stock-based incentive compensation expense	4,200	21,000	—
Minority interest in loss of operating partnership	—	(3,000)	—
Changes in assets and liabilities:
Increase in accounts receivable	(145,207)	—	—
Increase in prepaid expenses and other assets	(5,532,622)	(126,078)	—
Increase in accounts payable and accrued expenses	6,794,825	—	—
Increase in due to affiliates	2,025,211	—	—
Increase in other liabilities	1,001,448	—	—

Net cash used in operating activities	(3,434,342)	(777,089)	—

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(402,873,383)	—	—
Investment in annuity	(2,425,060)
Investment in escrow accounts required by lenders	(13,808,547)	—	—

Net cash used in investing activities	(419,106,990)	—	—

Cash Flows from Financing Activities:
Financing costs paid	(9,922,839)	—	—
Proceeds from notes payable	372,000,000	—	—
Repayments of notes payable	(10,401,830)	—	—
Due to affiliates	885,093	776,918
Issuance of common stock	42,804,346	—	200,000
Issuance of preferred stock	32,128,000	—	—
Commissions on stock sales and related dealer-manager fees paid	(3,458,359)	—	—
Other offering costs paid	(221,128)	—	—
Contribution from minority interest partner	—	—	3,000

Net cash provided by financing activities	423,813,283	776,918	203,000

Net increase (decrease) in cash and cash equivalents	1,271,951	(171)	203,000
Cash and cash equivalents, beginning of period	202,829	203,000	—

Cash and cash equivalents, end of period	$1,474,780	$202,829	$203,000

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

1.	ORGANIZATION

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) but has not yet qualified or elected to be taxed as a REIT. Wells Timberland REIT engages in the acquisition and ownership of timberland located throughout the United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006 (see Note 2). Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (as amended and restated, the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 12).

As of December 31, 2007, Wells Timberland REIT owned approximately 228,100 acres of timberland and held long-term leasehold interests in approximately 94,700 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland,” formerly known as the “South Central Timberland”). Wells Timberland acquired the Mahrt Timberland on October 9, 2007 (see Note 3). Wells Timberland REIT generates a substantial portion of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, and leasing land-use rights to third parties. Wells Timberland REIT expects to generate additional revenues and income from selling high-quality timberland and selling the rights to extract natural resources, other than timber, from timberland. Wells Timberland REIT holds various credit facilities outstanding as of December 31, 2007, which require interest and certain mandatory principal reduction payments that are payable during 2008 and 2009 (see Note 4). Wells Timberland REIT expects to generate sufficient cash flow from operations and future equity offerings to meet all such required principal and interest payment requirements.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering of up to 85.0 million shares of common stock, of which 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its initial public offering equal to the minimum offering of $2.0 million on July 11, 2007. As of December 31, 2007, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the initial public offering of approximately $43.0 million. After deductions from such gross offering proceeds for payments of acquisition fees of selling commissions and dealer-manager fees of approximately $3.8 million, other organization and offering expenses of approximately $0.5 million, Wells Timberland REIT had received aggregate net offering proceeds of approximately $38.7 million.

Wells Timberland REIT’s common stock is not listed on a national securities exchange. Wells Timberland REIT’s charter requires that in the event Wells Timberland REIT’s common stock is not listed on a national securities exchange within 10 years from the completion of our primary offering, Wells Timberland REIT must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. In the event that Wells Timberland REIT seeks stockholder approval for an extension or amendment to this listing date and does not obtain it, Wells Timberland REIT will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells Timberland REIT seeks and does not obtain approval to liquidate, Wells Timberland REIT will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

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

Wells Timberland REIT owns controlling financial interests in Wells Timberland OP and its subsidiaries, including Wells Timber TRS, and, accordingly, includes the accounts of these entities in its consolidated financial statements. The financial statements of Wells Timberland OP and Wells Timberland TRS are prepared using accounting policies consistent with those used by Wells Timberland REIT. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Wells Timberland REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

Restricted Cash and Cash Equivalents

As of December 31, 2007, restricted cash and cash equivalents consisted of approximately $12.0 million of cash and short-term investments escrowed at the closing of the Mahrt Timberland and approximately $1.8 million of proceeds raised from the sale of common stock under Wells Timberland REIT’s public offering. These cash and cash equivalents are restricted by the terms of the financing agreements entered into by Wells Timberland REIT in connection with its acquisition of the Mahrt Timberland (see Notes 3 and 4).

Accounts Receivable

Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, when management believes that such amounts have become uncollectible by charging general and administrative expenses. As of December 31, 2007, 2006, and 2005, no allowances have been provided against accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid insurance, prepaid operating costs, an annuity investment, interest receivable, and the fair value of an interest rate swap. Prepaid expenses are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Interest Rate Swap Agreements

Wells Timberland REIT has entered into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments (see Note 5). The fair values of interest rate swap agreements are recorded as either prepaid expenses and other assets or as other liabilities in the accompanying consolidated balance sheets. Changes in the fair values of interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps in the current period. Amounts received or paid under interest rate swap agreements are recorded as gain or loss on interest rate swaps as incurred. As of December 31, 2007, Wells Timberland REIT recognized fair values of interest rate swap agreements of approximately $0.3 million in prepaid expenses and other assets and approximately $4.0 million in other liabilities.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized using the effective interest method over the terms of the related financing arrangements. Wells Timberland REIT recognized amortization of deferred financing costs for the years ended December 31, 2007 and 2006, and the period from November 10, 2005 (date of inception) through December 31, 2005 of approximately $1.9 million, $0, and $0, respectively, which is included in interest expense and loss on interest rate swaps in the accompanying consolidated statements of operations.

Timber, Timberlands, and Depletion

Timber and timberlands are stated at cost less accumulated depletion for timber harvested. Wells Timberland REIT capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application, and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs for roads built to access a single logging site are expensed as incurred.

Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee- simple timber tracts owned for longer than one year are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalizable silviculture costs incurred and expected to be incurred on specific sites already planned and approved, by (b) the total timber volume estimated to be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements. As of December 31, 2007, Wells Timberland REIT had owned the Mahrt Timberland for less than one year; therefore, Wells Timberland REIT calculated depletion rates for the Mahrt Timberland by dividing the acquisition cost attributable to timber by the volume of timber acquired.

Wells Timberland REIT continually monitors events and changes in circumstances that could indicate that the carrying amounts of the timber assets in which Wells Timberland REIT has an ownership interest may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of timber assets may not be recoverable, Wells Timberland REIT assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. Impairment losses would be recognized for (i) long-lived assets used in Wells Timberland REIT’s operations when the carrying value of such assets exceeds the undiscounted cash flows estimated to be generated from the future operations of those assets, and (ii) long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. Wells Timberland REIT intends to use one harvest cycle for the purpose of evaluating the recoverability of timber and timberlands used in its operations. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes and are discounted at the risk-free rates of interest. Wells Timberland REIT considers assets to be held for sale at the point at which a sale contract is executed and the buyer has made a non-refundable earnest money deposit against the contracted purchase price. Wells Timberland REIT has determined that there has been no impairment of its long-lived assets to date.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of timberland properties, Wells Timberland REIT allocates the purchase price to tangible assets, consisting of timberland, timber, and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on management’s estimate of their fair values. The fair values of timberland and timber are determined based on available market information and estimated cash flow projections that utilize appropriate discount factors and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values are then allocated to timberland and timber based on management’s determination of the relative fair value of these assets.

The in-place ground leases with Wells Timberland REIT as the lessee have value associated with effective contractual rental rates that are below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the remaining terms of the respective leases.

Common Stock and Preferred Stock

The par value of Wells Timberland REIT’s issued and outstanding shares of common stock is recorded as common stock. The remaining gross proceeds are recorded as additional paid-in capital. The proceeds from issued and outstanding shares of preferred stock and dividends payable are recorded as preferred stock. See Note 9.

Revenue Recognition

Revenue from the sale of timber is recognized when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) legal ownership and the risk of loss is transferred to the purchaser, (iii) price and quantity are determinable, and (iv) collectibility is reasonably assured. Wells Timberland REIT’s primary sources of revenue are recognized as follows:

(1)	For delivered sales contracts, which include amounts billed for logging and hauling of timber, revenues are recognized upon delivery to the customer.

(2)	For pay-as-cut contracts, the purchaser acquires the right to harvest specified timber on a tract, at an agreed-upon price per unit. Payments and contract advances are recognized as revenue as the timber is harvested based on the contracted sale rate per unit.

(3)	For lump-sum sale contracts, the purchaser generally pays the purchase price upon execution of the contract. Title to the timber and risk of loss transfers to the buyer at the time the contract is consummated. Revenues are recognized upon receipt of the purchase price. When the contract expires, ownership of the remaining standing timber reverts to Wells Timberland REIT; however, adjustments are not made to the revenues previously recognized. Any extensions of time will be negotiated under a new or amended contract.

(4)	Revenues from the sale of higher-and-better-use timberland and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, Wells Timberland REIT will record revenue based on the installment method. In the three-year period ended December 31, 2007, Wells Timberland REIT had no real estate sales.

Stock-based Compensation

Wells Timberland REIT recognizes the fair value of stock options granted to directors or employees over the respective weighted-average vesting periods by charging general and administrative expenses and recording additional paid-in capital.

Earnings Per Share

Basic earnings (loss) per share available to common stockholders is calculated as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common stockholders is calculated as net income (loss), less dividends payable to or accumulated to preferred stockholders. Diluted earnings (loss) per share available to common stockholders equals basic earnings per share available to common stockholders, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. As the exercise price of Wells Timberland REIT’s director stock options exceeds the current offering price of Wells Timberland REIT’s common stock, the impact of assuming that the outstanding director options are exercised is anti-dilutive. Therefore, basic earnings (loss) per share available to common stockholders equals diluted earnings (loss) per share available to common stockholders for all periods presented.

Income Taxes

Wells Timberland REIT was organized as a C Corporation for the years ended December 31, 2007 and 2006, and the period from November 10, 2005 (date of inception) through December 31, 2005 and, accordingly, was subject to federal income taxes for those periods. Wells Timberland REIT accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for based upon the differences between the financial statement and income tax basis of assets and liabilities using currently enacted tax laws and the tax rates expected to be in effect when such taxes are incurred or recovered. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

Pursuant to Wells Timberland REIT’s charter, the board of directors has the authority to determine when and if it is in Wells Timberland REIT’s best interest to elect to qualify for federal income tax treatment as a REIT. Wells Timberland REIT expects that the board of directors will elect for Wells Timberland REIT to qualify as a REIT for the first taxable year in which (i) Wells Timberland REIT would otherwise qualify to be taxed as a REIT and (ii) Wells Timberland REIT generates substantial taxable income such that REIT status would be in the best interest of its stockholders. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells Timberland REIT’s ordinary taxable income to stockholders. As a REIT, Wells Timberland REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timberland REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timberland REIT relief under certain statutory provisions.

Wells Timberland REIT intends, upon its qualification as and election to be taxed as a REIT, to treat Wells Timberland TRS as a taxable REIT subsidiary. At the point in time at which Wells Timberland REIT elects to be treated as a REIT, it may be beneficial for Wells Timberland REIT to perform certain noncustomary services, including real estate or non-real estate related services, through Wells Timberland TRS. Earnings from services performed through Wells Timberland TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for Wells Timberland REIT to qualify as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 20% of value of the total assets of Wells Timberland REIT.

Business Segments

Wells Timberland REIT owns interests in approximately 322,800 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Wells Timberland REIT operates in a single reporting segment, and the presentation of Wells Timberland REIT’s financial condition and performance is consistent with the way in which Wells Timberland REIT’s operations are managed.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest, and penalties; accounting in interim periods; disclosure; and transition. Well Timberland REIT adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on Wells Timberland REIT’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Wells Timberland REIT beginning January 1, 2009, and all other aspects of SFAS 157 will be effective for Wells Timberland REIT beginning January 1, 2008. Wells Timberland REIT is currently assessing the provisions and evaluating the financial impact of SFAS 157, FSP 157-1, and FSP 157-2 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for Wells Timberland REIT beginning January 1, 2008. Wells Timberland REIT does not expect the adoption of SFAS 159 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combination (“SFAS 141(R)”). SFAS 141(R) requires, among other things, for (i) transaction costs to be expensed as incurred and (ii) preacquisition contingencies, such as environmental or legal issues, to be recorded at fair value as of the acquisition date. SFAS 141(R) will be effective for Wells Timberland REIT beginning January 1, 2009. Wells Timberland REIT is currently assessing the provisions and evaluating the financial impact of SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires, among other things, for (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of operations. SFAS 160 will be effective for Wells Timberland REIT beginning January 1, 2009. Wells Timberland REIT is currently assessing the provisions and evaluating the financial impact of SFAS 160 on its consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”), which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the FASB elected to indefinitely defer the effective date of SOP 07-1. As such, Wells Timberland REIT has postponed its evaluation of the provisions of SOP 07-1 and related impact on its consolidated financial statements.

3.	TIMBER AND TIMBERLANDS

As of December 31, 2007, timber and timberlands consisted of the following:

	As of December 31, 2007
	Gross	Accumulated Depletion	Net
Timber	$232,987,663	$4,116,992	$228,870,671
Timberlands	168,848,867	—	168,848,867

Timber and Timberlands	$401,836,530	$4,116,992	$397,719,538

The timber and timberlands shown above reflect the Mahrt Timberland, which Wells Timberland REIT acquired on October 9, 2007 for a purchase price of approximately $400.0 million, exclusive of closing costs. Upon the acquisition of Mahrt Timberland, Wells Timberland REIT allocated the purchase price to tangible assets, consisting of timberland and timber, and intangible assets, consisting of below-market in-place ground leases in which Wells Timberland REIT is the lessee. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the remaining terms of the respective leases. Wells Timberland REIT had gross below-market lease assets of approximately $1.0 million as of December 31, 2007 and recognized amortization of this asset of approximately $38,000 in 2007.

As of December 31, 2007, the net below-market lease asset will be amortized as follows:

For the year ending December 31:
2008	$166,441
2009	166,441
2010	166,441
2011	166,441
2012	166,441
Thereafter	166,736

$998,941

Weighted-Average Amortization Period	7 years

As of December 31, 2007, the Mahrt Timberland contained an estimated 11.6 million tons of merchantable timber inventory, approximately 6.4 million tons of which was pine. The remaining merchantable timber contained various hardwood species. As of December 31, 2007, the Mahrt Timberland contains plantations of different age classes ranging from one to 75 years.

4.	NOTES PAYABLE

The following table summarizes the terms of Wells Timberland REIT’s indebtedness outstanding as of December 31, 2007. Well Timberland REIT had no outstanding indebtedness as of December 31, 2006:

Facility	Rate	Term Debt or Interest Only	Maturity	Amount Outstanding as of December 31, 2007
MWV Promissory Note	LIBOR + 5bp	Interest Only	10/9/2027	$397,979,000
Senior Loan	LIBOR + 125 to 175bp(1)	Interest Only	9/9/2010	$212,000,000
Mezzanine Loan	9.0%(2)	Term Debt	10/17/2008(2)	$149,598,170

(1)	Wells Timberland REIT is party to an interest rate swap agreement that fixes the LIBOR-based portion of the interest rate for certain portions of the Senior Loan at 4.905% per annum (see Note 5).
(2)

The terms of the Mezzanine Loan were amended on February 29, 2008 to change the amounts and extend the dates of the mandatory repayment requirements, to increase the annual interest rate to 11.0%, and to extend the maturity date to March 2, 2009, provided that all of the mandatory repayment requirements are met.

Wells Timberland REIT funded the majority of the purchase price for the Mahrt Timberland by delivering a note payable to the seller of approximately $398.0 million (the “MWV Promissory Note”). The MWV Promissory Note is supported by a standby letter of credit, which was issued by Wachovia Bank, N.A. (“Wachovia”) and is secured by deposits in the amount of approximately $407.9 million held by Wachovia (the “Deposit Account”), the majority of which is comprised of a certificate of deposit purchased from Wachovia (see Note 5).

Wells Timberland REIT funded the Deposit Account and closing costs related to the Mahrt Timberland acquisition through a combination of (i) $372.0 million of debt financing, (ii) approximately $32.1 million from the issuance and sale of Wells Timberland preferred stock (see Note 9), and (iii) approximately $18.0 million of funds raised through Wells Timberland REIT’s public offering. On October 9, 2007, Wells Timberland REIT entered into debt financing arrangements with CoBank, ACB (“CoBank”) and Wachovia for a first and a second mortgage loan, respectively.

Wells Timberland REIT holds a first mortgage loan in the amount of $212.0 million with CoBank that bears interest at an adjustable rate based on one-, two-, or three-month London Interbank Offer Rate (“LIBOR”) plus a margin that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt

Timberland at the time of determination (the “Senior Loan”). Such interest rate would increase by 2% per year in the event of a default. The Senior Loan may be voluntarily prepaid at any time without penalty, and is subject to mandatory prepayment from (i) any proceeds generated from the sales or other dispositions of timber and the Mahrt Timberland, and (ii) from proceeds of Wells Timberland REIT’s public offering once the second mortgage loan discussed below has been repaid. The credit agreement for the Senior Loan contains various affirmative and negative covenants customary for loans of this type, including a minimum debt service coverage ratio. The terms of the Senior Loan permit Wells Timberland REIT to make distributions to shareholders upon the attainment of a ratio of less than 40% of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination.

The Senior Loan is secured by a first mortgage on the Mahrt Timberland, a senior security interest in a revenue account that will hold all revenue generated by the Mahrt Timberland less Wells Timberland REIT’s budgeted monthly operating expenses (“Revenue Account”), and a second security interest in all funds raised through Wells Timberland REIT’s public offering. The Senior Loan is also secured by a first priority lien on all other assets of Wells Timberland REIT, including rights under the Mahrt Timberland timber agreements (see Note 6).

Wells Timberland REIT holds a second mortgage loan in the amount of $160.0 million with Wachovia (the “Mezzanine Loan”), which incurred interest at an annual rate of 9.0% through December 31, 2007 and currently incurs interest at an annual rate of 11.0%. In the event of a default, the Mezzanine Loan interest rate would increase by 2% per annum. The Mezzanine Loan may be voluntarily prepaid at any time, subject to prepayment fees decreasing from 9.45% to 0.65% of the amount prepaid, depending upon the date of prepayment. The Mezzanine Loan is subject to total mandatory reductions of $40.0 million by June 30, 2008, $70.0 million by August 29, 2008, and $100.0 million by October 17, 2008. Provided that these repayment requirements are met, the maturity date of the Mezzanine Loan will extend to March 2, 2009, and any remaining principal balances outstanding will become due and payable on March 2, 2009. Additionally, the Mezzanine Loan is subject to mandatory prepayment from the proceeds of Wells Timberland REIT’s public offering and, after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, from the proceeds of sales or other dispositions of timber and the Mahrt Timberland. All such mandatory prepayments are subject to the prepayment fee described above. The Mezzanine Loan is secured by a second mortgage in the Mahrt Timberland, a first security interest in all funds raised through Wells Timberland REIT’s public offering prior to the repayment of the Mezzanine Loan, and a second security interest in the Revenue Account. The Mezzanine Loan is also secured by a second priority lien on all other assets of Wells Timberland REIT, including rights under the Mahrt Timberland timber agreements (see Note 6). Finally, the Mezzanine Loan is guaranteed by Wells Real Estate Funds, Inc. (“WREF”), sole owner of Wells Capital.

5.	FINANCIAL INSTRUMENTS

Certificate of Deposit

On October 9, 2007, Wells Timberland REIT purchased a certificate of deposit from Wachovia for approximately $398.0 million (the “Certificate of Deposit”). The Certificate of Deposit was funded with proceeds from the Senior Loan, the Mezzanine Loan, and proceeds from the sale of Wells Timberland REIT’s common and preferred stock and is included in investment in timber, timberland, and related assets on the accompanying consolidated statements of cash flows. The Certificate of Deposit earns interest at an annual rate of LIBOR plus 0.50% and matures on October 12, 2027. The Certificate of Deposit is part of the Deposit Account pledged to Wachovia in favor of the standby letter of credit that supports the MWV Promissory Note. The interest earned on the Certificate of Deposit is intended to be sufficient to service interest expense incurred on the MWV Promissory Note.

MWV Promissory Note Reserve Account

During the fourth quarter of 2007, Wells Timberland REIT invested approximately $4.0 million in short-term investments, as required under the terms of the MWV Promissory Note (the “MWV Promissory Note Reserve

Account”). The MWV Promissory Note Reserve Account secures the MWV Promissory Note delivered to the seller of the Mahrt Timberland. The MWV Promissory Note Reserve is recorded as restricted cash and cash equivalents in the accompanying consolidated balance sheets.

Allstate Annuity

On October 9, 2007, Wells Timberland REIT purchased an annuity from Allstate Life Insurance Company for approximately $2.4 million (the “Allstate Annuity”). The Allstate Annuity earns interest at 5.18% and will provide annual payments of approximately $0.2 million to Wells Timberland REIT or its designated payee through its maturity date of October 9, 2027. Wells Timberland REIT has designated Wachovia as the payee under the Allstate Annuity in order to compensate Wachovia for issuing the standby letter of credit that supports the MWV Promissory Note. The Allstate Annuity is recorded as prepaid expenses and other assets in the accompanying consolidated balance sheet. Interest earned on the Allstate Annuity is recorded as interest income, and the annual payments made to Wachovia are recorded as interest expense in the accompanying consolidated statements of operations.

Interest Rate Swap Agreements

Wells Timberland REIT has entered into interest rate swaps in order to mitigate its interest rate risk on related financial instruments. Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, Wells Timberland REIT’s derivatives may not qualify for hedge accounting treatment.

Wells Timberland REIT has entered into an interest rate swap agreement with Wachovia to hedge its exposure to the Senior Loan’s variable interest rate (the “Wachovia Interest Rate Swap”). The Wachovia Interest Rate Swap has an effective date of October 16, 2007 and runs through the maturity date of the Senior Loan (September 9, 2010). From October 16, 2007 through October 24, 2008, the notional amount covered by the Wachovia Interest Rate Swap equals $212.0 million. From October 25, 2008 through September 9, 2010, the notional amount covered by the Wachovia Interest Rate Swap equals $106.0 million. Under the terms of the Wachovia Interest Rate Swap, from October 16, 2007 to October 24, 2008, Wells Timberland REIT will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $212.0 million of the Senior Loan. From October 25, 2008 through the Senior Loan maturity date, Wells Timberland REIT will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million of the Senior Loan. The Wachovia Interest Rate Swap effectively fixes the interest rate on the Senior Loan at 6.405% through October 24, 2008. From October 25, 2008 through the Senior Loan maturity date, the Wachovia Interest Rate Swap effectively fixes the interest rate on $106.0 million of the Senior Loan at 6.405%. The remaining amount outstanding under the Senior Loan will bear interest at LIBOR plus margin. As of December 31, 2007, Wells Timberland REIT recognized a loss on the Wachovia Interest Rate Swap of approximately $4,065,000, which is made up of a loss on the change in fair value of approximately $4,043,000 and interest paid of approximately $22,000. The loss on the Wachovia Interest Rate Swap is recorded as loss on interest rate swaps in the accompanying statements of operations.

Wells Timberland REIT has entered into an interest rate swap agreement (the “JP Morgan Interest Rate Swap”) with JP Morgan Chase Bank (“JP Morgan”) to hedge its exposure to variable interest rates related to the Certificate of Deposit and MWV Promissory Note, which reset five days apart. The JP Morgan Interest Rate Swap has an effective date of October 9, 2007 and terminates October 9, 2027. Under the terms of the JP Morgan Interest Rate Swap, Wells Timberland REIT will pay to JP Morgan an amount equal to the interest earned by the Certificate of Deposit and will receive from JP Morgan an amount equal to the interest incurred by the MWV Promissory Note. As such, any differential in the interest earned by the Certificate of Deposit and incurred by the MWV Promissory Note resulting from a mismatching of the LIBOR reset dates has been transferred to JP Morgan for the full term of the MWV Promissory Note. As of December 31, 2007, Wells Timberland REIT recognized a loss on the JP Morgan Interest Rate Swap of approximately $342,000, which is made up of a loss on the change in fair value of approximately $354,000 and interest received of approximately $12,000. The gain on the JP Morgan Interest Rate Swap is included in loss on interest rate swaps in the accompanying statements of operations.

Fair Value of Financial Instruments

As of December 31, 2007, the carrying value of the Certificate of Deposit, the MWV Promissory Note Reserve Account, the Allstate Annuity, the MWV Promissory Note, the Senior Loan, the Wachovia Interest Rate Swap, and the JP Morgan Interest Rate Swap approximated their respective fair values. As of December 31, 2007, the estimated fair value of the Mezzanine Loan was approximately $145.5 million. To calculate the fair value of the Mezzanine Loan as of December 31, 2007, Wells Timberland REIT used a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	COMMITMENTS AND CONTINGENCIES

MeadWestvaco Timber Agreements

In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco Subsidiary”). The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco Subsidiary plus a portion of the gross proceeds received from MeadWestvaco Subsidiary under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco Subsidiary will purchase specified amounts of timber, including pine pulpwood, hardwood pulpwood, chip-n-saw, and pine sawlogs, from Wells Timberland TRS at specified prices per ton of timber, depending upon the type of timber. The fiber supply agreement is subject to market pricing adjustments after August 14, 2008. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco Subsidiary in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland.

FRC Timberland Management

On October 9, 2007, Wells Timberland REIT entered into a timberland management agreement with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland management agreement, FRC will manage and operate the Mahrt Timberland and the related timber operations including ensuring delivery of timber to MeadWestvaco in compliance with the Timber Agreements. In consideration for rendering the services described in the timberland management agreement, Wells Timberland REIT will pay FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on net revenues generated by the Mahrt Timberland. The incentive fees are payable annually in arrears. The timberland management agreement has a term of five years with the option to extend for one-year periods and may be terminated by either party with mutual consent or by Wells Timberland REIT with or without cause upon providing 180 days’ prior written notice.

Obligations under Operating Leases

Wells Timberland REIT owns leasehold interests related to the use and occupancy of approximately 94,744 acres of timberland. These operating leases have expiration dates ranging from 2008 through 2022. Approximately 50,927 acres of these leased timberlands are leased to us under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for annual rental payments of $3.10 per acre plus an additional payment based on the change in the Producer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. This annual rental payment adjustment increased the per-acre lease rate to approximately $17.71 for 2007, which is the rate used to calculate the following remaining required payments under the terms of the operating leases as of December 31, 2007:

2008	$2,150,600
2009	2,067,879
2010	1,965,911
2011	1,855,958
2012	1,689,760
Thereafter	11,827,059

$21,557,167

Litigation

Wells Timberland REIT is from time to time a party to legal proceedings, which arise in the ordinary course of its business. Wells Timberland REIT is not currently involved in any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells Timberland REIT. Wells Timberland REIT is not aware of any such legal proceedings contemplated by governmental authorities.

7.	MINORITY INTEREST

On November 9, 2005, Wells Timberland OP issued 20,000 common units to Wells Timberland REIT and 200 common units to Wells Capital in exchange for $200,000 and $2,000, respectively. On December 28, 2006, Wells Capital transferred to Wells TIMO all of its common units of Wells Timberland OP. The common units held by Wells Timberland REIT and Wells TIMO represent limited partnership interests in Wells Timberland OP of approximately 99% and 1%, respectively.

Limited partners holding common units representing limited partnership interests in Wells Timberland OP have the option to redeem such units after the units have been held for one year. Unless Wells Timberland REIT exercises its right to purchase common units of Wells Timberland OP for shares of its common stock, Wells Timberland OP would redeem such units with cash.

On November 9, 2005, Wells Timberland OP also issued 100 special units to Wells Capital for $1,000. On December 28, 2006, Wells Capital transferred to Wells TIMO all of its special units of Wells Timberland OP. The holder of special units does not participate in the profits and losses of Wells Timberland OP. Amounts payable to the holder of the special units, if any, will depend on the amount of net sales proceeds received from property dispositions or the market value of Wells Timberland REIT’s shares upon listing, or the fair market value of Wells Timberland REIT’s assets upon the termination of the Advisory Agreement without cause (see Notes 8 and 12).

8.	SPECIAL UNITS

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

In the event of a redemption upon listing, Wells Timberland OP would pay the redemption amount in the form of shares of common stock of Wells Timberland REIT. The redemption payment due upon a Termination Event, other than a termination for cause, is equal to the aggregate amount of net sales proceeds that would have been distributed to the holder of the special units as described above if, on the date of the occurrence of the Termination Event, all assets of Wells Timberland OP have been sold for their then fair market values and all liabilities of Wells Timberland OP had been satisfied in full according to their terms. In the event of a Termination Event without cause, Wells Timberland OP would make the one-time payment in the form of a non-interest-bearing promissory note in an amount equal to the redemption amount. The promissory note will be repaid from net proceeds of the sale of Wells Timberland OP’s assets in connection with or following the Termination Event. In the event of a Listing Liquidity Event subsequent to a Termination Event, the promissory note would be cancelled in exchange for shares of Wells Timberland REIT’s common stock equal in market value to the outstanding balance of the promissory note.

In the event Wells Timberland REIT terminates the Advisory Agreement for cause, which includes fraud, criminal conduct, willful misconduct, willful or grossly negligent breach of fiduciary duty, and a material breach of the Advisory Agreement by Wells TIMO, Wells Timberland OP would redeem the special units for $1.00.

9.	STOCKHOLDERS’ EQUITY

General

Wells Timberland REIT’s charter authorizes it to issue 1.0 billion shares of capital stock, consisting of 900 million common shares and 100 million preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions (subject to any preferential rights of any shares of preferred stock that may be issued in the future) as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion, or exchange rights. As of December 31, 2007, Wells Timberland REIT has issued 4.3 million shares of common stock, including 20,000 shares of common stock to Wells Capital, which were subsequently transferred to Wells TIMO on December 28, 2006.

Wells Timberland REIT is authorized to issue one or more series of preferred shares, par value of $0.01 per share. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends, and other distributions, qualifications, and terms and conditions of redemption of such shares. At a meeting held on

September 24, 2007, the board of directors unanimously approved the designation, issuance, and sale of up to 35,000 shares of Series A preferred stock to WREF for the purchase price of $1,000 per share. On October 9, 2007, Wells Timberland REIT issued 32,128 shares of Series A preferred stock to WREF in exchange for approximately $32.1 million, or $1,000 per share. Dividends will accrue on the Series A preferred stock at the rate per annum of 8.5% of the Series A issue price, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series A preferred stock. If authorized by Wells Timberland REIT’s board of directors, accruing dividends on the Series A preferred stock are payable on September 30, 2010 and on September 30 of each year thereafter. Wells Timberland REIT’s Series A preferred stock is not convertible into shares of Wells Timberland REIT’s common stock. If Wells Timberland REIT is liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of Wells Timberland REIT’s common stock or any other class or series of Wells Timberland REIT’s capital stock ranking junior on liquidation to the Series A preferred stock. As of December 31, 2007 and 2006, dividends payable on the Series A preferred stock of approximately $0.6 million and $0 are included in preferred stock in the accompanying consolidated statements of stockholders’ equity (deficit).

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

The exercise price of any award shall not be less than the fair market value of the common stock on the date of the grant. The board of directors or a committee of the independent directors administers the incentive plan, with sole authority (following consultation with Wells TIMO) to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting, and/or exercise of the awards would jeopardize Wells Timberland REIT’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under Wells Timberland REIT’s charter. Unless determined by the board of directors or a committee of the independent directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

In addition to cash compensation, upon the appointment of an independent director to Wells Timberland REIT’s board, each director receives a grant of options to purchase 2,500 shares of its common stock. Of the options granted, one-third are immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These initial grants of options are anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she will receive a subsequent grant of options to purchase 1,000 shares of Wells Timberland REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant. A summary of stock option activity under Wells Timberland REIT’s stock incentive plan during the years ended December 31, 2007 and 2006, follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2005	—
Granted	10,000	$10

Outstanding as of December 31, 2006	10,000	$10	3,333
Granted	—	—
Outstanding as of December 31, 2007	10,000	$10	6,667

Wells Timberland REIT estimated the fair value of each stock option granted in 2006 as of the respective grant date using the Black-Scholes-Merton model with the following assumptions:

	Options granted on May 25, 2006	Options granted on February 2, 2006
Risk-free rate	4.86%	4.42%
Projected future dividend yield	3.00%	3.00%
Expected life of the options	5.5 years	5.5 years
Volatility	0.272	0.283

As none of the options described above have been exercised, Wells Timberland REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (one year). As Wells Timberland REIT’s common stock is not publicly traded, Wells Timberland REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of companies that are similar to Wells Timberland REIT other than being publicly traded. Based on the above assumptions, the fair value of the options granted during the year ended December 31, 2006 equaled approximately $25,000 and was amortized to compensation expense over the weighted-average vesting period of one year.

Distribution Reinvestment Plan

Wells Timberland REIT has adopted a distribution reinvestment plan (“DRP”) through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into shares of Wells Timberland REIT’s common stock in lieu of receiving cash distributions. Shares may be purchased under the DRP for a price equal to: (i) during Wells Timberland REIT’s initial offering, $9.55 per share; (ii) during any subsequent public equity offering, 95.5% of the offering price per share in such offering; and (iii) for the first 12 months subsequent to the close of Wells Timberland REIT’s last public equity offering prior to the listing of its shares on a national securities exchange, 95.5% of the most recent offering price per share. After that 12-month period, Wells Timberland REIT will publish a per-share valuation determined by Wells TIMO or another firm chosen for that purpose, and distributions will be reinvested at a price equal to the most recently published per-share estimated value. Participants in the DRP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of Wells Timberland REIT’s common stock.

Share Redemption Plan

The board of directors of Wells Timberland REIT has adopted a share redemption plan (“SRP”). The SRP allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. The SRP provides that Wells Timberland REIT may repurchase a stockholder’s common stock for $9.10 per share during Wells Timberland REIT’s initial offering. However, the terms of the Mezzanine Loan obtained in connection with the acquisition of the Mahrt Timberland prohibit Wells Timberland REIT from redeeming any Wells Timberland REIT stockholders’ shares under the SRP (except in cases of death or disability) until this loan is repaid in full (see Note 4).

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

The shares redeemed under the SRP, other than upon the death or qualifying disability of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The board of directors could amend or terminate the share redemption plan upon 30 days’ written notice or prior to satisfaction of either of the preconditions to adoption noted above. No shares were redeemed under the SRP during the years ended December 31, 2007 and 2006.

10.	RECREATIONAL LEASES

Wells Timberland REIT leases certain access rights to portions of the Mahrt Timberland to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. Wells Timberland REIT retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2007, approximately 275,000 acres, or 96.6%, of the Mahrt Timberland have been leased to tenants under operating leases that expire in May 2008. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the term of the respective recreational leases and recognized as other revenue. As of December 31, 2007, approximately $1.0 million of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2007, 2006, and the period from November 10, 2005 through December 31, 2005, Wells Timberland REIT recognized rental income related to recreational leases of approximately $0.5 million, $0, and $0, respectively.

11.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2007 and 2006, and the period from November 10, 2005 (date of inception) through December 31, 2005:

	2007	2006	2005
Timber assets acquired with note payable to seller	$397,979,000	$—	$—

Other liabilities assumed upon acquisition of timber assets	$288,370	$—	$—

Amortization of stock options	$4,200	$21,000	$—

Commissions on stock sales and related dealer-manager fees due to affiliate	$129,068	$—	$—

Other offering costs due to affiliate	$290,090	$—	$—

Discounts applied to issuance of common stock	$196,662	$—	$—

12.	RELATED-PARTY TRANSACTIONS

Advisory Agreement

Wells Timberland REIT entered into an Advisory Agreement with Wells Capital as of November 9, 2005, which became effective on August 11, 2006 and was amended and restated as of August 24, 2006 and March 23, 2007. Wells Capital assigned its rights and duties under the Advisory Agreement to Wells TIMO on December 15, 2006. This Advisory Agreement was renewed on August 21, 2007 and is effective through August 11, 2008.

Pursuant to the Advisory Agreement, Wells TIMO is entitled to the following fees and reimbursements:

•

Reimbursement of organization and offering costs paid by Wells TIMO and its affiliates on behalf of Wells Timberland REIT, not to exceed 1.2% of gross offering proceeds. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds, all organization and offering costs will be incurred by Wells TIMO and not by Wells Timberland REIT.

•

Monthly asset management fees equal to one-twelfth of 1.0% of the greater of (i) the gross cost of all investments made on behalf of Wells Timberland REIT and (ii) the aggregate value of such investments. Wells TIMO may engage experienced timber management companies to assist Wells TIMO with certain of its asset management responsibilities under the Advisory Agreement, including investing in timberland and selling timber on behalf of Wells Timberland REIT. Any timber asset managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts.

•

Reimbursement for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide.

•

For any property sold by Wells Timberland REIT, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by Wells Timberland REIT’s independent directors), Wells Timberland REIT will pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by Wells Timberland REIT’s board of directors, including a majority of the independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property.

The current Advisory Agreement has a one-year term that began on August 11, 2007, the effective date of the Advisory Agreement, and renews for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed for the payments described in Note 8.

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. For the years ended December 31, 2007 and 2006 and the period from November 10, 2005 (date of inception) through December 31, 2005, Wells TIMO and its affiliates had incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $2.7 million, $1.5 million, and $0.6 million, respectively.

Dealer-Manager Agreement

Wells Timberland REIT has executed a dealer-manager agreement, whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for Wells Timberland REIT’s initial offering. For these services, WIS shall earn a fee of up to 7.0% of the gross offering proceeds from the sale of Wells Timberland REIT’s shares. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be reallocated to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution DRP. For the years ended December 31, 2007 and 2006 and the period from November 10, 2005 (date of inception) through December 31, 2005, Wells Timberland REIT has incurred approximately $0.8 million, $0, and $0, respectively, in dealer-manager fees to WIS.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the years ended December 31, 2007, 2006, and the period from November 10, 2005 (date of inception) through December 31, 2005:

	2007	2006	2005
Commissions(1) (2)	$3,010,071	$—	$—
Administrative reimbursements	2,312,902	672,011	—
Dealer-manager fees(1)	774,018	—	—
Asset management fees	671,198	—	—
Other offering costs(1)	511,218	—	—

Total	$7,279,407	$672,011	$—

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions were reallowed to participating broker/dealers during 2007, 2006, and 2005.

Wells Timberland REIT incurred no related-party disposition fees during the years ended December 31, 2007, 2006, and the period from November 10, 2005 (date of inception) through December 31, 2005.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
Administrative reimbursements due to Wells TIMO	$3,016,024	$776,918
Asset management fees due to Wells TIMO	671,198	—
Other offering cost reimbursements due to Wells TIMO	290,090	—
Commissions and dealer-manager fees due to WIS	129,068	—

Total	$4,106,380	$776,918

Series A Preferred Stock

On October 9, 2007, Wells Timberland REIT issued 32,128 shares of Series A preferred stock to WREF in exchange for approximately $32.1 million, or $1,000 per share (see Note 9).

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

Additionally, one of Wells Timberland REIT’s independent board of directors also serves on the board of another REIT sponsored by Wells Capital and, accordingly, may encounter certain conflicts of interest regarding investment and operations decisions.

Economic Dependency

Wells Timberland REIT engaged Wells TIMO and WIS to provide certain services essential to Wells Timberland REIT, including asset management services, supervision of the management of properties owned by Wells Timberland REIT, asset acquisition and disposition services, the sale of shares of Wells Timberland REIT’s common stock, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. Wells TIMO and WIS are dependent on Wells Capital to provide certain services that are essential to their operations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells Timberland REIT is dependent upon Wells Capital, Wells TIMO, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital, WIS, and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of WREF-sponsored investment products. In addition, WREF guarantees the Mezzanine Loan held by Wells Timberland REIT (see Note 4). As of December 31, 2007, Wells Timberland REIT believes that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

Wells Timberland REIT will also be dependent upon the ability of its customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on Wells Timberland REIT’s results of operations.

13.	INCOME TAXES

Wells Timberland REIT’s income tax basis net income for the years ended December 31, 2007 and 2006, and the period from November 10, 2005 (date of inception) through December 31, 2005 is as follows:

	2007	2006	2005
GAAP basis financial statement net loss	$(17,346,062)	$(669,011)	$—
Increase (decrease) in net loss resulting from:
Net loss on interest rate swaps that do not qualify for hedge accounting treatment	4,407,740	—
Unearned hunting club revenue	894,695
Start-up expenses, net of amortization	1,305,683	669,011	—
Amortization of stock options	4,200	—	—
Loan cost amortization	(420,536)
Other expenses for income tax purposes in excess of amounts for financial reporting purposes	(20,000)	—	—

Income tax basis net loss	$(11,174,280)	$—	$—

Wells Timberland REIT records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. Components of the deferred tax asset and deferred tax liability as of December 31, 2007 and 2006 are as follows:

	As of December 31,
	2007	2006
Deferred tax asset:
Net operating loss carryforward	$4,221,659	$—
Net loss on interest rate swaps	1,665,244	—
Start-up expenses	757,995	225,683
Unearned revenue	339,603	—

Total deferred tax asset	6,984,501	—

Deferred tax liability
Deferred loan costs	(158,879)	—
Other	(20,068)	—

Total deferred tax liability	(178,947)	—

Valuation allowance	(6,805,554)	(225,683)

Deferred tax asset, net	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2007, Wells Timberland REIT has certain deferred tax assets for which a valuation allowance of approximately $6.8 million has been provided due to uncertainty of future realization of these deferred tax assets. At December 31, 2006, Wells Timberland REIT had certain deferred tax assets for which a valuation allowance of approximately $0.2 million had been provided due to uncertainty of future realization of these deferred tax assets. At December 31, 2007, Wells Timberland REIT had net operating loss carryforwards of approximately $11.2 million, which will expire, if not utilized, in 2027.

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells Timberland REIT’s effective tax rate for the years ended December 31, 2007 and 2006 and the period from November 10, 2005 (date of inception) through December 31, 2005 is as follows:

	2007	2005	2005
Federal statutory income tax rate	34.00%	—	—
State income taxes, net of federal benefit	3.78%	—	—
Valuation allowance	(37.78%)	—	—

Effective tax rate	—	—	—

The difference between the federal statutory tax rate and effective tax rate relates primarily to the state statutory rates, meals and entertainment, and valuation allowance. As of December 31, 2007 and 2006, the tax basis carrying value of Wells Timberland REIT’s total assets was approximately $827.4 million and approximately $1.0 million, respectively.

14.	QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$8,273,933
Operating loss	$(236,808)	$(406,424)	$(683,013)	$(3,032,987)
Net loss	$(236,808)	$(406,424)	$(683,013)	$(16,019,817)
Net loss available to common stockholders	$(236,808)	$(406,424)	$(683,013)	$(16,649,437)
Basic and diluted net loss per share available to common stockholders(1)	$(11.84)	$(20.32)	$(0.76)	$(5.39)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$—
Operating loss	$(108,957)	$(88,573)	$(254,019)	$(217,462)
Net loss	$(108,957)	$(88,573)	$(254,019)	$(217,462)
Net loss available to common stockholders	$(108,957)	$(88,573)	$(254,019)	$(217,462)
Basic and diluted net loss per share available to common stockholders	$(5.45)	$(4.43)	$(12.70)	$(10.87)

(1)	The sum of the quarterly amounts does not equal loss per share for the year ended December 31, 2007 due to the increase in weighted-average shares outstanding over the year.

15.	SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From January 1, 2008 through February 29, 2008, Wells Timberland REIT raised approximately $12.4 million through the issuance of approximately 1.2 million shares of common stock under its public offering. As of February 29, 2008, approximately 69.5 million shares remained available for sale to the public under the public offering, exclusive of shares available under the DRP.

EXHIBIT INDEX

TO

2007 FORM 10-K

OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”)

3.2	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on November 10, 2005 (the “Original Registration Statement”))

3.3	Certificate of First Amendment to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on February 11, 2008) (“Post-Effective Amendment No. 3”))

3.4	Articles Supplementary dated September 28, 2007 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery Form (incorporated by reference to Appendix A to Post-Effective Amendment No. 3)

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix B to Post-Effective Amendment No. 3)

4.3	Description of Share Redemption Plan (included in Post-Effective Amendment No. 3 under the caption “Description of Shares—Share Redemption Plan”)

4.4	Amended and Restated Escrow Agreement between registrant and the escrow agent (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”))

4.5	Amended and Restated Escrow Agreement between registrant and the escrow agent (for Pennsylvania Residents) (incorporated by reference to Exhibit 4.5 to the Second Quarter Form 10-Q)

10.1	Amended and Restated Advisory Agreement dated as of December 13, 2007 and effective as of August 11, 2007 by and among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, Inc. (incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-129651) as filed with the Commission on December 14, 2007) (“Post-Effective Amendment No. 2”))

10.2	Second Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-129651) as filed with the Commission on April 3, 2007) (“Post-Effective Amendment No. 1”))

10.3	Amended and Restated 2005 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Second Quarter Form 10-Q)

10.4	Amendment to Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1)

10.5	Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Third Quarter Form 10-Q”))

Exhibit Number	Description
10.6	Amendment No. 1 dated as of September 14, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Third Quarter Form 10-Q)

10.7	Amendment No. 2 dated as of September 27, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.3 to the Third Quarter Form 10-Q)

10.8	Amendment No. 3 dated as of October 4, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.4 to the Third Quarter Form 10-Q)

10.9	Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, CoBank, ACB, as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2)

10.10	Amendment No. 1 dated as of November 26, 2007 to the Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, CoBank, ACB, as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2)

10.11	Limited Guaranty dated as of October 9, 2007 between Wells Timberland REIT, Inc., as the guarantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2)

10.12	Guaranty dated as of October 9, 2007 between Wells Timberland TRS, Inc., as the guarantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2)

10.13	Guaranty dated as of October 9, 2007 between Wells TRS Harvesting Operations, LLC, as the guarantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2)

10.14	Pledge Agreement dated as of October 9, 2007 among Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, as the grantors, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2)

10.15	Security Agreement dated as of October 9, 2007 among Timberland II, LLC, Wells Timberland Acquisition, LLC, as the borrowers and grantors, Wells TRS Harvesting Operations, LLC, as an additional grantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 2)

10.16	Equity Raise Account Security Agreement dated as of October 9, 2007 between Wells Timberland REIT, Inc., as the grantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2)

10.17	Georgia Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2)

10.18	Alabama Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2)

Exhibit Number		Description
10.19		Georgia Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2)

10.20		Alabama Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 2)

10.21		Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2)

10.22		Amendment No. 1 dated November 26, 2007 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 2)

10.23	*	Amendment No. 2 dated February 29, 2008 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders

10.24		Secured Guaranty dated as of October 9, 2007 between Wells Real Estate Funds, Inc., as the guarantor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 2)

10.25		Limited Guaranty dated as of October 9, 2007 between Wells Timberland REIT, Inc., as the guarantor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 2)

10.26		Guaranty dated as of October 9, 2007 between Wells TRS Harvesting Operations, LLC, as the guarantor, and Wachovia Bank, NA., and the subordinated administrative agent (incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 2)

10.27		Subordinated Security Agreement dated as of October 9, 2007 among Timberlands II, LLC, Wells Timberland Acquisitions, LLC, as the borrowers and guarantors, Wells TRS Harvesting Operations, LLC, as the additional grantor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2)

10.28		Pledge Agreement dated as of October 9, 2007 among MWV SPE, LLC, Wells Timberland Operating Partnership L.P., as the grantors, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2)

10.29		Secured Guaranty Pledge Agreement dated as of October 9, 2007 between Wells Advisory Services I, LLC, as the pledgor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2)

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 2)

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

4