Form 10-Q
period 2008-03-31
Wells Timberland REIT, Inc.
filed 2008-05-14
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-129651

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of April 30, 2008: 7,219,176 shares

FORM 10-Q

WELLS TIMBERLAND REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of Wells Timberland REIT, Inc. and subsidiaries (“Wells Timberland REIT,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of some of the risks and uncertainties, although not all, of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity (deficit), and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2007. Wells Timberland REIT’s results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$2,964,223	$1,474,780
Restricted cash and cash equivalents	12,712,537	13,808,547
Certificate of deposit	397,979,000	397,979,000
Accounts receivable	98,563	145,207
Prepaid expenses and other assets	7,870,852	8,431,010
Deferred financing costs, less accumulated amortization of $4,006,889 and $1,912,732 as of March 31, 2008 and December 31, 2007, respectively	5,915,950	8,010,107
Timber assets, at cost:
Timber and timberlands, net of accumulated depletion of $9,606,190 and $4,116,992 as of March 31, 2008 and December 31, 2007, respectively	390,296,631	397,719,538
Intangible lease assets, less accumulated amortization of $79,522 and $37,912 as of March 31, 2008 and December 31, 2007, respectively	957,331	998,941

Total assets	$818,795,087	$828,567,130

Liabilities:
Accounts payable and accrued expenses	$6,797,079	$6,794,825
Due to affiliates	5,885,153	4,106,380
Other liabilities	8,397,015	5,044,927
Notes payable:
MWV promissory note	397,979,000	397,979,000
Senior loan (Note 4)	209,537,008	212,000,000
Mezzanine loan (Note 4)	133,437,931	149,598,170

Total liabilities	762,033,186	775,523,302
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized: 8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of March 31, 2008 and December 31, 2007	33,436,609	32,757,620
Common stock, $0.01 par value; 900,000,000 shares authorized; 6,380,044 and 4,320,101 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	63,800	43,201
Additional paid-in capital	56,061,238	38,258,080
Accumulated deficit	(32,799,746)	(18,015,073)

Total stockholders’ equity	56,761,901	53,043,828

Total liabilities and stockholders’ equity	$818,795,087	$828,567,130

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2008	2007
Revenues:
Timber sales	$10,551,366	$—
Timberland sales	4,024,273	—
Other revenues	693,163	—

	15,268,802	—
Expenses:
Contract logging and hauling costs	5,195,127	—
Depletion	5,489,198	—
Cost of timberland sales	2,557,581
General and administrative expenses	1,173,684	236,808
Asset and forestry management fees:
Related-party	1,006,797	—
Other	504,278	—
Land rent expense	604,037	—
Other operating expenses	266,381	—

	16,797,083	236,808

Operating loss	(1,528,281)	(236,808)

Other income (expense):
Interest income	4,897,812	—
Interest expense	(13,085,646)	—
Loss on interest rate swaps	(5,068,558)	—

	(13,256,392)	—

Net loss	(14,784,673)	(236,808)
Dividends to preferred shareholders	(678,989)	—

Net loss available to common shareholders	$(15,463,662)	$(236,808)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(2.94)	$(11.84)

Weighted-average common shares outstanding—basic and diluted	5,258,330	20,000

See accompanying notes

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2006	20,000	$200	—	$—	$220,800	$(669,011)	$(448,011)
Issuance of common stock	4,300,101	43,001	—	—	42,958,007	—	43,001,008
Issuance of preferred stock	—	—	32,128	32,128,000	—	—	32,128,000
Dividends on preferred stock	—	—	—	629,620	(629,620)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(3,784,089)	—	(3,784,089)
Other offering costs	—	—	—	—	(511,218)	—	(511,218)
Net loss	—	—	—	—	—	(17,346,062)	(17,346,062)
Amortization of stock options	—	—	—	—	4,200	—	4,200

Balance, December 31, 2007	4,320,101	43,201	32,128	32,757,620	38,258,080	(18,015,073)	53,043,828
Issuance of common stock	2,089,943	20,899	—	—	20,878,528	—	20,899,427
Redemption of common stock	(30,000)	(300)	—	—	(299,700)	—	(300,000)
Dividends on preferred stock	—	—	—	678,989	(678,989)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(1,839,150)	—	(1,839,150)
Other offering costs	—	—	—	—	(257,531)	—	(257,531)
Net loss	—	—	—	—	—	(14,784,673)	(14,784,673)

Balance, March 31, 2008	6,380,044	$63,800	32,128	$33,436,609	$56,061,238	$(32,799,746)	$56,761,901

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(14,784,673)	$(236,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	5,489,198	—
Unrealized loss on interest rate swaps	4,371,854	—
Other amortization	41,610	—
Noncash interest expense	2,094,157	—
Stock-based incentive compensation expense	—	3,150
Basis of timberland sold	2,341,100
Changes in assets and liabilities:
Decrease in accounts receivable	46,644	—
Decrease in prepaid expenses and other assets	212,908	41,392
Increase in accounts payable and accrued expenses	2,254	—
Increase in due to affiliates	1,631,177	—
Decrease in other liabilities	(672,516)	—

Net cash provided by (used in) operating activities	773,712	(192,266)
Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(407,390))	—
Release of escrowed funds by lenders	1,096,010	—

Net cash provided by investing activities	688,620	—
Cash Flows from Financing Activities:
Repayments of Mezzanine Loan	(16,160,239)	—
Repayments of Senior Loan	(2,462,992)	—
Notes payable to affiliate	—	114,000
Due to affiliates	—	192,249
Issuance of common stock	20,840,502	—
Redemption of common stock	(300,000)	—
Commissions on stock sales and related dealer-manager fees paid	(1,890,160)	—

Net cash provided by financing activities	27,111	306,249

Net increase in cash and cash equivalents	1,489,443	113,983
Cash and cash equivalents, beginning of period	1,474,780	202,829

Cash and cash equivalents, end of period	$2,964,223	$316,812

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (unaudited)

1.	Organization

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) but has not yet qualified or elected to be taxed as a REIT. Wells Timberland REIT engages in the acquisition and ownership of timberland located throughout the United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006 (see Note 2). Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (as amended and restated, the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 7).

As of March 31, 2008, Wells Timberland REIT owned approximately 226,500 acres of timberland and held long-term leasehold interests in approximately 94,700 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher and better use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT expects to generate additional revenues and income from selling the rights to extract natural resources, other than timber, from timberland. Wells Timberland REIT holds various credit facilities outstanding as of March 31, 2008, which require interest and certain mandatory principal reduction payments that are payable during 2008 and 2009 (see Note 4). Wells Timberland REIT expects to generate sufficient cash flow from operations and future equity offerings to meet all such required principal and interest payment requirements.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock, of which 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering of $2.0 million on July 11, 2007. As of March 31, 2008, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering of approximately $63.9 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $5.6 million, other organization and offering expenses of approximately $0.8 million, and common stock redemptions of approximately $0.3 million under the share redemption program, Wells Timberland REIT had received aggregate net offering proceeds of approximately $57.2 million.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells Timberland REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year.

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

For further information, refer to the financial statements and footnotes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2007.

Income Taxes

Wells Timberland REIT is organized as a C Corporation and, accordingly, is subject to federal income taxes for those periods. Wells Timberland REIT accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for based upon the differences between the financial statement and income tax basis of assets and liabilities using currently enacted tax laws and the tax rates expected to be in effect when such taxes are incurred or recovered. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

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

Wells Timberland REIT intends, upon its qualification as and election to be taxed as a REIT, to treat Wells Timberland TRS as a taxable REIT subsidiary. At the point in time at which Wells Timberland REIT elects to be treated as a REIT, it may be beneficial for Wells Timberland REIT to perform certain non-customary services, including real estate or non-real estate related services, through Wells Timberland TRS. Earnings from services performed through Wells Timberland TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for Wells Timberland REIT to qualify as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 20% of value of the total assets of Wells Timberland REIT.

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

Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. SFAS 157 defines the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical term is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, Wells Timberland considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, Wells Timberland REIT looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, Wells Timberland REIT looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and Wells Timberland REIT must use alternative valuation techniques to derive a fair value measurement.

Wells Timberland REIT applied the provisions of SFAS 157 in recording its interest rate swaps at fair value. The valuation of the interest rate swaps was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The adoption of SFAS No. 157 did not have a material impact on Wells Timberland REIT’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was adopted by Wells Timberland REIT effective January 1, 2008. Wells Timberland REIT did not elect the fair value options available under this statement.

In November 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-6, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause (“Issue No 07-6”). Under Issue No. 07-6, the EITF reached a consensus that a buy-sell clause does not, in and of itself, constitute a prohibited form of continuing involvement that would prevent partial gain recognition. However, a buy-sell clause may be considered a form of prohibited continuing involvement if it includes (a) an option for the buyer to require the seller to repurchase the interest or (b) an option for the seller to require the buyer to sell the interest back to the seller. Issue No. 07-6 was effective for Wells Timberland REIT beginning January 1, 2008. The implementation of Issue No. 07-6 did not have a material effect on Wells Timberland REIT’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The additional disclosures include descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under FASB Statement No. 133, and how derivative instruments affect the entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for Wells Timberland REIT beginning January 1, 2009, with early adoption encouraged. Wells Timberland REIT is currently assessing the provisions and evaluating the financial impact of SFAS 161 on its consolidated financial statements.

3.	Timber and Timberlands

During the three months ended March 31, 2008, Wells Timberland REIT sold approximately 1,600 acres of timber and timberland for approximately $4.0 million. The basis in timber and timberlands sold was approximately $2.3 million. As of March 31, 2008 and December 31, 2007, timber and timberlands consisted of the following, respectively:

	As of March 31, 2008
	Gross	Accumulated Depletion	Net
Timber	$232,256,976	$9,606,190	$222,650,786
Timberlands	167,645,845	—	167,645,845

Timber and Timberlands	$399,902,821	$9,606,190	$390,296,631

	As of December 31, 2007
	Gross	Accumulated Depletion	Net
Timber	$232,987,663	$4,116,992	$228,870,671
Timberlands	168,848,867	—	168,848,867

Timber and Timberlands	$401,836,530	$4,116,992	$397,719,538

4.	Notes Payable

During the three months ended March 31, 2008, Wells Timberland REIT engaged in the following significant activities with respect to its notes payable:

On February 29, 2008, Wells Timberland REIT amended the mezzanine loan to (i) extend the first principal reduction date from February 29, 2008 to June 30, 2008, and increase the principal payment due on that date from an amount, when added to all previously made principal payments, that is equal to or exceeds $40.0 million, to an amount which reduces the aggregate outstanding principal balance of the mezzanine loan to an amount not greater than $120.0 million; (ii) extend the second principal reduction date from April 30, 2008 to August 29, 2008, and increase the principal payment due on that date from an amount, when added to all previously made principal payments, that is equal to or exceeds $64.0 million, to an amount which reduces the aggregate outstanding principal balance of the mezzanine loan to an amount not greater than $90.0 million; (iii) extend the maturity date of the mezzanine loan from October 17, 2008 to March 2, 2009 provided that, as of October 17, 2008, (a) the aggregate outstanding principal amount of the mezzanine loan is no greater than $60.0 million and (b) Wachovia Bank N.A., the lender, has a lien and security interest in collateral to be pledged by Wells Real Estate Funds, Inc. (“WREF”), the guarantor of the mezzanine loan; and (iv) increase the interest rate on the principal amount of the mezzanine loan from 9% per annum to 11% per annum.

The credit agreement for the senior loan contains mandatory prepayment requirements from proceeds generated from dispositions of timber and timberlands less a working capital reserve. As of March 31, 2008, Wells Timberland REIT paid down the senior loan by approximately $2.5 million and funded the working capital reserve by approximately $1.3 million with proceeds from sales of timber and timberland.

Wells Timberland REIT made interest payments of approximately $7.1 million during the three months ended March 31, 2008. Wells Timberland REIT made no interest payments during the three months ended March 31, 2007.

5.	Commitments and Contingencies

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

Litigation

Wells Timberland REIT is from time to time a party to legal proceedings that arise in the ordinary course of its business. Wells Timberland REIT is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells Timberland REIT. Wells Timberland REIT is not aware of any such legal proceedings contemplated by governmental authorities.

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Other offering costs due to affiliate	$257,531	$—

Discounts applied to issuance of common stock	$58,925	$—

Dividends accrued on preferred stock	$678,989	$—

7.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO, a wholly-owned subsidiary of Wells Capital.

Pursuant to the Advisory Agreement, Wells TIMO is entitled to the following fees and reimbursements:

•	Reimbursement of organization and offering costs paid by Wells TIMO and its affiliates on behalf of Wells Timberland REIT, not to exceed 1.2% of gross offering proceeds. To the extent that

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

The current Advisory Agreement has a one-year term that began on August 11, 2007, the effective date of the Advisory Agreement, and renews for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2007.

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of March 31, 2008, Wells Timberland REIT has charged to additional paid-in capital cumulative organization and other offering costs of approximately $0.8 million related to the Initial Public Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Initial Public Offering. As of March 31, 2008 and December 31, 2007, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $3.0 million and $2.7 million, respectively.

Dealer-Manager Agreement

Wells Timberland REIT has executed a dealer-manager agreement (the “Dealer-Manager Agreement”), whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for Wells Timberland REIT’s Initial Public Offering. For these services, WIS shall earn a fee of up to 7.0% of the gross offering proceeds from the sale of Wells Timberland REIT’s shares. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. A portion of the fees under the Dealer-Manager Agreement will be re-allowed to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Commissions (1) (2)	$1,462,960	$—
Administrative reimbursements	1,173,684	236,808
Dealer-manager fees (1)	376,190	—
Asset management fees	1,006,797	—
Disposition fees	80,485	—
Other offering costs (1)	257,531	—

Total	$4,357,647	$236,808

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions have been re-allowed to participating broker/dealers through March 31, 2008.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Administrative reimbursements due to Wells TIMO	$3,640,404	$3,016,024
Asset management fees due to Wells TIMO	1,677,995	671,198
Other offering cost reimbursements due to Wells TIMO	547,621	290,090
Commissions and dealer-manager fees due to WIS	19,133	129,068

Total	$5,885,153	$4,106,380

Conflicts of Interest

As of March 31, 2008, Wells TIMO had eight employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will rely upon employees of Wells Capital, the parent company and manager of Wells TIMO, to perform many of its obligations. Wells Capital also is a general partner or advisor of various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital, WIS, and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of WREF-sponsored investment products. As of March 31, 2008, Wells Timberland REIT believes that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

WREF guarantees the mezzanine loan held by Wells Timberland REIT, which had an outstanding principal balance of approximately $127.3 million as of April 30, 2008 (see Note 4).

8.	Subsequent Event

Sale of Shares of Common Stock

From April 1, 2008 through April 30, 2008, Wells Timberland REIT raised approximately $8.3 million through the issuance of approximately 0.8 million shares of common stock under the Initial Public Offering. As of April 30, 2008, approximately 67.8 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland and leasing land-use rights to third parties. We expect to generate additional revenues and income from selling the rights to extract natural resources from timberland other than timber. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. In October 2007, we began acquiring timber assets. We continued receiving investor proceeds under our Initial Public Offering through March 31, 2008. Thus, our results of operations for the three months ended March 31, 2008 and 2007 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses associated with the acquisition and operation of timber assets. As of March 31, 2008, we have raised gross offering proceeds of approximately $63.9 million through the issuance of our common stock and approximately $32.1 million through the issuance of our preferred stock.

On October 9, 2007, we acquired the Mahrt Timberland for a purchase price of approximately $400.0 million, exclusive of closing costs. We paid for the acquisition of the Mahrt Timberland through the delivery of a promissory note to MeadWestvaco Subsidiary in the amount of approximately $398.0 million with a maturity date of October 9, 2027 (the “MWV Promissory Note”) and cash for the remainder. The MWV Promissory Note is supported by a deposit account (the “Deposit Account”) and standby letter of credit issued by Wachovia Bank, N.A. (“Wachovia Bank”) in the amount of approximately $407.9 million. Interest earned on the Deposit Account is intended to be sufficient to pay interest expense incurred on the MWV Promissory Note. We funded the Deposit Account and paid transaction costs with proceeds obtained through a combination of debt financing ($372.0 million), the sale of shares of our preferred stock to WREF ($32.1 million), and the sale of common stock in our Initial Public Offering ($18.0 million). The $372.0 million debt financing consisted of a first mortgage loan for $212.0 million with CoBank, ACB serving as lead lender and administrative agent (the “Senior Loan”) and a second mortgage loan, as amended, for $160.0 million with Wachovia Bank serving as lead lender and administrative agent (the “Mezzanine Loan”).

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

Liquidity and Capital Resources

Overview

In May 2007, we began to sell shares of our common stock to the public under our Initial Public Offering. During the three months ended March 31, 2008, we have raised proceeds under our Initial Public Offering, net of fees, expenses and redemptions of common stock, of approximately $18.6 million, substantially all of which was used to repay amounts outstanding on the Mezzanine Loan. All of the proceeds raised under our Initial Public Offering of common stock, net of fees, expenses and redemptions of our common stock due to death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. We are required to repay $40.0 million of the total principal balance of the Mezzanine Loan by June 30, 2008, $70.0 million of the total principal balance by August 29, 2008, and $100.0 million of the total principal balance by October 17, 2008. Provided these repayment thresholds are met, the Mezzanine Loan will mature and any remaining outstanding principal balances will become due and payable on March 2, 2009. As of April 30, 2008, the outstanding principal balance of the Mezzanine Loan was approximately $127.3 million. Net cash flows generated from our operations, including proceeds received from the sale of timber and timberland less a working capital reserve, are required to be used to service the Senior Loan, which matures on September 9, 2010. Once the Mezzanine Loan is repaid in full, future proceeds raised under our Initial Public Offering of common stock, net of fees, expenses and redemptions of common stock, are required to be used to repay the Senior Loan until achieving a 40% Senior Loan to collateral value ratio.

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

We anticipate that our primary sources of future capital will be derived from the sale of our common stock under our Initial Public Offering and from operations through the sale of timberland and rights to access our land and harvest our timber to MeadWestvaco Subsidiary and other third parties. Following the settlement of the Mezzanine Loan and Senior Loan, the amount of cash available for distribution to stockholders and the level of distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and other debt service requirements, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

During the three months ended March 31, 2008, we generated net cash flows from operating activities of approximately $0.8 million, which is primarily comprised of receipts for timber sales, timberland sales, rental income from recreational leases, and interest income, partially offset by interest expense, operating costs, asset and forestry management fees, and general and administrative expenses. During this period, we generated net proceeds from the sale of timberland of approximately $3.8 million, approximately $2.5 million of which was used to pay down the Senior Loan. During the three months ended March 31, 2008, we generated net cash flows from investing activities of approximately $0.7 million, which is comprised of escrowed funds released by our lenders, partially offset by investments in timber and timberland. During the three months ended March 31, 2008, we raised proceeds from the sale of common stock under our Initial Public Offering, net of commissions, dealer-manager fees, and other offering costs, of approximately $18.9 million, approximately $16.2 million of which was used to pay down the Mezzanine Loan and approximately $0.3 million of which was used to fund a redemption of common stock. We expect to utilize the residual cash balance of approximately $3.0 million as of March 31, 2008 to satisfy current liabilities or reduce indebtedness.

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

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, we anticipate using substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, we anticipate using substantially all net proceeds generated from the sale of our shares under our Initial Public Offering to fund future acquisitions of timberland, to fund capital expenditures, and to pay down the Senior Loan and/or future borrowings. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our timber assets before adjustment for noncash reserves, depletion, and amortization; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. In accordance with our charter, our board of directors, including a majority of our independent directors, determined that borrowing in excess of our general leverage limitation of 300% of our net assets was justified in connection with the Mahrt Timberland transaction because of the significance of the portfolio acquired and our expectation that subsequent proceeds raised in this offering will enable us to significantly reduce our overall leverage over time. As of March 31, 2008, our leverage ratio was approximately 91%. As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 of our accompanying consolidated financial statements for further explanations. All of the proceeds raised under our Initial Public Offering, net of fees, expenses and redemptions of our common stock for death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. See “– Liquidity and Capital Resources.” Once the Mezzanine Loan is repaid in full, future proceeds raised under our Initial Public Offering, net of fees and expenses, are required to be used to service the Senior Loan.

Our contractual obligations as of March 31, 2008 will become payable in the following periods:

Contractual Obligations	Payments Due by Period
	Total	2008		2009-2010	2011-2012	Thereafter
Outstanding debt obligations(1),(2)	$740,953,939	$133,437,931	(3)	$209,537,008	$—	$397,979,000
Operating lease obligations	20,934,519	1,527,952		4,033,790	3,545,718	11,827,059

Total	$761,888,458	$134,965,883		$213,570,798	$3,545,718	$409,806,059

(1)

Amounts include principal payments only. We made interest payments of $7.1 million during the three months ended March 31, 2008, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual report on Form 10-K for the year ended December 31, 2007 and in Note 4 to the accompanying consolidated financial statements.

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

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods, as we expect that timber sales, timberland sales, other revenue, contract logging and hauling costs, depletion, asset and forestry management fees, land rent expense, amortization, and net income will increase in future periods as a result of anticipated future acquisitions of timber assets.

Our Initial Public Offering was declared effective on August 11, 2006, and we began actively selling shares of our common stock in May 2007. Following the receipt and acceptance of subscriptions for the minimum offering of $2.0 million on July 11, 2007, we commenced operations and acquired interests in approximately 322,800 acres of timberland in October 2007. Accordingly, the results of operations presented for the three months ended March 31, 2008 and 2007, are not directly comparable.

Comparison of the three months ended March 31, 2007 versus the three months ended March 31, 2008

Revenue. During the fourth quarter of 2007, we acquired interests in approximately 322,800 acres of timberland with an estimated 11.8 million tons of merchantable timber inventory. For the three months ended March 31, 2008, timber sales were approximately $10.6 million, timberland sales were approximately $4.0 million, and other revenues, which consisted primarily of rental income earned under recreational leases, totaled $0.7 million. Timber sales and other revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year and future acquisitions of timber assets.

Operating expenses. For the three months ended March 31, 2008, contract logging and hauling costs, depletion, and cost of timberland sold were approximately $5.2 million, approximately $5.5 million, and approximately $2.6 million, respectively. Asset and forestry management fees, land rent expense, and other operating costs were approximately $1.5 million, approximately $0.6 million, and approximately $0.3 million, respectively, for the three months ended March 31, 2008. Contract logging and hauling costs, depletion, asset and forestry management fees, land rent expense, and other operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year and future acquisitions of timber assets.

General and administrative expenses. General and administrative expenses increased from approximately $0.2 million for the three months ended March 31, 2007 to approximately $1.2 million for the three months ended March 31, 2008, primarily due to increases in administrative reimbursements payable to Wells TIMO as a result of acquiring the Mahrt Timberland in the fourth quarter of 2007. In connection with owning the Mahrt Timberland for a full year, we anticipate future general and administrative expenses to continue to increase, as compared to historical periods.

Interest income. For the three months ended March 31, 2008, we earned interest income of approximately $4.9 million on a certificate of deposit of approximately $398.0 million and other lender-required escrow accounts. Interest income earned on the certificate of deposit is entirely offset by interest expense incurred on the MWV Promissory Note. We did not have any interest income for the three months ended March 31, 2007. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. During the three months ended March 31, 2008, we incurred interest expense of approximately $13.1 million on the MWV Promissory Note, the Senior Loan, and the Mezzanine Loan. We did not incur any interest expense for the three months ended March 31, 2007. Our interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a net loss on the fair value adjustments of our interest rate swap agreements that do not qualify for hedge accounting treatment of approximately $5.1 million for the three months ended March 31, 2008, primarily due to an unrealized market value adjustment to the interest rate swap agreement on the Senior Loan, which was prompted by declines in market interest rates in the first quarter of 2008. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. We incurred a net loss for the three months ended March 31, 2008 of approximately $14.8 million, primarily as a result of incurring interest expense, net of interest income, of $8.2 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and incurring a loss on interest rate swaps of approximately $5.1 million related to our hedging of interest rate risk. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. Our loss per share available to common stockholders for the three months ended March 31, 2008 was $2.94. As we continue to raise equity under our Initial Public Offering and use investor proceeds to repay the Mezzanine Loan and continue to earn operating income from the Mahrt Timberland and use operating cash flow to repay the Senior Loan, we anticipate moving from a loss position to an income position. We incurred a net loss for the for the three months ended March 31, 2007 of approximately $0.2 million, as a result of general and administrative expenses of $0.2 million. Our loss per share available to common stockholders for the three months ended March 31, 2007 was $11.84.

EBITDA

Earnings before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating cash-generating capacity and should not be viewed as an alternative to net income as a measurement of our operating performance. Wells Timberland REIT’s reconciliation of net loss to EBITDA for the three months ended March 31, 2008 and 2007 follows:

	For the Three Months Ended March 31,
	2008	2007
Net loss	$(14,784,673)	$(236,808)
Add:
Unrealized loss on interest rate swaps that do not qualify for hedge accounting treatment(1)	4,371,854	—
Interest expense(1), (2)	11,688,194	—
Depletion	5,489,198	—
Amortization(1)	2,135,766	—

EBITDA	$8,900,339	$(236,808)

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs and amortization of intangible lease assets, which are included in either interest expense, net loss on interest swaps or land rent expense in the accompanying consolidated statement of operations for the three months ended March 31, 2008.

(2)	Includes interest expense of approximately $4.6 million incurred on the MWV Promissory Note, which is entirely offset by interest income earned on a certificate of deposit.

Election as a REIT

Pursuant to our charter, our board of directors has the authority to determine when and if it is in our best interest to elect to qualify for federal income tax treatment as a REIT. We expect that our board of directors will elect for us to qualify as a REIT for the first taxable year in which (1) we would otherwise qualify to be taxed as a REIT and (2) we generate substantial taxable income such that REIT status would be in the best interest of our stockholders. Due to our acquisition of the Mahrt Timberland on October 9, 2007 and restrictions imposed by the Senior Loan and the Mezzanine Loan, our board of directors believes that we will most likely not elect to be taxed as a REIT for the taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we subsequently fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco Subsidiary. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to bi-annual market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation. Because of our brief operating history, we have not noticed a significant impact from inflation or changing prices on our net sales or revenues, nor on income from continuing operations.

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

Timber, Timberlands, and Depletion

Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. We capitalize timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application, and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over 30 years. Costs for roads built to access a single logging site are expensed as incurred.

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

Related-Party

Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells TIMO or its affiliates, including asset management and disposition fees, selling commissions and dealer-manager fees, as well as subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 7 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees and reimbursements.

Assertions of Legal Actions against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Wells Capital, the owner of our advisor, certain affiliates of WREF, and certain of our officers and directors who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended complaint. Wells Capital and our officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Wells Capital, certain affiliates of WREF, and certain of our officers and directors who formerly served as officers and directors of Piedmont REIT prior to the closing of the Piedmont REIT internalization transaction on April 16, 2007. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of its internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT has been damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the discovery stay entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to a motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

Commitments and Contingencies

As of March 31, 2008, Wells TIMO had incurred organization and offering expenses on our behalf of approximately $3.0 million, of which we will reimburse Wells TIMO up to 1.2% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds we will not be obligated to reimburse Wells TIMO for such costs. See Note 7 to our accompanying consolidated financial statements for further discussion of the terms of the Advisory Agreement.

Subsequent Event

Sale of Shares of Common Stock

From April 1, 2008 through April 30, 2008, we raised approximately $8.3 million through the issuance of approximately 0.8 million shares of our common stock under our Initial Public Offering. As of April 30, 2008, approximately 67.8 million shares remained available for sale to the public under our Initial Public Offering, exclusive of shares available under our distribution reinvestment plan

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

Our financial instruments consist of both fixed- and variable-rate debt. Our variable rate borrowings consist of the MWV Promissory Note and the Senior Loan; however, as of March 31, 2008, only the MWV Promissory Note bears interest at an effectively variable rate, as the variable rate on the Senior Loan has been effectively fixed through the interest rate swap agreement described below. As of March 31, 2008, we had approximately $398.0 million outstanding on the MWV Promissory Note, approximately $209.5 million outstanding on the Senior Loan and approximately $133.4 million outstanding on the Mezzanine Loan. At March 31, 2008, the weighted-average interest rate of our fixed- and variable-rate debt was 6.26%.

The MWV Promissory Note matures on October 9, 2027 and bears interest at three month LIBOR plus 0.05%. The MWV Promissory Note is supported by a standby letter of credit issued by Wachovia Bank in the amount of $407.9 million. A reimbursement obligation owed by us to Wachovia Bank with respect to such letter of credit is fully secured by a pledge of the $397.9 million Deposit Account at Wachovia Bank, which earns interest at three month LIBOR plus 0.05%. The interest on the Deposit Account is intended to be sufficient to pay interest on the MWV Promissory Note; however, the variable rates on the Deposit Account and the MWV Promissory Note reset five days apart. Therefore, in order to hedge our exposure to changing interest rates during these five days, we entered into an interest rate swap agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”). The interest rate swap agreement has an effective date of October 9, 2007 and terminates October 9, 2027. Under the terms of the interest rate swap agreement, we will pay to JP Morgan an amount equal to the interest earned by the Deposit Account and will receive from JP Morgan an amount equal to the interest incurred by the MWV Promissory Note. As such, any differential in the interest earned by the Deposit Account and incurred by the MWV Promissory Note resulting from a mismatching of the LIBOR reset dates has been transferred to JP Morgan for the full term of the MWV Promissory Note.

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

Approximately $343.0 million of our total debt outstanding as of March 31, 2008 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2008, these balances incurred interest expense at an average rate of 8.19% and matured at dates ranging from 2008 through 2010. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of March 31, 2008, after consideration of interest rate swap agreements, the MWV Promissory Note is our only outstanding debt subject to a variable interest rate. Interest earned on a related certificate of deposit, when coupled with the interest rate swap agreement with JP Morgan, is sufficient to service the interest expense incurred on the MWV Promissory Note. As such, a 1.0% change in interest rates would result in a change in interest expense and interest income of approximately $3.9 million per year and have no impact to our net income. The amounts outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Initial Public Offering and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward repayment of variable-rate debt.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2008 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2008, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2008	—	—	(1)
February 2008	—	—	(1)
March 2008	30,000	$10.00	(1)

(1)

Our share redemption plan limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan, other than upon the death or qualifying disability of a stockholder, can not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mezzanine Loan obtained in connection with the acquisition of the Mahrt Timberland prohibit Wells Timberland REIT from making redemptions, other than upon the death or qualifying disability, until this loan is repaid in full (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2008, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS TIMBERLAND REIT, INC.
(Registrant)

Dated: May 14, 2008	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2008 FORM 10-Q OF

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

3.3

Certificate of First Amendment to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on February 11, 2008)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the prospectus filed with the Commission on April 23, 2008)

10.23

Amendment No. 2 dated February 29, 2008 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K)

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