Form 10-Q
period 2008-06-30
Wells Timberland REIT, Inc.
filed 2008-08-13
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 000-53193

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of July 31, 2008: 9,807,490 shares

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

The accompanying financial statements should be read in conjunction with the notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2007. Wells Timberland REIT’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$4,351,952	$1,474,780
Restricted cash and cash equivalents	12,595,697	13,808,547
Certificate of deposit	397,979,000	397,979,000
Accounts receivable	200,086	145,207
Prepaid expenses and other assets	5,704,473	8,431,010
Deferred financing costs, less accumulated amortization of $6,101,026 and $1,912,732 as of June 30, 2008 and December 31, 2007, respectively	3,821,813	8,010,107
Timber assets, at cost:
Timber and timberlands, net	385,502,434	397,719,538
Intangible lease assets, less accumulated amortization of $121,132 and $37,912 as of June 30, 2008 and December 31, 2007, respectively	915,721	998,941

Total assets	$811,071,176	$828,567,130

Liabilities:
Accounts payable and accrued expenses	$4,980,178	$6,794,825
Due to affiliates	7,961,404	4,106,380
Other liabilities	6,591,161	5,044,927
Notes payable:
MWV promissory note	397,979,000	397,979,000
Senior loan (Note 4)	209,231,590	212,000,000
Mezzanine loan (Note 4)	113,059,288	149,598,170

Total liabilities	739,802,621	775,523,302
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized: 8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of June 30, 2008 and December 31, 2007	34,115,598	32,757,620
Common stock, $0.01 par value; 900,000,000 shares authorized; 9,037,565 and 4,320,101 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	90,376	43,201
Additional paid-in capital	79,279,346	38,258,080
Accumulated deficit	(42,216,765)	(18,015,073)

Total stockholders’ equity	71,268,555	53,043,828

Total liabilities and stockholders’ equity	$811,071,176	$828,567,130

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Timber sales	$9,954,766	$—	$20,506,132	$—
Timberland sales	—	—	4,024,273	—
Other revenues	650,041	—	1,343,204	—

	10,604,807	—	25,873,609	—
Expenses:
Contract logging and hauling costs	4,960,018	—	10,155,145	—
Depletion	5,022,884	—	10,512,082	—
Cost of timberland sales	—	—	2,557,581	—
General and administrative expenses	1,176,258	404,259	2,349,942	641,001
Asset and forestry management fees:
Related-party	998,993	—	2,005,790	—
Other	921,400	—	1,425,678	—
Land rent expense	636,639	—	1,240,676	—
Other operating expenses	1,301,722	—	1,568,103	—

	15,017,914	404,259	31,814,997	641,001

Operating loss	(4,413,107)	(404,259)	(5,941,388)	(641,001)
Other income (expense):
Interest income	2,913,268	—	7,811,080	—
Interest expense	(10,816,379)	(2,165)	(23,902,025)	(2,231)
Gain (loss) on interest rate swaps	2,899,199	—	(2,169,359)	—

	(5,003,912)	(2,165)	(18,260,304)	(2,231)

Net loss	(9,417,019)	(406,424)	(24,201,692)	(643,232)
Dividends to preferred shareholders	(678,989)	—	(1,357,978)	—

Net loss available to common shareholders	$(10,096,008)	$(406,424)	$(25,559,670)	$(643,232)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(1.32)	$(20.32)	$(3.95)	$(32.16)

Weighted-average common shares outstanding—basic and diluted	7,670,120	20,000	6,465,875	20,000

See accompanying notes

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2006	20,000	$200	—	$—	$220,800	$(669,011)	$(448,011)
Issuance of common stock	4,300,101	43,001	—	—	42,958,007	—	43,001,008
Issuance of preferred stock	—	—	32,128	32,128,000	—	—	32,128,000
Dividends on preferred stock	—	—	—	629,620	(629,620)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(3,784,089)	—	(3,784,089)
Other offering costs	—	—	—	—	(511,218)	—	(511,218)
Net loss	—	—	—	—	—	(17,346,062)	(17,346,062)
Amortization of stock options	—	—	—	—	4,200	—	4,200

Balance, December 31, 2007	4,320,101	43,201	32,128	32,757,620	38,258,080	(18,015,073)	53,043,828
Issuance of common stock	4,747,464	47,475	—	—	47,427,168	—	47,474,643
Redemption of common stock	(30,000)	(300)	—	—	(299,700)	—	(300,000)
Dividends on preferred stock	—	—	—	1,357,978	(1,357,978)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(4,177,769)	—	(4,177,769)
Other offering costs	—	—	—	—	(570,455)	—	(570,455)
Net loss	—	—	—	—	—	(24,201,692)	(24,201,692)

Balance, June 30, 2008	9,037,565	$90,376	32,128	$34,115,598	$79,279,346	$(42,216,765)	$71,268,555

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(24,201,692)	$(643,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	10,512,082	—
Unrealized loss on interest rate swaps	365,252	—
Other amortization	83,220	—
Noncash interest expense	4,188,294	—
Stock-based incentive compensation expense	—	4,200
Basis of timberland sold	2,341,100
Changes in assets and liabilities:
Increase in accounts receivable	(54,879)	—
Decrease (increase) in prepaid expenses and other assets	2,510,786	(86,517)
Decrease in accounts payable and accrued expenses	(1,814,647)	—
Increase in due to affiliates	3,330,672	—
Increase in other liabilities	1,396,733	—

Net cash used in operating activities	(1,343,079)	(725,549)
Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(636,078)	—
Release of escrowed funds by lenders	1,212,850	—

Net cash provided by investing activities	576,772	—
Cash Flows from Financing Activities:
Repayments of mezzanine loan	(36,538,882)	—
Repayments of senior loan	(2,768,410)	—
Notes payable to affiliate	—	114,000
Due to affiliates	—	725,532
Issuance of common stock	47,335,104	—
Redemption of common stock	(300,000)	—
Commissions on stock sales and related dealer-manager fees paid	(4,084,333)	—

Net cash provided by financing activities	3,643,479	839,532

Net increase in cash and cash equivalents	2,877,172	113,983
Cash and cash equivalents, beginning of period	1,474,780	202,829

Cash and cash equivalents, end of period	$4,351,952	$316,812

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (unaudited)

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

As of June 30, 2008, Wells Timberland REIT owned approximately 226,500 acres of timberland and held long-term leasehold interests in approximately 93,600 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher and better use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT expects to generate additional revenues and income from selling the rights to extract natural resources, other than timber, from timberland. Wells Timberland REIT holds various credit facilities outstanding as of June 30, 2008, which require interest and certain mandatory principal reduction payments that are payable during 2008 and 2009 (see Note 4). Wells Timberland REIT expects to generate sufficient cash flow from operations and future equity offerings to meet all such required principal and interest payment requirements.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock, of which 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On January 17, 2008, the board of directors of Wells Timberland REIT approved an extension of the termination date of the Initial Public Offering from August 11, 2008 to August 11, 2009. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering of $2.0 million on July 11, 2007. As of June 30, 2008, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering of approximately $90.5 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $8.0 million, other organization and offering expenses of approximately $1.1 million, and common stock redemptions of approximately $0.3 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $81.1 million.

Wells Timberland REIT’s common stock is not listed on a national securities exchange. Wells Timberland REIT’s charter requires that in the event Wells Timberland REIT’s common stock is not listed on a national securities exchange by August 11, 2018, Wells Timberland REIT must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. In the event that Wells Timberland REIT seeks stockholder approval for an extension or amendment to this listing date and does not obtain it, Wells Timberland REIT will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells Timberland REIT seeks and does not obtain approval to liquidate, Wells Timberland REIT will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

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

Wells Timberland REIT intends, upon its qualification as and election to be taxed as a REIT, to treat Wells Timberland TRS as a taxable REIT subsidiary. At the point in time at which Wells Timberland REIT elects to be treated as a REIT, it may be beneficial for Wells Timberland REIT to perform certain non-customary services, including real estate or non-real estate related services, through Wells Timberland TRS. Earnings from services performed through Wells Timberland TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for Wells Timberland REIT to qualify as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 25% of the value of the total assets of Wells Timberland REIT.

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

Wells Timberland REIT applied the provisions of SFAS 157 in recording its interest rate swaps at fair value. The valuation of the interest rate swaps was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The adoption of SFAS 157 did not have a material impact on Wells Timberland REIT’s results of operations or financial condition.

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

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation.

3.	Timber and Timberlands

As of June 30, 2008 and December 31, 2007, timber and timberlands consisted of the following, respectively:

	As of June 30, 2008
	Gross	Depletion	Net
Timber	$228,353,446	$10,512,082	$217,841,364
Timberlands	167,661,070	—	167,661,070

Timber and Timberlands	$396,014,516	$10,512,082	$385,502,434

	As of December 31, 2007
	Gross	Depletion	Net
Timber	$232,987,663	$4,116,992	$228,870,671
Timberlands	168,848,867	—	168,848,867

Timber and Timberlands	$401,836,530	$4,116,992	$397,719,538

4.	Notes Payable

During the three months ended June 30, 2008, Wells Timberland REIT engaged in the following significant activities with respect to its notes payable:

Wells Timberland REIT paid down the mezzanine loan by approximately $36.5 million, which, when added to principal payments made in prior periods, reduced the aggregate outstanding principal balance of the mezzanine loan to an amount not greater than $120.0 million, as required under the terms of the amended mezzanine loan agreement. Wells Timberland REIT is required to pay down the outstanding principal balance of the mezzanine loan to an amount no greater than $90.0 million by August 29, 2008, and no greater than $60.0 million by October 17, 2008. Provided these repayment thresholds are met, the mezzanine loan will mature and any remaining outstanding principal balances will become due and payable on March 2, 2009.

The credit agreement for the senior loan contains mandatory prepayment requirements from proceeds generated from dispositions of timber and timberlands less a working capital reserve. During the three months ended June 30, 2008, Wells Timberland REIT paid down the senior loan by approximately $0.3 million and funded the working capital reserve by approximately $1.3 million with proceeds from timber sales.

During the six months ended June 30, 2008, Wells Timberland REIT made interest payments on the senior loan and the mezzanine loan of approximately $7.0 million and approximately $7.1 million, respectively. Wells Timberland REIT made interest payment of approximately $2,200 during the six months ended June 30, 2007.

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

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Other offering costs due to affiliate	$570,455	$—

Discounts applied to issuance of common stock	$139,539	$—

Dividends accrued on preferred stock	$1,357,978	$—

Amortization of stock options	$—	$4,200

7.	Related-Party Transactions

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

•

Monthly asset management fees equal to one-twelfth of 1.0% of the greater of (i) the gross cost of all investments made on behalf of Wells Timberland REIT or (ii) the aggregate value of such investments. Wells TIMO may engage experienced timber management companies to assist Wells TIMO with certain of its asset management responsibilities under the Advisory Agreement, including investing in timberland and selling timber on behalf of Wells Timberland REIT. Any timber asset managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts.

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

On July 11, 2008, Wells Timberland REIT amended and restated the Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends certain definitions in order to provide for the reimbursement of expenses to Wells TIMO by Wells Timberland REIT in connection with offerings of Wells Timberland REIT’s common stock that are exempt from the registration provisions of the Securities Act of 1933 (see Note 8, Master Purchase Agreement). The Amended Advisory Agreement has a one-year term that began on July 11, 2008, the effective date of the Amended Advisory Agreement, and renews for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Amended Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Amended Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Amended Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2007.

Under the terms of the Amended Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of June 30, 2008, Wells Timberland REIT has charged to additional paid-in capital cumulative organization and other offering costs of approximately $1.1 million related to the Initial Public Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Initial Public Offering. As of June 30, 2008 and December 31, 2007, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $3.3 million and $2.7 million, respectively.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Commissions (1)(2)	$1,860,265	$—	$3,323,225	$—
Administrative reimbursements	700,502	195,907	1,324,882	295,404
Dealer-manager fees (1)	478,354	—	854,544	—
Asset management fees	998,993	—	2,005,790	—
Disposition fees	—	—	80,485	—
Other offering costs(1)	312,924	—	570,455	—

Total	$4,351,038	$195,907	$8,159,381	$295,404

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions have been re-allowed to participating broker/dealers through June 30, 2008.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Administrative reimbursements due to Wells TIMO	$4,340,906	$3,016,024
Asset management fees due to Wells TIMO	2,676,988	671,198
Other offering cost reimbursements due to Wells TIMO	860,545	290,090
Commissions and dealer-manager fees due to WIS	82,965	129,068

Total	$7,961,404	$4,106,380

Conflicts of Interest

As of June 30, 2008, Wells TIMO had nine employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will rely upon employees of Wells Capital, the parent company and manager of Wells TIMO, to perform many of its obligations. Wells Capital also is a general partner or advisor of various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital, WIS, and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of WREF-sponsored investment products. As of June 30, 2008, Wells Timberland REIT believes that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

WREF guarantees the mezzanine loan held by Wells Timberland REIT, which had an outstanding principal balance of approximately $106.9 million as of July 31, 2008 (see Note 4).

8.	Subsequent Events

Sale of Shares of Common Stock

From July 1, 2008 through July 31, 2008, Wells Timberland REIT raised approximately $8.0 million through the issuance of approximately 0.8 million shares of common stock under the Initial Public Offering. As of July 31, 2008, approximately 65.2 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan.

Master Purchase Agreement

On July 11, 2008, Wells Timberland REIT entered into a master purchase agreement (the “Master Purchase Agreement”) with Wells TIMO, Wells-DFH Timberland Nr.88 GmbH & Co. KG, a German closed end fund (the “German Fund”), and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany (“DFH”). Pursuant to the Master Purchase Agreement,

Wells Timberland REIT has agreed to sell up to approximately 53.8 million shares (the “Shares”) of Wells Timberland REIT’s common stock to the German Fund, at a price per share of $9.30, for an aggregate purchase price of up to approximately $500.0 million. In Wells Timberland REIT’s Initial Public Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German offering, Wells Timberland REIT is selling shares of our common stock to the German Fund at a price per share of $9.30. The German Fund will not pay the sales commission or the dealer-manager fee in connection with the German offering; however, Wells Timberland REIT will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German offering. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the German offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Initial Public Offering after deducting the sales commission and dealer manager fee. The German Fund’s right to purchase Shares pursuant to the Master Purchase Agreement will continue until the earlier to occur of (i) the sale of all of the Shares offered thereby, or (ii) December 31, 2008. The sale of Shares pursuant to the Master Purchase Agreement is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to Wells Timberland REIT’s Initial Public Offering.

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

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. In October 2007, we began acquiring timber assets. We continued receiving investor proceeds under our Initial Public Offering through June 30, 2008. Thus, our results of operations for the three months and six months ended June 30, 2008 and 2007 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses associated with the acquisition and operation of timber assets. As of June 30, 2008, we have raised gross offering proceeds of approximately $90.5 million through the issuance of our common stock and approximately $32.1 million through the issuance of our preferred stock.

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

Liquidity and Capital Resources

Overview

In May 2007, we began to sell shares of our common stock to the public under our Initial Public Offering. During the six months ended June 30, 2008, we have raised proceeds under our Initial Public Offering, net of fees, expenses and redemptions of common stock, of approximately $42.4 million, substantially all of which was used to repay amounts outstanding on the Mezzanine Loan. All of the proceeds raised under our Initial Public Offering of common stock, net of fees, expenses and redemptions of our common stock due to death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. During the three months ended June 30, 2008, we paid down the Mezzanine Loan by approximately $36.5 million, which, when added to principal payments made in prior periods, reduced the outstanding principal balance of the Mezzanine Loan to an amount not greater than $120.0 million, as required under the terms of the amended mezzanine loan agreement. We are required to pay down the outstanding principal balance of the Mezzanine Loan to an amount not greater than $90.0 million by August 29, 2008 and to an amount not greater than $60.0 million by October 17, 2008. Provided these repayment thresholds are met, the Mezzanine Loan will mature and any remaining outstanding principal balances will become due and payable on March 2, 2009. As of July 31, 2008, the outstanding principal balance of the Mezzanine Loan was approximately $106.9 million. Net cash flows generated from our operations, including proceeds received from the sale of timber and timberland less a working capital reserve, are required to be used to service the Senior Loan, which matures on September 9, 2010. Once the Mezzanine Loan is repaid in full, future proceeds raised under our Initial Public Offering of common stock, net of fees, expenses and redemptions of common stock, are required to be used to repay the Senior Loan until achieving a 40% Senior Loan to collateral value ratio.

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

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2008, net operating cash outflows were approximately $1.3 million, which is primarily comprised of expenditures for interest expense, operating costs, forestry management fees, and general and administrative expenses in excess of receipts for timber and timberland sales, rental income from recreational leases, and interest income. During this period, we generated net proceeds from the sale of timberland of approximately $3.8 million, approximately $2.5 million of which was used to pay down the Senior Loan and approximately $1.3 million of which was used to fund a working capital reserve. During the six months ended June 30, 2008, we generated net cash flows from investing activities of approximately $0.6 million, which is comprised of escrowed funds released by our lenders, partially offset by investments in timber and timberland. During the six months ended June 30, 2008, we raised proceeds from the sale of common stock under our Initial Public Offering, net of commissions and dealer-manager fees, of approximately $43.3 million, approximately $36.5 million of which was used to pay down the Mezzanine Loan and approximately $0.3 million of which was used to fund a redemption of common stock. We expect to utilize the residual cash balance of approximately $4.4 million as of June 30, 2008 to satisfy current liabilities or reduce indebtedness.

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

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, we anticipate using cash generated from operations, after payments of periodic operating expenses, interest expense and certain capital expenditures required for our timberland, to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. However, in addition to net cash flows from operations, we may periodically borrow funds on a short-term basis to fund distributions. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, we anticipate using substantially all net proceeds raised from the sale of our shares under our Initial Public Offering to fund future acquisitions of timberland, to fund capital expenditures, and to pay down the Senior Loan and/or future borrowings. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our timber assets before adjustment for noncash reserves, depletion, and amortization; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. In accordance with our charter, our board of directors, including a majority of our independent directors, determined that borrowing in excess of our general leverage limitation of 300% of our net assets was justified in connection with the Mahrt Timberland transaction because of the significance of the portfolio acquired and our expectation that subsequent proceeds raised in this offering will enable us to significantly reduce our overall leverage over time. As of June 30, 2008, our leverage ratio was approximately 88%. As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Notes 5 and 7 of our accompanying consolidated financial statements for further explanations. All of the proceeds raised under our Initial Public Offering, net of fees, expenses and redemptions of our common stock for death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. See “– Liquidity and Capital Resources.” Once the Mezzanine Loan is repaid in full, future proceeds raised under our Initial Public Offering, net of fees and expenses, are required to be used to service the Senior Loan until achieving a 40% Senior Loan to collateral value ratio.

Our contractual obligations as of June 30, 2008 will become payable in the following periods:

	Payments Due by Period
Contractual Obligations	Total	2008		2009-2010	2011-2012	Thereafter
Outstanding debt obligations(1),(2)	$720,269,878	$113,059,288	(3)	$209,231,590	$—	$397,979,000
Operating lease obligations	20,731,322	414,698		4,157,327	3,669,254	12,490,043

Total	$741,001,200	$113,473,986		$213,388,917	$3,669,254	$410,469,043

(1)

Amounts include principal payments only. We made interest payments on the Senior Loan and the Mezzanine Loan of approximately $7.0 million and approximately 7.1 million, respectively, during the six months ended June 30, 2008, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual report on Form 10-K for the year ended December 31, 2007 and in Note 4 to the accompanying consolidated financial statements.

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

Our Initial Public Offering was declared effective on August 11, 2006, and we began actively selling shares of our common stock in May 2007. Following the receipt and acceptance of subscriptions for the minimum offering of $2.0 million on July 11, 2007, we commenced operations and acquired interests in approximately 322,800 acres of timberland in October 2007. Accordingly, the results of operations presented for the three months and six months ended June 30, 2008 and 2007, are not directly comparable.

Comparison of the three months ended June 30, 2007 versus the three months ended June 30, 2008

Revenue. During the fourth quarter of 2007, we acquired interests in approximately 322,800 acres of timberland with an estimated 11.8 million tons of merchantable timber inventory. For the three months ended June 30, 2008, timber sales were approximately $10.0 million, and other revenues, which consisted primarily of rental income earned under recreational leases, totaled approximately $0.7 million. Timber sales and other revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year and future acquisitions of timber assets.

Operating expenses. For the three months ended June 30, 2008, contract logging and hauling costs and depletion were approximately $5.0 million and $5.0 million, respectively. Asset and forestry management fees, land rent expense, and other operating costs were approximately $1.9 million, $0.6 million, and $1.3 million, respectively, for the three months ended June 30, 2008. Contract logging and hauling costs, depletion, asset and forestry management fees, land rent expense, and other operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year and future acquisitions of timber assets.

General and administrative expenses. General and administrative expenses increased from approximately $0.4 million for the three months ended June 30, 2007 to approximately $1.2 million for the three months ended June 30, 2008, primarily due to increases in administrative reimbursements payable to Wells TIMO as a result of acquiring the Mahrt Timberland in the fourth quarter of 2007. In connection with owning the Mahrt Timberland for a full year, we anticipate future general and administrative expenses to continue to increase, as compared to historical periods.

Interest income. For the three months ended June 30, 2008, we earned interest income of approximately $2.9 million on a certificate of deposit of approximately $398.0 million and other lender-required escrow accounts. Interest income earned on the certificate of deposit is entirely offset by interest expense incurred on the MWV Promissory Note. We did not have any interest income for the three months ended June 30, 2007. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. During the three months ended June 30, 2008, we incurred interest expense of approximately $3.0 million on the MWV Promissory Note, approximately $2.4 million on the Senior Loan, and approximately $5.4 million on the Mezzanine Loan. We incurred interest expense of approximately $2,200 for the three months ended June 30, 2007. Our interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a net gain on our interest rate swap agreements that do not qualify for hedge accounting treatment of approximately $2.9 million for the three months ended June 30, 2008, primarily due to a market value adjustment to the interest rate swap agreement on the Senior Loan, which was prompted by increases in market interest rates during the second quarter of 2008. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. We incurred a net loss for the three months ended June 30, 2008 of approximately $9.4 million, primarily as a result of incurring interest expense, net of interest income, of $7.9 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. Our loss per share available to common stockholders for the three months ended June 30, 2008 was $1.32. As we continue to raise equity under our Initial Public Offering and use investor proceeds to repay the Mezzanine Loan and continue to earn operating income from the Mahrt Timberland and use operating cash flow to repay the Senior Loan, we anticipate moving from a loss position to an income position. We incurred a net loss for the three months ended June 30, 2007 of approximately $0.4 million, as a result of general and administrative expenses of approximately $0.4 million. Our loss per share available to common stockholders for the three months ended June 30, 2007 was $20.32.

Comparison of the six months ended June 30, 2007 versus the six months ended June 30, 2008

Revenue. During the fourth quarter of 2007, we acquired interests in approximately 322,800 acres of timberland with an estimated 11.8 million tons of merchantable timber inventory. For the six months ended June 30, 2008, timber sales were approximately $20.5 million, timberland sales were approximately $4.0 million, and other revenues, which consisted primarily of rental income earned under recreational leases, totaled approximately $1.3 million. Timber sales and other revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year and future acquisitions of timber assets.

Operating expenses. For the six months ended June 30, 2008, contract logging and hauling costs, depletion, and cost of timberland sold were approximately $10.2 million, $10.5 million, and $2.6 million, respectively. Asset and forestry management fees, land rent expense, and other operating costs were approximately $3.4 million, $1.2 million, and $1.6 million, respectively, for the six months ended June 30, 2008. Contract logging and hauling costs, depletion, asset and forestry management fees, land rent expense, and other operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year and future acquisitions of timber assets.

General and administrative expenses. General and administrative expenses increased from approximately $0.6 million for the six months ended June 30, 2007 to approximately $2.3 million for the six months ended June 30, 2008, primarily due to increases in administrative reimbursements payable to Wells TIMO as a result of acquiring the Mahrt Timberland in the fourth quarter of 2007. In connection with owning the Mahrt Timberland for a full year, we anticipate future general and administrative expenses to continue to increase, as compared to historical periods.

Interest income. For the six months ended June 30, 2008, we earned interest income of approximately $7.8 million on a certificate of deposit of approximately $398.0 million and other lender-required escrow accounts. Interest income earned on the certificate of deposit is entirely offset by interest expense incurred on the MWV Promissory Note. We did not have any interest income for the six months ended June 30, 2007. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. During the six months ended June 30, 2008, we incurred interest expense of approximately $7.7 million on the MWV Promissory Note, approximately $5.4 million on the Senior Loan, and $10.8 million on the Mezzanine Loan. We incurred interest expense of approximately $2,200 for the six months ended June 30, 2007. Our interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a net loss on our interest rate swap agreements that do not qualify for hedge accounting treatment of approximately $2.2 million for the six months ended June 30, 2008, primarily due to a market value adjustment to the interest rate swap agreement on the Senior Loan, which was prompted by declines in market interest rates during the first half of 2008. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. We incurred a net loss for the six months ended June 30, 2008 of approximately $24.2 million, primarily as a result of incurring interest expense, net of interest income, of $16.1 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and incurring a loss on interest rate swaps of approximately $2.2 million related to our hedging of interest rate risk. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. Our loss per share available to common stockholders for the six months ended June 30, 2008 was $3.95. As we continue to raise equity under our Initial Public Offering and use investor proceeds to repay the Mezzanine Loan and continue to earn operating income from the Mahrt Timberland and use operating cash flow to repay the Senior Loan, we anticipate moving from a loss position to an income position. We incurred a net loss for the six months ended June 30, 2007 of approximately $0.6 million, as a result of general and administrative expenses of $0.6 million. Our loss per share available to common stockholders for the six months ended June 30, 2007 was $32.16.

EBITDA

Earnings before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating cash-generating capacity and should not be viewed as an alternative to net income as a measurement of our operating performance. Wells Timberland REIT’s reconciliation of net loss to EBITDA for the three months and six months ended June 30, 2008 and 2007 follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(9,417,019)	$(406,424)	$(24,201,692)	$(643,232)
Add:
Unrealized (gain) loss on interest rate swaps that do not qualify for hedge accounting treatment(1)	(4,006,602)	—	365,252	—
Interest expense(1)(2)	9,829,641	2,165	21,517,838	2,231
Depletion	5,022,884	—	10,512,082	—
Amortization(1)	2,135,752	—	4,271,515	—

EBITDA	$3,564,656	$(404,259)	$12,464,995	$(641,001)

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs and amortization of intangible lease assets, which are included in either interest expense, gain (loss) on interest rate swaps or land rent expense in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2008.

(2)

Includes interest expense of approximately $2.9 million and approximately $7.5 million for the three months and six months ended June 30, 2008, respectively, incurred on the MWV Promissory Note, which is entirely offset by interest income earned on a certificate of deposit.

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

Timber, Timberlands, and Depletion

Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. We capitalize timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application, and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs for roads built to access a single logging site are expensed as incurred.

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

Assertions of Legal Actions against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Wells Capital, the owner of our advisor, certain affiliates of WREF, and certain of our officers and directors who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify-and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended compliant. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Wells Capital and our officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

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

Commitments and Contingencies

As of June 30, 2008, Wells TIMO had incurred organization and offering expenses on our behalf of approximately $3.3 million, of which we will reimburse Wells TIMO up to 1.2% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.2% of gross offering proceeds we will not be obligated to reimburse Wells TIMO for such costs. See Note 7 to our accompanying consolidated financial statements for further discussion of the terms of the Advisory Agreement.

Subsequent Events

Sale of Shares of Common Stock

From July 1, 2008 through July 31, 2008, we raised approximately $8.0 million through the issuance of approximately 0.8 million shares of our common stock under our Initial Public Offering. As of July 31, 2008, approximately 65.2 million shares remained available for sale to the public under our Initial Public Offering, exclusive of shares available under our distribution reinvestment plan.

Master Purchase Agreement

On July 11, 2008, we entered into a master purchase agreement (the “Master Purchase Agreement”) with Wells TIMO, Wells-DFH Timberland Nr.88 GmbH & Co. KG, a German closed end fund (the “German Fund”), and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany (“DFH”). Pursuant to the Master Purchase Agreement, we have agreed to sell up to approximately 53.8 million shares (the “Shares”) of our common stock to the German Fund, at a price per share of $9.30, for an aggregate purchase price of up to approximately $500.0 million.

In our Initial Public Offering, shares of our common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer manager fee, we receive net proceeds (before expenses) of $9.12 per share. In the German offering, we are selling shares of our common stock to the German Fund at a price per share of $9.30. The German Fund will not pay the sales commission or the dealer-manager fee in connection with the German offering; however, we will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German offering. As a result, in respect of those shares of our common stock sold in the German offering, we will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that we receive in our Initial Public Offering after deducting the sales commission and dealer manager fee. The German Fund’s right to purchase Shares pursuant to the Master Purchase Agreement will continue until the earlier to occur of (i) the sale of all of the Shares offered thereby, or (ii) December 31, 2008. The sale of Shares pursuant to the Master Purchase Agreement is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to our Initial Public Offering.

Amended and Restated Advisory Agreement

On July 11, 2008, we amended and restated the Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends certain definitions in order to provide for the reimbursement of expenses to Wells TIMO by us in connection with offerings of our common stock that are exempt from the registration provisions of the Securities Act of 1933. The Amended Advisory Agreement is effective through July 11, 2009, although any party may terminate the Amended Advisory Agreement without cause or penalty upon providing 60 days’ written notice.

Amendment of Charter

On January 17, 2008, our board of directors approved an extension of the termination date of our Initial Public Offering from August 11, 2008 to August 11, 2009. This resulted in an extension of the tenth anniversary of the termination of our Initial Public Offering from August 11, 2018 to August 11, 2019. On March 26, 2008, our board of directors approved an amendment to our charter fixing the liquidation date to August 11, 2018, and submitted the amendment for approval by our stockholders at the annual meeting. On August 13, 2008, at the annual meeting, our stockholders approved the amendment to the charter.

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

Our financial instruments consist of both fixed- and variable-rate debt. Our variable rate borrowings consist of the MWV Promissory Note and the Senior Loan; however, as of June 30, 2008, only the MWV Promissory Note bears interest at an effectively variable rate, as the variable rate on the Senior Loan has been effectively fixed through the interest rate swap agreement described below. As of June 30, 2008, we had approximately $398.0 million outstanding on the MWV Promissory Note, approximately $209.2 million outstanding on the Senior Loan and approximately $113.1 million outstanding on the Mezzanine Loan. At June 30, 2008, the weighted-average interest rate of our fixed- and variable-rate debt was 5.11%.

The MWV Promissory Note matures on October 9, 2027 and bears interest at three month LIBOR plus 0.05%. The MWV Promissory Note is supported by a standby letter of credit issued by Wachovia Bank in the amount of $407.9 million. A reimbursement obligation owed by us to Wachovia Bank with respect to such letter of credit is fully secured by a pledge of the $398.0 million Deposit Account at Wachovia Bank, which earns interest at three month LIBOR plus 0.05%. The interest on the Deposit Account is intended to be sufficient to pay interest on the MWV Promissory Note; however, the variable rates on the Deposit Account and the MWV Promissory Note reset five days apart. Therefore, in order to hedge our exposure to changing interest rates during these five days, we entered into an interest rate swap agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”). The interest rate swap agreement has an effective date of October 9, 2007 and terminates October 9, 2027. Under the terms of the interest rate swap agreement, we will pay to JP Morgan an amount equal to the interest earned by the Deposit Account and will receive from JP Morgan an amount equal to the interest incurred by the MWV Promissory Note. As such, any differential in the interest earned by the Deposit Account and incurred by the MWV Promissory Note resulting from a mismatching of the LIBOR reset dates has been transferred to JP Morgan for the full term of the MWV Promissory Note.

The Senior Loan matures on September 9, 2010 (“Senior Loan Maturity Date”) and bears interest at one, two or three month LIBOR plus a margin that varies based upon the ratio of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination. The terms of the Senior Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Wachovia Bank to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of October 16, 2007 and runs through the Senior Loan Maturity Date. From October 16, 2007 through October 24, 2008, the notional amount covered by the interest rate swap agreement equals the lesser of $212.0 million or the Senior Loan’s outstanding principal balance. From October 25, 2008 through the Senior Loan Maturity Date, the notional amount covered by the interest rate swap agreement equals the lesser of $106.0 million or the Senior Loan’s outstanding principal balance. Under the terms of the interest rate swap agreement, from October 16, 2007 to October 24, 2008, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on the lesser of $212.0 million or the outstanding principal balance of the Senior Loan. From October 25, 2008 through the Senior Loan Maturity Date, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on the lesser of $106.0 million or the outstanding principal balance of the Senior Loan. The interest rate swap effectively fixes our interest rate on the Senior Loan at 6.405% through October 24, 2008. From October 25, 2008 through the Senior Loan Maturity Date, the interest rate swap effectively fixes our interest rate on up to $106.0 million of the Senior Loan at 6.405%. The remaining amount outstanding under the Senior Loan will bear interest at LIBOR plus margin.

Approximately $322.3 million of our total debt outstanding as of June 30, 2008 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2008, these balances incurred interest expense at an average rate of 8.02% and matured at dates ranging from 2008 through 2010. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of June 30, 2008, after consideration of interest rate swap agreements, the MWV Promissory Note is our only outstanding debt subject to a variable interest rate. Interest earned on a related certificate of deposit, when coupled with the interest rate swap agreement with JP Morgan, is sufficient to service the interest expense incurred on the MWV Promissory Note. As such, a 1.0% change in interest rates would result in a change in interest expense and interest income of approximately $3.9 million per year and have no impact to our net income. The amounts outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Initial Public Offering and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward repayment of variable-rate debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of entering into the Master Purchase Agreement, an investment in our common stocks is subject to the following additional risks, which are hereby added to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Although the German Fund is subject to a voting agreement, the German Fund may freely vote its shares of common stock in many important circumstances, and the voting agreement will terminate upon the occurrence of certain events.

As a condition to purchasing shares of common stock in the German offering, the German Fund entered into a voting agreement with us. If the German Fund subscribes for the maximum number of shares of common stock we have agreed to sell to it pursuant to the Master Purchase Agreement by December 31, 2008, it will likely hold a majority of our total outstanding shares of common stock for some period of time, and perhaps indefinitely. As a result of the German Fund’s majority ownership, the German Fund will be subject to a voting agreement pursuant to which we will vote the German Fund’s shares for or against any matter that requires a vote of our stockholders in proportion to the number of votes cast for or against such matter by our other stockholders. However, if the German Fund owns less than 50.0% of our total outstanding shares of common stock, then it generally will be free to vote its shares of common stock on all matters, at the discretion of its managing limited partner, except for those limited matters described in the voting agreement.

Among other things, the German Fund will be free to vote its shares in respect of all material corporate decisions and all proposed strategic transactions, such as a sale or merger of our company, a sale of all or substantially all of our assets, and any decision regarding the extension or modification of the liquidity deadline set forth in our charter. The German Fund’s managing limited partner will vote the German Fund’s shares in a single block, which may result in the German Fund having the controlling vote in many cases. In addition, the voting agreement will terminate upon the occurrence of certain events described in the voting agreement, after which the German Fund will be entitled to freely vote its shares, regardless of its level of ownership at that time.

The German Fund may not have the same interests as our other stockholders.

As a German limited partnership, the German Fund may have different objectives and voting preferences than our other stockholders. As described in the immediately preceding risk factor, notwithstanding the voting agreement, the German Fund will be entitled to freely vote its shares on all matters, at the discretion of its managing limited partner, except for those limited matters described in the voting agreement. As a result, if the German Fund has different interests than our other stockholders, we may be unable to pursue opportunities that would otherwise be in our other stockholders’ best interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2008 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2008, we made no redemptions of shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)

During the second quarter of 2008, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K. On August 13, 2008, at our annual meeting of stockholders, our stockholders approved an amendment to our Third Articles of Amendment and Restatement, to be effective as of August 13, 2008, fixing our liquidation date to August 11, 2018, instead of ten years from the termination of our Initial Public Offering.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Dated: August 13, 2008	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2008 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on April 3, 2007 (“Post-Effective Amendment No. 1”))

3.2	First Amendment to the Third Articles of Amendment and Restatement of the Articles of Incorporation

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1)

3.4	Certificate of First Amendment to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on February 11, 2008 (“Post-Effective Amendment No. 3”))

3.5	Articles Supplementary dated September 28, 2007 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the prospectus filed with the Commission on April 23, 2008)

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002