Form 10-Q
period 2008-09-30
Wells Timberland REIT, Inc.
filed 2008-11-13
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of October 31, 2008: 12,341,381 shares

FORM 10-Q

WELLS TIMBERLAND REIT, INC.

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements	4

		Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	5

		Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited)	6

		Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008 (unaudited)	7

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited)	8

		Condensed Notes to Consolidated Financial Statements (unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4T.	Controls and Procedures	33

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	34

	Item 1A.	Risk Factors	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 3.	Defaults Upon Senior Securities	35

	Item 4.	Submission of Matters to a Vote of Security Holders	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	36

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

The accompanying financial statements should be read in conjunction with the notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2007. Wells Timberland REIT’s results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$5,240,380	$1,474,780
Restricted cash and cash equivalents	11,450,599	13,808,547
Certificate of deposit	397,979,000	397,979,000
Accounts receivable	60,516	117,303
Prepaid expenses and other assets	6,278,224	8,458,914
Deferred financing costs, less accumulated amortization of $8,195,173 and $1,912,732 as of September 30, 2008 and December 31, 2007, respectively	1,727,666	8,010,107
Timber assets, at cost:
Timber and timberlands, net (Note 3)	379,428,580	397,719,538
Intangible lease assets, less accumulated amortization of $162,742 and $37,912 as of September 30, 2008 and December 31, 2007, respectively	874,111	998,941

Total assets	$803,039,076	$828,567,130

Liabilities:
Accounts payable and accrued expenses	$6,360,302	$6,794,825
Due to affiliates (Note 8)	10,128,392	4,106,380
Other liabilities	5,242,299	5,044,927
Notes payable:
MWV promissory note	397,979,000	397,979,000
Senior loan (Note 4)	208,600,930	212,000,000
Mezzanine loan (Note 4)	81,857,312	149,598,170

Total liabilities	710,168,235	775,523,302
Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of September 30, 2008 and December 31, 2007	34,802,049	32,757,620
8.5% Series B preferred stock, $1,000 liquidation preference; 10,700 and 0 shares issued and outstanding as of September 30, 2008 and December 31, 2007 (Note 6)	10,782,229	—
Common stock, $0.01 par value; 900,000,000 shares authorized; 11,594,687 and 4,320,101 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	115,947	43,201
Additional paid-in capital	101,500,631	38,258,080
Accumulated deficit	(54,330,015)	(18,015,073)

Total stockholders’ equity	92,870,841	53,043,828

Total liabilities and stockholders’ equity	$803,039,076	$828,567,130

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Timber sales	$9,923,794	$—	$30,429,926	$—
Timberland sales	466,564	—	4,490,837	—
Other revenues	688,445	—	2,031,648	—

	11,078,803	—	36,952,411	—
Expenses:
Contract logging and hauling costs	4,902,061	—	15,057,206	—
Depletion	5,973,688	—	16,485,770	—
Cost of timberland sales	266,533	—	2,824,113	—
General and administrative expenses	1,247,798	680,829	3,597,740	1,321,830
Asset and forestry management fees:
Related-party	1,000,646	—	3,006,436	—
Other	719,116	—	2,144,795	—
Land rent expense	617,556	—	1,858,232	—
Other operating expenses	867,166	—	2,435,269	—

	15,594,564	680,829	47,409,561	1,321,830

Operating loss	(4,515,761)	(680,829)	(10,457,150)	(1,321,830)
Other income (expense):
Interest income	3,013,960	—	10,825,040	—
Interest expense	(9,999,915)	(2,184)	(33,901,940)	(4,415)
Loss on interest rate swaps	(611,532)	—	(2,780,892)	—

	(7,597,487)	(2,184)	(25,857,792)	(4,415)

Net loss	(12,113,248)	(683,013)	(36,314,942)	(1,326,245)
Dividends to preferred stockholders	(768,679)	—	(2,126,658)	—

Net loss available to common stockholders	$(12,881,927)	$(683,013)	$(38,441,600)	$(1,326,245)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(1.26)	$(0.76)	$(4.98)	$(4.22)

Weighted-average common shares outstanding—basic and diluted	10,213,715	893,070	7,724,274	314,221

See accompanying notes

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2006	20,000	$200	—	$—	$220,800	$(669,011)	$(448,011)
Issuance of common stock	4,300,101	43,001	—	—	42,958,007	—	43,001,008
Issuance of preferred stock	—	—	32,128	32,128,000	—	—	32,128,000
Dividends on preferred stock	—	—	—	629,620	(629,620)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(3,784,089)	—	(3,784,089)
Other offering costs	—	—	—	—	(511,218)	—	(511,218)
Net loss	—	—	—	—	—	(17,346,062)	(17,346,062)
Amortization of stock options	—	—	—	—	4,200	—	4,200

Balance, December 31, 2007	4,320,101	43,201	32,128	32,757,620	38,258,080	(18,015,073)	53,043,828
Issuance of common stock	7,304,586	73,046	—	—	72,972,441	—	73,045,487
Redemption of common stock	(30,000)	(300)	—	—	(299,700)	—	(300,000)
Issuance of preferred stock	—	—	10,700	10,700,000	—	—	10,700,000
Dividends on preferred stock	—	—	—	2,126,658	(2,126,658)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(6,427,613)	—	(6,427,613)
Other offering costs	—	—	—	—	(875,919)	—	(875,919)
Net loss	—	—	—	—	—	(36,314,942)	(36,314,942)

Balance, September 30, 2008	11,594,687	$115,947	42,828	$45,584,278	$101,500,631	$(54,330,015)	$92,870,841

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(36,314,942)	$(1,326,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	16,485,770	—
Unrealized gain on interest rate swaps	(318,180)	—
Other amortization	126,316	—
Noncash interest expense	6,282,441	—
Stock-based incentive compensation expense	—	4,200
Basis of timberland sold	2,568,538	—
Changes in assets and liabilities:
Decrease in accounts receivable	56,787	—
Decrease (increase) in prepaid expenses and other assets	1,973,876	(330,754)
(Decrease) increase in accounts payable and accrued expenses	(434,523)	108,577
Increase in due to affiliates	5,264,222	—
Increase in other liabilities	722,366	—

Net cash used in operating activities	(3,587,329)	(1,544,222)
Cash Flows from Investing Activities:
Earnest money paid	—	(5,000,000)
Investment in timber, timberland, and related assets	(764,835)	—
Release of escrowed funds by lenders	2,357,948	—

Net cash provided by (used in) investing activities	1,593,113	(5,000,000)
Cash Flows from Financing Activities:
Repayments of mezzanine loan	(67,740,858)	—
Repayments of senior loan	(3,399,070)	—
Due to affiliates	—	1,448,436
Issuance of common stock	72,795,407	18,665,801
Issuance of preferred stock	10,700,000	—
Redemption of common stock	(300,000)	—
Commissions on stock sales and related dealer-manager fees paid	(6,295,663)	(1,319,905)
Other offering costs	—	(221,129)

Net cash provided by financing activities	5,759,816	18,573,203

Net increase in cash and cash equivalents	3,765,600	12,028,981
Cash and cash equivalents, beginning of period	1,474,780	202,829

Cash and cash equivalents, end of period	$5,240,380	$12,231,810

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

1.	Organization

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) but has not yet qualified or elected to be taxed as a REIT. Wells Timberland REIT engages in the acquisition and ownership of timberland located throughout the United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006 (see Note 2). Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (as amended and restated, the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 8).

As of September 30, 2008, Wells Timberland REIT owned approximately 226,300 acres of timberland and held long-term leasehold interests in approximately 92,300 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher and better use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT expects to generate additional revenues and income from selling the rights to extract natural resources, other than timber, from timberland. Wells Timberland REIT holds various credit facilities outstanding as of September 30, 2008, which require interest and certain mandatory principal reduction payments that are payable during 2008 and 2009 (see Note 4). Wells Timberland REIT expects to generate sufficient cash flow from operations and future equity offerings to meet all such required principal and interest payment requirements.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock, of which 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On January 17, 2008, the board of directors of Wells Timberland REIT approved an extension of the termination date of the Initial Public Offering from August 11, 2008 to August 11, 2009. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering of $2.0 million on July 11, 2007. As of September 30, 2008, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering of approximately $116.0 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $10.2 million, other organization and offering expenses of approximately $1.4 million, and common stock redemptions of approximately $0.3 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $104.1 million.

On July 11, 2008, Wells Timberland REIT entered into a master purchase agreement (the “Master Purchase Agreement”) with Wells TIMO, Wells-DFH Timberland Nr.88 GmbH & Co. KG, a German closed end fund (the “German Fund”), and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany (“DFH”). DFH was not, and the German Fund (prior to purchasing shares of common stock under the Master Purchase Agreement) was not, in any way affiliated with Wells Timberland REIT or its affiliates. Pursuant to the Master Purchase Agreement, Wells Timberland REIT has agreed to sell up to approximately 53.8 million shares (the “Shares”) of Wells Timberland REIT’s common stock to the German Fund, at a price per share of $9.30, for an aggregate purchase price of up to approximately $500.0 million (the “German Offering”). In Wells Timberland REIT’s Initial Public Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German Offering, Wells Timberland REIT is selling shares of its common stock to the German Fund at a price per share of $9.30. The German Fund will not pay the sales commission or the dealer-manager fee in connection with the German Offering; however, Wells Timberland REIT will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German Offering. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Initial Public Offering after deducting the sales commission and dealer manager fee. The German Fund’s right to purchase Shares pursuant to the Master Purchase Agreement will continue until the earlier to occur of (i) the sale of all of the Shares offered thereby, or (ii) December 31, 2008. The German Offering is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to Wells Timberland REIT’s Initial Public Offering. As of September 30, 2008, Wells Timberland REIT has received net proceeds from the German Offering of approximately $5,000.

Wells Timberland REIT’s common stock is not listed on a national securities exchange. Wells Timberland REIT’s charter requires that in the event Wells Timberland REIT’s common stock is not listed on a national securities exchange by August 11, 2018, Wells Timberland REIT must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. In the event that Wells Timberland REIT seeks stockholder approval for an extension or amendment to this listing date and does not obtain it, Wells Timberland REIT will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells Timberland REIT seeks and does not obtain approval to liquidate, Wells Timberland REIT will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Wells Timberland REIT beginning January 1, 2009. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, Fair Value Measurements (“SFAS 157”), but does not change any of the provisions of SFAS 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. Wells Timberland REIT does not expect the provisions of FSP 157-3 will have a material effect on its consolidated financial statements. All other aspects of SFAS 157 are effective for Wells Timberland REIT beginning January 1, 2008.

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

The following table presents information about Wells Timberland REIT assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$140,436	$—	$140,436	$—
Liabilities:
Interest rate swap	$3,518,485	$—	$3,518,485	$—

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The additional disclosures include descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under FASB Statement No. 133, and how derivative instruments affect the entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for Wells Timberland REIT beginning January 1, 2009, with early adoption encouraged. Wells Timberland REIT is currently assessing the provisions and evaluating the financial impact of SFAS 161 on its consolidated financial statements.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation.

3.	Timber and Timberlands

During the three months and nine months ended September 30, 2008, Wells Timberland REIT sold approximately 160 acres and 1,760 acres of timber and timberland for approximately $0.5 million and $4.5 million, respectively. The basis in timber and timberland sold was approximately $0.2 million and $2.5 million for the three months and nine months ended September 30, 2008, respectively. As of September 30, 2008 and December 31, 2007, timber and timberlands consisted of the following, respectively:

	As of September 30, 2008
	Gross	Depletion	Net
Timber	$228,360,239	$16,485,770	$211,874,469
Timberlands	167,554,111	—	167,554,111

Timber and Timberlands	$395,914,350	$16,485,770	$379,428,580

	As of December 31, 2007
	Gross	Depletion	Net
Timber	$232,987,663	$4,116,992	$228,870,671
Timberlands	168,848,867	—	168,848,867

Timber and Timberlands	$401,836,530	$4,116,992	$397,719,538

4.	Notes Payable

During the three months and nine months ended September 30, 2008, Wells Timberland REIT engaged in the following significant activities with respect to its notes payable:

•

Wells Timberland REIT paid down the mezzanine loan by approximately $31.2 million and $67.7 million, respectively, which, when added to principal payments made in prior periods, reduced the aggregate outstanding principal balance of the mezzanine loan to $81.9 million.

•

On October 15, 2008, Wells Timberland REIT amended the mezzanine loan to extend the maturity date from March 2, 2009 to September 30, 2009. In addition, the amended mezzanine loan agreement provides that Wells Timberland REIT shall make principal reduction payments on each of December 31, 2008, March 31, 2009 and June 30, 2009, reducing the outstanding principal balance to an amount not greater than $67.0 million, $45.0 million, and $25.0 million, respectively. On September 30, 2009, all outstanding principal, interest and any fees or other obligations on the mezzanine loan shall be due and payable in full.

In connection with amending the mezzanine loan, and as an inducement to Wachovia Bank, N.A. (“Wachovia”) amending the terms of the mezzanine loan, Wells Real Estate Funds, Inc. (“Wells REF”), the guarantor of the mezzanine loan, agreed to (i) amend a separate outstanding loan from Wachovia to Wells REF and, among other things, extend the maturity date, (ii) pay an amendment fee to Wachovia consisting of approximately $0.1 million in cash and 600 shares of Wells Timberland REIT’s preferred stock held by Wells REF and (iii) pledge the remaining 42,228 shares of Wells Timberland REIT preferred stock held by Wells REF to Wachovia as security for Wells REF’s guaranty of the mezzanine loan. Wells REF had previously acquired the shares of Wells Timberland REIT’s preferred stock, which accrue an 8.5% per annum dividend, for $1,000 per share.

Because Wells REF agreed to the foregoing in connection with and as an inducement to Wachovia amending the terms of the mezzanine loan, Wells Timberland REIT has agreed that, after the mezzanine loan has been repaid in full, Wells Timberland REIT will repay to Wells REF an amount in cash equal to the amendment fee, subject to the availability of proceeds from Wells Timberland REIT’s Initial Public Offering. Under the terms of the senior loan, Wells Timberland REIT cannot make such repayment until it has achieved certain financial performance measures, including the reduction of the outstanding principal amount of the senior loan to an amount that is less than 40% of the value of Wells Timberland REIT’s assets securing the senior loan.

•

The credit agreement for the senior loan contains mandatory prepayment requirements from proceeds generated from dispositions of timber and timberland less a working capital reserve. During the three months and nine months ended September 30, 2008, Wells Timberland REIT paid down the senior loan by approximately $0.6 million and $3.4 million, respectively, and funded the working capital reserve by approximately $0.2 million and $2.8 million , respectively with proceeds from timber and timberland sales.

•

During the nine months ended September 30, 2008, Wells Timberland REIT made interest payments on the senior loan and the mezzanine loan of approximately $10.4 million and approximately $10.0 million, respectively. Wells Timberland REIT made interest payments of approximately $4,400 during the nine months ended September 30, 2007.

5.	Commitments and Contingencies

MeadWestvaco Timber Agreements

In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco Subsidiary”). The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco Subsidiary plus a portion of the gross proceeds received from MeadWestvaco Subsidiary under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco Subsidiary will purchase specified amounts of timber, including pine pulpwood, hardwood pulpwood, chip-n-saw, and pine sawlogs, from Wells Timberland TRS at specified prices per ton of timber, depending upon the type of timber. The fiber supply agreement is subject to market pricing adjustments after August 14, 2008 based on the Timber Mart-South average price change for pine pulpwood. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco Subsidiary in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland.

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

6.	Series B Preferred Stock

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

At a meeting held on August 28, 2008, Wells Timberland REIT’s board of directors unanimously approved the designation, issuance, and sale of up to 15,000 shares of Wells Timberland REIT’s Series B preferred stock to Wells REF for the purchase price of $1,000 per share. On August 29, 2008, Wells Timberland REIT issued 10,700 shares of Series B preferred stock to Wells REF in exchange for approximately $10.7 million, or $1,000 per share. The proceeds from the sale of the Series B preferred stock were used to fund a portion of a principal payment under the mezzanine loan agreement. Dividends will accrue on the Series B preferred stock at the rate per annum of 8.5% of the Series B issue price, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series B preferred stock. If authorized by Wells Timberland REIT’s board of directors, accruing dividends on the Series B preferred stock are payable on September 30, 2010 and on September 30 of each year thereafter. Wells Timberland REIT’s Series B preferred stock is not convertible into shares of Wells Timberland REIT’s common stock. If Wells Timberland REIT is liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of Wells Timberland REIT’s common stock or any other class or series of Wells Timberland REIT’s capital stock ranking junior on liquidation to the Series B preferred stock. The Series B preferred stock ranks in parity with Wells Timberland REIT’s Series A preferred stock with respect to dividends and payments upon a dissolution of Wells Timberland REIT. As of September 30, 2008, dividends payable on the Series B preferred stock of approximately $82,000 are included in preferred stock in the accompanying consolidated statements of stockholders’ equity (deficit).

7.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007
Other offering costs due to affiliate	$875,919	$2,861

Discounts applied to issuance of common stock	$250,080	$153,910

Dividends accrued on preferred stock	$2,126,658	$—

Commissions on stock sales and related dealer-manager fees due to affiliates	$—	$182,320

Amortization of stock options	$—	$4,200

8.	Related-Party Transactions

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

Under the terms of the Amended Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of September 30, 2008, Wells Timberland REIT has charged to additional paid-in capital cumulative organization and other offering costs of approximately $1.4 million related to the Initial Public Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Initial Public Offering. As of September 30, 2008 and December 31, 2007, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $3.8 million and $2.7 million, respectively.

The mezzanine and senior loans contain restrictive covenants that prohibit Wells Timberland REIT from paying monthly asset management fees, administrative expense reimbursements and a substantial portion of organization and offering cost reimbursements to Wells TIMO until the mezzanine loan is repaid in full and after reduction of the senior loan to a 40% senior loan to collateral value ratio. These amounts are recorded as due to affiliates in the accompanying consolidated balance sheets.

Dealer-Manager Agreement

Wells Timberland REIT has executed a dealer-manager agreement (the “Dealer-Manager Agreement”), whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for Wells Timberland REIT’s Initial Public Offering. For these services, WIS earns a commission of up to 7.0% of the gross offering proceeds from the sale of Wells Timberland REIT’s shares, of which substantially all is re-allowed to participating broker dealers. Wells Timberland REIT pays no commissions on shares issued under its distribution reinvestment plan.

Additionally, WIS earns a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. A portion of the dealer-manager fee will be re-allowed to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commissions (1)(2)	$1,789,609	$—	$5,112,834	$—
Administrative reimbursements	673,847	680,829	1,998,729	1,321,830
Dealer-manager fees (1)	460,185	—	1,314,729	—
Asset management fees	1,000,646	—	3,006,436	—
Disposition fees	9,331	—	89,816	—
Other offering costs(1)	305,464	—	875,919	—

Total	$4,239,082	$680,829	$12,398,463	$1,321,830

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions have been re-allowed to participating broker/dealers through September 30, 2008.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Administrative reimbursements due to Wells TIMO	$5,273,812	$3,016,025
Asset management fees due to Wells TIMO	3,677,634	671,198
Other offering cost reimbursements due to Wells TIMO	1,166,008	290,089
Commissions and dealer-manager fees due to WIS	10,938	129,068

Total	$10,128,392	$4,106,380

Conflicts of Interest

As of September 30, 2008, Wells TIMO had ten employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Amended Advisory Agreement, it will rely upon employees of Wells Capital, the parent company and manager of Wells TIMO, to perform many of its obligations. Wells Capital also is a general partner or advisor of various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Amended Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Wells Capital, Wells TIMO, and WIS are all owned and controlled by Wells REF. The operations of Wells Capital, Wells TIMO, WIS and Wells Management Company, Inc. (“Wells Management”) represent substantially all of the business of Wells REF. Accordingly, Wells Timberland REIT focuses on the financial condition of Wells REF when assessing the financial condition of Wells Capital, Wells TIMO, WIS, and Wells Management. In the event that Wells REF were to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, and Wells Management based on, among other things, the level of real estate assets managed, the amount of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored investment products. As of September 30, 2008, Wells Timberland REIT believes that Wells REF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

Wells REF guarantees the mezzanine loan held by Wells Timberland REIT, which had an outstanding principal balance of approximately $76.1 million as of October 31, 2008 (see Note 4).

9.	Subsequent Event

Sale of Shares of Common Stock

From October 1, 2008 through October 31, 2008, Wells Timberland REIT raised approximately $7.4 million through the issuance of approximately 0.7 million shares of common stock under the Initial Public Offering. As of October 31, 2008, approximately 62.7 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan. No proceeds were raised from the issuance of common stock under the German Offering from October 1, 2008 through October 31, 2008. As of October 31, 2008, approximately 53.8 million shares remained available for sale to the German Fund under the German Offering.

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

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007 and our German Offering commenced in July 2008. We continued receiving investor proceeds under our Initial Public Offering and our German Offering (the “Offerings”) through September 30, 2008. Thus, our results of operations for the three months and nine months ended September 30, 2008 and 2007 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses associated with the acquisition and operation of timber assets. As of September 30, 2008, we have raised gross offering proceeds of approximately $116.0 million through the issuance of our common stock and approximately $42.8 million through the issuance of our preferred stock.

On October 9, 2007, we acquired the Mahrt Timberland for a purchase price of approximately $400.0 million, exclusive of closing costs. We paid for the acquisition of the Mahrt Timberland through the delivery of a promissory note to MeadWestvaco Subsidiary in the amount of approximately $398.0 million with a maturity date of October 9, 2027 (the “MWV Promissory Note”) and cash for the remainder. The MWV Promissory Note is supported by a deposit account (the “Deposit Account”) and standby letter of credit issued by Wachovia in the amount of approximately $407.9 million. Interest earned on the Deposit Account is intended to be sufficient to pay interest expense incurred on the MWV Promissory Note. We funded the Deposit Account and paid transaction costs with proceeds obtained through a combination of debt financing ($372.0 million), the sale of shares of our preferred stock to Wells REF ($32.1 million), and the sale of common stock in our Initial Public Offering ($18.0 million). The $372.0 million of debt financing consisted of a first mortgage loan for $212.0 million with CoBank, ACB serving as lead lender and administrative agent (the “Senior Loan”) and a second mortgage loan, as amended, for $160.0 million with Wachovia serving as lead lender and administrative agent (the “Mezzanine Loan”).

Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us to repay the loans associated with the Mahrt Timberland acquisition and to further diversify our portfolio of timber assets. To the extent that significant funds are not raised, we may not be able to repay the loans or achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Timber Market Economic Factors Impacting Our Business

Timberland operating performance is influenced by a variety of factors, including the supply of timber; demand for pulp and paper products, lumber, panel and other wood-related products; competition; and changes in timber prices and in harvest levels of timberlands. The demand for lumber, panel and other wood-related products is largely affected by the level of new residential construction activity. The number of housing starts, which is generally considered to be a leading indicator of the general United States economy, dropped to a 17-year low in 2008 as a result of turmoil in the mortgage market, the cost and availability of credit and declines in real estate markets. Many economists are predicting continued deterioration in economic conditions in the United States, with the housing market unlikely to recover until late 2009 or early 2010. As a result of declining demand for lumber, panel and other wood-related products, prices for sawtimber have fallen during 2008. In response to the weak lumber market conditions, we are decreasing our sawtimber harvest in order to allow the trees to grow and add value until market conditions improve. Demand for pulp and paper products is generally weaker during periods of slow economic growth. However, pulpwood prices have risen during 2008 due to an increase in demand for pulpwood by papermills. When lumber markets are weak and lumbermills slow down production, they produce fewer by-products, which are a cheap source of pulpwood for papermills. Papermills must then purchase more pulpwood in the timber market to make up for the shortfall, which leads to increased pulpwood prices. To take advantage of higher pulpwood prices, we have increased our pulpwood harvest by increasing the number of acres to be thinned in 2009.

Liquidity and Capital Resources

Overview

We began to sell shares of our common stock to the public under our Initial Public Offering in May 2007 and to the German Fund under our German Offering in July 2008. During the nine months ended September 30, 2008, we have raised proceeds under our Offerings, net of fees, expenses and redemptions of common stock, of approximately $65.4 million, substantially all of which was used to repay amounts outstanding on the Mezzanine Loan. On August 29, 2008, we issued 10,700 shares of Series B preferred stock to Wells REF in exchange for $10.7 million, or $1,000 per share. The proceeds from the sale of the Series B preferred stock was used to repay amounts outstanding on the Mezzanine Loan.

All of the proceeds raised under our Offerings, net of fees, expenses and redemptions of our common stock due to death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. During the three months ended September 30, 2008, we paid down the Mezzanine Loan by approximately $31.2 million, which, when added to principal payments made in prior periods, reduced the outstanding principal balance of the Mezzanine Loan to $81.9 million. On October 15, 2008, we amended the Mezzanine Loan to extend the maturity date from March 2, 2009 to September 30, 2009. In addition, we are required to make principal reduction payments on December 31, 2008, March 31, 2009 and June 30, 2009, reducing the outstanding principal balance to an amount not greater than $67.0 million, $45.0 million, and $25.0 million, respectively. On September 30, 2009, all outstanding principal, interest and any fees or other obligations on the Mezzanine Loan shall be due and payable in full. As of October 31, 2008, the outstanding principal balance on the Mezzanine Loan was approximately $76.1 million. Net cash flows generated from our operations, including proceeds received from the sale of timber and timberland less a working capital reserve, are required to be used to service the Senior Loan, which matures on September 9, 2010. Once the Mezzanine Loan is repaid in full, future proceeds raised under our Offerings, net of fees, expenses and redemptions of common stock, are required to be used to repay the Senior Loan until achieving a 40% Senior Loan to collateral value ratio.

In addition, the Senior Loan and Mezzanine Loan contain restrictive covenants that, among other things, prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders until the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio. Once the Mezzanine Loan and Senior Loan have been settled in full, future proceeds raised from the sale of our shares under our Offerings will be deemed available for investment in timberland and related assets, and future operating cash flows will be deemed available for distribution to stockholders.

We anticipate that our primary sources of future capital will be derived from the sale of our common stock under our Offerings and from operations through the sale of timberland and rights to access our land and harvest our timber to MeadWestvaco Subsidiary and other third parties. Following the settlement of the Mezzanine Loan and Senior Loan, the amount of cash available for distribution to stockholders and the level of distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and other debt service requirements, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

During the nine months ended September 30, 2008, net operating cash outflows were approximately $3.6 million, which is primarily comprised of expenditures for interest expense, operating costs, forestry management fees, and general and administrative expenses in excess of receipts for timber and timberland sales, rental income from recreational leases, and interest income. During this period, we generated net proceeds from the sale of timberland of approximately $4.2 million, approximately $2.7 million of which was used to pay down the Senior Loan and approximately $1.5 million of which was used to fund a working capital reserve. During the nine months ended September 30, 2008, we generated net cash flows from investing activities of approximately $1.6 million, which is comprised of escrowed funds released by our lenders in order to fund debt service, partially offset by investments in timber and timberland. During the nine months ended September 30, 2008, we raised proceeds from the sale of common stock under our Offerings, net of commissions and dealer-manager fees, of approximately $66.5 million, which was used, along with $10.7 million raised through the sale of our preferred stock, to pay down the Mezzanine Loan by approximately $67.7 million and to fund a redemption of common stock of approximately $0.3 million. We expect to utilize the residual cash balance of approximately $5.2 million as of September 30, 2008 to satisfy current liabilities or reduce indebtedness.

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

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, we anticipate using cash generated from operations, after payments of periodic operating expenses, interest expense and certain capital expenditures required for our timberland, to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. However, in addition to net cash flows from operations, we may periodically borrow funds on a short-term basis to fund distributions. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan to collateral value ratio, we anticipate using substantially all net proceeds raised from the sale of our shares under our Offerings to fund future acquisitions of timberland, to fund capital expenditures, and to pay down the Senior Loan and/or future borrowings. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our timber assets before adjustment for noncash reserves, depletion, and amortization; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. In accordance with our charter, our board of directors, including a majority of our independent directors, determined that borrowing in excess of our general leverage limitation of 300% of our net assets was justified in connection with the Mahrt Timberland transaction because of the significance of the portfolio acquired and our expectation that subsequent proceeds raised in this offering will enable us to significantly reduce our overall leverage over time. As of September 30, 2008, our leverage ratio, including the $398.0 million certificate of deposit and the MWV Promissory Note, was approximately 85%. As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Notes 5 and 8 of our accompanying consolidated financial statements for further explanations. All of the proceeds raised under our Offerings, net of fees, expenses and redemptions of our common stock for death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. See “– Liquidity and Capital Resources.” Once the Mezzanine Loan is repaid in full, future proceeds raised under our Offerings, net of fees and expenses, are required to be used to service the Senior Loan until achieving a 40% Senior Loan to collateral value ratio.

Our contractual obligations as of September 30, 2008 will become payable in the following periods:

	Payments Due by Period
Contractual Obligations	Total	2008		2009-2010		2011-2012	Thereafter
Outstanding debt obligations(1),(2)	$688,437,242	$14,857,312	(3)	$275,600,930	(3)	$—	$397,979,000
Operating lease obligations	20,599,359	282,735		4,157,327		3,669,254	12,490,043

Total	$709,036,601	$15,140,047		$279,758,257		$3,669,254	$410,469,043

(1)

Amounts include principal payments only. We made interest payments on the Senior Loan and the Mezzanine Loan of approximately $10.4 million and approximately $10.0 million, respectively, during the nine months ended September 30, 2008, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 4 to the accompanying consolidated financial statements.

(2)	A certificate of deposit in the amount of approximately $398.0 million will be used to settle approximately $398.0 million of the outstanding debt obligations on or before October 12, 2027.
(3)

The Mezzanine Loan was extended to September 30, 2009 and requires principal reduction payments on December 31, 2008, March 31, 2009 and June 30, 2009, reducing the outstanding principal balance to an amount not greater than $67.0 million, $45.0 million, and $25.0 million, respectively.

Results of Operations

Overview

Our Initial Public Offering was declared effective on August 11, 2006, and we began actively selling shares of our common stock in May 2007. Following the receipt and acceptance of subscriptions for the minimum offering of $2.0 million on July 11, 2007, we commenced operations and acquired interests in approximately 322,800 acres of timberland in October 2007. Accordingly, the results of operations presented for the three months and nine months ended September 30, 2008 and 2007, are not directly comparable.

Comparison of the three months ended September 30, 2007 versus the three months ended September 30, 2008

Revenue. During the fourth quarter of 2007, we acquired interests in approximately 322,800 acres of timberland with an estimated 11.8 million tons of merchantable timber inventory. For the three months ended September 30, 2008, timber sales were approximately $9.9 million, timberland sales were approximately $0.5 million, and other revenues, which consisted primarily of rental income earned under recreational leases, totaled approximately $0.7 million. Timber sales and other revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year.

Operating expenses. For the three months ended September 30, 2008, contract logging and hauling costs, depletion, and cost of timberland sales were approximately $4.9 million, $6.0 million, and $0.3 million, respectively. Asset and forestry management fees, land rent expense, and other operating costs were approximately $1.7 million, $0.6 million, and $0.9 million, respectively, for the three months ended September 30, 2008. Contract logging and hauling costs, asset and forestry management fees, land rent expense, and other operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year. Depletion expense related to our fee-simple timber assets is expected to decrease due to normalized depletion rates, which occur once timber assets are owned for longer than one year and depletion rates are calculated annually based on the net carrying value of timber, capitalized silviculture costs and total timber volume estimated to be available over the harvest cycle.

General and administrative expenses. General and administrative expenses increased from approximately $0.7 million for the three months ended September 30, 2007 to approximately $1.2 million for the three months ended September 30, 2008, primarily due to increases in administrative reimbursements payable to Wells TIMO as a result of acquiring the Mahrt Timberland in the fourth quarter of 2007. In connection with owning the Mahrt Timberland for a full year, we anticipate future general and administrative expenses to continue to increase, as compared to historical periods.

Interest income. For the three months ended September 30, 2008, we earned interest income of approximately $3.0 million on a certificate of deposit of approximately $398.0 million and other lender-required escrow accounts. Interest income earned on the certificate of deposit is entirely offset by interest expense incurred on the MWV Promissory Note. We did not have any interest income for the three months ended September 30, 2007. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. During the three months ended September 30, 2008, we incurred interest expense of approximately $2.9 million on the MWV Promissory Note, approximately $2.3 million on the Senior Loan, and approximately $4.8 million on the Mezzanine Loan. We incurred interest expense of approximately $2,200 for the three months ended September 30, 2007. Our interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a net loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.6 million for the three months ended September 30, 2008, primarily due to the fact that the variable interest rate incurred on our Senior Loan was lower than the contractual interest rate of the related interest rate swap during the three months ended September 30, 2008. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. We incurred a net loss for the three months ended September 30, 2008 of approximately $12.1 million, primarily as a result of incurring interest expense, net of interest income, of $7.0 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, incurring $6.0 million of depletion expense and incurring a loss on interest rate swaps of approximately $0.6 million related to our hedging of interest rate risk. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. As we normalize depletion and continue to raise equity under our Offerings to repay the Mezzanine Loan and the Senior Loan, we anticipate decreases in depletion and interest expense, which are expected to reduce future net losses. Our loss per share available to common stockholders for the three months ended September 30, 2008 was $1.26. We incurred a net loss for the three months ended September 30, 2007 of approximately $0.7 million, as a result of general and administrative expenses of approximately $0.7 million. Our loss per share available to common stockholders for the three months ended September 30, 2007 was $0.76.

Comparison of the nine months ended September 30, 2007 versus the nine months ended September 30, 2008

Revenue. During the fourth quarter of 2007, we acquired interests in approximately 322,800 acres of timberland with an estimated 11.8 million tons of merchantable timber inventory. For the nine months ended September 30, 2008, timber sales were approximately $30.4 million, timberland sales were approximately $4.5 million, and other revenues, which consisted primarily of rental income earned under recreational leases, totaled approximately $2.0 million. Timber sales and other revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007.

Operating expenses. For the nine months ended September 30, 2008, contract logging and hauling costs, depletion, and cost of timberland sold were approximately $15.1 million, $16.5 million, and $2.8 million, respectively. Asset and forestry management fees, land rent expense, and other operating costs were approximately $5.1 million, $1.9 million, and $2.4 million, respectively, for the nine months ended September 30, 2008. Contract logging and hauling costs, asset and forestry management fees, land rent expense, and other operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the timber assets acquired in 2007 for an entire year. Depletion expense related to our fee-simple timber assets is expected to decrease due to normalized depletion rates, which occur once timber assets are owned for longer than one year and depletion rates are calculated annually based on the net carrying value of timber, capitalized silviculture costs and total timber volume estimated to be available over the harvest cycle.

General and administrative expenses. General and administrative expenses increased from approximately $1.3 million for the nine months ended September 30, 2007 to approximately $3.6 million for the nine months ended September 30, 2008, primarily due to increases in administrative reimbursements payable to Wells TIMO as a result of acquiring the Mahrt Timberland in the fourth quarter of 2007. In connection with owning the Mahrt Timberland for a full year, we anticipate future general and administrative expenses to continue to increase, as compared to historical periods.

Interest income. For the nine months ended September 30, 2008, we earned interest income of approximately $10.8 million on a certificate of deposit of approximately $398.0 million and other lender-required escrow accounts. Interest income earned on the certificate of deposit is mostly offset by interest expense incurred on the MWV Promissory Note. We did not have any interest income for the nine months ended September 30, 2007. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. During the nine months ended September 30, 2008, we incurred interest expense of approximately $10.7 million on the MWV Promissory Note, approximately $7.7 million on the Senior Loan, and $15.5 million on the Mezzanine Loan. We incurred interest expense of approximately $4,400 for the nine months ended September 30, 2007. Our interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a net loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $2.8 million for the nine months ended September 30, 2008, primarily due to the fact that the variable interest rate incurred on our Senior Loan was lower than the contractual interest rate of the related interest rate swap during the first nine months of 2008. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. We incurred a net loss for the nine months ended September 30, 2008 of approximately $36.3 million, primarily as a result of incurring interest expense, net of interest income, of $23.1 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, incurring $16.5 million of depletion expense and incurring a loss on interest rate swaps of approximately $2.8 million related to our hedging of interest rate risk. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. As we normalize depletion and continue to raise equity under our Offerings to repay the Mezzanine Loan and the Senior Loan, we anticipate decreases in depletion and interest expense, which are expected to reduce future net losses. Our loss per share available to common stockholders for the nine months ended September 30, 2008 was $4.98. We incurred a net loss for the nine months ended September 30, 2007 of approximately $1.3 million, as a result of general and administrative expenses of $1.3 million. Our loss per share available to common stockholders for the nine months ended September 30, 2007 was $4.22.

EBITDA

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash and satisfy lender requirements. Earnings before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating cash-generating capacity and should not be viewed as an alternative to net income or cash from operations as a measurement of our operating performance. For the three months and nine months ended September 30, 2008, EBITDA was approximately $2.3 million and $7.8 million higher than the same periods during the prior year due to the acquisition of the Mahrt Timberland in October 2007 and its subsequent operations. Wells Timberland REIT’s reconciliation of net loss to EBITDA for the three months and nine months ended September 30, 2008 and 2007 follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(12,113,248)	$(683,013)	$(36,314,942)	$(1,326,245)
Add:
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment(1)	(683,432)	—	(318,180)	—
Interest expense(1)(2)	6,319,101	2,184	20,246,156	4,415
Depletion	5,973,688	—	16,485,770	—
Amortization(1)	2,137,243	—	6,408,757	—

EBITDA	$1,633,352	$(680,829)	$6,507,561	$(1,321,830)

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of major road costs, which are included in either interest expense, gain (loss) on interest rate swaps, land rent expense, or other operating expenses in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2008.

(2)

Excludes interest expense of approximately $2.9 million and approximately $10.4 million for the three months and nine months ended September 30, 2008, respectively, incurred on the MWV Promissory Note, as amounts are entirely offset by interest income earned on a certificate of deposit.

A non-cash expense critical to our operations is the non-cash cost of timberland sold. For the three months and nine months ended September 30, 2008, non-cash cost of timberland sold was approximately $0.2 million and $2.6 million, respectively. EBITDA plus non-cash cost of timberland sold for the three and nine months ended September 30, 2008 totaled $1.9 million and $9.1 million, respectively.

Election as a REIT

Pursuant to our charter, our board of directors has the authority to determine when and if it is in our best interest to elect to qualify for federal income tax treatment as a REIT. We expect that our board of directors will elect for us to qualify as a REIT for the first taxable year in which (1) we would otherwise qualify to be taxed as a REIT and (2) we generate substantial taxable income such that REIT status would be in the best interest of our stockholders. Due to our acquisition of the Mahrt Timberland on October 9, 2007 and restrictions imposed by the Senior Loan and the Mezzanine Loan, our board of directors believes that we will most likely not elect to be taxed as a REIT for the taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we subsequently fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and intend to conduct our operations in such a manner as to qualify for treatment as a REIT for federal income tax purposes, upon a determination by our board of directors that election of REIT status is in the best interests of our stockholders.

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco Subsidiary. The Timber Agreements provide that we will sell to MeadWestvaco Subsidiary specified amounts of timber subject to bi-annual market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation. Because of our brief operating history, we have not noticed a significant impact from inflation or changing prices on our net sales or revenues, nor on income from continuing operations.

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

(4)

Revenues from the sale of higher and better use timberland and non-strategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method or other acceptable method.

Related Parties

Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells TIMO or its affiliates, including asset management and disposition fees, selling commissions and dealer-manager fees, as well as subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 8 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees and reimbursements.

Assertions of Legal Actions against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Wells Capital, the owner of our advisor, certain affiliates of Wells REF, and certain of our officers and directors who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify-and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended compliant. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Wells Capital and our officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Wells Capital, certain affiliates of Wells REF, and certain of our officers and directors who formerly served as officers and directors of Piedmont REIT prior to the closing of the Piedmont REIT internalization transaction on April 16, 2007. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of its internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT has been damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the discovery stay entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to a motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. The appeal is currently pending in the Georgia Court of Appeals.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 8 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Agreements;

•	Litigation;

•	Advisory Agreement; and

•	Dealer-Manager Agreement.

Subsequent Event

Sale of Shares of Common Stock

From October 1, 2008 through October 31, 2008, we raised approximately $7.4 million through the issuance of approximately 0.7 million shares of our common stock under our Initial Public Offering. As of October 31, 2008, approximately 62.7 million shares remained available for sale to the public under our Initial Public Offering, exclusive of shares available under our distribution reinvestment plan. No proceeds were raised from the issuance of common stock under the German Offering from October 1, 2008 through October 31, 2008. As of October 31, 2008, approximately 53.8 million shares remained available for sale to the German Fund under our German Offering.

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

Our financial instruments consist of both fixed- and variable-rate debt. Our variable rate borrowings consist of the MWV Promissory Note and the Senior Loan; however, as of September 30, 2008, only the MWV Promissory Note bears interest at an effectively variable rate, as the variable rate on the Senior Loan has been effectively fixed through the interest rate swap agreement described below. As of September 30, 2008, we had approximately $398.0 million outstanding on the MWV Promissory Note, approximately $208.6 million outstanding on the Senior Loan and approximately $81.9 million outstanding on the Mezzanine Loan. At September 30, 2008, the weighted-average interest rate of our fixed- and variable-rate debt was 4.86%.

The MWV Promissory Note matures on October 9, 2027 and bears interest at three-month LIBOR plus 0.05%. The MWV Promissory Note is supported by a standby letter of credit issued by Wachovia in the amount of $407.9 million. A reimbursement obligation owed by us to Wachovia with respect to such letter of credit is fully secured by a pledge of the $398.0 million Deposit Account at Wachovia, which earns interest at three-month LIBOR plus 0.05%. The interest on the Deposit Account is intended to be sufficient to pay interest on the MWV Promissory Note; however, the variable rates on the Deposit Account and the MWV Promissory Note reset five days apart. Therefore, in order to hedge our exposure to changing interest rates during these five days, we entered into an interest rate swap agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”). The interest rate swap agreement has an effective date of October 9, 2007 and terminates October 9, 2027. Under the terms of the interest rate swap agreement, we will pay to JP Morgan an amount equal to the interest earned by the Deposit Account and will receive from JP Morgan an amount equal to the interest incurred by the MWV Promissory Note. As such, any differential in the interest earned by the Deposit Account and incurred by the MWV Promissory Note resulting from a mismatching of the LIBOR reset dates has been transferred to JP Morgan for the full term of the MWV Promissory Note.

The Senior Loan matures on September 9, 2010 (“Senior Loan Maturity Date”) and bears interest at one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination. The terms of the Senior Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Wachovia to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of October 16, 2007 and runs through the Senior Loan Maturity Date. From October 16, 2007 through October 24, 2008, the notional amount covered by the interest rate swap agreement equals $212.0 million. From October 25, 2008 through the Senior Loan Maturity Date, the notional amount covered by the interest rate swap agreement equals $106.0 million. Under the terms of the interest rate swap agreement, from October 16, 2007 to October 24, 2008, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $212.0 million. From October 25, 2008 through the Senior Loan Maturity Date, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million. The interest rate swap effectively fixes our interest rate on the Senior Loan at 6.405% through October 24, 2008. From October 25, 2008 through the Senior Loan Maturity Date, the interest rate swap effectively fixes our interest rate on $106.0 million of the Senior Loan at 6.405%. The remaining amount outstanding under the Senior Loan will bear interest at LIBOR plus margin.

Approximately $290.5 million of our total debt outstanding as of September 30, 2008 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2008, these balances incurred interest expense at an average rate of 7.7% and matured at dates ranging from 2009 through 2010. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of September 30, 2008, after consideration of interest rate swap agreements, the MWV Promissory Note is our only outstanding debt subject to a variable interest rate. Interest earned on a related certificate of deposit, when coupled with the interest rate swap agreement with JP Morgan, is sufficient to service the interest expense incurred on the MWV Promissory Note. As such, a 1.0% change in interest rates would result in a change in interest expense and interest income of approximately $3.9 million per year and have no impact to our net income. The amounts outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward repayment of variable-rate debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of issuing additional shares of preferred stock and amending the Mezzanine Loan, the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007 are hereby supplemented with the following:

Our designation and issuance of preferred stock may limit proceeds payable to the holders of common stock in the event we are liquidated or dissolved prior to the redemption of the preferred stock.

We have issued, without stockholder approval, 32,128 shares of Series A preferred stock and 10,700 shares of Series B preferred stock. If we are liquidated or dissolved, the holders of the Series A and Series B preferred stock are each entitled to receive the issue price of $1,000 per share, plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock. As a result, the amount of funds holders of our common stock would otherwise receive upon a liquidation or dissolution would be reduced in the event the Series A or Series B preferred shares had not been redeemed prior to such an event.

The credit agreement for the Mezzanine Loan obtained by us in connection with the acquisition of the Mahrt Timberland prohibits us from paying distributions or redeeming shares (except in cases of death or disability) until we repay the loan in full.

The mezzanine loan contains restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders while the loan is outstanding. As a result, we will be unable to make any payments or distributions (or set aside funds for any payments or distributions) to our stockholders until the mezzanine loan is repaid in full. On October 15, 2008, we amended the mezzanine loan to extend the maturity date from March 2, 2009 to September 30, 2009. The senior loan has a maturity date of September 9, 2010. Because distributions of at least 90% of REIT taxable income is one of the requirements for REIT qualification, we may not be able to qualify as a REIT until, among other things, the mezzanine loan is repaid in full, or the terms of the credit agreement are amended prior to its full repayment (although no assurance can be made that we may be able to renegotiate the terms of the credit agreement). Additionally, the credit agreement for the mezzanine loan prohibits us from redeeming our stockholders’ shares under our share redemption plan until the mezzanine loan has been repaid in full. Until the mezzanine loan has been repaid in full, we are permitted to redeem shares only if the redemption is sought within two years of the death or qualifying disability of a stockholder under the plan.

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

Our board (including the independent directors) unanimously approved our borrowing in excess of the 300% net assets limitation in order to obtain the mezzanine loan and the senior loan in connection with the acquisition of the Mahrt Timberland. This borrowing significantly increased our debt levels. By entering into the mezzanine loan amendment on October 15, 2008, which extended the maturity date from March 2, 2009, to September 30, 2009, we have further increased the total amount of interest we will pay to Wachovia under the terms of the mezzanine loan. Our debt obligations may cause us to incur higher interest charges on any additional debt incurred in the future and will result in higher debt service payments in order to service the higher debt levels. In addition, the terms of our current loan agreements include restrictive covenants such as the prohibition on paying distributions or redeeming shares until the mezzanine loan is repaid in full (except for those redemptions allowed in cases of death or qualifying disability), and until certain financial performance measures are met under the senior loan. These factors limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. While we intend to comply with the provisions of our charter, which require our independent directors to approve any borrowings in excess of 300% of our net assets, we have not established any fixed percentage of leverage that we will not exceed in the near-term, and we cannot assure you that our independent directors will not approve any borrowings in excess of 300% of our net assets in the future.

Economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. The credit crisis could have an impact on our interest rate swap agreements if our counterparties are forced to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We may be materially and adversely affected in the event of a significant default by one of our counterparties. In addition, depressed economic conditions could influence the levels of consumer spending and have a material adverse effect on our financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

On August 13, 2008, we issued options to purchase 4,000 shares of common stock at an exercise price of $10.00 per share to our independent directors under our Long Term Incentive Plan. These options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 29, 2008, we issued 10,700 shares of Series B preferred stock to Wells REF for a total purchase price of $10.7 million. The shares of Series B preferred stock were sold to Wells REF pursuant to an exemption from under Section 4(2) of the Securities Act of 1933. As a result, the shares of Series B preferred stock are subject to restrictions on resale.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2008, we made no redemptions of shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On August 13, 2008, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)	Not applicable.

At the annual meeting, our stockholders approved an amendment to our Third Articles of Amendment and Restatement, to be effective as of August 13, 2008, fixing our liquidation date to August 11, 2018, instead of ten years from the termination of our Initial Public Offering. The amendment was approved by our stockholders by the casting of the following votes: 3,881,281 votes for the amendment; 152,365 votes against the amendment; and 363,760 votes abstained.

Also at the annual meeting, our stockholders elected the following individuals to the board of directors: Jess E. Jarratt; Michael P. McCollum; E. Nelson Mills; Donald S. Moss; and Willis J. Potts, Jr.

(c)	The election of directors was approved by our stockholders at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Jess E. Jarratt	4,218,606	185,800
Michael P. McCollum	4,217,329	187,077
E. Nelson Mills	4,220,987	183,418
Donald S. Moss	4,218,248	186,157
Willis J. Potts, Jr.	4,221,294	183,111

(d)	Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2008, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS TIMBERLAND REIT, INC. (Registrant)

Dated: November 13, 2008	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2008 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on April 3, 2007 (“Post-Effective Amendment No. 1”))

3.2	First Amendment to the Third Articles of Amendment and Restatement of the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and filed with the Commission on August 13, 2008)

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1)

3.4	Certificate of First Amendment to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on February 11, 2008 (“Post-Effective Amendment No. 3))

3.5	Articles Supplementary dated September 28, 2007 (incorporated by reference to Exhibit 3.4 of Post Effective No. 3)

3.6	Articles Supplementary dated August 28, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K dated August 28, 2008 filed with the Commission on August 29, 2008)

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002