Form 10-K
period 2008-12-31
Wells Timberland REIT, Inc.
filed 2009-03-30
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Number of shares outstanding of the registrant’s only class of common stock, as of February 28, 2009: 14,283,321 shares

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

Any forward-looking statements contained in this Form 10-K are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A. Risk Factors herein for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statement.

PART I

ITEM 1.	BUSINESS

General

Wells Timberland REIT, Inc. was formed as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) but has not yet qualified or elected to be taxed as a REIT. We engage in the acquisition and ownership of timberland located throughout the United States. We were incorporated on September 27, 2005, and commenced operations on July 11, 2007. Prior to November 9, 2005, Wells Timberland REIT was known as Wells Real Estate Investment Trust IV, Inc., at which time our name was changed to Wells Timber Real Estate Investment Trust, Inc. On November 20, 2006, our name was changed to our current name, Wells Timberland REIT, Inc. Substantially all of our business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005. With respect to Wells Timberland OP, we are the sole general partner, possess full legal control and authority over its operations, and own 99.99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, we formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, Wells Timberland TRS, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS.

Our stock is not listed on a national exchange. However, our charter currently requires that, in the event that our stock is not listed on a national exchange by August 11, 2018, we must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) seek stockholder approval to begin liquidating our investments and distributing the resulting proceeds to the stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

We have executed an agreement with Wells TIMO (the “Advisory Agreement”), under which Wells TIMO will perform certain key functions on our behalf, including, among others, the investment of capital proceeds and management of our day-to-day operations.

The focus of our business is to invest in timberland and to manage that investment in order to provide attractive returns to our investors. We generate income returns in the form of cash flows from harvesting and selling timber, and from pursuing nontimber-related revenue sources. When and where we believe that it is appropriate, we also generate cash flow from the sale of lands that have a higher and better use (“HBU”). We expect to realize additional long-term returns from the appreciation in the value of our timberland and the standing timber on that land upon the ultimate disposition of our properties. As of December 31, 2008, we owned interests in approximately 317,700 acres of timberland (consisting of approximately 226,300 acres of timberland held in fee-simple interests and approximately 91,400 acres of timberland held in long-term leasehold interests) located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”) that contained an estimated 11.0 million tons of merchantable timber inventory with age classes ranging from one to 75 years.

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

Each year, trees grow in terms of both height and width. As a result, assuming that timber prices remain constant and that no trees are harvested or damaged, a timberland property will become more valuable each year simply because the trees within that property have become larger. During certain growth stages in the life of a tree stand, the value of the timber may increase significantly during a very short period of time. One such period of time is when the trees begin to achieve pulpwood size. For example, for Southern pine in the United States this generally occurs between 11-15 years in the life of a tree, and results in the tree changing from having no merchantable value to achieving values typically ranging from $4.00 to $8.00 per ton. Another such period of time occurs when pulpwood trees reach “chip-n-saw” size, which, in the Southern United States, generally occurs between 16-22 years in the life of a tree. Southern pine “chip-n-saw” prices may be two to four times those for pulpwood trees. Another value increase occurs when trees can be sold as large sawlogs, which generally occurs when the tree is older than approximately 23 years of age in the Southern United States. Likewise, once trees are harvested or should they become damaged, a substantial period of time may be required for replanted trees to achieve merchantable growth. The growth in the value of a tree stand is directly tied to the age and size of the trees within that tree stand; thus it is important for timberland owners to understand the effects that biological stages of tree growth have on the value of the underlying timberland.

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

As of December 31, 2008, we had 13.4 million shares of our common stock outstanding pursuant to the Initial Public Offering, including the effect of share redemptions and shares issued to our affiliates. Net proceeds after selling commissions, dealer-manager fees, and organization and offering expenses totaled approximately $120.5 million. References herein to “shares,” “our shares,” and “shares of common stock” refer to the shares of common stock offered in the Initial Public Offering.

On July 11, 2008, we entered into a master purchase agreement (the “Master Purchase Agreement”) with Wells TIMO, Wells-DFH Timberland Nr.88 GmbH & Co. KG, a German closed-end fund (the “2008 Fund”), and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany (“DFH”). DFH was not, and the 2008 Fund (prior to purchasing shares of common stock under the Master Purchase Agreement) was not, in any way affiliated with us or our affiliates. Pursuant to the Master Purchase Agreement, we agreed to sell up to approximately 53.8 million shares of our common stock to the 2008 Fund, at a price per share of $9.30, for an aggregate purchase price of up to approximately $500.0 million (the “German Offering”). In our Initial Public Offering, shares of our common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, we receive net proceeds (before expenses) of $9.12 per share. In the German Offering, we agreed to sell our common stock to the 2008 Fund at a price per share of $9.30. The 2008 Fund was not required to pay the sales commission or the dealer-manager fee in connection with the German Offering; however, we will pay DFH a distribution fee of 1.0% of the gross proceeds that we receive from the German Offering. As a result, in respect of those shares of our common stock sold in the German Offering, we agreed to receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that we receive in our Initial Public Offering after deducting the sales commission and dealer-manager fee. The German Offering is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to our Initial Public Offering. The Master Purchase Agreement expired on December 31, 2008. As of December 31, 2008, we had received net proceeds from the German Offering of approximately $5,000.

Investment Strategy

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

On a macro level, locating investment properties in different regions of the United States lessens our dependence on regional economic and other conditions. This approach also provides exposure to different species of trees and to different export markets. For example, Texas and South Carolina are hundreds of miles apart, but the primary species of tree in which timberland owners invest in both states is southern pine. While local markets may be different in these states, the difference between those markets does not provide as much diversification as would be offered by investments in Texas and Washington. The primary investment species in the Pacific Northwest are Douglas fir and western hemlock, and its export market is stronger than the export market that exists in Texas. We also may invest, to a lesser extent, in properties located in international timber-producing regions that will provide us with age, geographic, and species diversification.

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

In connection with the acquisition of the Mahrt Timberland, we have incurred substantial indebtedness which limits our ability to acquire additional timberland due to certain restrictive covenants contained in the financing agreements we entered into in connection with the acquisition. As a result, we may have difficulty implementing our investment strategy of age class, geographic and species diversification in the immediate future, if at all. For a discussion of the risks related to the lack of such diversification or failure to fully implement our investment strategy, see “Item 1A. Risk Factors—Risk Relating to Investing in Us.” For a discussion of the various restrictive covenants which limit our ability to acquire additional timberland, see “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources.”

Financing Strategy

To date, we have financed our acquisitions through a combination of debt and equity raised in our Initial Public Offering as well as through the issuance of preferred stock to Wells Real Estate Funds, Inc. (“Wells REF”), the indirect parent company of Wells TIMO and the direct parent of Wells Capital. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings and to issue preferred stock as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. We anticipate that ultimately, the majority of the cost of acquisitions will be funded from equity. However, in certain periods more amounts may be funded by debt.

Our charter generally limits our borrowings to a level that is less than 300% of our net assets, which we generally expect to approximate 75% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation. We intend to maintain debt levels subject to this limitation over the long term;

however, we may borrow in excess of this limitation temporarily upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. The acquisition of Mahrt Timberland was financed with approximately $372.0 million of new indebtedness (of which approximately $274.3 million was outstanding as of December 31, 2008), approximately $18.0 million in proceeds from the Initial Public Offering, and the issuance of preferred stock to Wells REF for an aggregate amount of $32.1 million. While the indebtedness we obtained in connection with the acquisition of the Mahrt Timberland has increased our overall leverage ratio, the issuance and sale of preferred stock is not a borrowing for the purposes of calculating our leverage ratio. As a result of the acquisition of the Mahrt Timberland, our leverage ratio, that is, the ratio of total debt to total purchase price of timber assets plus cash and cash equivalents, as of December 31, 2008 and 2007, was approximately 67% and 93%, respectively. As of December 31, 2008, our debt-to-net assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 234%.

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

Operating Strategy

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

Borrowing Policies. We have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets, which we refer to as our net assets limitation. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts, and other noncash reserves, less total liabilities, calculated quarterly by us on a basis consistently applied. Over the long-term, we generally expect to limit our borrowing to approximately 75% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation. However, we may temporarily borrow in excess of our net assets limitation if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Policies Regarding Operating Expenses. We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, as these terms are defined in our charter, unless our board of directors has determined that such excess expenses were justified based on unusual and nonrecurring factors. For the four consecutive quarters ending December 31, 2008, total operating expenses represented 1.0% of average invested assets.

Offering Policies. We are conducting our Initial Public Offering of up to 85 million shares of common stock, with 75 million shares being offered at $10.00 per share in our primary offering (with discounts available for certain categories of investors) and 10 million shares offered at $9.55 per share under our distribution reinvestment plan. We believe these offerings are in the best interest of our stockholders because they increase the likelihood that we will be able to acquire a diverse portfolio of income-producing properties, thereby reducing risk in our portfolio, as well as reducing the debt attributable to our acquisition of the Mahrt Timberland.

Listing Policy. We believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the timberland portfolio can achieve greater size and diversification. Second, we believe it is more cost effective to remain unlisted and utilize Wells TIMO as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near term is outweighed by the longer-term benefits of completing the current offering, allowing the portfolio to mature and then listing the shares at a price that is anticipated to be higher than the price at which they would likely trade today. Our charter currently requires that, in the event that our stock is not listed on a national exchange by August 11, 2018, we must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) seek stockholder approval to begin liquidating our investments and distributing the resulting proceeds to the stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Employees

We have no direct employees. The employees of Wells TIMO and its affiliates provide services for us related to asset and forestry management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other programs for which Wells TIMO and its affiliates provide similar services based on time spent by personnel on each entity. We reimburse Wells TIMO and its affiliates for our share of personnel and other costs associated with these services. Our allocable share of these administrative reimbursements totaled approximately $2.7 million, $1.4 million, and $2,400 for the years ended December 31, 2008, 2007, and 2006, respectively. All reimbursements are included in general and administrative expenses in the accompanying consolidated statements of operations.

Competition

As we purchase assets to build our portfolio, we are in competition for targeted timberland tracts with other similar timber investment companies as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timber tracts to become the purchaser if another suitable tract cannot be substituted. Selling timber also is highly competitive in the current market, and we will experience competition from owners and managers of competing timberland properties for the procurement of timber supply agreements. As a result, we may have to provide price concessions or offer other inducements to timber users in order to procure timber supply agreements, all of which may have an adverse impact on our results of operations. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.

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

Wells Capital, Wells TIMO, and WIS are each owned and controlled by Wells REF. The operations of Wells Capital, Wells TIMO, and WIS represent substantially all of the business of Wells REF. Accordingly, we focus on the financial condition of Wells REF when assessing the financial condition of Wells Capital, Wells TIMO, and WIS. In the event that Wells REF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, and its affiliates based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by us and other Wells REF-sponsored programs, as well as dividend income earned from equity interests in another REIT. In addition, Wells REF guarantees our mezzanine loan (see “Item 7. Management’s Discussion and Analysis—Liquidity and Capital

Resources”). As of December 31, 2008, we believe that Wells REF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

We have certain debt maturities coming due through December 31, 2009 in the amount of $50.7 million. To the extent that we are not able to pay off such debt with cash on hand at the respective maturity dates, are not successful in extending such maturities beyond 2009, or are otherwise unable to satisfy these debt obligations as they become due, Wells REF has represented to us its intent to fund any and all of our remaining unpaid debt maturities in 2009 to ensure that we make all such debt repayments in accordance with the terms of the debt and that the subsequent repayment of the debt from us to Wells REF would not become due or payable during 2009 or shortly thereafter.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Wells Capital, the owner of our advisor, certain affiliates of Wells REF, and certain of our officers and directors who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify-and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. Wells Capital and our officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Wells Capital, certain affiliates of Wells REF, and certain of our officers and directors who formerly served as officers and directors of Piedmont REIT prior to the closing of the Piedmont REIT internalization transaction on April 16, 2007. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of its internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT has been damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the discovery stay entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to a motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. On February 9, 2009, the Georgia Court of Appeals issued an opinion affirming the Court’s judgment granting the defendants’ motion to dismiss.

Access to SEC Filings

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge from our web site at http://www.wellstimberland.com or through the SEC’s website at http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

There is no current public trading market for our shares and we have no current plans to apply for listing on any public securities market. In addition, we have adopted a share redemption plan but we are not permitted to make any redemptions under the plan (except in cases of death or disability) until our mezzanine loan obtained in connection with the Mahrt Timberland acquisition has been repaid in full and our senior loan is reduced to a 40% loan-to-collateral value ratio. Once we are able to allow share redemptions under our share redemption plan, the plan includes numerous restrictions that will limit your ability to sell your shares. Our board is also free to amend or terminate the plan upon 30 days’ notice after our Initial Public Offering is effective. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares will not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

While we are investing the proceeds of our Initial Public Offering, the continuing high demand for the type of properties we desire to acquire may cause any distributions and the long-term returns of our investors to be lower than they otherwise would. We believe the current market for timberland properties is extremely competitive. We will be competing for these timberland investments with other entities, including traditional corporations and REITs, forestry products companies, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. Many of our competitors have more experience, greater financial resources, and a greater ability to borrow funds to acquire properties than we do. The greater the number of entities and resources competing for timberland properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions to you. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in our Initial Public Offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we, through our advisor, are unable to find suitable investments in properties promptly, we will hold the proceeds from our Initial Public Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. Delays we encounter in the selection and acquisition of properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

We have completed only one timberland acquisition and have not yet identified any additional properties that we will purchase with the proceeds of our Initial Public Offering, which makes your investment more speculative.

We have completed only one timberland acquisition and have not yet identified any additional properties that we will make with the proceeds of our Initial Public Offering. Our ability to identify well-performing properties and achieve our investment objectives depends upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements. The large size of our Initial Public Offering increases the challenges that our advisor will face in investing our net offering proceeds promptly in attractive properties, and the continuing high demand for the type of properties we desire to purchase increases the risk that we may pay too much for the properties that we do purchase. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for you to sell your shares promptly or at all.

We are substantially dependent on our business relationships with MeadWestvaco and its affiliated entities, and our continued success will depend on their economic performance.

We have entered into two agreements in connection with our acquisition of the Mahrt Timberland: a master stumpage agreement with a subsidiary of MeadWestvaco Corporation and a fiber supply agreement with MeadWestvaco Corporation and a subsidiary (collectively, “MeadWestvaco”). We refer to these agreements collectively as the Timber Agreements. The Timber Agreements provide that we will sell specified amounts of timber to a subsidiary of MeadWestvaco, subject to market pricing adjustments. The Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from the Mahrt Timberland. Our financial performance is substantially dependent on the economic performance of MeadWestvaco Corporation and its affiliates as consumers of our wood products. Approximately 41% of our revenue in 2008 was derived from these Timber Agreements. Therefore, our business and financial condition may be negatively and adversely impacted if the financial performance of MeadWestvaco suffers.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

Our Initial Public Offering is being made on a “best efforts” basis, whereby the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our Initial Public Offering may be substantially less than the amount we would need to achieve a broadly diversified timberland property portfolio. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties are located, and the species and age of the timber located on those properties. In that case, the likelihood of our profitability being affected by the performance of any one of our properties will increase. Additionally, we are not limited in the number or size of our properties or the percentage of net proceeds we may dedicate to a single property. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of timberland properties.

We have a very limited operating history, which makes our future performance and the performance of your investment difficult to predict.

We have a very limited operating history. We were incorporated in September 2005 and completed our first investment in timberland in October 2007. You should not rely upon the past performance of other Wells REF-sponsored real estate programs. Such past performance was not related to the ownership of timberland property and would not predict our future results. Our lack of operating history significantly increases the risk and uncertainty you face in making an investment in our shares.

We expect our real estate investments to be concentrated in timberland properties, making us more vulnerable economically than if our investments were diversified.

We expect to invest primarily in real estate. Within the real estate industry, we intend to acquire and own timberland properties. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our current business strategy to invest primarily, if not exclusively, in timberland properties. A downturn in the real estate industry generally or the timber or forest products industries specifically could reduce the value of our properties. A downturn in the timber or forest products industries also could prevent our customers from making payments to us and, consequently, would prevent us from meeting debt service obligations or making distributions to our stockholders. The risks we face may be more pronounced than if we diversified our investments outside real estate or outside timberland properties.

We have not paid any cash distributions to date to our stockholders as a result of restrictions resulting from our credit agreements. Once we are able to make cash distributions, our cash distributions are not guaranteed and may fluctuate.

As of the date of this prospectus, we have not paid any cash distributions. If we do make distributions to our stockholders, the actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements, tax considerations and restrictive covenants imposed on us by our loan agreements. As a result, our distribution rate and payment frequency may vary from time to time, and we may not make any distributions until we attain certain financial performance measures under the senior loan, and until the mezzanine loan that we obtained in connection with the acquisition of the Mahrt Timberland is repaid in full. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds to make cash distributions. In the event that we are unable to consistently fund quarterly distributions to stockholders entirely from our funds from operations, the value of your shares upon the possible listing of our stock, the sale of our assets or any other liquidity event may be reduced.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and your overall return may be reduced.

Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings or the net proceeds from our Initial Public Offering, we will have fewer funds available for investment in timberland and your overall return may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its fees under the Advisory Agreement.

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

Our advisor, Wells TIMO, is a newly formed entity that currently has only ten employees and will rely upon the employees of its manager, Wells Capital, to perform many of the services our advisor is required to perform for us. We are dependent on our advisor to select our investments and conduct our operations; thus, adverse changes in the financial health of Wells Capital could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments. As a general partner to many Wells-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide on behalf of Wells TIMO, our operations and financial performance could suffer as well, which would limit our ability to make distributions and decrease the value of your investment.

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

Risks Related to Conflicts of Interest

Wells Capital, its affiliates and our officers will face competing demands on their time, and this may cause our operations and your investment to suffer.

We rely on Wells TIMO, our advisor, for the day-to-day operation of our business. Wells TIMO is a newly formed entity. Until Wells TIMO hires sufficient personnel of its own, which it may never do, it will rely on the personnel of its manager, Wells Capital, to perform many of the services Wells TIMO is required to perform as our advisor. Wells Capital and its affiliates, including Leo F. Wells, III, our President and the President of Wells Capital; Douglas P. Williams, our Executive Vice President and the Senior Vice President of Wells Capital, and Randall D. Fretz, our Senior Vice President and the Senior Vice President of Wells Capital, have interests in other Wells programs and engage in other business activities, including providing advisory services to Wells Real Estate Investment Trust II, Inc., Wells Total Return REIT, Inc., and other Wells REF-sponsored real estate programs. As a result, they will have conflicts of interest in allocating their time among us and other Wells programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of your investment, may decline.

Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital, its affiliates and other Wells REF-sponsored programs, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Our executive officers and one of our directors, Jess E. Jarratt, are also officers and directors of Wells Capital, our dealer-manager and other affiliated entities and Wells REF-sponsored programs, and one of our independent directors, E. Nelson Mills, serves on the board of one other program advised by Wells Capital, the owner of our advisor. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and operational opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

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

Under the Advisory Agreement between us, Wells Timberland OP and Wells TIMO and pursuant to the terms of the special units Wells TIMO owns in Wells Timberland OP, Wells TIMO is entitled to fees and other payments from us and Wells Timberland OP that are structured in a manner intended to provide incentives to Wells TIMO to perform in our best interest and in the best interest of our stockholders. However, because Wells TIMO is entitled to receive substantial minimum compensation regardless of performance, its interests are not wholly aligned with those of our stockholders. As a result, these compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the affiliates of Wells TIMO who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

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

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we become an unregistered investment company, we could not continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. If we are unable to invest a significant portion of the proceeds of our Initial Public Offering in properties, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.

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

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

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

As a result of the acquisition of the Mahrt Timberland, we are prohibited from redeeming any shares under our share redemption plan until we achieve certain financial performance measures under the senior loan and until the mezzanine loan we obtained in connection with the acquisition of the Mahrt Timberland is repaid in full (except for redemptions sought within two years of the death or qualifying disability of the stockholder). Once we are able to allow share redemptions under our share redemption plan, generally, you will have to have held your shares for at least one year in order to participate in our share redemption plan. We will limit the number of shares redeemed pursuant to our share redemption plan as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (2) we may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for redemptions (other than those following an investor’s death or qualifying disability) since the beginning of the then-current calendar year to exceed the sum of (x) the net proceeds from the sale of shares under our distribution reinvestment plan during such period and (y) any additional amounts reserved for such purpose by our board of directors. These limits might prevent us from accommodating all redemption requests made in any year. Initially, we will repurchase shares under our share redemption plan at $9.10 per share. The initial redemption price will remain fixed until one year after we complete our offering stage. Thereafter, we will redeem shares at a price equal to 95% of the estimated per-share value of the shares, as estimated by our advisor or another firm chosen for that purpose. These restrictions will severely limit your ability to sell your shares should you require liquidity and will limit your ability to recover the value you invested.

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

The dealer-manager, WIS, is one of our affiliates and will not make an independent review of our company or our Initial Public Offering. Accordingly, you do not have the benefit of an independent review of the terms of our Initial Public Offering. Further, the due diligence investigation of our company by the dealer-manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker/dealer.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in our Initial Public Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue one billion shares of stock, of which 900 million shares are designated as common stock and 100 million are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After your purchase our Initial Public Offering, our board may elect to (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of Wells TIMO or Wells Capital; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Timberland OP. To the extent we issue additional equity interests after your purchase in our Initial Public Offering, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in any offering under this prospectus, and the value of our properties, existing stockholders also may experience a dilution in the book value of their investment in us.

Payment of fees to Wells TIMO and its affiliates will reduce cash available for investment and distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

Wells TIMO and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management of our properties and the administration of our other investments. We will pay Wells TIMO and its affiliates substantial fees for these services. Payment of these fees will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. As a result of these substantial fees, we expect that for each share sold in our Initial Public Offering, no more than $9.09 per share will be available for the purchase of properties, depending primarily upon the number of shares we sell and assuming all shares sold under our distribution reinvestment plan are sold for $9.55 per share. Wells TIMO, as the holder of the special units, also may be entitled to receive a distribution upon the sale of our properties and/or a payment in connection with the redemption of the special units upon the earlier to occur of specified events, including the listing of our shares on a national securities exchange or the termination of the Advisory Agreement. These payments to Wells TIMO increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our Initial Public Offering. Substantial up-front fees also increase the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

Our designation and issuance of preferred stock may limit proceeds payable to the holders of common stock in the event we are liquidated or dissolved prior to the redemption of the preferred stock.

We have issued, without stockholder approval, 32,128 shares of Series A preferred stock and 10,700 shares of Series B preferred stock. Dividends accrue on the shares of Series A preferred stock and Series B preferred stock daily at a rate of 8.5% per year. If we are liquidated or dissolved, the holders of the Series A and Series B preferred stock are each entitled to receive the issue price of $1,000 per share, plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock. As a result, the amount of funds holders of our common stock would otherwise receive upon a liquidation or dissolution would be reduced in the event the Series A or Series B preferred shares had not been redeemed prior to such an event.

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

We anticipate that we will sell portions of our timberland property base from time to time in the event that we determine that certain properties have become more valuable for development, recreation, conservation and other uses than for growing timber, which we refer to as higher and better use, or HBU, property. A number of factors, including a slow-down in commercial or residential real estate development or a reduction in the availability of public funding for conservation projects, could reduce the demand for these properties and reduce any revenues that we could realize from our land sale program.

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

The forest products industry is highly competitive in terms of price and quality. We have a limited operating history and own only a single timberland investment. Many of our competitors, both domestic and international, have substantially greater financial and operating resources and are better able to absorb the risks of timberland investing. In recent years, the timberland investment business has experienced increasing competition for the purchase of timberland properties from both commercial and residential real estate developers as a result of urban and suburban expansion. We expect this trend to continue. Many real estate developers have substantially greater financial resources than our company. In addition, many developers tend to use high relative amounts of leverage to acquire development parcels, which we may not be willing or able to incur. Purchases of timberland parcels for development not only reduce the amount of suitable timberland investment properties, but also tend to separate larger, existing timberland properties into smaller units, which have reduced economies of scale and are less desirable for harvesting and the future marketability of the property for timber harvesting or other uses. Competition from real estate developers and others limits the amount of suitable timberland investments available for us to acquire, and any increase in the prices we expect to pay for timberland may reduce the returns, if any, we are able to achieve for our stockholders.

Harvesting our timber may be subject to limitations which could impair our ability to receive income and make distributions to our stockholders.

Weather conditions, timber growth cycles, property access limitations and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands as may other factors, including damage by fire, hurricane, earthquake, insect infestation, disease, prolonged drought, and other natural disasters. Furthermore, we may choose to invest in timberlands that are intermingled with sections of federal land managed by the U.S.D.A. Forest Service or other private owners. In many cases, access might be achieved only through a road or roads built across adjacent federal or private land. In order to access these intermingled timberlands, we would need to obtain either temporary or permanent access rights to these lands from time to time. Our revenue, net income, and cash flow from our operations will be dependent to a significant extent on the continued ability to harvest timber on our timberland at adequate levels and in a timely manner.

We face possible liability for environmental clean up costs and wildlife protection laws related to the timberland properties we acquire, which could increase our costs and reduce our profitability and cash distributions to our stockholders.

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

The Endangered Species Act and comparable state laws protect species threatened with possible extinction. A number of species present on timberlands in the United States have been, and in the future may be, protected under these laws, including the northern spotted owl, marbled murrelet, bald eagle, several trout and salmon species in the Northwest; and the red-cockaded woodpecker, bald eagle, wood stork, red hill salamander and flatwoods salamander in the South. Protection of threatened and endangered species may include restrictions on timber harvesting, road-building, and other forest practices on private, federal, and state land containing the affected species. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year, and other factors, but can range from less than one to several thousand acres.

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

Because timberland investments are relatively illiquid, our ability to promptly sell one or more timberland properties in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	changes in international, national, regional, and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	forestry costs associated with maintaining and managing timberland properties;

•	changes in operating expenses; and

•	fires, hurricanes, earthquakes, floods and other natural disasters as well as civil unrest, acts of war and terrorism, each of which may result in uninsured losses.

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

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or our reinvestment of such proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of.

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

Changes in land uses in the vicinity of our timberland properties may increase the amount of the property that we classify as HBU property, and property tax regulations may reduce our ability to realize the values of those HBU properties.

An increase in the value of other properties in the vicinity of our timberland properties may prompt us to sell parcels of our land as higher and better use, or HBU, properties. Local, county, and state regulations may prohibit us from, or penalize us for, selling a parcel of timberland for real estate development. Some states regulate the number of times that a large timberland property may be subdivided within a specified time period, which would also limit our ability to sell our HBU property. In addition, in some states timberland is subject to certain property tax policies that are designed to encourage the owner of the timberland to keep the land undeveloped. These policies may result in lower taxes per acre for our timberland properties as long as they are used for timber purposes only. However, if we sell a parcel of timberland in such states as an HBU property, we may trigger tax penalties, which could require us to repay all of the tax benefits that we have received. Our inability to sell our HBU land on terms that are favorable to us could negatively affect our financial condition and our ability to make distributions to our stockholders.

We may be unable to properly estimate nontimber revenues from the properties that we acquire, which would impair our ability to acquire attractive properties, as well as our ability to derive the anticipated revenues from those properties.

When we acquire properties, we likely will expect to realize revenues from timber and nontimber related activities, such as the sale of conservation easements and recreation leases. Nontimber activities can contribute significantly to the revenues that we derive from a particular property. We will rely on estimates to forecast the amount and extent of revenues from nontimber related activities on our timberland properties. If our estimates concerning the revenue from nontimber related activities are incorrect, we will not be able to realize the projected revenues. If we are unable to realize the level of revenues that we expect from non-timber activities, our revenues from the underlying timberland would be less than expected and our ability to make distributions to our stockholders may be negatively impacted.

Our international investments will be subject to changes in global market trends that could adversely impact our ability to make distributions to our stockholders.

A portion of our timberland portfolio may consist of properties located in timber-producing regions outside of the U.S. These international investments could cause our business to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in U.S. locations. Adverse changes in the following factors, among others, could have a negative impact on our business, results of operations and ability to make distributions to our stockholders:

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

Risks Associated with Debt Financing

Continued disruptions in the financial markets and deteriorating economic conditions could also adversely affect our ability to secure debt financing on attractive terms and the values of investments we make.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 18 months. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We expect to finance our investments in part with debt. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

Economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. The credit crisis could have an impact on our interest rate swap agreements if our counterparties are forced to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We may be materially and adversely affected in the event of a significant default by one of our counterparties. In addition, depressed economic conditions could influence the levels of consumer spending and reduce the demand for goods produced from our wood, which would have a material adverse effect on our financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

If we default on the terms of the mezzanine loan or the senior loan obtained by us in connection with the acquisition of the Mahrt Timberland, stockholders who invest in us prior to the repayment of the mezzanine loan or the senior loan could lose some or all of their investment.

We borrowed approximately $160.0 million to fund a portion of the purchase price of the Mahrt Timberland in the form of a mezzanine loan, of which $65.7 million was outstanding as of December 31, 2008, and which we must repay on or before April 30, 2010. Additionally, we borrowed $212.0 million in the form of a senior loan, of which $208.6 million was outstanding as of December 31, 2008, which we must repay on or before September 9, 2010. The mezzanine loan is secured by, among other things, a first priority security interest in the funds raised in our Initial Public Offering. The senior loan is secured by, among other things, a second priority security interest in the funds raised in our Initial Public Offering. Our ability to repay the mezzanine loan and the senior loan is dependent upon our success in raising substantial funds pursuant to our Initial Public Offering. If the amount of proceeds we raise in our Initial Public Offering is less than the amount that we need to repay the mezzanine loan and the senior loan, respectively, when due, then unless we are able to refinance the senior loan and the mezzanine or otherwise amend their terms, we will be in default under the mezzanine loan or the senior loan, as the case may be. If we default on the mezzanine loan, the lenders for such loan will be entitled to all of the proceeds of our offering up to the amount of the mezzanine loan. If we default on the senior loan, the lenders for such loan will be entitled to all of the proceeds of our Initial Public Offering, after repayment of the mezzanine loan, up to the amount of the senior loan. If the lenders under either loan foreclose upon their security interest in a substantial amount of proceeds of our offering, our existing stockholders could lose some or all of their investment and it would be unlikely that we would be able to meet our investment objectives or to raise additional capital in our Initial Public Offering or otherwise in order to continue our operations. We have guaranteed both the senior loan and the mezzanine loan, but on a limited basis that covers only losses incurred by CoBank, ACB or Wachovia Bank due to certain bad acts of the borrowers and related loan parties. The mezzanine loan is also fully guaranteed by Wells REF, which has represented to us its intent to fund any unpaid debt that matures in 2009 to ensure that all our debt repayments are made in accordance with the terms of the loan agreements and that the subsequent repayment of the debt or redemption of equity by us to Wells REF would not become due or payable during 2009 or shortly thereafter.

The agreements for the senior loan and the mezzanine loan obtained by us in connection with the acquisition of the Mahrt Timberland prohibit us from paying distributions or redeeming shares (except in cases of death or disability) until we attain certain financial performance measures under the senior loan and until we repay the mezzanine loan in full.

The senior loan agreement and the mezzanine loan agreement contain restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders while the loans are outstanding. As a result, we will be unable to make any payments or distributions (or set aside funds for any payments or distributions) to our stockholders until we have attained certain financial performance measures under the senior loan and until the mezzanine loan is repaid in full. The mezzanine loan has a maturity date of April 30, 2010. The senior loan has a maturity date of September 9, 2010. The senior loan requires us to attain a ratio of less than 40% of the amount of the senior loan to the value of the collateral at the time of determination in order for us to make distributions. Because distribution of at least 90% of REIT taxable income is one of the requirements for REIT qualification, we may not be able to qualify as a REIT until, among other things, we attain the required financial performance measures under the senior loan and until the mezzanine loan is repaid in full, or the terms of the senior loan and the mezzanine loan agreement are amended prior to their full repayment (although no assurance can be made that we may be able to renegotiate the terms of the senior loan agreement or the mezzanine loan agreement). Until the mezzanine loan has been repaid in full and certain financial performance measures under the senior loan have been achieved, we are permitted to redeem shares only if the redemption is sought within two years of the death or qualifying disability of a stockholder under the plan.

We are likely to incur indebtedness which may increase our business risks and may reduce the value of your investment.

We have acquired, and in the future may acquire, real properties by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties. If we become qualified as a REIT, we may also borrow funds if needed to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue any insurance coverage that we may have, or replace our advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We have incurred significant indebtedness which accrues interest at a variable rate under the terms of the senior loan obtained in connection with the acquisition of the Mahrt Timberland, and we may incur additional debt in the future. Interest we pay under the senior loan and any other debt we incur will reduce our cash available for distributions. Additionally, if we incur additional variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our charter does not limit us from incurring debt until our aggregate debt would exceed 300% of our net assets (generally expected to approximate 75% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation), unless the excess borrowing over such level is approved by a majority of the independent directors and the excess borrowing is disclosed to stockholders in our next quarterly report following the borrowing, along with justification for the excess.

Our board (including the independent directors) unanimously approved our borrowing in excess of the 300% net assets limitation in order to obtain the mezzanine loan and the senior loan in connection with the acquisition of the Mahrt Timberland. This borrowing significantly increased our debt levels. Our debt obligations may cause us to incur higher interest charges on any additional debt incurred in the future and will result in higher debt service payments in order to service the higher debt levels. In addition, the terms of our current loan agreements include restrictive covenants such as the prohibition on paying distributions or redeeming shares until we achieve certain financial performance measures under the senior loan and until the mezzanine loan is repaid in full (except for those redemptions allowed in cases of death or qualifying disability), and until certain financial performance measures are met under the senior loan. These factors limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. While we intend to comply with the provisions of our charter, which require our independent directors to approve any borrowings in excess of 300% of our net assets, we have not established any fixed percentage of leverage that we will not exceed in the near-term, and we cannot assure you that our independent directors will not approve any borrowings in excess of 300% of our net assets in the future.

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

Federal Income Tax Risks

Our inability to qualify to be taxed as a REIT from our inception could result in adverse tax consequences to us and our stockholders.

We acquired the Mahrt Timberland on October 9, 2007, and in connection with such acquisition, our board of directors made the determination that at that time it was not in our best interest to qualify as a REIT. We did not qualify to be taxed as a REIT for our taxable year ended December 31, 2008. We intend to elect to be taxed as a REIT commencing with the taxable year ending December 31, 2009. However, because our ability to do so is subject to the satisfaction of certain organizational and operational requirements, we cannot give any assurances regarding when we will qualify or elect to be taxed as a REIT. We refer to the first day of the first taxable year for which we qualify and elect to be taxed as a REIT as our REIT commencement date. If we have a net built-in gain in our assets as of the REIT commencement date, do not elect to take such net built-in gain into income immediately prior to our REIT commencement date and subsequently recognize gain on the disposition of any assets we hold at the REIT commencement date, we will be subject to tax at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the asset disposed of as of the REIT commencement date over our basis in the asset as of the REIT commencement date (the built-in gain with respect to that asset as of the REIT commencement date), (b) the amount of gain we would otherwise recognize on the disposition, or (c) the amount of net built-in gain in our assets as of the REIT commencement date not already recognized during the ten-year period. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. If we elect REIT status in the future, we will have to determine whether we have a net built-in gain as of the REIT commencement date. We have not yet determined whether we have a net built-in gain in our assets as of January 1, 2009. If we do, we may choose not to sell assets we might otherwise sell during the ten-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. The IRS has issued a private letter ruling to another REIT indicating that the built-in gain tax would not apply to sales of timber sold during the ten-year period following its conversion to a REIT. We are not entitled to rely on that ruling and have not requested our own IRS ruling.

In addition, to qualify as a REIT, we cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We will monitor our earnings and profits position to allow us to be in a position to satisfy this requirement if our board of directors determines that we should elect to be taxed as a REIT.

We have not qualified as a REIT and may fail to meet the requirements to qualify as a REIT, which will require us to pay additional taxes and which could reduce our funds available to make distributions to our stockholders.

We are not qualified as a REIT currently and are subject to federal and state and local taxes on our taxable income. We intend to elect to be taxed as a REIT commencing with the taxable year ending December 31, 2009. However, because our ability to do so is subject to the satisfaction of certain organizational and operational requirements which we have not met as of the date of this prospectus, we cannot give any assurances regarding when we will qualify or elect to be taxed as a REIT. Our qualification as a REIT will depend upon our ability to meet, on an ongoing basis, these requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code of 1986 (“Internal Revenue Code,” or the “Code”). We have no assurances that we will satisfy the requirements for REIT qualification now or in the future. Alston & Bird LLP, our legal counsel, will not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial, or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we do qualify as a REIT in the future and subsequently fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we become qualified as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to federal corporate income tax on the undistributed income.

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

Upon qualification as a REIT, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of your investment.

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

To qualify and maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return on your investment.

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

The extent of our use of taxable REIT subsidiaries may affect the value of our common stock relative to the share price of other REITs.

We intend to conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRS’s. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRS’s will enable us to engage in non-REIT qualifying business activities, such as the sale of higher and better use properties. However, under the Internal Revenue Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRS’s. This limitation may affect our ability to increase the size of our non-REIT qualifying operations. Furthermore, because the income earned by our TRS’s will be subject to corporate income tax and will not be subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRS’s may cause our common stock to be valued differently than the shares of other REITs that do not use TRS’s as extensively as we expect to use them.

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

We intend to avoid the 100% prohibited transaction tax upon qualification as a REIT by conducting activities that would be prohibited transactions through one or more TRS’s. We may not, however, always be able to identify properties that will become part of our “dealer” land sales business. Therefore, if we sell any higher and better use properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

Retirement and Employee Benefit Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to pension and employee benefit plans investing in our shares. If you are investing the assets of a pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan, the assets of an IRA, or the assets of any other plan that is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) and/or the Code in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•

your investment satisfies the applicable prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. Fiduciaries may be held personally liable under ERISA for losses suffered by a plan as a result of a breach of fiduciary duty. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Governmental plans, foreign plans, and church plans that are not subject to ERISA or the Code should make sure that the investment in our shares is in accordance with the plan and applicable law.

Governmental plans, foreign plans, and church plans generally are exempt from the requirements of ERISA and the Code. However, such plans may be subject to state, foreign, or other laws that impose fiduciary requirements similar to those of ERISA and the Code. Persons making an investment on behalf of a governmental, foreign, or church plan should satisfy themselves that the investment is in accordance with the plan and applicable law.

The annual statement of value that we will send to stockholders subject to ERISA and to certain other plan stockholders is only an estimate and may not reflect the actual value of our shares.

The annual statement of value will report the estimated value of each share of common stock as of the close of our fiscal year. Our advisor or another firm we choose for this purpose will prepare this annual estimated value of our shares based on the estimated amount that would be received if our assets were sold as of the close of the fiscal year and if the proceeds, together with our other funds, were distributed pursuant to a liquidation. For 12 months after the completion of our last public equity offering prior to the listing of our shares on a national securities exchange, our advisor will use the most recent price paid to acquire a share in that offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per-share value of our shares. After that time, we would publish a per-share valuation determined by our advisor or another firm chosen for that purpose. No independent appraisals of our assets will be required during the initial period or at any time thereafter. You should be aware that:

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

As of December 31, 2008, we owned interests in approximately 317,700 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 317,700 acres, we owned fee-simple interests in approximately 226,300 acres and long-term leasehold interests in approximately 91,400 acres. As of December 31, 2008, our timberlands contained an estimated 11.0 million tons of merchantable timber inventory, approximately 6.3 million tons of which was pine, and the remainder was comprised of various hardwood species. As of December 31, 2008, our timberlands contained plantations of different age classes ranging from one to 75 years.

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

Market Information

As of February 28, 2009, we had approximately 14.3 million shares of common stock outstanding held of record by a total of approximately 4,900 stockholders. The number of stockholders is based on the records of Boston Financial Data Services, Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock.

Under Financial Industry Regulatory Authority (“FINRA”) Conduct Rules, to allow FINRA members and their associated persons to participate in the ongoing Initial Public Offering of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells TIMO will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells TIMO’s estimated value of the shares is $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that the current public offering price for our shares is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the timberland properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those timberland properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those timberland properties. Following the completion of our offering stage, Wells TIMO expects to continue to use the current offering price of our shares as the estimated per-share value reported in our annual reports on Form 10-K for a period not to exceed 12 months after the completion of our offering stage. (We will view our offering stage as complete upon the termination of all public equity offerings. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells Timberland OP.)

Use of Initial Public Offering Proceeds

On August 11, 2006, the Registration Statement on Form S-11 (File No. 333-129651) filed with the SEC for our Initial Public Offering was declared effective. WIS is serving as the dealer manager for our Initial Public Offering. Pursuant to our Initial Public Offering, we are offering a total up to 85 million shares of our common stock, with 75 million shares being offered at $10.00 per share in our primary offering and 10 million shares being offered at $9.55 per share pursuant to our distribution reinvestment plan, aggregating up to $845.5 million. The offering is expected to terminate on August 11, 2009. As of December 31, 2008, we had sold approximately 13.4 million shares of common stock in our Initial Public Offering, raising gross offering proceeds of approximately $134.2 million. From this amount, we incurred approximately $11.8 million in selling commissions and dealer-manager fees to WIS and approximately $1.6 million in organization and offering costs to Wells TIMO. For the year ended December 31, 2008, the ratio of the cost of raising capital to the capital raised was 10.0%. With the net proceeds of approximately $81.8 million from the sale of our common stock and proceeds of approximately $10.7 million from the sale of our preferred stock in private transactions, we paid down the mezzanine loan by approximately $83.9 million, funded interest payments on the mezzanine loan, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows for the year ended December 31, 2008.

Redemptions of Common Stock

Our board of directors has adopted a share redemption plan for stockholders who hold their shares for more than one year, subject to certain limitations and penalties. The share redemption plan provides that we may repurchase a stockholder’s common stock for $9.10 per share during our Initial Public Offering. However, the terms of the senior loan and mezzanine loan obtained in connection with the acquisition of the Mahrt Timberland prohibit us from redeeming any of our stockholders’ shares under the share redemption plan (except in cases of death or qualifying disability) until the mezzanine loan is repaid in full and the senior loan is reduced to a 40% loan-to-collateral value ratio.

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

The shares redeemed under the share redemption plan, other than upon the death or qualifying disability of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through our distribution reinvestment plan plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The board of directors could amend or terminate the share redemption plan upon 30 days’ notice or prior to satisfaction of either of the preconditions to adoption noted above. During the year ended December 31, 2008, approximately 30,000 shares were redeemed under the share redemption plan for $300,000, or $10.00 per share, all of which were redeemed in the first quarter of 2008. No shares were redeemed under the share redemption plan during the years ended December 31, 2007 and 2006.

Recent Sales of Unregistered Securities

On January 17, 2008, our board of directors amended the long term incentive plan to grant independent directors the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per share (which represents the purchase price per share that we would receive in our Initial Public Offering after deducting the selling commission and dealer-manager fee). During 2008, we issued approximately 1,480 shares of common stock to two of our independent directors as payment in lieu of cash for a portion of their annual retainer. These shares were issued at $9.12 per share and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, as the securities were issued privately to two accredited investors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2008, 2007, 2006, and the period from the filing of our initial Registration Statement on Form S-11 with the SEC on November 10, 2005 (date of inception) through December 31, 2005, should be read in conjunction with the accompanying consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” hereof.

	As of December 31,
	2008	2007	2006	2005
Total assets	$390,986,924 (1)	$828,567,130	$328,907	$203,000
Total liabilities	$298,712,216	$775,523,302	$776,918	—
Total stockholders’ equity (deficit)	$92,274,708	$53,043,828	$(448,011)	$203,000

	For the Year Ended December 31,
	2008	2007	2006	2005(2)
Total revenues	$48,271,055	$8,273,933	—	—
Net loss	$(53,274,682)	$(17,346,062)	$(669,011)	—
Net loss available to common stockholders	$(56,317,035)	$(17,975,682)	$(669,011)	—
Adjusted EBITDA(3)	$8,261,499	$(306,026)	$(669,011)
Cash flows used in operating activities	$(6,593,970)	$(3,434,342)	$(777,089)	—
Cash flows used in investing activities	$3,000,109	$(419,106,990)	—	—
Cash flows provided by financing activities	$6,239,172	$423,813,283	$776,918	$203,000
Per-share data—basic and diluted:
Net loss available to common stockholders	$(6.30)	$(17.73)	$(33.45)	$—
Weighted-average common shares outstanding	8,937,431	1,014,108	20,000	20,000

(1)

Total assets decreased significantly from December 31, 2007 to December 31, 2008 due to the disposition of two wholly owned subsidiaries on December 18, 2008 with total assets, as of December 31, 2007, of approximately $400.6 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for more information.

(2)	Represents the period from November 10, 2005 (date of inception) through December 31, 2005.
(3)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted EBITDA” for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure to net loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in “Item 6. Selected Financial Data” above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales. We also generate additional revenues and income from selling timberland considered by third parties to have a higher and better use and by leasing land-use rights to third parties. We expect to generate additional revenues and income from selling the rights to extract natural resources from timberland other than timber. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell to MeadWestvaco specified amounts of timber subject to market pricing adjustments. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. For the year ended December 31, 2008, approximately 41% of our revenue was derived from the Timber Agreements. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We did not begin receiving proceeds from our Initial Public Offering or acquiring timber assets until 2007. Thus the results of our operations for the years ended December 31, 2008, 2007, and 2006 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows.

On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. On October 9, 2007, we acquired the Mahrt Timberland for a purchase price of approximately $400.0 million, exclusive of customary closing costs. We paid for the acquisition of the Mahrt Timberland through the delivery of a promissory note to MeadWestvaco in the amount of approximately $398.0 million with a maturity date of October 9, 2027 (the “MWV Promissory Note”) and cash for the remainder. The MWV Promissory Note is supported by a deposit account (the “Deposit Account”) and standby letter of credit issued by Wachovia Bank in the amount of approximately $407.9 million. We funded the Deposit Account and paid transaction costs with proceeds obtained through a combination of debt financing ($372.0 million), the sale of shares of our preferred stock to Wells REF ($32.1 million), and the sale of common stock in our Initial Public Offering ($18.0 million).

During 2008, we raised gross offering proceeds of approximately $90.9 million through the issuance of our common stock and approximately $10.7 million through the issuance of our preferred stock, which was used to fund principal and interest payments on the borrowings associated with the Mahrt Timberland acquisition.

On December 18, 2008, in preparation to qualify as a REIT, we sold two of our wholly owned subsidiaries, Wells Timberland Acquisition, LLC (“Wells Timberland Acquisition”) and MWV SPE, LLC (“MWV SPE”), to Wells REF for a gross sales price of approximately $2.0 million, excluding customary closing costs (the “Subsidiary Disposition”). At the time of its disposition, MWV SPE held the Deposit Account and MWV Promissory Note related to the Mahrt Timberland acquisition, which caused us tonot meet the operational requirements of the REIT rules under the Internal Revenue Code. All other timber assets and debt associated with the Mahrt Timberland were transferred to Wells Timberland OP prior to the Subsidiary Disposition. As a result of the Subsidiary Disposition, we recognized a net loss on sale of approximately $4.7 million and received net sales proceeds of approximately $2.0 million, which was used to pay down the second mortgage associated with the Mahrt Timberland and fund a working capital account. After the Subsidiary Disposition, neither we nor any of our subsidiaries are an obligor on the MWV Promissory Note or holds an interest in the Deposit Account. The disposition of Wells Timberland Acquisition, and indirectly MWV SPE and the Deposit Account, removes certain impediments to our ability to be taxed as a REIT in future years.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth decreased at a rate of 6.2% in the fourth quarter of 2008. For the full year of 2008, GDP increased 1.1% compared with a growth rate of 2.0% in 2007. The major contributors to negative GDP growth in the fourth quarter were decreases in exports, personal consumption expenditures, equipment and software, and residential fixed investment.

Timberland operating performance is influenced by a variety of factors, including the supply of timber; demand for pulp and paper products, lumber, panel, and other wood-related products; competition; and changes in timber prices and in harvest levels of timberlands. The demand for lumber, panel, and other wood-related products is largely affected by the level of new residential construction activity and repair and remodeling. The number of housing starts, which is generally considered to be a leading indicator of the general U.S. economy, dropped to a 50-year low in 2008 as a result of turmoil in the mortgage market, the cost and availability of credit, and declines in real estate markets. Repair and remodeling expenditures, which leveled off after declining during the first half of 2008, are not expected to have a significant impact on demand. As a result of the continued decline in demand for lumber, panel and other wood-related products, sawtimber prices have fallen approximately 1.8% from a year ago and chip-n-saw prices remain at historically low levels.

While lumber and log markets continued to weaken during 2008, pulpwood markets remained strong throughout the year, with pine pulpwood prices averaging the highest since 1998. When lumber markets are weak and lumber mills slow down production, they produce fewer by-products, which are a cheap source of chips for paper mills. Paper mills must then purchase more pulpwood in the timber market to make up for the shortfall, which leads to increased demand and prices for pulpwood. However, demand for pulp and paper products is generally weaker during periods of slow economic growth. As a result of disruption in the financial markets and accelerated deterioration of economic conditions experienced during the fourth quarter of 2008, paper mills reduced production during the last month of 2008 citing unprecedented drops in paper and paperboard demand.

Many economists are predicting continued deterioration in economic conditions in the U.S., with the housing market unlikely to recover in 2009. Due to weak lumber markets, we expect demand for sawtimber and chip-n-saw to remain low during 2009. Although more moderate than lumber and wood products, demand for pulp and paper products has decreased and paper mills have curtailed production. As a result, we no longer expect pulpwood prices to continue to increase, but to remain steady at average prices achieved during 2008.

Our operating and financial plans for 2009 were established to meet volume obligations under the Timber Agreements, meet the debt service requirements of our credit facilities, and continue to maximize the production capacity and long-term value of the Mahrt Timberland through intensive forest management and silvicultural techniques, while taking into consideration the difficult market and economic conditions likely to be faced during the year. We intend to capitalize on the operational flexibility afforded to timberland owners in order to take advantage of then-prevailing market prices, including, but not limited to, adjusting harvest levels in context of supply and demand for wood in the local wood markets. Although we believe that our timber assets are well-positioned to weather current market conditions, we are not immune to the adverse effects of a prolonged downturn in the economy or continued disruption in the credit markets, which conditions would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources

Overview

In May 2007, we began to sell shares of our common stock to the public under our Initial Public Offering. During 2008, we raised proceeds under our Initial Public Offering, net of commissions, dealer-manager fees, other offering costs and redemptions of common stock, of approximately $81.8 million, substantially all of which was used to pay down debt associated with the acquisition of the Mahrt Timberland in October 2007. The majority of the purchase price for the Mahrt Timberland was indirectly financed through third-party borrowings consisting of a first mortgage loan of $212.0 million with CoBank serving as lead lender and administrative agent (the “Senior Loan”) and a second mortgage loan, as amended, for $160.0 million with Wachovia Bank serving as lead lender and administrative agent (the “Mezzanine Loan”). The remaining purchase price for the Mahrt Timberland was financed through the issuance of approximately $32.1 million of preferred stock to Wells REF.

All of the proceeds raised under our Initial Public Offering of common stock, net of fees and expenses, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. We are required to make principal reduction payments on the Mezzanine Loan on June 30, 2009, September 30, 2009 and December 31, 2009, reducing the outstanding principal balance to an amount not greater than $45.0 million, $30.0 million and $15.0 million, respectively. On April 30, 2010, all outstanding principal, interest, and any fees or other obligations on the Mezzanine Loan will be due and payable in full. In addition, net cash flows generated from our operations are required to be used to service the Senior Loan, which matures on September 9, 2010. Once the Mezzanine Loan is repaid in full, future proceeds raised under our Initial Public Offering, net of fees and expenses, are required to be used to service the Senior Loan until reduction of the Senior Loan to a 40% loan-to-collateral value ratio.

The Senior Loan and Mezzanine Loan contain restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders while the Senior Loan and Mezzanine Loan are outstanding. As a result, we will be unable to make any payments or distributions to our stockholders until the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio. Once the Mezzanine Loan has been settled in full and the Senior Loan reduced to a loan-to-collateral ratio of 40%, future proceeds raised from the sale of our shares under our Initial Public Offering will be deemed available for investment in timberland and related assets, and future operating cash flows will be deemed available for distribution to stockholders. In addition to those restrictive covenants discussed above, the Senior Loan and Mezzanine Loan require us to maintain a minimum debt service coverage ratio, as defined by the credit agreement, of 1.50:1.00 during 2008; 1.60:1.00 during 2009; and 1.70:1.00 through their respective maturity dates. As of December 31, 2008, our debt service ratio was approximately 1.68:1.00. We were not required to maintain a minimum debt service coverage ratio as of December 31, 2007.

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

Short-Term Liquidity and Capital Resources

During 2008, we raised proceeds from the sale of common stock under our Initial Public Offering, net of commissions and dealer-manager fees, of approximately $83.1 million, which was used, along with $10.7 million raised through the sale of our preferred stock, to pay down the Mezzanine Loan by approximately $83.9 million, fund interest expense on the Mezzanine Loan, and fund a redemption of common stock of approximately $0.3 million. For the year ended December 31, 2008, we generated net proceeds from the sale of timberland of approximately $4.2 million, approximately $2.7 million of which was used to pay down the Senior Loan and approximately $1.5 million of which was used to fund a working capital reserve. Net operating cash outflows for the year ended December 31, 2008 was $6.6 million, which is primarily comprised of interest expense, operating costs, asset and forestry management fees, and general and administrative expenses in excess of receipts for timber and timberland sales, rental income from recreational leases, and interest income. During the year ended December 31, 2008, we generated net cash flows from investing activities of approximately $3.0 million, which is comprised of approximately $2.5 million of escrowed funds released by our lenders in order to fund debt service and approximately $2.0 million of proceeds from the sale of subsidiaries, partially offset by approximately $1.5 million of investments in timber, timberland, and related assets. We expect to utilize the residual cash balance of approximately $4.1 million as of December 31, 2008 to satisfy current liabilities.

Long-Term Liquidity and Capital Resources

Over the long term, we expect our primary sources of capital to include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. Once the Mezzanine Loan is repaid and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, we anticipate funding distributions to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund distributions as well. We expect our principal demands for capital to include funding future acquisitions of timberland, either directly or through investments in joint ventures; capital improvements for such timberland; offering-related costs; operating expenses, including interest expense on any outstanding indebtedness; and distributions.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, we anticipate using a substantial portion of cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland, to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, we anticipate using substantially all net proceeds generated from the sale of our shares under our Initial Public Offering to fund future acquisitions of timberland, to fund capital expenditures, and to pay down future outstanding borrowings. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our timber assets before adjustment for noncash reserves, depletion, amortization, and depreciation; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. In accordance with our charter, our board of directors, including a majority of our independent directors, determined that borrowing in excess of our general leverage limitation of 300% of our net assets was justified in connection with the Mahrt Timberland transaction because of the significance of the portfolio acquired and our expectation that subsequent proceeds raised in this offering will enable us to significantly reduce our overall leverage over time. As of December 31, 2008, our leverage ratio was approximately 1.3% and our debt-to-net assets ratio was approximately 1.4%. As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

All of the proceeds raised under our Initial Public Offering, net of fees and expenses, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. See “—Liquidity and Capital Resources.” Once the Mezzanine Loan is repaid in full, future proceeds raised under our Initial Public Offering, net of fees and expenses, are required to be used to service the Senior Loan until it is reduced to a 40% loan-to-collateral ratio.

As of December 31, 2008, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$274,332,679	$50,731,749	$223,600,930	$—	$—
Estimated interest on debt obligations(1)(2)	21,896,108	15,107,242	6,788,866	—	—
Operating lease obligations	20,266,929	2,129,510	3,945,129	3,254,970	10,937,320

Total	$316,495,716	$67,968,501	$234,334,925	$3,254,970	$10,937,320

(1)

The terms of the Mezzanine Loan were amended on March 30, 2009 to change the amounts and dates of the mandatory repayment requirements and to extend the maturity date from September 30, 2009 to April 30, 2010.

(2)

Amounts include impact of interest rate swaps, including interest rate swap entered into on January 23, 2009 to hedge our exposure to variable interest rates on $75.0 million of the Senior Loan. See Subsequent Events—CoBank Swap Agreement and Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information regarding our interest rate swaps.

Results of Operations

Overview

Our Initial Public Offering was declared effective on August 11, 2006, and we began actively selling shares of our common stock in May 2007. Following the receipt and acceptance of subscriptions for the minimum offering of $2.0 million on July 11, 2007, we acquired interests in approximately 322,800 acres of timberland in October 2007. Accordingly, the results of operations presented for the years ended December 31, 2008, 2007 and 2006, are not directly comparable.

On December 18, 2008, in preparation to qualify as a REIT, we disposed of certain subsidiaries with significant nontimber assets and liabilities. Income and expenses associated with these disposed subsidiaries are classified as normal operations in the accompanying consolidated statements of operations for each of the years presented. Our net loss increased significantly from 2007 to 2008 as a result of holding the debt associated with the Mahrt Timberland for an entire year. Accordingly, our results of operations are not indicative of those expected in future periods, as we (i) anticipate paying off the Mezzanine Loan, which incurs interest at 11%, in 2009 and (ii) expect that timber sales, other revenue, contract logging and hauling costs, depletion, asset and forestry management fees, land rent expense, and amortization will increase in future periods as a result of increased harvest volumes and future acquisitions of timber assets. Because of our brief operating history, we have not noticed a significant impact from inflation on our net sales, revenues, or net income.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2008

Revenue. During the fourth quarter of 2007, we acquired interests in approximately 322,800 acres of timberland with an estimated 11.8 million tons of merchantable timber inventory. Timber sales and other revenues increased from approximately $7.7 million and $0.6 million, respectively, for the year ended December 31, 2007 to approximately $41.0 million and $2.8 million, respectively, for the year ended December 31, 2008, as a result of owning the Mahrt Timberland for an entire year. During the year ended December 31, 2008, we recognized $4.5 million of timberland sales as a result of selling approximately 1,760 acres of HBU. No HBU was sold during 2007.

Revenue from timber sales related to the Mahrt Timberland is expected to remain relatively stable in 2009 based on slight increases in harvest volumes and stable pulpwood prices, offset by continued decreases in chip-n-saw and sawtimber prices due to weakening lumber and plywood markets as a result of the significant decline in new residential construction. We expect other revenues to increase by approximately 5% to 10% based on historically high renewal rates of the recreational leases associated with the Mahrt Timberland and a corresponding increase in lease rates. Due to general economic conditions and a decrease in the availability of credit, we expect timberland sales to remain relatively stable during 2009.

Operating expenses. Contract logging and hauling costs and depletion increased from approximately $3.7 million and approximately $4.1 million, respectively, for the year ended December 31, 2007 to approximately $20.1 million and approximately $21.5 million, respectively, for the year ended December 31, 2008 as a result of owning the Mahrt Timberland for an entire year. Asset and forestry management fees, land rent expense, and other operating costs increased from approximately $1.4 million, $0.6 million, and $0.6 million, respectively, for the year ended December 31, 2007, to approximately $6.9 million, $2.5 million, and $3.6 million, respectively, for the year ended December 31, 2008, as a result of owning the Mahrt Timberland for an entire year.

Contract logging and hauling costs related to the Mahrt Timberland are expected to increase during 2009 primarily as a result of nominal increases in harvest volumes. Depletion expense related to our fee-simple Mahrt Timberland assets is expected to decrease due to normalized depletion rates, which occur once timber assets are owned for longer than one year and depletion rates are calculated annually based on the net carrying value of timber, capitalized silviculture costs, and total timber volume estimated to be available over the harvest cycle. Asset and forestry management fees, which are primarily based on the number of acres managed, are expected to remain relatively stable due to no significant changes in the number of acres owned during 2009. Land rent expense is expected to decrease approximately 7% during 2009 due to the expiration of timberland leases. Other operating expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

General and administrative expenses. General and administrative expenses increased from approximately $2.3 million for the year ended December 31, 2007 to approximately $4.7 million for the year ended December 31, 2008, primarily due to owning the Mahrt Timberland for an entire year in 2008. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense increased from approximately $13.7 million for the year ended December 31, 2007 to approximately $42.3 million for the year ended December 31, 2008, as a result of the debt associated with the Mahrt Timberland outstanding for an entire year, including the MWV Promissory Note. Interest expense is expected to decrease significantly in 2009, primarily due to the disposition of the MWV Promissory Note on December 18, 2008, in connection with the Subsidiary Disposition. The actual decrease in interest expense in 2009 will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest income. Interest income increased from approximately $5.1 million for the year ended December 31, 2007 to approximately $14.5 million for the year ended December 31, 2008, primarily as a result of the Deposit Account associated with the Mahrt Timberland earning interest for an entire year during 2008. We expect interest income to decrease by approximately $14.0 million in 2009 due to the disposition of the Deposit Account on December 18, 2008, in connection with the Subsidiary Disposition. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest rate risk instruments. We recognized a net loss on the fair value adjustments of our interest rate swap agreements that do not qualify for hedge accounting treatment of approximately $7.0 million for the year ended December 31, 2008 compared to a loss of approximately $4.4 million for the year ended December 31, 2007, primarily due to a market value adjustment to the interest rate swap agreement on the Senior Loan, which was prompted by declines in market interest rates during 2008 and a revised economic outlook, which anticipates additional declines in market interest rates. We expect that future gains and losses on our interest rate swap that does not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss increased from approximately $17.3 million for the year ended December 31, 2007 to approximately $53.3 million for the year ended December 31, 2008, primarily as a result of incurring interest expense, depletion and losses on interest rate swaps for an entire year in 2008 as compared to only three months in 2007. We sustained a net loss primarily as a result of incurring interest expense, net of interest income, of $27.7 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, incurring $21.5 million of depletion expense, and incurring a loss on interest rate swaps of approximately $7.0 million related to our hedging of interest rate risk. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. Our net loss per share available to common stockholders for the years ended December 31, 2008 and 2007 was $6.30 and $17.73, respectively. As we normalize depletion and continue to raise equity under our offerings to repay the Mezzanine Loan and the Senior Loan, we anticipate decreases in depletion and interest expense, which are expected to reduce future net losses.

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2007

We began to sell shares of our common stock under our Initial Public Offering in May 2007, received and accepted the minimum subscription under our Initial Public Offering in July 2007, and commenced active timber operations upon acquiring the Mahrt Timberland in October 2007. We did not receive revenues or incur any operating expenses prior to the effectiveness of our Initial Public Offering in August 2006. During 2006, we incurred $2.3 million of general and administrative expenses in connection with operating costs necessary to support our Initial Public Offering.

Portfolio Information

As of December 31, 2008, we owned interests in approximately 317,700 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 317,700 acres, we owned fee simple interests in approximately 226,300 acres and long-term leasehold interests in approximately 91,400 acres. As of December 31, 2008, our timberlands contained an estimated 11.0 million tons of merchantable timber inventory. As of December 31, 2008, our timberlands contain plantations of different age classes ranging from one to 75 years.

Adjusted EBITDA

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash, and ability to satisfy lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating cash-generating capacity. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their noncash nature (“Adjusted EBITDA”). As such, Adjusted EBITDA as defined may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be viewed as an alternative to net income or cash from operations as a measurement of our operating performance, as it excludes certain expenses related to fixed-asset investments required to generate revenues. Due to our significant amount of debt, management views operating income as the most appropriate earnings measure of our underlying timber operations. Management considers Adjusted EBITDA to be an important measure of our financial condition and cash-generating ability due to the significant amount of fixed assets subject to depletion and the significant amount of financing subject to interest and amortization expense. Our credit agreements contain a minimum debt service coverage ratio based on Adjusted EBITDA since the measure is representative of adjusted income available for interest payments.

For the year ended December 31, 2008, EBITDA was approximately $8.6 million higher than the prior year due to the acquisition of the Mahrt Timberland in October 2007 and its subsequent operations. Wells Timberland REIT’s reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
Net loss	$(53,274,682)	$(17,346,062)	$(669,011)
Add:
Loss on sale of subsidiaries	4,696,944	—	—
Unrealized loss on interest rate swaps that do not qualify for hedge accounting treatment(1)	3,144,022	3,696,229	—
Interest expense(2)	25,257,254	7,276,171	—
Depletion	21,513,106	4,116,992	—
Amortization	6,924,855	1,950,644	—

Adjusted EBITDA	$8,261,499	$(306,026)	$(669,011)

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of major road costs, which are included in either interest expense, gain (loss) on interest rate swaps, land rent expense, or other operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2008.
(2)

Excludes interest expense of approximately $14.1 million and $4.9 million for the years ended December 31, 2008 and 2007, respectively, incurred on the MWV Promissory Note, as amounts are entirely offset by interest income earned on a certificate of deposit.

A noncash expense critical to our operations is the noncash cost of timberland sold. For the year ended December 31, 2008, noncash cost of timberland sold was approximately $2.6 million. Adjusted EBITDA plus the noncash cost of timberland sold for the year ended December 31, 2008 totaled approximately $10.9 million.

Election as a REIT

Pursuant to our charter, our board of directors has the authority to determine when and if it is in our best interest to elect to qualify for federal income tax treatment as a REIT. Due to our acquisition of the Mahrt Timberland on October 9, 2007 and restrictions imposed by the Senior Loan and Mezzanine Loan, we were not eligible to elect to be taxed as a REIT for the year ended December 31, 2008. We expect that our board of directors will elect for us to qualify as a REIT for the taxable year ended December 31, 2009. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we subsequently fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to bi-annual market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation. Because of our brief operating history, we have not noticed a significant impact from inflation on our net sales, revenues or net income.

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

Timber, Timberlands, and Depletion

Timber and timberlands are stated at cost less accumulated depletion for timber harvested. We capitalize timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation; growing or purchases of seedlings; planting, fertilization, and herbicide application; and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs for roads built to access a single logging site are expensed as incurred.

Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned for longer than one year are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our timber assets may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of timber assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. Impairment losses would be recognized for (i) long-lived assets used in our operations when the carrying value of such assets exceeds the undiscounted cash flows estimated to be generated from the future operations of those assets, and (ii) long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We intend to use one harvest cycle for the purpose of evaluating the recoverability of timber and timberlands used in our operations. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes and are discounted at risk-free rates of interest. We consider assets to be held for sale at the point at which a sale contract is executed and the buyer has made a nonrefundable earnest money deposit against the contracted purchase price. We have determined that there has been no impairment of our long-lived assets to date.

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

Revenue Recognition

Revenue from the sale of timber is recognized when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) legal ownership and the risk of loss are transferred to the purchaser, (iii) price and quantity is determinable, and (iv) collectibility is reasonably assured. Our primary sources of revenue are recognized as follows:

(1)	For delivered sales contracts, which include amounts sufficient to cover costs of logging and hauling of timber, revenues are recognized upon delivery to the customer.

(2)	For pay-as-cut contracts, the purchaser acquires the right to harvest specified timber on a tract, at an agreed-upon price per unit. Payments and contract advances are recognized as revenue as the timber is harvested based on the contracted sale rate per unit.

(3)	For lump-sum sale contracts, the purchaser generally pays the purchase price upon execution of the contract. Title to the timber and risk of loss transfers to the buyer at the time the contract is consummated. Revenues are recognized upon receipt of the purchase price. When the contract expires, ownership of the remaining standing timber reverts to us; however, adjustments are not made to the revenues previously recognized. Any extensions of time will be negotiated under a new or amended contract.

(4)	Revenues from the sale of higher and better use timberland and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method.

Related-Party Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells TIMO or its affiliates, including asset management and disposition fees, selling commissions, and dealer-manager fees, as well as subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 13 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees, and reimbursements. For the 12 months ended December 31, 2008, the aggregate amount of advisory fees and the aggregate amount of other fees paid or incurred to our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $15.5 million.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 of our accompanying consolidated financial statements for further explanations. Examples of such commitments and contingencies include:

•	Timber supply agreements;

•	Timberland management agreement;

•	Operating lease obligations;

•	Litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2009 through February 28, 2009, we raised approximately $1.26 million through the issuance of approximately 1.26 million shares of our common stock under our Initial Public Offering. As of February 28, 2009, approximately 1.26 million shares remained available for sale to the public under our Initial Public Offering, exclusive of shares available under our distribution reinvestment plan.

CoBank Swap Agreement

On January 23, 2009, we entered into an interest rate swap agreement with CoBank to hedge our exposure to changing interest rates on $75.0 million of the Senior Loan subject to a variable interest rate (the “CoBank Interest Rate Swap”). The CoBank Interest Rate Swap has an effective date of February 24, 2009 and matures on February 24, 2010. Under the terms of the CoBank Interest Rate Swap, we will pay interest at a fixed rate of 1.14% per annum and receive LIBOR-based interest payments from CoBank on $75.0 million of the Senior Loan. The CoBank Interest Rate Swap effectively fixes the interest rate on $75.0 million of the Senior Loan at 2.64% through February 24, 2010.

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

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2008, our consolidated debt consisted of the following:

	2009	2010	2011	2012	2013	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	—	$102,600,930	—	—	—	—	$102,600,930
Effectively fixed-rate debt	$35,731,749	$136,000,000	—	—	—	—	$171,731,749

Average interest rate:
Effectively variable-rate debt	—	1.96%	—	—	—	0.00%	1.96%
Effectively fixed-rate debt	11.00%	7.42%	—	—	—	—	8.16%

As of December 31, 2008, approximately $102.6 million of the Senior Loan bears interest at a variable rate, as approximately $106.0 million of the Senior Loan has been effectively fixed through the interest rate swap agreement described below. The weighted-average interest rate of our fixed- and variable-rate debt was 5.84%, as of December 31, 2008, and the estimated fair value of our notes payable was approximately $264.0 million.

The Senior Loan matures on September 9, 2010 (“Senior Loan Maturity Date”) and bears interest at one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination. The terms of the Senior Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Wachovia Bank to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of October 16, 2007 and runs through the Senior Loan Maturity Date. From October 16, 2007 through October 24, 2008, the notional amount covered by the interest rate swap agreement equaled $212.0 million. From October 25, 2008 through the Senior Loan Maturity Date, the notional amount covered by the interest rate swap agreement equals $106.0 million. Under the terms of the interest rate swap agreement, we paid interest at a fixed rate of 4.905% per annum and received LIBOR-based interest payments based on $212.0 million from October 16, 2007 to October 24, 2008, and we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million of the Senior Loan from October 25, 2008 through the Senior Loan Maturity Date. The interest rate swap effectively fixed the LIBOR rate at 4.905% on the entire balance of the Senior Loan through October 24, 2008 and on $106.0 million of the Senior Loan from October 25, 2008 through the Senior Loan Maturity Date.

Approximately $171.7 million of our total debt outstanding as of December 31, 2008 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2008, these balances incurred interest expense at an average rate of 8.16% and have maturities ranging from 2009 through 2010. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of December 31, 2008, after consideration of an interest rate swap agreement, we had approximately $102.6 million of outstanding debt subject to a variable interest rate. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. The amounts outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Initial Public Offering and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward repayment of variable-rate debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2008 or 2007.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2008, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On March 30, 2009, we amended the Mezzanine Loan to extend the maturity date from September 30, 2009 to April 30, 2010. The amended Mezzanine Loan agreement provides that we shall make principal reduction payments on June 30, 2009, September 30, 2009 and December 31, 2009, reducing the outstanding principal balance to an amount not greater than $45.0 million, $30.0 million and $15.0 million, respectively. On April 30, 2010, all outstanding principal, interest and any fees or other obligations on the Mezzanine Loan shall be due and payable in full.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2009.

Name	Age	Position(s)	Term of Office
Leo F. Wells, III	65	President	Since 2005

Douglas P. Williams	58	Executive Vice President, Secretary and Treasurer	Since 2005

Randall D. Fretz	56	Senior Vice President	Since 2005

Jess E. Jarratt	52	Director	Since 2007

Michael P. McCollum	53	Independent Director	Since 2006

E. Nelson Mills	48	Independent Director	Since 2006

Donald S. Moss	73	Independent Director	Since 2006

Willis J. Potts, Jr.	62	Independent Director	Since 2006

There are no family relationships between any directors or executive officers, or between any director and executive officer.

Leo F. Wells, III. Since our inception in September 2005, Mr. Wells has been our President. He served as one of our directors from inception until June 22, 2007. He served as the President of Piedmont REIT from 1997 to February 2007 and served as a director of Piedmont REIT until May 2007, the President and a director of Wells REIT II since 2003, and the President and Chairman of Wells Total Return REIT since March 2007. Prior to its dissolution in March 2008, he served as an independent director of Institutional REIT. He has also been the sole stockholder, sole director, President and Treasurer of Wells REF since 1997, which directly or indirectly owns Wells Capital, Wells Management Company, Inc., WIS, Wells & Associates, Inc., Wells Development Corporation, Wells Asset Management, Inc., Wells Real Estate Advisory Services, Inc., and Wells TIMO. He has also been the President, Treasurer, and sole director of Wells Capital since 1984; Wells Management Company, Inc. since 1983; Wells Development Corporation since it was organized in 1997 to develop real estate properties; and Wells Asset Management, Inc. since it was organized in 1997 to serve as an investment advisor to the Wells Family of Real Estate Funds. Since 1997, Mr. Wells has been a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which includes as one of its series the Wells Dow Jones Wilshire U.S. REIT Index Fund. Since 2004, he has been President and sole director of Wells Real Estate Advisory Services, Inc. He has been the President, Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company, since it was incorporated in 1978. Mr. Wells serves as the principal broker for Wells & Associates, Inc.

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

Douglas P. Williams. Since our inception in September 2005, Mr. Williams has been our Executive Vice President, Secretary and Treasurer. He served as one of our directors from inception until June 22, 2007. From 1999 to 2007, he has also served as Executive Vice President, Secretary and Treasurer, and a director of

Piedmont REIT. Since 2003, he has served as Executive Vice President, Secretary and Treasurer and a director of Wells REIT II. Prior to its dissolution in March 2008, he served as Executive Vice President, Secretary, Treasurer and a director of Institutional REIT. Since March 2007, he has served as Executive Vice President, Secretary, Treasurer and a director of Wells Total Return REIT. Since 1999, Mr. Williams has also been a Senior Vice President of Wells Capital and a Vice President, Chief Financial Officer, Treasurer, and a director of WIS, our dealer-manager. He has also been a Vice President of Wells REF and Wells Asset Management, Inc. since 1999.

From 1996 to 1999, Mr. Williams served as Vice President and Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc., a supplier to the paper industry and to the paint, rubber, and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG LLP. Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with FINRA as a financial and operations principal. Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from Amos Tuck School of Graduate Business Administration at Dartmouth College.

Randall D. Fretz. Since our inception in September 2005, Mr. Fretz has been our Senior Vice President. He has also been a Senior Vice President of Wells Capital since 2002. He has also been the Chief of Staff and a Vice President of Wells REF since 2002, a Senior Vice President of Piedmont REIT from 2002 to 2007, a Senior Vice President of Wells REIT II since 2003, a Senior Vice President of Wells Total Return REIT since March 2007, and a director of WIS since 2002. Prior to its dissolution in March 2008, he served as a Senior Vice President of Institutional REIT. Mr. Fretz is primarily responsible for corporate strategy and planning, advising, and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a Bachelor of Arts degree in Sociology and a Bachelor of Physical Education from McMaster University in Hamilton, Ontario. He also earned a Master of Business Administration degree from the Ivey School of Business in London, Ontario.

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

Michael P. McCollum, Ph.D. Dr. McCollum is one of our independent directors. He has worked in the forest products industry for the past 25 years. From June 1996 until his retirement in December 2005, Dr. McCollum led the Wood and Fiber Supply Division of Georgia-Pacific Corporation, one of the world’s leading manufacturers and distributors of tissue, pulp, paper, packaging, building products, and related chemicals, and in January 2001, he became President of the Fiber Supply Division. From July 1992 to June 1996, Dr. McCollum served in positions of increasing responsibility at Georgia-Pacific in the areas of forest management, wood and fiber supply, technical support, and strategic planning. From February 1984 to July 1992, Dr. McCollum served in various positions at Temple-Inland Inc., a major forest products corporation. From January 1981 to February 1984, Dr. McCollum worked in the Wood Products Division of Manville Forest Products Corporation, a subsidiary of Johns Manville, a Berkshire Hathaway company and a leading manufacturer and marketer of premium-quality building and specialty products. Dr. McCollum received his Bachelor of Science degree in Forestry from the University of Arkansas and received a Ph.D. in Forest Science from Texas A&M University. Dr. McCollum is a member of the Society of American Foresters and has served on the boards of several industry and conservation associations.

E. Nelson Mills. Mr. Mills is one of our independent directors. Since 2007, Mr. Mills has served as a director of Wells REIT II. Prior to its dissolution in March 2008, Mr. Mills served as a director of the Institutional REIT. Since January 2006, Mr. Mills has served as president and chief operating officer of Williams Realty Advisors, LLC where he is responsible for investment and financial strategy and is in charge of the design, formation and operation of a series of real estate funds. From December 2005 to December 2004, Mr. Mills served as the chief financial officer and chief operations officer of Williams Realty Advisors, where he was responsible for financial strategy, design, formation, and operation of real estate investment funds. From April 2004 to December 2004, Mr. Mills was a consultant to and the chief financial officer of Timbervest, LLC, an investment manager specializing in timberland investment planning. From September 2000 to April 2004, Mr. Mills served as chief financial officer of Lend Lease Real Estate Investments, Inc. and from August 1998 to August 2000 served as a senior vice president of Lend Lease with responsibility for tax and acquisition planning and administration. Mr. Mills was a tax partner with KPMG LLP from January 1987 to August 1998. Mr. Mills received a Bachelor of Science degree in Business Administration from the University of Tennessee and a Master of Business Administration degree from the University of Georgia. Mr. Mills is also a Certified Public Accountant.

Donald S. Moss. Mr. Moss is one of our independent directors. He is also an independent director of Piedmont REIT. He was employed by Avon Products, Inc. from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations—Worldwide from 1976 to 1979, Group Vice President of Sales—Worldwide from 1979 to 1980, Senior Vice President—International from 1980 to 1983 and Group Vice President—Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand, and Avon Malaysia from 1980 to 1983. Mr. Moss is a past president and former director of The Atlanta Athletic Club, a former director of the

Highlands Country Club in Highlands, North Carolina and the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss attended the University of Illinois where he majored in Business.

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

Audit Committee

Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibilities by selecting the independent auditors to audit our financial statements, reviewing with the independent auditors the plans and results of the audit engagement, approving the audit and overseeing our independent auditors and reviewing the financial information to be provided to our stockholders and others, reviewing the independence of the independent public accountants, considering the adequacy of fees, and reviewing the system of internal control over financial reporting which our management has established and our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. Our audit committee currently consists of Michael P. McCollum, E. Nelson Mills, Donald S. Moss, and Willis J. Potts, Jr. E. Nelson Mills is designated as the audit committee financial expert. During 2008, the Audit Committee met four times.

Nominating and Corporate Governance Committee

The primary functions of the nominating and corporate governance committee are: (1) identifying individuals qualified to serve on the board of directors and recommending that the board of directors select a slate of director nominees for election by the stockholders at the annual meeting; (2) developing and recommending to the board of directors a set of corporate governance policies and principles and periodically re-evaluating such policies and guidelines for the purpose of suggesting amendments to them if appropriate; and (3) overseeing an annual evaluation of the board of directors and each of the committees of the board of directors. Currently, the nominating and corporate governance committee members include Michael P. McCollum, E. Nelson Mills, Donald S. Moss, and Willis J. Potts, Jr.

Operations Committee

The primary functions of the operations committee are: (1) maintaining and developing each of the operations committee member’s understanding of the complexities of timberland management and timber harvesting, (2) maintaining and developing each of the operations committee member’s experience in supervising our operations related to timberland management and timber harvesting and developing procedures designed to promote the accountability of the officers regarding results of operations, (3) preparing and developing materials designed to inform and educate those members of our board of directors who do not have the experience and understanding of timberland management and timber harvesting of the issues and complexities involved and (4) performing such other duties as our board of directors may determine are necessary and appropriate and may delegate to the operations committee. Our operations committee currently consists of E. Nelson Mills, Donald S. Moss, Willis J. Potts, Jr., Michael P. McCollum and Jess E. Jarratt.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.wellsref.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to file reports of ownership and changes in ownership of such stock with the SEC. Based solely on our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2008, except as follows: one report disclosing one transaction was filed late for each of Mr. McCollum, Mr. Mills and Mr. Potts and two reports disclosing one transaction was filed late for Mr. Moss.

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

Compensation of Directors

We have provided below certain information regarding compensation paid to our directors during fiscal year 2008.

Name	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	Total ($)
Jess E. Jarratt(1)	$—	$—	$—

Michael P. McCollum	$33,500	—	$33,500

E. Nelson Mills	$41,500	—	$41,500

Donald S. Moss	$41,750	—	$41,750

Willis J. Potts, Jr.	$41,750	—	$41,750

(1)	Directors who are also our executive officers do not receive compensation for services rendered as a director.
(2)

Includes amounts paid in the form of shares of our stock, as directors have the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per share (which represents the purchase price per share that we would receive in our Initial Public Offering after deducting the selling commission and dealer-manager fee).

(3)

Reflects the dollar amounts recognized for financial statement reporting purposes, computed in accordance with Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“SFAS 123R”). See Note 9—Stockholders’ Equity in the accompanying consolidated financial statements for an explanation of the valuation model assumptions used. As of December 31, 2008, options to purchase a total of 18,000 of our shares of common stock were outstanding. The exercise price of all outstanding options is $10.00 per share.

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

Directors have the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per share (which represents the purchase price per share that we would receive in our Initial Public Offering after deducting the selling commission and dealer-manager fee).

When a committee meeting occurs on the same day as a board meeting, an additional fee is not paid for attending the committee meeting.

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

In addition to cash compensation, upon the appointment of an independent director to our board, each director receives a grant of options to purchase 2,500 shares of our common stock. Of the options granted, one-third are immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. The initial grant of options was anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she will receive a subsequent grant of options to purchase 1,000 shares of our common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant.

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

We issued options to purchase 4,000 shares of common stock to our independent directors under our stock incentive plan for each of 2008 and 2007. In accordance with Statement of Financial Accounting Standards 123R, Share-Based Payment, we concluded that the fair value of these options estimated using the Black-Scholes-Merton model had no significant value. As of December 31, 2008, Messrs. McCollum, Mills, Moss, and Potts held, in the aggregate, options to purchase up to 18,000 shares of our common stock pursuant to our long-term incentive plan.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock and Series A and Series B preferred stock, as of February 28, 2009, by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name of Beneficial Owners(1)	Shares Beneficially Owned
	Shares	Percentage
Common Stock
Wells Timberland Management Organization, LLC(2)	20,000	*
Leo F. Wells, III, President(2)	102,237	*
Douglas P. Williams, Executive Vice President, Secretary, and Treasurer	1,096	*
Jess E. Jarratt	2,741	*
Randall D. Fretz, Senior Vice President	548	*
Michael P. McCollum(3)	4,500	*
E. Nelson Mills(3)	4,500	*
Donald S. Moss(3)	5,560	*
Willis J. Potts, Jr.(3)	6,803	*
All directors and executive officers as a group (8 persons)	147,985	1.0%

Series A Preferred Stock
Wells Real Estate Funds, Inc.(2), (4)	31,678	98.6%
Leo F. Wells, III(1)	31,678	98.6%

Series B Preferred Stock
Wells Real Estate Funds, Inc.(2), (4)	10,550	98.6%
Leo F. Wells, III(2)	10,550	98.6%

*	Less than 1%
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

(2)

As the sole stockholder of Wells Real Estate Funds, Inc., which directly or indirectly owns Wells Capital, Inc., the sole owner of Wells Timberland Management Organization, LLC, Mr. Wells may be deemed the beneficial owner of the shares held by Wells TIMO. Wells TIMO also holds 200 common units in Wells Timberland OP and 100 special units in Wells Timberland OP. Mr. Wells is also deemed to be the beneficial owner of 31,678 shares of Series A preferred stock and 10,550 shares of Series B preferred stock held by Wells Real Estate Funds, Inc.

(3)	Includes shares issuable upon the exercise of options which are immediately exercisable.
(4)

Pursuant to the terms of the third amendment to the Mezzanine Loan agreement dated October 15, 2008, Wells REF, as guarantor of the Mezzanine Loan, agreed to transfer 450 shares of Series A preferred stock and 150 shares of Series B preferred stock to Wachovia Bank, administrative agent to the Mezzanine Loan agreement.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	18,000	$10.00	482,000
Equity compensation plans not approved by security holders	—	—	—

Total	18,000	$10.00	482,000

(1)	We have granted 4,500 options for our common stock, as defined in our 2005 Long-Term Incentive Plan, to each of our four independent directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a report containing disclosure of all material terms, factors, and circumstances surrounding any and all transactions involving us, members of our board of directors, our advisor, our sponsor, or any of their affiliates, occurring as of December 31, 2008. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Our Relationship with Wells Capital and Wells TIMO.

Our executive officers, Leo F. Wells, III, Douglas P. Williams, Jess E. Jarratt, and Randall D. Fretz, are also executive officers of Wells Capital, our sponsor, which is the manager of Wells TIMO, our advisor. Mr. Wells is the sole director of our advisor and indirectly owns 100% of its equity. As a newly formed entity, we do not believe our asset base or the income generated by these assets will initially be large enough to support a fully integrated staff of employees. As a result, we would either have to incur operating losses until our assets and income grew to the size needed to support a fully integrated staff, do without certain services or retain a third party to provide management services. Our board of directors has elected the third option. We have entered into an Advisory Agreement with Wells TIMO to serve as our advisor with responsibility to oversee and manage our day-to-day operations and to perform other duties including the following:

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

Under the terms of the Advisory Agreement, having raised at least $2.0 million from the sale of common stock in our Initial Public Offering, we became obligated to reimburse Wells TIMO for organization and offering costs equal to the lesser of actual costs incurred or 1.2% of the total gross offering proceeds raised. As of December 31, 2008, Wells TIMO had incurred aggregate organization and offering expenses on our behalf of approximately $5.4 million, approximately $1.6 million of which we are obligated to reimburse to Wells TIMO based on the sale of our common stock through December 31, 2008.

Under the terms of the Advisory Agreement, we will pay a monthly asset management fee equal to one-twelfth of 1% of the greater of (i) the gross cost of all investments made on our behalf and (ii) the aggregate value of such investments. Wells TIMO anticipates that it will engage experienced timber management companies to assist the Wells TIMO with certain of its responsibilities under the Advisory Agreement, including investing in timberland, managing day-to-day operations, and selling timber on our behalf. Any timber managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts. For the year ended December 31, 2008, Wells TIMO earned approximately $4.0 million in asset management fees.

We will reimburse Wells TIMO for all costs and expenses it incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. Wells TIMO will allocate its reimbursable costs of providing these services among us and the various affiliated public real estate investment programs (the “Wells Real Estate Funds”) based on time spent on each entity by individual personnel. For the year ended December 31, 2008, Wells TIMO had incurred such costs and expenses for approximately

$2.7 million. In addition to costs and expenses incurred in fulfilling its duties as the asset portfolio manager, Wells TIMO funded approximately $1.0 million of operating expenses on behalf of us for the year ended December 31, 2008.

We will pay a fee to Wells TIMO for services related to the disposition of investment properties. When we sell a property, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by our independent directors), we will pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by our board of directors, including our independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. To date, Wells TIMO has not earned any such fees with regard to us.

For the year ended December 31, 2008, the aggregate amount of advisory fees and the aggregate amount of other fees paid to our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $7.8 million. As of December 31, 2008, approximately $11.4 million is due to Wells TIMO for advisory fees and administrative and operating expenditures funded on behalf of us pursuant to the Advisory Agreement. This amount due to Wells TIMO is non-interest-bearing and has no specific maturity date, but we intend to repay this amount once allowed under the terms of our credit facilities.

Our Advisory Agreement has a one-year term expiring July 11, 2009, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If we terminate the Advisory Agreement, we will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. WIS is entitled to receive selling commissions of up to 7% of aggregate gross offering proceeds. From January 1, 2008 through December 31, 2008, we incurred selling commissions of $6.1 million to WIS, of which approximately 100% was reallowed to participating broker/dealers, net of discounts. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be reallowed to participating broker/dealers. Dealer-manager fees apply only to the sale of shares in the primary offering, and do not apply to the sale of shares under our distribution reinvestment plan. From January 1, 2008 through December 31, 2008, we incurred dealer-manager fees of $1.6 million to WIS, of which approximately $0.8 million was reallowed to participating broker/dealers, net of discounts.

Our board of directors, including a majority of our independent directors, believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.

Our Relationship with Wells REF

On August 29, 2008, we issued 10,700 shares of Series B preferred stock to Wells REF for a total purchase price of $10.7 million, or $1,000 per share. The proceeds from the sale of the Series B preferred stock were used to fund a portion of a principal payment on the Mezzanine Loan. Dividends accrue on the Series B preferred stock daily at a rate of 8.5% per year, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series B preferred stock. If authorized by our board of directors and declared by us, accruing dividends on the Series B preferred stock are payable on September 30, 2010 and on September 30 of each year thereafter. The Series B preferred stock is not convertible into shares of our common stock. If we are liquidated or dissolved, the holders of the Series B preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock or any other class or series of our capital stock ranking junior on liquidation to the Series B preferred stock. The Series B preferred stock ranks in parity with our Series A preferred stock with respect to dividends and payments upon our dissolution.

In connection with the third amendment to the Mezzanine Loan on October 15, 2008, and as an inducement to Wachovia Bank amending the terms of the Mezzanine Loan, Wells REF, the Mezzanine Loan’s guarantor, agreed to (1) amend a separate outstanding loan from Wachovia Bank to Wells REF to, among other things, extend the maturity date; (2) pay an amendment fee to Wachovia Bank consisting of $127,500 in cash, 450 shares of our Series A preferred stock, and 150 shares of our Series B preferred stock held by Wells REF; and (3) pledge the remaining 42,228 shares of our Series A preferred stock and Series B preferred stock held by Wells REF to Wachovia Bank as security for Wells REF’s guaranty of the Mezzanine Loan.

Because Wells REF agreed to the foregoing in connection with and as an inducement to Wachovia Bank amending the terms of the Mezzanine Loan, we have agreed that, after the Mezzanine Loan has been repaid in full, we will repay to Wells REF an amount in cash equal to the amendment fee, subject to the availability of proceeds from an equity offering by us. Under the terms of our Senior Loan, we cannot make such repayment until we have achieved certain financial performance measures, including a 40% loan-to-collateral value ratio.

Certain Relationships Involving our Directors.

E. Nelson Mills, one of our directors, is also currently a director of Wells REIT II, an entity for which Wells Capital serves as the advisor.

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

Director Independence

We have a five-member board of directors. One of our directors, Jess Jarratt, is affiliated with Wells Capital and its affiliates, and we do not consider him to be an independent director. The four remaining directors qualify as “independent directors” as defined in our charter, which is available on our website at www.wellstimberland.com, in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (i) ownership of an interest in the sponsor, the advisor, or any of their affiliates, other than us; (ii) employment by the sponsor, the advisor, or any of their affiliates; (iii) service as an officer or director of the sponsor, the advisor, or any of their affiliates, other than as one of our directors; (iv) performance of services, other than as a director, for the corporation; (v) service as a director or trustee of more than three real estate investment trusts organized by the sponsor or advised by the advisor; or (vi) maintenance of a material business or professional relationship with the sponsor, the advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. Two of our independent directors, E. Nelson Mills and Donald S. Moss, may face conflicts of interest because each has affiliations with other programs sponsored by Wells Capital and its affiliates.

Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange, and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, we are not listed on the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

The Audit Committee preapproves all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, subject to the de minimis exceptions for nonaudit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. The Audit Committee reviewed the audit and nonaudit services performed by Deloitte & Touche, LLP (“Deloitte & Touche”) and Deloitte Tax LLP (“Deloitte Tax”), as well as the fees charged by Deloitte & Touche and Deloitte Tax for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Deloitte & Touche for the year ended December 31, 2008 and 2007 are set forth in the table below.

	2008	2007
Audit fees	$398,000	$129,928
Audit-related fees	0	0
Tax fees	112,500	66,188
All other fees	0	0

Total	$510,500	$196,116

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2009.

Wells Timberland REIT, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL P. MCCOLLUM	Independent Director	March 24, 2009
Michael P. McCollum

/s/ E. NELSON MILLS	Independent Director	March 24, 2009
E. Nelson Mills

/s/ DONALD S. MOSS	Independent Director	March 24, 2009
Donald S. Moss

/s/ WILLIS J. POTTS, JR.	Independent Director	March 24, 2009
Willis J. Potts, Jr.

/s/ JESS E. JARRATT	Director	March 24, 2009
Jess E. Jarratt

/s/ LEO F. WELLS, III	President (Principal Executive Officer)	March 24, 2009
Leo F. Wells, III

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 24, 2009

EXHIBIT INDEX

TO

2008 FORM 10-K

OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”))

3.2	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on November 10, 2005 (the “Original Registration Statement”))

3.3	Certificate of First Amendment to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on February 11, 2008) (“Post-Effective Amendment No. 3”))

3.4	Articles Supplementary dated September 28, 2007 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3)

3.5	Articles Supplementary dated August 28, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 28, 2008 filed with the Commission on August 29, 2008)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery Form (incorporated by reference to Appendix A to Post-Effective Amendment No. 3)

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix B to Post-Effective Amendment No. 3)

4.3	Description of Share Redemption Plan (included in Post-Effective Amendment No. 3 under the caption “Description of Shares—Share Redemption Plan”)

4.4	Amended and Restated Escrow Agreement between registrant and the escrow agent (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”))

4.5	Amended and Restated Escrow Agreement between registrant and the escrow agent (for Pennsylvania Residents) (incorporated by reference to Exhibit 4.5 to the Second Quarter Form 10-Q)

10.1	Amended and Restated Advisory Agreement dated as of July 11, 2008 and effective as of July 11, 2008 by and among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2008 (the “July 11 Form 8-K”))

10.2	Second Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-129651) as filed with the Commission on April 3, 2007) (“Post-Effective Amendment No. 1”))

10.3+	Amended and Restated 2005 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Second Quarter Form 10-Q)

10.4+	Amendment dated December 15, 2006 to the Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1)

10.5+	Amendment dated January 17, 2008 to the Amended and Restated 2005 Long-Term Incentive Plan

10.6+	Amendment dated December 30, 2008 to the Amended and Restated 2005 Long-Term Incentive Plan

Exhibit Number	Description
10.7	Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Third Quarter Form 10-Q”))

10.8	Amendment No. 1 dated as of September 14, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Third Quarter Form 10-Q)

10.9	Amendment No. 2 dated as of September 27, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.3 to the Third Quarter Form 10-Q)

10.10	Amendment No. 3 dated as of October 4, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.4 to the Third Quarter Form 10-Q)

10.11	Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, CoBank, ACB, as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on December 14, 2007 (“Post Effective Amendment No. 2”))

10.12	Amendment No. 1 dated as of November 26, 2007 to the Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, CoBank, ACB, as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2)

10.13	Amendment No. 2 dated as of May 13, 2008 to the Credit Agreement dated October 9, 2007 by and among Timberlands II, LLC and Wells Timberland Acquisition, LLC as the borrowers, CoBank, ACB, as the administrative agent and certain financial institutions as the lenders

10.14	Amendment No. 3 dated as of December 18, 2008 to the Credit Agreement dated October 9, 2007 by and among Timberlands II, LLC and Wells Timberland Acquisition, LLC as the borrowers, CoBank, ACB, as the administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 18, 2008 (the “December 18 Form 8-K”))

10.15	Limited Guaranty dated as of October 9, 2007 between Wells Timberland REIT, Inc., as the guarantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2)

10.16	Guaranty dated as of October 9, 2007 between Wells Timberland TRS, Inc., as the guarantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2)

10.17	Guaranty dated as of October 9, 2007 between Wells TRS Harvesting Operations, LLC, as the guarantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2)

10.18	Pledge Agreement dated as of October 9, 2007 among Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, as the grantors, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2)

10.19	Security Agreement dated as of October 9, 2007 among Timberland II, LLC, Wells Timberland Acquisition, LLC, as the borrowers and grantors, Wells TRS Harvesting Operations, LLC, as an additional grantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 2)

Exhibit Number	Description
10.20	Equity Raise Account Security Agreement dated as of October 9, 2007 between Wells Timberland REIT, Inc., as the grantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2)

10.21	Georgia Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2)

10.22	Alabama Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2)

10.23	Georgia Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2)

10.24	Alabama Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 2)

10.25	Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2)

10.26	Amendment No. 1 dated November 26, 2007 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 2)

10.27	Amendment No. 2 dated February 29, 2008 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders

10.28	Amendment No. 3 dated as of October 15, 2008 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC as the borrowers, Wachovia Bank, N.A. as the administrative agent and certain financial institutions as the lenders (the “Subordinated Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 15, 2008)

10.29	Amendment No. 4 dated as of December 18, 2008 to the Subordinated Credit Agreement (incorporated by reference to Exhibit 10.3 to the December 18 Form 8-K)

10.30	Secured Guaranty dated as of October 9, 2007 between Wells Real Estate Funds, Inc., as the guarantor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 2)

Exhibit Number	Description
10.31	Limited Guaranty dated as of October 9, 2007 between Wells Timberland REIT, Inc., as the guarantor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 2)

10.32	Guaranty dated as of October 9, 2007 between Wells TRS Harvesting Operations, LLC, as the guarantor, and Wachovia Bank, NA., and the subordinated administrative agent (incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 2)

10.33	Subordinated Security Agreement dated as of October 9, 2007 among Timberlands II, LLC, Wells Timberland Acquisitions, LLC, as the borrowers and guarantors, Wells TRS Harvesting Operations, LLC, as the additional grantor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2)

10.34	Pledge Agreement dated as of October 9, 2007 among MWV SPE, LLC, Wells Timberland Operating Partnership L.P., as the grantors, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2)

10.35*	First Amendment dated October 15, 2008 to the Pledge Agreement dated as of October 9, 2007 among MWV SPE, LLC, Wells Timberland Operating Partnership L.P., as the grantors, and Wachovia Bank, N.A., as the subordinated administrative agent

10.36	Second Amendment dated as of December 18, 2008 to the Pledge Agreement dated as of October 9, 2007 among MWV SPE, LLC, Wells Timberland Acquisition, LLC and Wells Timberland Operating Partnership, L.P., as the grantors and Wachovia Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.4 to the December 18 Form 8-K)

10.37	Secured Guaranty Pledge Agreement dated as of October 9, 2007 between Wells Advisory Services I, LLC, as the pledgor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2)

10.38	Master Purchase Agreement dated as of July 11, 2008 by and among Wells Timberland REIT, Inc., Wells Timberland Management Organization, LLC. Wells-DFH Timberland Nr. 88 GmbH & Co. KG and Deutsche Fonds Holding AG (incorporated by reference to Exhibit 10.1 to the July 11 Form 8-K)

10.39	Purchase and Sale Agreement dated as of December 18, 2008 by and between Wells Timberland Operating Partnership, L.P. and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.1 to the December 18 Form 8-K

10.40*	Amendment No. 5 dated as of March 30, 2009 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Operating Partnership, as the borrowers, Wachovia Bank, N.A. as the administrative agent and certain financial institutions as the lenders (the “Subordinated Credit Agreement”)

21.1*	Subsidiaries of the Company

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wells Timberland REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Timberland REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Timberland REIT, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 30, 2009

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$4,120,091	$1,474,780
Restricted cash and cash equivalents	7,331,910	13,808,547
Certificate of deposit	—	397,979,000
Accounts receivable	767,611	145,207
Prepaid expenses and other assets	784,448	8,431,010
Deferred financing costs, less accumulated amortization of $8,426,956 and $1,912,732 as of December 31, 2008 and 2007, respectively	2,010,478	8,010,107
Timber assets, at cost:
Timber and timberlands, net (Note 3)	375,139,886	397,719,538
Intangible lease assets, less accumulated amortization of $204,353 and $37,912 as of December 31, 2008 and 2007, respectively	832,500	998,941

Total assets	$390,986,924	$828,567,130

Liabilities:
Accounts payable and accrued expenses	$3,391,893	$6,794,825
Due to affiliates (Note 13)	12,790,206	4,106,380
Other liabilities	8,197,438	5,044,927
Notes payable:
MWV promissory note	—	397,979,000
Senior loan (Note 4)	208,600,930	212,000,000
Mezzanine loan (Note 4)	65,731,749	149,598,170

Total liabilities	298,712,216	775,523,302

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of December 31, 2008 and 2007, respectively	35,488,500	32,757,620
8.5% Series B preferred stock, $1,000 liquidation preference; 10,700 and 0 shares issued and outstanding as of December 31, 2008 and 2007, respectively	11,011,473	—
Common stock, $0.01 par value; 900,000,000 shares authorized; 13,412,781 and 4,320,101 shares issued and outstanding as of December 31, 2008 and 2007, respectively	134,128	43,201
Additional paid-in capital	116,930,362	38,258,080
Accumulated deficit	(71,289,755)	(18,015,073)

Total stockholders’ equity	92,274,708	53,043,828

Total liabilities and stockholders’ equity	$390,986,924	$828,567,130

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Revenues:
Timber sales	$40,990,963	$7,668,468	$—
Timberland sales	4,490,837	—	—
Other revenues	2,789,255	605,465	—

	48,271,055	8,273,933	—
Expenses:
Contract logging and hauling cost	20,080,709	3,671,559	—
Depletion	21,513,106	4,116,992	—
Cost of timberland sales	2,824,135	—	—
General and administrative expenses	4,744,405	2,312,902	672,011
Asset and forestry management fees:
Related-party	4,006,811	671,198	—
Other	2,881,513	736,129	—
Land rent expense	2,472,755	570,859	—
Other operating expenses	3,580,466	553,526	—

	62,103,900	12,633,165	672,011

Operating loss	(13,832,845)	(4,359,232)	(672,011)

Other income (expense):
Interest income	14,547,733	5,108,116	—
Interest expense	(42,295,198)	(13,687,206)	—
Loss on interest rate swaps	(6,997,428)	(4,407,740)	—
Loss on sale of subsidiaries	(4,696,944)	—	—

	(39,441,837)	(12,986,830)	—

Loss before minority interest	(53,274,682)	(17,346,062)	(672,011)
Minority interest in loss of operating partnership	—	—	3,000

Net loss	(53,274,682)	(17,346,062)	(669,011)
Dividends to preferred stockholders	(3,042,353)	(629,620)	—

Net loss available to common stockholders	$(56,317,035)	$(17,975,682)	$(669,011)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(6.30)	$(17.73)	$(33.45)

Weighted-average common shares outstanding—basic and diluted	8,937,431	1,014,108	20,000

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	20,000	$200	—	$—	$199,800	$—	$200,000
Net loss	—	—	—	—	—	(669,011)	(669,011)
Amortization of stock options	—	—	—	—	21,000	—	21,000

Balance, December 31, 2006	20,000	200	—	—	220,800	(669,011)	(448,011)

Issuance of common stock	4,300,101	43,001	—	—	42,958,007	—	43,001,008
Issuance of preferred stock	—	—	32,128	32,128,000	—	—	32,128,000
Dividends on preferred stock	—	—	—	629,620	(629,620)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(3,784,089)	—	(3,784,089)
Other offering costs	—	—	—	—	(511,218)	—	(511,218)
Net loss	—	—	—	—	—	(17,346,062)	(17,346,062)
Amortization of stock options	—	—	—	—	4,200	—	4,200

Balance, December 31, 2007	4,320,101	43,201	32,128	32,757,620	38,258,080	(18,015,073)	53,043,828

Issuance of common stock	9,122,680	91,227	—	—	91,135,198	—	91,226,425
Redemption of common stock	(30,000)	(300)	—	—	(299,700)	—	(300,000)
Issuance of preferred stock	—	—	10,700	10,700,000	—	—	10,700,000
Dividends on preferred stock	—	—	—	3,042,353	(3,042,353)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(8,027,535)	—	(8,027,535)
Other offering costs	—	—	—	—	(1,093,328)	—	(1,093,328)
Net loss	—	—	—	—	—	(53,274,682)	(53,274,682)

Balance, December 31, 2008	13,412,781	$134,128	42,828	$46,499,973	$116,930,362	$(71,289,755)	$92,274,708

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net loss	$(53,274,682)	$(17,346,062)	$(669,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	21,513,106	4,116,992	—
Unrealized loss on interest rate swaps	3,144,022	3,696,229	—
Other amortization	170,326	37,912	—
Noncash interest expense	6,754,529	1,912,732	—
Basis of timberland sold	2,568,538	—	—
Loss on sale of subsidiaries	4,696,944	—	—
Stock-based incentive compensation expense	—	4,200	21,000
Minority interest in loss of operating partnership	—	—	(3,000)
Changes in assets and liabilities:
Increase in accounts receivable	(622,404)	(145,207)	—
Increase in prepaid expenses and other assets	(42,042)	(5,532,622)	(126,078)
Increase in accounts payable and accrued expenses	1,442,994	6,794,825	—
Increase in due to affiliates	6,957,224	2,025,211	—
Increase in other liabilities	97,475	1,001,448	—

Net cash used in operating activities	(6,593,970)	(3,434,342)	(777,089)

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(1,505,876)	(402,873,383)	—
Investment in annuity	—	(2,425,060)	—
Proceeds from sale of subsidiaries	2,013,264	—	—
Net funds released from (invested in) escrow accounts	2,492,721	(13,808,547)	—

Net cash provided by (used in) investing activities	3,000,109	(419,106,990)	—

Cash Flows from Financing Activities:
Financing costs paid	—	(9,922,839)	—
Proceeds from notes payable	—	372,000,000	—
Repayments of notes payable	(87,265,492)	(10,401,830)	—
Due to affiliates	—	885,093	776,918
Issuance of common stock	90,912,786	42,804,346	—
Issuance of preferred stock	10,700,000	32,128,000	—
Redemption of common stock	(300,000)	—	—
Commissions on stock sales and related dealer-manager fees paid	(7,808,122)	(3,458,359)	—
Other offering costs paid	—	(221,128)	—

Net cash provided by financing activities	6,239,172	423,813,283	776,918

Net increase (decrease) in cash and cash equivalents	2,645,311	1,271,951	(171)
Cash and cash equivalents, beginning of period	1,474,780	202,829	203,000

Cash and cash equivalents, end of period	$4,120,091	$1,474,780	$202,829

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 and 2006

1.	ORGANIZATION

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) but has not yet qualified or elected to be taxed as a REIT. Wells Timberland REIT engages in the acquisition and ownership of timberland located throughout the United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006 (see Note 2). Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 13).

As of December 31, 2008, Wells Timberland REIT owned approximately 226,300 acres of timberland and held long-term leasehold interests in approximately 91,400 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT expects to generate additional revenues and income from selling the rights to extract natural resources, other than timber, from timberland.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock, of which 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering of $2.0 million on July 11, 2007. As of December 31, 2008, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering of approximately $134.2 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $11.8 million and common stock redemptions of approximately $0.3 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $122.1 million, which was used to partially fund the Mahrt Timberland acquisition and paydown acquisition-related debt. As of December 31, 2008, Wells Timberland REIT has incurred other organization and offering expenses of approximately $1.6 million, a substantial portion of which has been deferred by the terms of Wells Timberland REIT’s loan agreements until the second mortgage is repaid in full and after reduction of the first mortgage to a 40% loan-to-collateral value ratio.

On July 11, 2008, Wells Timberland REIT entered into a master purchase agreement (the “Master Purchase Agreement”) with Wells TIMO, Wells-DFH Timberland Nr.88 GmbH & Co. KG, a German closed-end fund (the “2008 Fund”), and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany (“DFH”). DFH was not, and the 2008 Fund (prior to purchasing shares of common stock under the Master Purchase Agreement) was not, in any way affiliated with Wells Timberland REIT or its affiliates. Pursuant to the Master

Purchase Agreement, Wells Timberland REIT agreed to sell up to approximately 53.8 million shares (the “Shares”) of Wells Timberland REIT’s common stock to the 2008 Fund, at a price per share of $9.30, for an aggregate purchase price of up to approximately $500.0 million (the “German Offering”). In Wells Timberland REIT’s Initial Public Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German Offering, Wells Timberland REIT agreed to sell shares of its common stock to the 2008 Fund at a price per share of $9.30. The 2008 Fund was not required to pay the sales commission or the dealer-manager fee in connection with the German Offering; however, Wells Timberland REIT agreed to pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German Offering. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the German Offering, Wells Timberland REIT agreed to receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Initial Public Offering after deducting the sales commission and dealer manager fee. The German Offering is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to Wells Timberland REIT’s Initial Public Offering. The Master Purchase Agreement expired on December 31, 2008. As of December 31, 2008, Wells Timberland REIT had received net proceeds from the German Offering of approximately $5,000.

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

Restricted Cash and Cash Equivalents

As of December 31, 2008 and 2007, restricted cash and cash equivalents consisted of approximately $7.1 million and $12.0 million, respectively, of cash and short-term investments escrowed at the closing of the Mahrt Timberland and approximately $0.2 million and $1.8 million, respectively, of proceeds raised from the sale of common stock under Wells Timberland REIT’s Initial Public Offering. These cash and cash equivalents are restricted by the terms of the financing agreements entered into by Wells Timberland REIT in connection with its acquisition of the Mahrt Timberland (see Note 4).

Accounts Receivable

Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, when management believes that such amounts have become uncollectible by charging general and administrative expenses. As of December 31, 2008, 2007, and 2006, no allowances have been provided against accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid rent, prepaid insurance and prepaid operating costs. Prepaid expenses are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Interest Rate Swap Agreements

Wells Timberland REIT has entered into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments (see Note 5). The fair values of interest rate swap agreements are recorded as either prepaid expenses and other assets or as other liabilities in the accompanying consolidated balance sheets. Changes in the fair values of interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps in the current period. Amounts received or paid under interest rate swap agreements are recorded as gain or loss on interest rate swaps as incurred. As of December 31, 2008 and 2007, Wells Timberland REIT recognized the fair value of an interest rate swap agreement of approximately $7.1 million and $4.0 million, respectively, in other liabilities. As of December 31, 2007, prepaid expenses and other assets included the fair value of an interest rate swap agreement of approximately $0.3 million.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized using the effective interest method over the terms of the related financing arrangements. Wells Timberland REIT recognized amortization of deferred financing costs for the years ended December 31, 2008, 2007, and 2006 of approximately $6.8 million, $1.9 million, and $0, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Timber, Timberlands, and Depletion

Timber and timberlands are stated at cost less accumulated depletion for timber harvested. Wells Timberland REIT capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation; growing or purchases of seedlings; planting, fertilization, and herbicide application; and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs for roads that are built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs for roads built to access a single logging site are expensed as incurred.

Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee- simple timber tracts owned for longer than one year are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements. As it had owned the Mahrt Timberland for less than one year at the beginning of 2008, Wells Timberland REIT calculated 2008 depletion rates for the Mahrt Timberland by dividing the acquisition cost attributable to timber by the volume of timber acquired.

Wells Timberland REIT continually monitors events and changes in circumstances that could indicate that the carrying amounts of the timber assets in which Wells Timberland REIT has an ownership interest may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of timber assets may not be recoverable, Wells Timberland REIT assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. Impairment losses would be recognized for (i) long-lived assets used in Wells Timberland REIT’s operations when the carrying value of such assets exceeds the undiscounted cash flows estimated to be generated from the future operations of those assets, and (ii) long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. Wells Timberland REIT intends to use one harvest cycle for the purpose of evaluating the recoverability of timber and timberlands used in its operations. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes and are discounted at risk-free rates of interest. Wells Timberland REIT considers assets to be held for sale at the point at which a sale contract is executed and the buyer has made a non-refundable earnest money deposit against the contracted purchase price. Wells Timberland REIT has determined that there has been no impairment of its long-lived assets to date.

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

Revenue Recognition

Revenue from the sale of timber is recognized when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) legal ownership and the risk of loss are transferred to the purchaser, (iii) price and quantity are determinable, and (iv) collectibility is reasonably assured. Wells Timberland REIT’s primary sources of revenue are recognized as follows:

(1)	For delivered sales contracts, which include amounts sufficient to cover costs of logging and hauling of timber, revenues are recognized upon delivery to the customer.

(2)	For pay-as-cut contracts, the purchaser acquires the right to harvest specified timber on a tract, at an agreed-upon price per unit. Payments and contract advances are recognized as revenue as the timber is harvested based on the contracted sale rate per unit.

(3)	For lump-sum sale contracts, the purchaser generally pays the purchase price upon execution of the contract. Title to the timber and risk of loss transfers to the buyer at the time the contract is consummated. Revenues are recognized upon receipt of the purchase price. When the contract expires, ownership of the remaining standing timber reverts to Wells Timberland REIT; however, adjustments are not made to the revenues previously recognized. Any extensions of time will be negotiated under a new or amended contract.

(4)	Revenues from the sale of HBU and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, Wells Timberland REIT will record revenue based on the installment method. For the year ended December 31, 2008, Wells Timberland REIT sold approximately 1,760 acres of HBU for approximately $4.5 million, all of which was recognized upon the passing of title and receipt of full payment.

Stock-based Compensation

Wells Timberland REIT recognizes the fair value of stock options granted to directors or employees over the respective weighted-average vesting periods by charging general and administrative expenses and recording additional paid-in capital.

Earnings Per Share

Basic earnings (loss) per share available to common stockholders is calculated as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common stockholders is calculated as net income (loss), less dividends payable to or accumulated to preferred stockholders. Diluted earnings (loss) per share available to common stockholders equals basic earnings per share available to common stockholders, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. As the exercise price of Wells Timberland REIT’s stock options is equal to the current offering price of Wells Timberland REIT’s common stock, the impact of assuming that the outstanding director options are exercised is anti-dilutive. Therefore, basic earnings (loss) per share available to common stockholders equals diluted earnings (loss) per share available to common stockholders for all periods presented.

Income Taxes

Wells Timberland REIT was organized as a C Corporation for the years ended December 31, 2008, 2007 and 2006 and, accordingly, was subject to federal income taxes for those periods. Wells Timberland REIT accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for based upon the differences between the financial statement and income tax basis of assets and liabilities using currently enacted tax laws and the tax rates expected to be in effect when such taxes are incurred or recovered. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

Pursuant to Wells Timberland REIT’s charter, the board of directors has the authority to determine when and if it is in Wells Timberland REIT’s best interest to elect to qualify for federal income tax treatment as a REIT. Wells Timberland REIT expects that the board of directors will elect for Wells Timberland REIT to qualify as a REIT for the taxable year ending December 31, 2009. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells Timberland REIT’s ordinary taxable income to stockholders. As a REIT, Wells Timberland REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timberland REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Timberland REIT relief under certain statutory provisions.

Wells Timberland REIT intends, upon its qualification as and election to be taxed as a REIT, to treat Wells Timberland TRS as a taxable REIT subsidiary. At the point in time at which Wells Timberland REIT elects to be treated as a REIT, it may be beneficial for Wells Timberland REIT to perform certain noncustomary services, including real estate or non-real estate related services, through Wells Timberland TRS. Earnings from services performed through Wells Timberland TRS are subject to federal and state income taxes irrespective of the dividends-paid deduction available to REITs for federal income tax purposes. In addition, for Wells Timberland REIT to qualify as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 25% of the value of the total assets of Wells Timberland REIT.

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

Level 1—Assets or liabilities for which the identical term is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2—Assets and liabilities valued based on observable market data for similar instruments.

Level 3—Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

Wells Timberland REIT applied the provisions of SFAS 157 in recording its interest rate swap at fair value. The valuation of the interest rate swap was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flow of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table presents information about Wells Timberland REIT assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$7,098,516	$—	$7,098,516	$—

Business Segments

Wells Timberland REIT owns interests in approximately 317,700 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Wells Timberland REIT operates in a single reporting segment, and the presentation of Wells Timberland REIT’s financial condition and performance is consistent with the way in which Wells Timberland REIT’s operations are managed.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combination (“SFAS 141(R)”). SFAS 141(R) requires, among other things, for (i) transaction costs to be expensed as incurred and (ii) preacquisition contingencies, such as environmental or legal issues, to be recorded at fair value as of the acquisition date. SFAS 141(R) will be effective for Wells Timberland REIT beginning January 1, 2009. Wells Timberland REIT will apply the provisions of SFAS 141(R) to its future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires, among other things, for (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of operations. SFAS 160 will be effective for Wells Timberland REIT beginning January 1, 2009. Wells Timberland REIT does no expect the provisions of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires additional disclosures about an entity’s derivative and hedging activities including: (i) descriptions of how and why the entity uses derivative instruments, (ii) how such instruments are accounted for under SFAS No. 133, and (iii) how derivative instruments affect the entity’s financial position, operations, and cash flows. SFAS 161 will be effective for Wells Timberland REIT beginning January 1, 2009. Wells Timberland REIT is currently assessing the provisions of SFAS 161 and has not yet determined the financial disclosure impact, if any, on its consolidated financial statements.

3.	TIMBER ASSETS

As of December 31, 2008 and 2007, timber and timberlands consisted of the following:

	As of December 31, 2008
	Gross	Accumulated Depletion or Amortization	Net
Timber	$229,019,954	$21,513,106	$207,506,848
Timberlands	167,509,265	—	167,509,265
Mainline roads	127,658	3,885	123,773

Timber and Timberlands	$396,656,877	$21,516,991	$375,139,886

	As of December 31, 2007
	Gross	Accumulated Depletion	Net
Timber	$232,987,663	$4,116,992	$228,870,671
Timberlands	168,848,867	—	168,848,867

Timber and Timberlands	$401,836,530	$4,116,992	$397,719,538

The timber and timberlands shown above reflect the Mahrt Timberland, which Wells Timberland REIT acquired on October 9, 2007 for a purchase price of approximately $400.0 million, exclusive of closing costs. As of December 31, 2008, the Mahrt Timberland contained an estimated 11.0 million tons of merchantable timber inventory. As of December 31, 2008, the Mahrt Timberland contains plantations of different age classes ranging from one to 75 years. During the year ended December 31, 2008, Wells Timberland REIT sold approximately 1,760 acres of HBU for approximately $4.5 million. Wells Timberland REIT’s cost basis in HBU sold was approximately $2.5 million.

Upon the acquisition of Mahrt Timberland, Wells Timberland REIT allocated the purchase price to tangible assets, consisting of timberland and timber, and intangible assets, consisting of below-market in-place ground leases in which Wells Timberland REIT is the lessee. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the remaining terms of the respective leases. Wells Timberland REIT had gross below-market lease assets of approximately $0.8 million and $1.0 million as of December 31, 2008 and 2007, respectively, and recognized amortization of this asset of approximately $166,000 and $38,000 in 2008 and 2007, respectively.

As of December 31, 2008, the below-market lease asset will be amortized as follows:

For the year ending December 31:
2009	$166,441
2010	166,441
2011	166,441
2012	166,441
2013	91,196
Thereafter	75,540

$832,500

As of December 31, 2008, the remaining weighted-average amortization period over which the below-market lease asset will be amortized is six years.

4.	NOTES PAYABLE

The following table summarizes the terms of Wells Timberland REIT’s indebtedness outstanding as of December 31, 2008 and 2007:

Facility	Rate	Term Debt or Interest Only	Maturity		Amount Outstanding as of December 31,
					2008	2007
MWV Promissory Note	LIBOR + 5bp	Interest Only	10/9/2027		—	$397,979,000
Senior Loan	LIBOR + 125 to 175bp(1)	Interest Only	9/9/2010		$208,600,930	$212,000,000
Mezzanine Loan	11.0%	Term Debt	4/30/2010	(2)	$65,731,749	$149,598,170

(1)	Wells Timberland REIT is party to an interest rate swap agreement that fixes the LIBOR-based portion of the interest rate for certain portions of the Senior Loan at 4.905% per annum (see Note 5).
(2)	The terms of the Mezzanine Loan were amended on March 30, 2009 to change the amounts and dates of the mandatory repayment requirements and to extend the maturity date to April 30, 2010.

Wells Timberland REIT funded the majority of the purchase price for the Mahrt Timberland by delivering a note payable to the seller of approximately $398.0 million (the “MWV Promissory Note”). The MWV Promissory Note was supported by a standby letter of credit, which was issued by Wachovia Bank, N.A. (“Wachovia”) and was secured by deposits in the amount of approximately $407.9 million held by Wachovia (the “Deposit Account”), the majority of which was comprised of a certificate of deposit purchased from Wachovia (see Note 5). The Deposit Account and MWV Promissory Note were sold on December 18, 2008 as part of Wells Timberland REIT’s disposition of two wholly owned subsidiaries (see Note 12).

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

Wells Timberland REIT holds a first mortgage loan in the amount of $208.6 million with CoBank that bears interest at an adjustable rate based on one-, two-, or three-month London Interbank Offer Rate (“LIBOR”) plus a margin that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination (the “Senior Loan”). Such interest rate would increase by 2% per year in the event of a default. The Senior Loan may be voluntarily prepaid at any time without penalty, and is subject to mandatory prepayment from (i) any proceeds generated from the sales or other dispositions of timber and the Mahrt Timberland, and (ii) from proceeds of Wells Timberland REIT’s public offering once the second mortgage loan discussed below has been repaid. The credit agreement for the Senior Loan contains various affirmative and negative covenants customary for loans of this type, including a minimum debt service coverage ratio. The terms of the Senior Loan permit Wells Timberland REIT to make distributions to stockholders upon the attainment of a ratio of less than 40% of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination.

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

Wells Timberland REIT holds a second mortgage loan in the amount of $65.7 million with Wachovia (the “Mezzanine Loan”), which incurred interest at an annual rate of 9.0% through February 29, 2008, and currently incurs interest at an annual rate of 11.0%. In the event of a default, the Mezzanine Loan interest rate would increase by 2% per annum. The Mezzanine Loan may be voluntarily prepaid at any time. On March 30, 2009, Wells Timberland REIT amended the Mezzanine Loan to extend the maturity date from September 30, 2009 to April 30, 2010. The amended Mezzanine Loan agreement provides that Wells Timberland REIT shall make principal reduction payments on June 30, 2009, September 30, 2009 and December 31, 2009, reducing the outstanding principal balance to an amount not greater than $45.0 million, $30.0 million and $15.0 million, respectively. On April 30, 2010, all outstanding principal, interest, and any fees or other obligations on the Mezzanine Loan shall be due and payable in full.

The Mezzanine Loan is subject to mandatory prepayment from the proceeds of Wells Timberland REIT’s Initial Public Offering and, after reduction of the Senior Loan, to a 40% Senior Loan-to-collateral value ratio, from the proceeds of sales or other dispositions of timber and the Mahrt Timberland. The Mezzanine Loan is secured by a second mortgage in the Mahrt Timberland, a first security interest in all funds raised through Wells Timberland REIT’s public offering prior to the repayment of the Mezzanine Loan, and a second security interest in the Revenue Account. The Mezzanine Loan is also secured by a second priority lien on all other assets of Wells Timberland REIT, including rights under the Mahrt Timberland timber agreements (see Note 6). Finally, the Mezzanine Loan is guaranteed by Wells REF, sole owner of Wells Capital.

In connection with an earlier amendment to the Mezzanine Loan, and as an inducement to Wachovia to amend the terms of the Mezzanine Loan, Wells Real Estate Funds, Inc. (“Wells REF”), the guarantor of the Mezzanine Loan, agreed to (i) amend a separate outstanding loan from Wachovia to Wells REF and, among other things, extend the maturity date; (ii) pay an amendment fee to Wachovia consisting of approximately $0.1 million in cash and 600 shares of Wells Timberland REIT’s preferred stock held by Wells REF; and (iii) pledge the remaining 42,228 shares of Wells Timberland REIT preferred stock held by Wells REF to Wachovia as security for Wells REF’s guaranty of the Mezzanine Loan. Wells REF had previously acquired the shares of Wells Timberland REIT’s preferred stock, which accrue an 8.5% per annum dividend, for $1,000 per share. Because Wells REF agreed to the foregoing in connection with and as an inducement to Wachovia amending the terms of the Mezzanine Loan, Wells Timberland REIT has agreed that, after the Mezzanine Loan has been repaid in full, Wells Timberland REIT will repay to Wells REF an amount in cash equal to the amendment fee, subject to the availability of proceeds from Wells Timberland REIT’s Initial Public Offering. Under the terms of the Senior Loan, Wells Timberland REIT cannot make such repayment until it has achieved certain financial performance measures, including the reduction of the outstanding principal amount of the Senior Loan to an amount that is less than 40% of the value of Wells Timberland REIT’s assets securing the Senior Loan.

Wells Timberland REIT expects to generate sufficient cash flow from operations to meet all payments required by the Senior Loan and to maintain sufficient liquidity to remain in compliance with the Senior Loan’s various affirmative and negative covenants, including the minimum debt service coverage ratio. Wells Timberland REIT expects to generate sufficient cash flow from future equity offerings to meet the interest payment requirements and the majority of the principal payment requirements on the Mezzanine Loan. If proceeds raised in Wells Timberland REIT’s Initial Public Offering are not sufficient to cover the principal reduction payments required by the Mezzanine Loan, or if Wells Timberland REIT is not successful in extending the principal maturity dates beyond 2009, or otherwise unable to satisfy its obligations under the Mezzanine Loan as they become due, Wells REF, the guarantor of the Mezzanine Loan, has represented to Wells Timberland REIT its intent to fund any and all of Wells Timberland REIT’s remaining unpaid debt maturities in 2009 to ensure that Wells Timberland REIT makes all such debt repayments in accordance with the terms of the loan agreements, and any repayment of debt from Wells Timberland REIT to Wells REF would not become due or payable during 2009 or shortly thereafter.

As of December 31, 2008 and 2007, Wells Timberland REIT’s weighted-average interest rate on the aforementioned borrowings was approximately 5.84% and 6.33%, respectively. Wells Timberland REIT made interest payments of approximately $25.5 million, $6.1 million, and $0 million during the years ended December 31, 2008, 2007, and 2006, respectively.

5.	FINANCIAL INSTRUMENTS

Certificate of Deposit

On October 9, 2007, Wells Timberland REIT purchased a certificate of deposit from Wachovia for approximately $398.0 million (the “Certificate of Deposit”). The Certificate of Deposit was funded with proceeds from the Senior Loan, the Mezzanine Loan, and proceeds from the sale of Wells Timberland REIT’s common and preferred stock and is included in investment in timber, timberland, and related assets on the accompanying consolidated statements of cash flows. The Certificate of Deposit earned interest at an annual rate of LIBOR plus 0.50% and matures on October 12, 2027. The Certificate of Deposit was part of the Deposit Account pledged to Wachovia in favor of the standby letter of credit that supported the MWV Promissory Note. The interest earned on the Certificate of Deposit was intended to be sufficient to service interest expense incurred on the MWV Promissory Note. The Certificate of Deposit was sold on December 31, 2008 as part of Wells Timberland REIT’s disposition of two wholly owned subsidiaries (see Note 12).

MWV Promissory Note Reserve Account

During the fourth quarter of 2007, Wells Timberland REIT invested approximately $4.0 million in short-term investments, as required under the terms of the MWV Promissory Note (the “MWV Promissory Note Reserve Account”). The MWV Promissory Note Reserve Account secured the MWV Promissory Note delivered to the seller of the Mahrt Timberland. The MWV Promissory Note Reserve Account was sold on December 18, 2008 as part of Wells Timberland REIT’s disposition of two wholly owned subsidiaries (see Note 12). As of December 31, 2007, the MWV Promissory Note Reserve is recorded as restricted cash and cash equivalents in the accompanying consolidated balance sheets.

Allstate Annuity

On October 9, 2007, Wells Timberland REIT purchased an annuity from Allstate Life Insurance Company for approximately $2.4 million (the “Allstate Annuity”). The Allstate Annuity earned interest at 5.18% and provided annual payments of approximately $0.2 million to Wells Timberland REIT or its designated payee through its maturity date of October 9, 2027. Wells Timberland REIT designated Wachovia as the payee under the Allstate Annuity in order to compensate Wachovia for issuing the standby letter of credit that supported the MWV Promissory Note. The Allstate Annuity was sold on December 18, 2008 as part of Wells Timberland REIT’s disposition of two wholly owned subsidiaries (see Note 12). As of December 31, 2007, the Allstate Annuity is recorded as prepaid expenses and other assets in the accompanying consolidated balance sheet.

Interest Rate Swap Agreements

Wells Timberland REIT has entered into interest rate swaps in order to mitigate its interest rate risk on related financial instruments. Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, Wells Timberland REIT’s derivatives may not qualify for hedge accounting treatment.

Wells Timberland REIT has entered into an interest rate swap agreement with Wachovia to hedge its exposure to the Senior Loan’s variable interest rate (the “Wachovia Interest Rate Swap”). The Wachovia Interest Rate Swap has an effective date of October 16, 2007 and runs through the maturity date of the Senior Loan (September 9, 2010). From October 16, 2007 through October 24, 2008, the notional amount covered by the Wachovia Interest Rate Swap equaled $212.0 million. From October 25, 2008 through September 9, 2010, the notional amount covered by the Wachovia Interest Rate Swap equals $106.0 million. Under the terms of the Wachovia Interest Rate Swap, from October 16, 2007 to October 24, 2008, Wells Timberland REIT paid interest at a fixed rate of 4.905% per annum and received LIBOR-based interest payments based on 100% of the outstanding amount of the Senior Loan. From October 25, 2008 through the Senior Loan maturity date, Wells Timberland REIT will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million of the Senior Loan. The Wachovia Interest Rate Swap effectively fixed the interest rate on the Senior Loan at 6.405% through October 24, 2008. From October 25, 2008 through the Senior Loan maturity date, the Wachovia Interest Rate Swap effectively fixes the interest rate on $106.0 million of the Senior Loan at 6.405%. The remaining amount outstanding under the Senior Loan will bear interest at LIBOR plus margin. For the year ended December 31, 2008, Wells Timberland REIT recognized a loss on the Wachovia Interest Rate Swap of approximately $7.0 million, which is made up of an unrealized loss on the change in fair value of approximately $3.1 million and interest paid of approximately $3.9 million. The loss on the Wachovia Interest Rate Swap is recorded as loss on interest rate swaps in the accompanying statements of operations, as the Wachovia Interest Rate Swap does not qualify for hedge accounting treatment.

Wells Timberland REIT entered into an interest rate swap agreement (the “JP Morgan Interest Rate Swap”) with JP Morgan Chase Bank (“JP Morgan”) to hedge its exposure to variable interest rates related to the Certificate of Deposit and MWV Promissory Note, which reset five days apart. The JP Morgan Interest Rate Swap had an effective date of October 9, 2007 and terminates October 9, 2027. The JP Morgan Interest Rate Swap was sold on December 18, 2008 as part of Wells Timberland REIT’s disposition of two wholly owned subsidiaries (see Note 12). Under the terms of the JP Morgan Interest Rate Swap, Wells Timberland REIT paid to JP Morgan an amount equal to the interest earned by the Certificate of Deposit and received from JP Morgan an amount equal to the interest incurred by the MWV Promissory Note. As such, any differential in the interest earned by the Certificate of Deposit and incurred by the MWV Promissory Note resulting from a mismatching of the LIBOR reset dates was transferred to JP Morgan for the full term of the MWV Promissory Note. During the year ended December 31, 2008, Wells Timberland REIT recognized a loss on the JP Morgan Interest Rate Swap of approximately $38,000, which is made up of an unrealized loss on the change in fair value of approximately $89,000 and interest received of approximately $51,000. The loss on the JP Morgan Interest Rate Swap is recorded as loss on interest rate swaps in the accompanying statements of operations, as the JP Morgan Interest Rate Swap does not qualify for hedge accounting treatment.

Fair Value of Financial Instruments

As of December 31, 2008, the estimated fair value of the Mezzanine Loan and Senior Loan was approximately $63.5 million and $200.5 million, respectively. To calculate the fair value of the Mezzanine Loan and Senior Loan as of December 31, 2008, Wells Timberland REIT used a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	COMMITMENTS AND CONTINGENCIES

MeadWestvaco Timber Agreements

In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco Subsidiary”). The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco Subsidiary plus a portion of the gross proceeds received from MeadWestvaco Subsidiary under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco Subsidiary will purchase specified amounts of timber, including pine pulpwood, hardwood pulpwood, chip-n-saw, and pine sawlogs, from Wells Timberland TRS at specified prices per ton of timber, depending upon the type of timber. The fiber supply agreement was subject to market pricing adjustments after August 14, 2008. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco Subsidiary in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland. For the year ended December 31, 2008, approximately 41% of our revenue was derived from the Timber Agreements. For 2009, Wells Timberland REIT is required to make available a minimum of approximately 0.7 million tons of timber for purchase by MeadWestvaco Subsidiary at market pricing.

FRC Timberland Management Agreement

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

Obligations under Operating Leases

Wells Timberland REIT owns leasehold interests related to the use of approximately 91,400 acres of timberland as of December 31, 2008. These operating leases have expiration dates ranging from 2008 through 2022. Approximately 50,900 acres of these leased timberlands are leased to Wells Timberland REIT under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for annual rental payments of $3.10 per acre plus an additional payment based on the change in the Producer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. This annual rental payment adjustment increased the per-acre lease rate to approximately $18.71 for 2008, which is the rate used to calculate the following remaining required payments under the terms of the operating leases as of December 31, 2008:

2009	$2,129,510
2010	2,027,541
2011	1,917,588
2012	1,751,390
2013	1,503,580
Thereafter	10,937,320

$20,266,929

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

On November 9, 2005, Wells Timberland OP issued 20,000 common units to Wells Timberland REIT and 200 common units to Wells Capital in exchange for $200,000 and $2,000, respectively. On December 28, 2006, Wells Capital transferred to Wells TIMO all of its common units of Wells Timberland OP. The common units held by Wells Timberland REIT and Wells TIMO represent limited partnership interests in Wells Timberland OP of approximately 99.99% and 0.01%, respectively.

Limited partners holding common units representing limited partnership interests in Wells Timberland OP have the option to redeem such units after the units have been held for one year. Unless Wells Timberland REIT exercises its right to purchase common units of Wells Timberland OP for shares of its common stock, Wells Timberland OP would redeem such units with cash.

On November 9, 2005, Wells Timberland OP also issued 100 special units to Wells Capital for $1,000. On December 28, 2006, Wells Capital transferred to Wells TIMO all of its special units of Wells Timberland OP. The holder of special units does not participate in the profits and losses of Wells Timberland OP. Amounts payable to the holder of the special units, if any, will depend on the amount of net sales proceeds received from property dispositions or the market value of Wells Timberland REIT’s shares upon listing, or the fair market value of Wells Timberland REIT’s assets upon the termination of the Advisory Agreement without cause (see Notes 8 and 13).

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

General

Wells Timberland REIT’s charter authorizes it to issue 1.0 billion shares of capital stock, consisting of 900 million common shares and 100 million preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions (subject to any preferential rights of any shares of preferred stock that may be issued in the future) as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion, or exchange rights. As of December 31, 2008, Wells Timberland REIT has issued 13.4 million shares of common stock, including 20,000 shares of common stock to Wells Capital, which were subsequently transferred to Wells TIMO on December 28, 2006.

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

At a meeting held on September 24, 2007, the board of directors unanimously approved the designation, issuance, and sale of up to 35,000 shares of Series A preferred stock to Wells REF for the purchase price of $1,000 per share. On October 9, 2007, Wells Timberland REIT issued 32,128 shares of Series A preferred stock to Wells REF in exchange for approximately $32.1 million, or $1,000 per share. Dividends will accrue on the Series A preferred stock at the rate per annum of 8.5% of the Series A issue price, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series A preferred stock. If authorized by Wells Timberland REIT’s board of directors and declared by Wells Timberland REIT, accruing dividends on the Series A preferred stock are payable on September 30, 2010 and on September 30 of each year thereafter. Wells Timberland REIT’s Series A preferred stock is not convertible into shares of Wells Timberland REIT’s common stock. If Wells Timberland REIT is liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of Wells Timberland REIT’s common stock or any other class or series of Wells Timberland REIT’s capital stock ranking junior on liquidation to the Series A preferred stock.

At a meeting held on August 28, 2008, Wells Timberland REIT’s board of directors unanimously approved the designation, issuance, and sale of up to 15,000 shares of Wells Timberland REIT’s Series B preferred stock to Wells REF for the purchase price of $1,000 per share. On August 29, 2008, Wells Timberland REIT issued 10,700 shares of Series B preferred stock to Wells REF in exchange for approximately $10.7 million, or $1,000 per share. The proceeds from the sale of the Series B preferred stock were used to fund a portion of a principal payment under the mezzanine loan agreement. Dividends will accrue on the Series B preferred stock at the per annum rate of 8.5% of the Series B issue price, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series B preferred stock. If authorized by Wells Timberland REIT’s board of directors and declared by Wells Timberland REIT, accruing dividends on the Series B preferred stock are payable on September 30, 2010 and on September 30 of each year thereafter. Wells Timberland REIT’s Series B preferred stock is not convertible into shares of Wells Timberland REIT’s common stock. If Wells Timberland REIT is liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of Wells Timberland REIT’s common stock or any other class or series of Wells Timberland REIT’s capital stock ranking junior on liquidation to the Series B preferred stock. The Series B preferred stock ranks in parity with Wells Timberland REIT’s Series A preferred stock with respect to dividends and payments upon a dissolution of Wells Timberland REIT.

As of December 31, 2008 and 2007, dividends payable on preferred stock of approximately $3.7 million and $0.6 million are included in preferred stock in the accompanying consolidated statements of stockholders’ equity (deficit).

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

In addition to cash compensation, upon the appointment of an independent director to Wells Timberland REIT’s board, each director receives a grant of options to purchase 2,500 shares of its common stock. Of the options granted, one-third are immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These initial grants of options were anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she will receive a subsequent grant of options to purchase 1,000 shares of Wells Timberland REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant. A summary of stock option activity under Wells Timberland REIT’s stock incentive plan during the years ended December 31, 2008, 2007, and 2006 follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2005	—		—
Granted	10,000	$10

Outstanding as of December 31, 2006	10,000		3,333
Granted	4,000	$10

Outstanding as of December 31, 2007	14,000		8,000
Granted	4,000	$10

Outstanding as of December 31, 2008	18,000		14,000

Wells Timberland REIT estimated the fair value of each stock option granted in 2008, 2007, and 2006 as of the respective grant date using the Black-Scholes-Merton model with the following assumptions:

	2008	2007	2006
Risk-free rate	3.36%	4.50%	4.42% – 4.86%
Projected future dividend yield	0.0%	0.0%	3.0%
Expected life of the options	6.0 years	6.0 years	5.5 years
Volatility	0.262	0.274	0.272 – 0.283

As none of the options described above have been exercised, Wells Timberland REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (one or two years). As Wells Timberland REIT’s common stock is not publicly traded, Wells Timberland REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of companies that are similar to Wells Timberland REIT other than being publicly traded. Based on the above assumptions, Wells Timberland REIT concluded that the fair value of the options granted during the years ended December 31, 2008 and 2007 had no significant value. The fair value of the options granted during the year ended December 31, 2006 equaled approximately $25,000 and was amortized to compensation expense over the weighted-average vesting period of one year.

On January 17, 2008, the board of directors of Wells Timberland REIT amended the long-term incentive plan to grant independent directors the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per share (which represents the purchase price per share that Wells Timberland REIT would receive in its Initial Public Offering after deducting the selling commission and dealer-manager fee).

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

Share Redemption Plan

The board of directors of Wells Timberland REIT has adopted a share redemption plan (“SRP”). The SRP allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. The SRP provides that Wells Timberland REIT may repurchase a stockholder’s common stock for $9.10 per share during Wells Timberland REIT’s initial offering. However, the terms of the Senior Loan and Mezzanine Loan obtained in connection with the acquisition of the Mahrt Timberland prohibit Wells Timberland REIT from redeeming any Wells Timberland REIT stockholders’ shares under the SRP (except in cases of death or disability) until the Mezzanine Loan is repaid in full and the Senior Loan is reduced to a 40% loan-to-collateral value ratio (see Note 4).

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

The shares redeemed under the SRP, other than upon the death or qualifying disability of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The board of directors could amend or terminate the share redemption plan upon 30 days’ written notice or prior to satisfaction of either of the preconditions to adoption noted above. During the year ended December 31, 2008, approximately 30,000 shares were redeemed under the SRP. No shares were redeemed under the SRP during the years ended December 31, 2007 and 2006.

10.	RECREATIONAL LEASES

Wells Timberland REIT leases certain access rights to portions of the Mahrt Timberland to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. Wells Timberland REIT retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2008, approximately 268,000 acres, or 96%, of Wells Timberland REIT’s available timberland have been leased to tenants under operating leases that expire in May 2009. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the term of the respective recreational leases and recognized as other revenue. As of December 31, 2008, approximately $1.1 million of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2008, 2007, and 2006, Wells Timberland REIT recognized rental income related to recreational leases of approximately $2.5 million, $0.5 million, and $0, respectively.

11.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Timber assets acquired with note payable to seller	$—	$397,979,000	$—

Other liabilities assumed upon acquisition of timber assets	$—	$288,370	$—

Amortization of stock options	$—	$4,200	$21,000

Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$129,068	$—

Other offering costs due to affiliate	$1,093,328	$290,090	$—

Discounts applied to issuance of common stock	$313,639	$196,662	$—

Dividends accrued on preferred stock	$3,042,353	$629,620	$—

Deferred financing costs due to affiliate	$727,500	$—	$—

12.	SUBSIDIARY DISPOSITION

On December 18, 2008, in preparation to qualify as a REIT, Wells Timberland REIT sold two of its wholly owned subsidiaries, Wells Timberland Acquisition, LLC (“Wells Timberland Acquisition”) and MWV SPE, LLC (“MWV SPE”), to Wells REF for a gross sales price of approximately $2.0 million, excluding customary closing costs (the “Subsidiary Disposition”).

MWV SPE, a wholly owned subsidiary of Wells Timberland Acquisition, was created by Wells Timberland REIT to acquire all of the outstanding membership interests of Timberlands II, LLC (“Timberlands II”), a wholly owned subsidiary of MeadWestvaco Subsidiary that held the Mahrt Timberland. On October 15, 2008, MWV SPE transferred to Wells Timberland Acquisition all of the outstanding membership interests of Timberlands II, which resulted in Timberlands II being a direct wholly owned subsidiary of Wells Timberland Acquisition. Prior to its disposition, Wells Timberland Acquisition transferred 100% of the outstanding membership interests of Timberlands II to Wells Timberland OP.

At the time of its disposition, Wells Timberland Acquisition’s assets and liabilities included, but were not limited to, the Deposit Account, the Allstate Annuity, the MWV Promissory Note Reserve Account, the JP Morgan Interest Rate Swap and the MWV Promissory Note, all acquired in connection with the acquisition of the Mahrt Timberland. The Deposit Account caused Wells Timberland REIT not to meet the operational requirements of the REIT rules under the Internal Revenue Code. Based on the fair market value of the net assets sold as part of the Subsidiary Disposition, Wells Timberland REIT received net sales proceeds of approximately $2.0 million and recognized a loss on sale of approximately $4.7 million. After the Subsidiary Disposition, neither Wells Timberland REIT nor any of its subsidiaries is an obligor on the MWV Promissory Note or holds an interest in the Deposit Account. The disposition of Wells Timberland Acquisition, and indirectly MWV SPE and the Deposit Account, removes certain impediments to Wells Timberland REIT’s ability to be taxed as a REIT in future years.

13.	RELATED-PARTY TRANSACTIONS

Advisory Agreement

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

Under the terms of the Amended Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses, or 1.2% of gross offering proceeds raised. For the years ended December 31, 2008, 2007, and 2006, Wells TIMO and its affiliates had incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $2.2 million, $1.7 million, and $1.5 million, respectively.

The Mezzanine Loan and Senior Loan contain restrictive covenants that prohibit Wells Timberland REIT from paying monthly asset management fees, administrative expense reimbursements and a substantial portion of organization and offering cost reimbursements to Wells TIMO until the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% Senior Loan-to-collateral value ratio. These amounts are recorded as due to affiliates in the accompanying consolidated balance sheets.

Dealer-Manager Agreement

Wells Timberland REIT has executed a dealer-manager agreement, whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for Wells Timberland REIT’s Initial Public Offering. For these services, WIS shall earn a fee of up to 7.0% of the gross offering proceeds from the sale of Wells Timberland REIT’s shares. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be reallocated to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution DRP. For the years ended December 31, 2008, 2007, and 2006, Wells Timberland REIT has incurred approximately $1.6 million, $0.8 million, and $0, respectively, in dealer-manager fees to WIS.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Commissions(1) (2)	$6,089,901	$3,010,071	$—
Administrative reimbursements	2,656,604	2,312,902	672,011
Dealer-manager fees(1)	1,623,995	774,018	—
Asset management fees	4,006,811	671,198	—
Other offering costs(1)	1,093,328	511,218	—

Total	$15,470,639	$7,279,407	$672,011

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions were reallowed to participating broker/dealers during 2008, 2007, and 2006.

For the year ended December 31, 2008, Wells Timberland REIT incurred related-party disposition fees of approximately $0.1 million. Wells Timberland REIT incurred no related-party disposition fees during the years ended December 31, 2007 and 2006.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
Administrative reimbursements due to Wells TIMO	$5,672,628	$3,016,024
Operating expense reimbursements due to Wells TIMO	1,021,309	—
Asset management fees due to Wells TIMO	4,678,009	671,198
Other offering cost reimbursements due to Wells TIMO	1,383,418	290,090
Commissions and dealer-manager fees due to WIS	34,842	129,068

Total	$12,790,206	$4,106,380

Series B Preferred Stock

On August 28, 2008, Wells Timberland REIT issued 10,700 shares of Series B preferred stock to Wells REF in exchange for approximately $10.7 million, or $1,000 per share (see Note 9).

Disposition of Subsidiaries

On December 18, 2008, Wells Timberland REIT sold 100% of its membership interest in Wells Timberland Acquisition and MWV SPE to Wells REF for approximately $2.0 million (see Note 12).

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

Wells Capital, Wells TIMO, and WIS are all owned and controlled by Wells REF. The operations of Wells Capital and WIS represent substantially all of the business of Wells REF. Accordingly, Wells Timberland REIT focuses on the financial condition of Wells REF when assessing the financial condition of Wells Capital, Wells TIMO, and WIS. In the event that Wells REF were to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital, WIS, and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells REF-sponsored investment products. In addition, Wells REF guarantees the Mezzanine Loan held by Wells Timberland REIT (see Note 4). As of December 31, 2008, Wells Timberland REIT believes that Wells REF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

Wells Timberland REIT will also be dependent upon the ability of its customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on Wells Timberland REIT’s results of operations.

14.	INCOME TAXES

Wells Timberland REIT’s income tax basis net loss for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
GAAP basis financial statement net loss	$(53,274,682)	$(17,346,062)	$(669,011)
Increase (decrease) in net loss resulting from:
Net loss on interest rate swaps that do not qualify for hedge accounting treatment	3,144,022	4,407,740	—
Unearned hunting club revenue	204,228	894,695	—
Depletion	948,152	—	—
Start-up expenses, net of amortization	(131,897)	1,305,683	669,011
Amortization of stock options	—	4,200	—
Loan cost amortization	211,936	(420,536)	—
Gains on timberland sales	41,452
Other expenses for income tax purposes in excess of amounts for financial reporting purposes	536	(20,000)	—

Income tax basis net loss	$(48,856,253)	$(11,174,280)	$—

Wells Timberland REIT records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. Components of the deferred tax asset and deferred tax liability as of December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
Deferred tax asset:
Net operating loss carryforward	$21,878,413	$4,221,659
Net loss on interest rate swaps	2,838,518	1,665,244
Depletion	353,826	—
Charitable contributions	200	—
Gain on timberland sales	15,469	—
Start-up expenses	695,305	757,995
Unearned revenue	414,230	339,603

Total deferred tax asset	26,195,961	6,984,501

Deferred tax liability
Deferred loan costs	(83,103)	(158,879)
Other	—	(20,068)

Total deferred tax liability	(83,103)	(178,947)

Valuation allowance	(26,112,858)	(6,805,554)

Deferred tax asset, net	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2008 and 2007, Wells Timberland REIT has certain deferred tax assets for which a valuation allowance of approximately $26.1 million and $6.8 million, respectively, has been provided due to uncertainty of future realization of these deferred tax assets. At December 31, 2008, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $58.5 million and $52.4 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028, and the state net operating loss carryforwards will begin to expire in 2023.

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells Timberland REIT’s effective tax rate for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Federal statutory income tax rate	34.00%	34.00%	—
State income taxes, net of federal benefit	3.32%	3.78%	—
Other permanent differences	(0.01%)	—	—

Valuation allowance	(37.31%)	(37.78%)	—

Effective tax rate	—	—	—

The difference between the federal statutory tax rate and effective tax rate relates primarily to the state statutory rates, depletion and valuation allowance. As of December 31, 2008 and 2007, the tax basis carrying value of Wells Timberland REIT’s total assets was approximately $391.6 million and approximately $827.4 million, respectively.

15.	QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,268,802	$10,604,807	$11,078,803	$11,318,643
Operating loss	$(1,528,281)	$(4,413,107)	$(4,515,761)	$(3,375,696)
Net loss	$(14,784,673)	$(9,417,019)	$(12,113,248)	$(16,959,742)
Net loss available to common stockholders	$(15,463,662)	$(10,096,008)	$(12,881,927)	$(17,875,438)
Basic and diluted net loss per share available to common stockholders(1)	$(2.94)	$(1.32)	$(1.26)	$(1.42)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$8,273,933
Operating loss	$(236,808)	$(404,259)	$(680,829)	$(3,037,336)
Net loss	$(236,808)	$(406,424)	$(683,013)	$(16,019,817)
Net loss available to common stockholders	$(236,808)	$(406,424)	$(683,013)	$(16,649,437)
Basic and diluted net loss per share available to common stockholders(1)	$(11.84)	$(20.32)	$(0.76)	$(5.39)

(1)	The sums of the quarterly amounts do not equal loss per share for the years ended December 31, 2008 and 2007 due to the increases in weighted-average shares outstanding over the years.

16.	SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From January 1, 2009 through February 28, 2009, Wells Timberland REIT raised approximately $8.8 million through the issuance of approximately 0.9 million shares of common stock under its public offering. As of February 28, 2008, approximately 60.7 million shares remained available for sale to the public under the public offering, exclusive of shares available under the DRP.

CoBank Swap Agreement

On January 23, 2009, Wells Timberland REIT entered into an interest rate swap agreement with CoBank to hedge its exposure to changing interest rates on $75.0 million of the Senior Loan subject to a variable interest rate (the “CoBank Interest Rate Swap”). The CoBank Interest Rate Swap has an effective date of February 24, 2009 and matures on February 24, 2010. Under the terms of the CoBank Interest Rate Swap, Wells Timberland REIT will pay interest at a fixed rate of 1.14% per annum and receive LIBOR-based interest payments from CoBank on $75.0 million of the Senior Loan. The CoBank Interest Rate Swap effectively fixes the interest rate on $75.0 million of the Senior Loan at 2.64% through February 24, 2010.