Form 10-K/A
period 2008-12-31
Wells Timberland REIT, Inc.
filed 2009-04-14
CIK 1341141

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

Number of shares outstanding of the registrant’s only class of common stock, as of February 28, 2009: 14,283,321 shares

EXPLANATORY NOTE

This Amendment No. 1 (this “Form 10-K/A”) to the Annual Report on Form 10-K of Wells Timberland REIT, Inc. for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on March 30, 2009 (the “Form 10-K), is being filed to (1) correct certain inadvertent typographical errors in the Form 10-K, (2) amend Part II, Item 9B of the Form 10-K to include information about the adoption of the Second Amendment to the First Amended and Restated Bylaws at a meeting of its board of directors and (3) include certain exhibits inadvertently omitted from the Form 10-K. For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 13, 2009 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 13, 2009.

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

On December 18, 2008, in preparation to qualify as a REIT, we sold two of our wholly owned subsidiaries, Wells Timberland Acquisition, LLC (“Wells Timberland Acquisition”) and MWV SPE, LLC (“MWV SPE”), to Wells REF for a gross sales price of approximately $2.0 million, excluding customary closing costs (the “Subsidiary Disposition”). At the time of its disposition, MWV SPE held the Deposit Account and MWV Promissory Note related to the Mahrt Timberland acquisition, which caused us to not meet the operational requirements of the REIT rules under the Internal Revenue Code. All other timber assets and debt associated with the Mahrt Timberland were transferred to Wells Timberland OP prior to the Subsidiary Disposition. As a result of the Subsidiary Disposition, we recognized a net loss on sale of approximately $4.7 million and received net sales proceeds of approximately $2.0 million, which was used to pay down the second mortgage associated with the Mahrt Timberland and fund a working capital account. After the Subsidiary Disposition, neither we nor any of our subsidiaries are an obligor on the MWV Promissory Note or holds an interest in the Deposit Account. The disposition of Wells Timberland Acquisition, and indirectly MWV SPE and the Deposit Account, removes certain impediments to our ability to be taxed as a REIT in future years.

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

Timberland operating performance is influenced by a variety of factors, including the supply of timber; demand for pulp and paper products, lumber, panel, and other wood-related products; competition; and changes in timber prices and in harvest levels of timberlands. The demand for lumber, panel, and other wood-related products is largely affected by the level of new residential construction activity and repair and remodeling. The number of housing starts, which is generally considered to be a leading indicator of the general U.S. economy, dropped to a 50-year low in 2008 as a result of turmoil in the mortgage market, the cost and availability of credit, and declines in real estate markets. Repair and remodeling expenditures, which leveled off after declining during the first half of 2008, are not expected to have a significant impact on demand. As a result of the continued decline in demand for lumber, panel and other wood-related products, sawtimber prices have fallen approximately 20% from a year ago and chip-n-saw prices remain at historically low levels.

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

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our timber assets before adjustment for noncash reserves, depletion, amortization, and depreciation; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. In accordance with our charter, our board of directors, including a majority of our independent directors, determined that borrowing in excess of our general leverage limitation of 300% of our net assets was justified in connection with the Mahrt Timberland transaction because of the significance of the portfolio acquired and our expectation that subsequent proceeds raised in this offering will enable us to significantly reduce our overall leverage over time. As of December 31, 2008, our leverage ratio was approximately 67% and our debt-to-net assets ratio was approximately 234%. As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

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

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2009 through February 28, 2009, we raised approximately $8.8 million through the issuance of approximately 0.9 million shares of our common stock under our Initial Public Offering. As of February 28, 2009, approximately 60.7 million shares remained available for sale to the public under our Initial Public Offering, exclusive of shares available under our distribution reinvestment plan.

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

On March 24, 2009, we amended our bylaws to replace the previous Article II, Section 2, which provided that the annual meeting of stockholders would be held during the month of August each year, with a new Article II, Section 2, which provides that the annual meeting of stockholders will be held on the date and at the time set by our board of directors.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of April 2009.

Wells Timberland REIT, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

EXHIBIT INDEX

TO

2008 FORM 10-K

OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on April 3, 2007 (“Post-Effective Amendment No. 1”))

3.2	First Amendment to the Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 13, 2008)

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1)

3.4	First Amendment to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on February 11, 2008) (“Post-Effective Amendment No. 3”))

3.5*	Second Amendment to the First Amended and Restated Bylaws

3.6	Articles Supplementary dated September 28, 2007 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3)

3.7	Articles Supplementary dated August 28, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 28, 2008 filed with the Commission on August 29, 2008)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery Form (incorporated by reference to Appendix A to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on April 23, 2008 (“Post-Effective Amendment No. 4”))

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix B to Post-Effective Amendment No. 4)

4.3	Description of Share Redemption Plan (included in Post-Effective Amendment No. 4 under the caption “Description of Shares — Share Redemption Plan”)

4.4	Amended and Restated Escrow Agreement between Wells Timberland REIT, Inc., Wells Investment Securities, Inc. and the escrow agent (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on September 22, 2006 (the “2006 Second Quarter Form 10-Q”))

4.5	Amended and Restated Escrow Agreement between Wells Timberland REIT, Inc., Wells Investment Securities, Inc. and the escrow agent (for Pennsylvania Residents) (incorporated by reference to Exhibit 4.5 to the 2006 Second Quarter Form 10-Q)

10.1	Amended and Restated Advisory Agreement dated as of July 11, 2008 and effective as of July 11, 2008 by and among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC ( incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 11, 2008 as filed with the Commission on July 15, 2008 (the “July 11 Form 8-K”))

10.2	Second Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1)

10.3+	Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the 2006 Second Quarter Form 10-Q)

10.4+	Amendment dated December 15, 2006 to the Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1)

10.5*+	Amendment dated January 17, 2008 to the Amended and Restated 2005 Long-Term Incentive Plan

10.6*+	Amendment dated December 30, 2008 to the Amended and Restated 2005 Long-Term Incentive Plan

10.7	Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 7, 2007 (the “2007 Third Quarter Form 10-Q”))

10.8	Amendment No. 1 dated as of September 14, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition. LLC (incorporated by reference to Exhibit 10.2 to the 2007 Third Quarter Form 10-Q)

10.9	Amendment No. 2 dated as of September 27, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board. Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.3 to the 2007 Third Quarter Form 10-Q)

10.10	Amendment No. 3 dated as of October 4, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board. Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.4 to the 2007 Third Quarter Form 10-Q)

10.11	Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, CoBank, ACB, as the administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-129651) filed with the Commission on December 14, 2007 (“Post Effective Amendment No. 2”))

10.12	Amendment No. 1 dated as of November 26, 2007 to the Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC as the borrowers, CoBank, ACB, as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2)

10.13*	Amendment No. 2 dated as of May 13, 2008 to the Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC as the borrowers, CoBank, ACB, as the administrative agent and certain financial institutions as the lenders

10.14	Amendment No. 3 dated as of December 18, 2008 to the Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC as the borrowers, CoBank, ACB, as the administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 18, 2008 filed with the Commission on December 23, 2008 (the “December 18 Form 8-K”))

10.15	Limited Guaranty dated as of October 9, 2007 between Wells Timberland REIT, Inc., as the guarantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2)

10.16	Guaranty dated as of October 9, 2007 between Wells Timberland TRS, Inc., as the guarantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2)

10.17	Guaranty dated as of October 9, 2007 between Wells TRS Harvesting Operations, LLC, as the guarantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2)

10.18	Pledge Agreement dated as of October 9, 2007 among Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, as the grantors, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2)

10.19	Security Agreement dated as of October 9, 2007 among Timberlands II, LLC, Wells Timberland Acquisition, LLC, as the borrowers and grantors. Wells TRS Harvesting Operations, LLC, as an additional grantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 2)

10.20	Equity Raise Account Security Agreement dated as of October 9, 2007 between Wells Timberland REIT, Inc., as the grantor, and CoBank, ACB, as the senior administrative agent (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2)

10.21	Georgia Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2)

10.22	Alabama Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2)

10.23	Georgia Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2)

10.24	Alabama Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 2)

10.25	Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2)

10.26	Amendment No. 1 dated November 26, 2007 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 2)

10.27	Amendment No. 2 dated February 29, 2008 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition. LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent, and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 4)

10.28	Amendment No. 3 dated as of October 15, 2008 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 15, 2008 filed with the Commission on October 16, 2008)

10.29	Amendment No. 4 dated as of December 18, 2008 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC as the borrowers, Wachovia Bank, N.A., as the administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.3 to the December 18 Form 8-K)

10.30	Amendment No. 5 dated as of March 30, 2009 to the Subordinated Credit Agreement dated as of October 9, 2007 among Timberlands II, LLC and Wells Timberland Acquisition, LLC, as the borrowers, Wachovia Bank, N.A., as the administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.31	Secured Guaranty dated as of October 9, 2007 between Wells Real Estate Funds, Inc., as the guarantor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 2)

10.32	Limited Guaranty dated as of October 9, 2007 between Wells Timberland REIT, Inc., as the guarantor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 2)

10.33	Guaranty dated as of October 9, 2007 between Wells TRS Harvesting Operations, LLC, as the guarantor, and Wachovia Bank, NA., and the subordinated administrative agent (incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 2)

10.34	Subordinated Security Agreement dated as of October 9, 2007 among Timberlands II, LLC, Wells Timberland Acquisitions, LLC, as the borrowers and guarantors, Wells TRS Harvesting Operations, LLC, as the additional grantor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2)

10.35	Pledge Agreement dated as of October 9, 2007 among MWV SPE, LLC, Wells Timberland Operating Partnership L.P., as the grantors, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2)

10.36*	First Amendment dated October 15, 2008 to the Pledge Agreement dated as of October 9, 2007 among MWV SPE, LLC, Wells Timberland Operating Partnership L.P., as the grantors, and Wachovia Bank, N.A., as the subordinated administrative agent

10.37	Second Amendment dated as of December 18, 2008 to the Pledge Agreement dated as of October 9, 2007 among Wells Timberland Acquisition, LLC and Wells Timberland Operating Partnership, L.P., as the grantors, and Wachovia Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.4 to the December 18 Form 8-K)

10.38	Secured Guaranty Pledge Agreement dated as of October 9, 2007 between Wells Advisory Services I, LLC, as the pledgor, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2)

10.39	Master Purchase Agreement dated as of July 11, 2008 by and among Wells Timberland REIT, Inc., Wells Timberland Management Organization, LLC, Wells-DFH Timberland Nr.88 GmbH & Co. KG and Deutsche Fonds Holding AG (incorporated by reference to Exhibit 10.1 to the July 11 Form 8-K)

10.40	Purchase and Sale Agreement dated as of December 18, 2008 by and between Wells Timberland Operating Partnership, L.P. and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.1 to the December 18 Form 8-K)

21.1*	Subsidiaries of the Company

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement

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