Form 10-Q
period 2009-03-31
Wells Timberland REIT, Inc.
filed 2009-05-12
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-53193

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of April 30, 2009: 15,472,852 shares

FORM 10-Q

WELLS TIMBERLAND REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of Wells Timberland REIT, Inc. and subsidiaries (“Wells Timberland REIT,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a discussion of some of the risks and uncertainties, although not all, of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended. Wells Timberland REIT’s results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$4,556,302	$4,120,091
Restricted cash and cash equivalents	8,334,937	7,331,910
Accounts receivable	1,293,599	767,611
Prepaid expenses and other assets	968,048	784,448
Deferred financing costs, less accumulated amortization of $8,824,156 and $8,426,956 as of March 31, 2009 and December 31, 2008, respectively	1,613,278	2,010,478
Timber assets, at cost:
Timber and timberlands, net (Note 3)	368,257,214	375,139,886
Intangible lease assets, less accumulated amortization of $245,963 and $204,353 as of March 31, 2009 and December 31, 2008, respectively	790,890	832,500

Total assets	$385,814,268	$390,986,924

Liabilities:
Accounts payable and accrued expenses	$2,649,464	$3,391,893
Due to affiliates (Note 8)	15,133,233	12,790,206
Other liabilities	7,947,736	8,197,438
Notes payable:
Senior loan (Note 4)	204,678,616	208,600,930
Mezzanine loan (Note 4)	54,065,327	65,731,749

Total liabilities	284,474,376	298,712,216

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of March 31, 2009 and December 31, 2008	36,161,867	35,488,500
8.5% Series B preferred stock, $1,000 liquidation preference; 10,700 shares issued and outstanding as of March 31, 2009 and December 31, 2008	11,235,733	11,011,473
Common stock, $0.01 par value; 900,000,000 shares authorized; 14,924,766 and 13,412,781 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	149,248	134,128
Additional paid-in capital	129,627,075	116,930,362
Accumulated deficit	(75,834,031)	(71,289,755)

Total stockholders’ equity	101,339,892	92,274,708

Total liabilities and stockholders’ equity	$385,814,268	$390,986,924

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2009	2008
Revenues:
Timber sales	$9,751,021	$10,551,366
Timberland sales	4,879,710	4,024,273
Other revenues	819,764	693,163

	15,450,495	15,268,802
Expenses:
Contract logging and hauling costs	4,601,116	5,195,127
Depletion	4,127,369	5,489,198
Cost of timberland sales	3,350,320	2,557,581
General and administrative expenses	1,032,480	1,173,684
Asset and forestry management fees:
Related-party	997,712	1,006,797
Other	774,125	504,278
Land rent expense	595,436	604,037
Other operating expenses	509,923	266,381

	15,988,481	16,797,083

Operating loss	(537,986)	(1,528,281)

Other income (expense):
Interest income	17,768	4,897,812
Interest expense	(3,129,523)	(13,085,646)
Loss on interest rate swaps	(894,535)	(5,068,558)

	(4,006,290)	(13,256,392)

Net loss	(4,544,276)	(14,784,673)
Dividends to preferred stockholders	(897,627)	(678,989)

Net loss available to common stockholders	$(5,441,903)	$(15,463,662)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.39)	$(2.94)

Weighted-average common shares outstanding—basic and diluted	14,070,334	5,258,330

See accompanying notes

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2007	4,320,101	$43,201	32,128	$32,757,620	$38,258,080	$(18,015,073)	$53,043,828
Issuance of common stock	9,122,680	91,227	—	—	91,135,198	—	91,226,425
Redemption of common stock	(30,000)	(300)	—	—	(299,700)	—	(300,000)
Issuance of preferred stock	—	—	10,700	10,700,000	—	—	10,700,000
Dividends on preferred stock	—	—	—	3,042,353	(3,042,353)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(8,027,535)	—	(8,027,535)
Other offering costs	—	—	—	—	(1,093,328)	—	(1,093,328)
Net loss	—	—	—	—	—	(53,274,682)	(53,274,682)

Balance, December 31, 2008	13,412,781	134,128	42,828	46,499,973	116,930,362	(71,289,755)	92,274,708
Issuance of common stock	1,511,985	15,120	—	—	15,104,733	—	15,119,853
Dividends on preferred stock	—	—	—	897,627	(897,627)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(1,330,547)	—	(1,330,547)
Other offering costs	—	—	—	—	(179,846)	—	(179,846)
Net loss	—	—	—	—	—	(4,544,276)	(4,544,276)

Balance, March 31, 2009	14,924,766	$149,248	42,828	$47,397,600	$129,627,075	$(75,834,031)	$101,339,892

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(4,544,276)	$(14,784,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	4,127,369	5,489,198
Unrealized (gain) loss on interest rate swaps	(334,971)	4,371,854
Other amortization	46,490	41,610
Noncash interest expense	397,200	2,094,157
Basis of timberland sold	3,178,501	2,341,100
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(525,988)	46,644
(Increase) decrease in prepaid expenses and other assets	(183,600)	212,908
(Decrease) increase in accounts payable and accrued expenses	(742,429)	2,254
Increase in due to affiliates	2,135,549	1,631,177
Increase (decrease) in other liabilities	85,269	(672,516)

Net cash provided by operating activities	3,639,114	773,712

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(428,078)	(407,390)
Net funds (invested in) released from escrow accounts	(1,003,027)	1,096,010

Net cash (used in) provided by investing activities	(1,431,105)	688,620

Cash Flows from Financing Activities:
Repayments of mezzanine loan	(11,666,422)	(16,160,239)
Repayments of senior loan	(3,922,314)	(2,462,992)
Issuance of common stock	14,987,197	20,840,502
Redemption of common stock	—	(300,000)
Commissions on stock sales and related dealer-manager fees paid	(1,170,259)	(1,890,160)

Net cash (used in) provided by financing activities	(1,771,798)	27,111

Net increase in cash and cash equivalents	436,211	1,489,443
Cash and cash equivalents, beginning of period	4,120,091	1,474,780

Cash and cash equivalents, end of period	$4,556,302	$2,964,223

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (unaudited)

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

As of March 31, 2009, Wells Timberland REIT owned approximately 223,400 acres of timberland and held long-term leasehold interests in approximately 90,400 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher and better use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from its timberland.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (the “Initial Public Offering”) of up to 85.0 million shares of common stock, of which 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering of $2.0 million on July 11, 2007. As of March 31, 2009, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering of approximately $149.3 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $12.4 million, other organization and offering expenses of approximately $0.2 million, and common stock redemptions of approximately $0.3 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $136.4 million, which was used to partially fund the Mahrt Timberland acquisition and pay down acquisition-related debt. As of March 31, 2009, Wells Timberland REIT has incurred other organization and offering expenses of approximately $1.8 million, a substantial portion of which has been deferred by the terms of Wells Timberland REIT’s loan agreements until the mezzanine loan is repaid in full and after reduction of the senior loan to a 40% loan-to-collateral value ratio. Wells Timberland REIT’s Initial Public Offering terminates on August 11, 2009.

On February 3, 2009, Wells Timberland REIT filed a registration statement with the Securities and Exchange Commission (“SEC”) to register approximately 220.9 million shares of common stock, of which 200.0 million shares are to be offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are to be offered under Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share. Wells Timberland REIT has not issued any shares under this registration statement as it has not been declared effective by the SEC. Wells Timberland REIT does not expect to commence an offering under this registration statement until the earlier of the date that Wells Timberland REIT sells all the shares available for sale in its current offering or August 11, 2009.

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

On April 8, 2009, Wells Timberland REIT entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund and Wells-DFH Materia Nr.88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, Wells Timberland REIT has agreed to sell up to 53.8 million shares of its common stock to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). In Wells Timberland REIT’s Initial Public Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German Offering, Wells Timberland REIT is selling shares of its common stock to the 2009 Fund at a price per share of $9.30. The 2009 Fund will not pay the sales commission or the dealer-manager fee in connection with the German Offering; however, Wells Timberland REIT will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German Offering. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Initial Public Offering after deducting the sales commission and dealer manager fee. Wells Timberland REIT may increase, in its sole discretion, the size of the German Offering up to a maximum of 107.5 million shares of its common stock to accommodate any additional German closed-end fund(s) or other investment vehicles that may become a party to the Amended Master Purchase Agreement in the future (together with the 2009 Fund, the “Funds”). The Funds’ right to purchase shares pursuant to the Amended Master Purchase Agreement will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. The German Offering is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to Wells Timberland REIT’s Initial Public Offering. As of March 31, 2009, Wells Timberland REIT had received net proceeds from the sale of its common stock under the German Offering of $5,000.

Wells Timberland REIT’s common stock is not listed on a national securities exchange. Wells Timberland REIT’s charter requires that in the event its common stock is not listed on a national securities exchange by August 11, 2018, Wells Timberland REIT must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. In the event that Wells Timberland REIT seeks stockholder approval for an extension or amendment to this listing date and does not obtain it, Wells Timberland REIT will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells Timberland REIT seeks and does not obtain approval to liquidate, Wells Timberland REIT will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Wells Timberland REIT holds various debt facilities outstanding as of March 31, 2009, which require interest and certain mandatory principal reduction payments during 2009 and 2010 (see Note 4). Wells Timberland REIT expects to generate sufficient cash flow from operations and future equity offerings to meet all such required principal and interest payment requirements. If proceeds raised in Wells Timberland REIT’s Initial Public Offering are not sufficient to cover the principal reduction payments required by the debt facilities, or if Wells Timberland REIT is not successful in extending the principal maturity dates beyond 2009, or otherwise unable to satisfy its obligations under the debt facilities as they become due, Wells Real Estate Funds Inc. (“Wells REF”), the guarantor of Wells Timberland REIT’s mezzanine loan, has represented to Wells Timberland REIT its intent to fund any and all of Wells Timberland REIT’s remaining unpaid debt maturities in 2009 to ensure that Wells Timberland REIT makes all such debt repayments in accordance with the terms of the loan agreements, and any repayment of debt from Wells Timberland REIT to Wells REF would not become due or payable during 2009 or shortly thereafter.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells Timberland REIT have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year.

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

For further information, refer to the financial statements and footnotes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Interest Rate Swap Agreements

Wells Timberland REIT has entered into interest rate swaps agreements to hedge its exposure to changing interest rates on variable rate debt instruments. Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells Timberland REIT records the fair value of its interest rate swaps as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps in the accompanying consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as gain or loss on interest rate swaps as incurred. As of March 31, 2009 and December 31, 2008, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $6.8 million and $7.1 million, respectively, in other liabilities. A net increase (decrease) in the fair value of interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.3 million and $(4.4) million is included in loss on interest rate swaps in the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, net payments of approximately $1.2 million and $0.7 million, respectively, are included in loss on interest rate swaps in the accompanying consolidated statements of operations.

Income Taxes

Wells Timberland REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such, beginning with its taxable year ending December 31, 2009. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, Wells Timberland REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timberland REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants Wells Timberland REIT relief under certain statutory provisions.

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

Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

Fair Value Measurements

Wells Timberland REIT estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which became effective for financial assets and liabilities on January 1, 2008 and for non-financial and nonrecurring assets and liabilities on January 1, 2009. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, SFAS 157 provides the following fair value technique parameters and hierarchy, depending upon availability:

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

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$6,763,545	$—	$6,763,545	$—

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combination (“SFAS 141(R)”). SFAS 141(R) requires, among other things, that (i) transaction costs be expensed as incurred and (ii) preacquisition contingencies, such as environmental or legal issues, be recorded at fair value as of the acquisition date. Wells Timberland REIT adopted SFAS 141(R) on January 1, 2009 and will apply the provisions of SFAS 141(R) to its future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires, among other things, for (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of operations. Wells Timberland REIT adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on Wells Timberland REIT’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires additional disclosures about an entity’s derivative and hedging activities including: (i) descriptions of how and why the entity uses derivative instruments, (ii) how such instruments are accounted for under SFAS 133, and (iii) how derivative instruments affect the entity’s financial position, operations, and cash flows. Wells Timberland REIT adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on Wells Timberland REIT’s consolidated financial statements (see Interest Rate Swap Agreements in Note 2 for additional required disclosures).

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for Wells Timberland REIT for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. Wells Timberland REIT does not expect that the adoption of this statement will have a significant impact on its financial statements based on current market conditions.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for Wells Timberland REIT for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Wells Timberland REIT has not determined the impact of the adoption of FSP 115-2 on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for Wells Timberland REIT for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. Wells Timberland REIT will provide the additional disclosures required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

3.	Timber and Timberlands

During the three months ended March 31, 2009 and 2008, Wells Timberland REIT sold approximately 2,960 acres and 1,600 acres of non-strategic timber and timberland for approximately $4.9 million and $4.0 million, respectively. The basis in timber and timberland sold was approximately $3.2 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively. In connection with the timberland sold during the three months ended March 31, 2009, Wells Timberland REIT entered into a timber reservation agreement with the purchaser whereby Wells Timberland REIT retained the title and right to harvest certain standing timber through December 31, 2009. As of March 31, 2009 and December 31, 2008, timber and timberlands consisted of the following, respectively:

	As of March 31, 2009
	Gross	Depletion	Net
Timber	$206,990,495	$4,127,369	$202,863,126
Timberlands	165,261,735	—	165,261,735
Mainline roads	141,118	8,765	132,353

Timber and Timberlands	$372,393,348	$4,136,134	$368,257,214

	As of December 31, 2008
	Gross	Depletion	Net
Timber	$229,019,954	$21,513,106	$207,506,848
Timberlands	167,509,265	—	167,509,265
Mainline roads	127,658	3,885	123,773

Timber and Timberlands	$396,656,877	$21,516,991	$375,139,886

4.	Notes Payable

During the three months ended March 31, 2009, Wells Timberland REIT engaged in the following significant activities with respect to its notes payable:

•

Wells Timberland REIT paid down the mezzanine loan by approximately $11.7 million, which, when added to principal payments made in prior periods, reduced the aggregate outstanding principal balance of the mezzanine loan to $54.1 million.

•

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

•

The credit agreement for the senior loan contains mandatory prepayment requirements from proceeds generated from dispositions of timber and timberland less a working capital reserve. During the three months ended March 31, 2009, Wells Timberland REIT paid down the senior loan by approximately $3.9 million with proceeds from timber and timberland sales.

During the three months ended March 31, 2009, Wells Timberland REIT made interest payments on the senior loan and the mezzanine loan of approximately $2.2 million and approximately $1.7 million, respectively. Wells Timberland REIT made interest payments on the senior loan and mezzanine loan of approximately $3.6 million and $3.5 million, respectively, during the three months ended March 31, 2008.

5.	Commitments and Contingencies

MeadWestvaco Timber Agreements

In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco plus a portion of the gross proceeds received from MeadWestvaco under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco will purchase specified amounts of timber, including pine pulpwood, hardwood pulpwood, chip-n-saw, and pine sawlogs, from Wells Timberland TRS at specified prices per ton of timber, depending upon the type of timber. The fiber supply agreement is subject to market pricing adjustments based on the Timber Mart-South average price change for pine pulpwood. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland.

Carbon Storage Agreement

On March 19, 2009, Wells Timberland REIT entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange for the preceding calendar year. For the three months ended March 31, 2009, approximately $50,000 of revenue related to the Carbon Storage Agreement is included in other revenues in the accompanying consolidated statements of operations.

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

6.	CoBank Interest Rate Swap Agreement

On January 23, 2009, Wells Timberland REIT entered into an interest rate swap agreement with CoBank, ACB (“CoBank”) to hedge its exposure to changing interest rates on $75.0 million of the senior loan subject to a variable interest rate (the “CoBank Interest Rate Swap”). The CoBank Interest Rate Swap has an effective date of February 24, 2009 and matures on February 24, 2010. Under the terms of the CoBank Interest Rate Swap, Wells Timberland REIT will pay interest at a fixed rate of 1.14% per annum and receive LIBOR-based interest payments from CoBank on $75.0 million of the senior loan. The CoBank Interest Rate Swap effectively fixes the LIBOR rate on $75.0 million of the senior loan at 1.14% through February 24, 2010. See Interest Rate Swap Agreements in Note 2 for additional required disclosures.

7.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2009 and 2008, respectively:

	Three months ended March 31,
	2009	2008
Other offering costs due to affiliate	$179,846	$257,531

Discounts applied to issuance of common stock	$132,656	$58,925

Dividends accrued on preferred stock	$897,627	$678,989

8.	Related-Party Transactions

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

The Advisory Agreement has a one-year term that began on July 11, 2008 and renews for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of March 31, 2009, Wells Timberland REIT has charged to additional paid-in capital cumulative organization and other offering costs of approximately $1.8 million related to the Initial Public Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Initial Public Offering. As of March 31, 2009 and December 31, 2008, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses on behalf of Wells Timberland REIT of approximately $5.8 million and $5.4 million, respectively.

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

Dealer-Manager Agreement

Wells Timberland REIT has executed a dealer-manager agreement (the “Dealer-Manager Agreement”), whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for Wells Timberland REIT’s Initial Public Offering. For these services, WIS earns a commission of up to 7.0% of the gross offering proceeds from the sale of Wells Timberland REIT’s shares, of which substantially all is re-allowed to participating broker/dealers. Wells Timberland REIT pays no commissions on shares issued under its distribution reinvestment plan.

Additionally, WIS earns a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. A portion of the dealer-manager fee will be re-allowed to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Commissions (1)(2)	$931,965	$1,462,960
Administrative reimbursements	616,695	624,380
Dealer-manager fees (1)	265,926	376,190
Asset management fees	997,712	1,006,797
Disposition fees	97,594	80,485
Other offering costs (1)	179,846	257,531

Total	$3,089,738	$3,808,343

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions have been re-allowed to participating broker/dealers through March 31, 2009.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Administrative reimbursements due to Wells TIMO	$6,289,463	$5,672,628
Operating expense reimbursements due to Wells TIMO	1,542,311	1,021,309
Asset management fees due to Wells TIMO	5,675,721	4,678,009
Other offering cost reimbursements due to Wells TIMO	1,563,264	1,383,418
Commissions and dealer-manager fees due to WIS	62,474	34,842

Total	$15,133,233	$12,790,206

Conflicts of Interest

As of March 31, 2009, Wells TIMO had ten employees. Wells TIMO relies upon employees of Wells Capital, the parent company and manager of Wells TIMO, to perform many of its obligations. Wells Capital also is a general partner or advisor of various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, and Wells Management based on, among other things, the level of real estate assets managed, the amount of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored investment products. As of March 31, 2009, Wells Timberland REIT believes that Wells REF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

Wells REF guarantees the mezzanine loan held by Wells Timberland REIT, which had an outstanding principal balance of approximately $49.4 million as of April 30, 2009 (see Note 4).

9.	Subsequent Event

Sale of Shares of Common Stock

From April 1, 2009 through April 30, 2009, Wells Timberland REIT raised approximately $5.5 million through the issuance of approximately 0.5 million shares of common stock under the Initial Public Offering. As of April 30, 2009, approximately 59.5 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan. As noted above, on April 8, 2009, Wells Timberland REIT entered into the Amended Master Purchase Agreement in connection with the German Offering. No proceeds were raised from the issuance of common stock under the German Offering from April 1, 2009 through April 30, 2009. As of April 30, 2009, approximately 53.8 million shares remained available for sale to the Funds under the German Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland and leasing land-use rights to third parties. We also generate additional revenues and income from selling the rights to extract natural resources from timberland other than timber. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell to MeadWestvaco specified amounts of timber subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007 and our German Offering commenced in July 2008. We continued receiving investor proceeds under our Initial Public Offering and our German Offering (the “Offerings”) through March 31, 2009. Thus, the results of our operations for the three months ended March 31, 2009 and 2008 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows. As of March 31, 2009, we have raised gross offering proceeds of approximately $149.3 million through the issuance of our common stock and approximately $42.8 million through the issuance of our preferred stock.

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

Liquidity and Capital Resources

Overview

We began to sell shares of our common stock to the public under our Initial Public Offering in May 2007 and to the Funds under our German Offering in July 2008. During the three months ended March 31, 2009, we raised proceeds under our Initial Public Offering, net of commissions, dealer-manager fees and other offering costs, of approximately $13.6 million, substantially all of which was used to pay down debt associated with the acquisition of the Mahrt Timberland in October 2007. The majority of the purchase price for the Mahrt Timberland was indirectly financed through third-party borrowings consisting of a first mortgage loan of $212.0 million with CoBank serving as lead lender and administrative agent (the “Senior Loan”) and a second mortgage loan, as amended, for $160.0 million with Wachovia Bank, N.A. (“Wachovia”) serving as lead lender and administrative agent (the “Mezzanine Loan”). The remaining purchase price for the Mahrt Timberland was financed through the issuance of approximately $32.1 million of preferred stock to Wells REF.

All of the proceeds raised under our Offerings, net of fees, expenses and redemptions of our common stock due to death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. On March 30, 2009, we amended the Mezzanine Loan to extend the maturity date from September 30, 2009 to April 30, 2010. In addition, we are required to make principal reduction payments on the Mezzanine Loan on June 30, 2009, September 30, 2009 and December 31, 2009, reducing the outstanding principal balance to an amount not greater than $45.0 million, $30.0 million and $15.0 million, respectively. On April 30, 2010, all outstanding principal, interest, and any fees or other obligations on the Mezzanine Loan will be due and payable in full. As of April 30, 2009, the outstanding principal balance on the Mezzanine Loan was approximately $49.4 million. Net cash flows generated from our operations, including proceeds received from the sale of timber and timberland less a working capital reserve, are required to be used to service the Senior Loan, which matures on September 9, 2010. Once the Mezzanine Loan is repaid in full, future proceeds raised under our Offerings, net of fees, expenses and redemptions of common stock, are required to be used to repay the Senior Loan until achieving a 40% loan-to-collateral value ratio.

The Senior Loan and Mezzanine Loan contain restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders while the Senior Loan and Mezzanine Loan are outstanding. As a result, we will be unable to make any payments or distributions to our stockholders until the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio. Once the Mezzanine Loan has been repaid in full and the Senior Loan reduced to a loan-to-collateral value ratio of 40%, future proceeds raised from the sale of our shares under our Offerings will be deemed available for investment in timberland and related assets, and future operating cash flows will be deemed available for distribution to stockholders. In addition to those restrictive covenants discussed above, the Senior Loan and Mezzanine Loan require us to maintain a minimum debt service coverage ratio, as defined by the credit agreement, of 1.60:1.00 during 2009; and 1.70:1.00 through their respective maturity dates.

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

Short-Term Liquidity and Capital Resources

During the three months ended March 31, 2009, we raised proceeds from the sale of common stock under our Offerings, net of commissions and dealer-manager fees, of approximately $13.8 million, which was used to pay down the Mezzanine Loan by approximately $11.7 million and to fund interest expense on the Mezzanine Loan. For the three months ended March 31, 2009, we generated net proceeds from the sale of timberland of approximately $4.5 million, approximately $3.7 million of which was used to pay down the Senior Loan and approximately $0.8 million of which was used to fund a working capital reserve. Net cash provided by operating activities for the three months ended March 31, 2009 was approximately $3.6 million, which is primarily comprised of receipts from timber and timberland sales, and rental income from recreational leases in excess of operating costs, interest expense, asset and forestry management fees, and general and administrative expenses. During the three months ended March 31, 2009, net cash used in investing activities was approximately $1.4 million, which included approximately $1.0 million of net funds invested in escrow accounts required by lenders and approximately $0.4 million invested in timber, timberland, and related assets. We expect to utilize the residual cash balance of approximately $4.6 million as of March 31, 2009 to satisfy current liabilities.

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

On February 3, 2009, we filed a registration statement with the SEC to register 220.9 million shares of common stock, of which 200.0 million shares are to be offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are to be offered under our distribution reinvestment plan for $9.55 per share. We have not issued any shares under this registration statement as it has not been declared effective by the SEC. We do not expect to commence an offering under this registration statement until the earlier of the date that we sell all the shares available for sale in our current offering or August 11, 2009.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, we anticipate using cash generated from operations, after payments of periodic operating expenses, interest expense and certain capital expenditures required for our timberland, to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. However, in addition to net cash flows from operations, we may periodically borrow funds on a short-term basis to fund distributions. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, we anticipate using substantially all net proceeds raised from the sale of our shares under our Offerings to fund future acquisitions of timberland, to fund capital expenditures, and to pay down the remaining Senior Loan and/or future borrowings. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our timber assets before adjustment for noncash reserves, depletion, and amortization; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. As of March 31, 2009, our leverage ratio was approximately 63% and our debt-to-net assets ratio was approximately 199%. Our board of directors may determine that it is in our best interest to pursue highly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties. As a result, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 8 of our accompanying consolidated financial statements for further explanations. All of the proceeds raised under our Offerings, net of fees, expenses and redemptions of our common stock for death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. See “– Liquidity and Capital Resources.” Once the Mezzanine Loan is repaid in full, future proceeds raised under our Offerings, net of fees and expenses, are required to be used to service the Senior Loan until achieving a 40% loan-to-collateral value ratio.

Our contractual obligations as of March 31, 2009 will become payable in the following periods:

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations	$258,743,943	$39,065,327	$219,678,616	$—	$—
Estimated interest on debt obligations(1)	17,446,177	10,676,157	6,770,020	—	—
Operating lease obligations	19,691,930	1,554,510	3,945,130	3,254,970	10,937,320

Total	$295,882,050	$51,295,994	$230,393,766	$3,254,970	$10,937,320

(1)	Amounts include impact of interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps

Results of Operations

Overview

Our Initial Public Offering was declared effective on August 11, 2006, and we began actively selling shares of our common stock in May 2007. Following the receipt and acceptance of subscriptions for the minimum offering of $2.0 million on July 11, 2007, we commenced operations and acquired interests in approximately 322,800 acres of timberland in October 2007.

Comparison of the three months ended March 31, 2008 versus the three months ended March 31, 2009

Revenue. Revenues increased from approximately $15.3 million for the three months ended March 31, 2008 to approximately $15.5 million for the three months ended March 31, 2009 due to increases in timberland sales and other revenues of approximately $0.9 million and $0.1 million, respectively, partially offset by an approximately $0.8 million decrease in timber sales. Revenue from timberland sales increased as a result of selling approximately 2,960 acres during the three months ended March 31, 2009 as compared to selling 1,600 acres during the same period in 2008. The decrease in revenue from timber sales was primarily due to lower sawtimber and chip-n-saw prices caused by weak lumber and plywood markets resulting from the significant decline in new residential construction. Future revenue from timber sales related to the Mahrt Timberland is expected to remain relatively stable based on slight increases in harvest volumes and stable pulpwood prices, offset by continued decreases in chip-n-saw and sawtimber prices.

Operating expenses. Contract logging and hauling costs decreased from approximately $5.2 million for the three months ended March 31, 2008 to approximately $4.6 million for the three months ended March 31, 2009 due to a 10% decrease in delivered wood and lower logging rates. Depletion decreased from approximately $5.5 million for the first quarter of 2008 to approximately $4.1 million for the same period in 2009 due to normalized depletion rates, which occurred once the Mahrt Timberland was owned for longer than one year and the respective rates were calculated based on the net carrying value of timber, capitalized silviculture costs and total timber volume estimated to be available over the harvest cycle. Cost of timberland sales increased from approximately $2.6 million for the three months ended March 31, 2008 to approximately $3.4 million for the three months ended March 31, 2009 primarily as a result of selling approximately 1,360 more acres in the first quarter of 2009. Asset and forestry management fees increased from approximately $1.5 million for the three months ended March 31, 2008 to approximately $1.8 million for the three months ended March 31, 2009 due to an incentive fee based on net revenues earned by our forestry manager. Other operating costs increased from approximately $0.3 million for the three months ended March 31, 2008 to approximately $0.5 million for the three months ended March 31, 2009 due to an increase in property taxes accrued in the first quarter of 2009 as compared to 2008.

Contract logging and hauling, depletion, and other operating expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets. Asset and forestry management fees, which are primarily based on the number of acres managed, are expected to remain relatively stable due to no significant changes in the number of acres owned during the year.

General and administrative expenses. General and administrative expenses decreased from approximately $1.2 million for the three months ended March 31, 2008 to approximately $1.0 million for the three months ended March 31, 2009 primarily due to a decrease in legal expenses, which were higher during the earlier stages of our organization and operations. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest income. Interest income decreased from approximately $4.9 million for the three months ended March 31, 2008 to approximately $18,000 for the three months ended March 31, 2009, primarily as a result of the disposition of an approximately $398.0 million certificate of deposit in December 2008. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. Interest expense decreased from approximately $13.1 million for the three months ended March 31, 2008 to approximately $3.1 million for the three months ended March 31, 2009, primarily due to the disposition of an approximately $398.0 million promissory note in December 2008, lower principal balances outstanding on our debt facilities and an approximately $1.7 million reduction in amortization of deferred financing costs. Interest expense, as compared to prior periods, is expected to continue to decrease; however, actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.9 million for the three months ended March 31, 2009 compared to a loss of approximately $5.1 million for the three months ended March 31, 2008. The decrease was primarily due to decreases in the nominal amounts and lengths of time remaining under the respective swap contracts, changes in market interest rates and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $14.8 million for the three months ended March 31, 2008 to approximately $4.5 million for the three months ended March 31, 2009, primarily as a result of decreases in interest expense, net of interest income, and loss on interest rate swaps of approximately $5.1 million and $4.2 million, respectively. We sustained a net loss for the three months ended March 31, 2009 primarily as a result of incurring interest expense, net of interest income, of $3.1 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, and incurring a loss on interest rate swaps of approximately $0.9 million related to our hedging of interest rate risk. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. Our net loss per share available to common stockholders for the three months ended March 31, 2009 and 2008 was $0.39 and $2.94, respectively. As we continue to raise equity under our Offerings to repay the Mezzanine Loan and the Senior Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

Adjusted EBITDA

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash, and ability to satisfy lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating cash-generating capacity. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their noncash nature, and we refer to this measure as Adjusted EBITDA. As such, Adjusted EBITDA, as defined, may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be viewed as an alternative to net income or cash from operations as a measurement of our operating performance, as it excludes certain expenses related to fixed-asset investments required to generate revenues. Due to our significant amount of debt, management views operating income as the most appropriate earnings measure of our underlying timber operations. Management considers Adjusted EBITDA to be an important measure of our financial condition and cash-generating ability due to the significant amount of fixed assets subject to depletion and the significant amount of financing subject to interest and amortization expense. Our credit agreements contain a minimum debt service coverage ratio based on Adjusted EBITDA since the measure is representative of adjusted income available for interest payments.

For the three months ended March 31, 2009, Adjusted EBITDA was approximately $3.7 million, a decrease of approximately $0.6 million from the same period during the prior year. This decrease was primarily due to increases in forestry management fees and other operating expenses of approximately $0.3 million and $0.2 million, respectively. Wells Timberland REIT’s reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2009 and 2008 follows:

	For the Three Months Ended March 31,
	2009	2008
Net loss	$(4,544,276)	$(14,784,673)
Add:
Unrealized (gain) loss on interest rate swaps that do not qualify for hedge accounting treatment	(334,971)	4,371,854
Interest expense(1) , (2)	3,961,829	7,034,775
Depletion	4,127,369	5,489,198
Amortization(1)	443,690	2,135,766

Adjusted EBITDA	$3,653,641	$4,246,920

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008.

(2)

Amount for the three months ended March, 31, 2008 excludes interest expense of approximately $4.7 million incurred on a promissory note, as amount is entirely offset by interest income earned on a certificate of deposit.

A noncash expense critical to our operations is the noncash cost of timberland sold. For the three months ended March 31, 2009 and 2008, noncash cost of timberland sold was approximately $3.2 million and $2.3 million, respectively. Adjusted EBITDA plus noncash cost of timberland sold for the three ended March 31, 2009 and 2008 totaled approximately $6.8 million and $6.6 million, respectively.

Election as a REIT

Pursuant to our charter, our board of directors has the authority to determine when and if it is in our best interest to elect to qualify for federal income tax treatment as a REIT. Due to our acquisition of the Mahrt Timberland on October 9, 2007 and restrictions imposed by the Senior Loan and Mezzanine Loan, we determined that it was not in our best interest to be taxed as a REIT for the year ended December 31, 2008. We expect that our board of directors will elect for us to qualify as a REIT for the taxable year ended December 31, 2009. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we subsequently fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes, upon a determination by our board of directors that election of REIT status is in our best interests of our stockholders.

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to bi-annual market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation. Because of our limited operating history, we have not noticed a significant impact from inflation or changing prices on our net sales or revenues, nor on income from continuing operations.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of timberland properties, we allocate the purchase price to tangible assets, consisting of timberland and timber; and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on our estimate of their fair values.

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

(4)

Revenues from the sale of HBU timberland and non-strategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method or other acceptable method.

Related Party Transactions and Agreements

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

Assertions of Legal Actions against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Wells Capital, the owner of our advisor, certain affiliates of Wells REF, and certain of our officers and directors who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On

July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended compliant. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The time for the defendants to respond to the motion for leave to amend has not yet expired. Wells Capital and our officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 8 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Agreements;

•	Carbon Storage Agreement;

•	Advisory Agreement; and

•	Dealer-Manager Agreement.

Subsequent Event

Sale of Shares of Common Stock

From April 1, 2009 through April 30, 2009, we raised approximately $5.5 million through the issuance of approximately 0.5 million shares of our common stock under our Initial Public Offering. As of April 30, 2009, approximately 59.5 million shares remained available for sale to the public under our Initial Public Offering, exclusive of shares available under our distribution reinvestment plan. As noted above, on April 8, 2009, we entered into the Amended Master Purchase Agreement in connection with the German Offering. No proceeds were received from issuance of common stock under the German Offering from April 1, 2009 through April 30, 2009. As of April 30, 2009, approximately 53.8 million shares remained available for sale to the Funds under our German Offering.

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

Our financial instruments consist of both fixed- and variable-rate debt. As of March 31, 2009, we had approximately $204.7 million outstanding on the Senior Loan and approximately $54.1 million outstanding on the Mezzanine Loan. After consideration of interest rate swaps described below, only approximately $23.7 million of the Senior Loan bears interest at an effectively variable rate. As of March 31, 2009, the weighted-average interest rate of our fixed- and variable-rate debt was 5.42%.

The Senior Loan matures on September 9, 2010 (“Senior Loan Maturity Date”) and bears interest at one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination. The terms of the Senior Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Wachovia (the “Wachovia Interest Rate Swap”) to hedge exposure to changing interest rates. The Wachovia Interest Rate Swap has an effective date of October 16, 2007 and runs through the Senior Loan Maturity Date. From October 25, 2008 through the Senior Loan Maturity Date, the notional amount covered by the Wachovia Interest Rate Swap equals $106.0 million. Under the terms of the Wachovia Interest Rate Swap, from October 25, 2008, through the Senior Loan Maturity Date, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million of the Senior Loan. The Wachovia Interest Rate Swap effectively fixes the LIBOR rate on $106.0 million of the Senior Loan at 4.905%. On January 23, 2009, we entered into the CoBank Interest Rate Swap to hedge our exposure to changing interest rates on $75.0 million of the Senior Loan subject to a variable interest rate. The CoBank Interest Rate Swap has an effective date of February 24, 2009 and matures on February 24, 2010. Under the terms of the CoBank Interest Rate Swap, we will pay interest at a fixed rate of 1.14% per annum and receive LIBOR-based interest payments from CoBank on $75.0 million of the Senior Loan. The CoBank Interest Rate Swap effectively fixes the LIBOR rate on $75.0 million of the Senior Loan at 1.14% through February 24, 2010. The remaining amount outstanding under the Senior Loan will bear interest at LIBOR plus margin.

Approximately $235.1 million of our total debt outstanding as of March 31, 2009 is subject to fixed rates, either directly or when coupled with an interest rate swap. As of March 31, 2009, these balances incurred interest expense at an average rate of 6.26% and mature at dates ranging from 2009 through 2010. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of March 31, 2009, after consideration of interest rate swaps, approximately $23.7 million is subject to variable interest rates. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $0.2 million per year. The amounts outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward repayment of variable-rate debt.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2008, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2009 were sold in an offering registered under the Securities Act of 1933.

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

As of March 31, 2009, we had sold approximately 14.9 million shares of common stock in our Initial Public Offering, raising gross offering proceeds of approximately $149.3 million. From this amount, we incurred approximately $13.1 million in selling commissions and dealer-manager fees to WIS, approximately $1.8 million in organization and offering costs to Wells TIMO and approximately $0.3 million for share redemptions. We used the net proceeds of approximately $134.1 million from the sale of our common stock and proceeds of approximately $42.8 million from the sale of our preferred stock in private transactions to partially fund the Mahrt Timberland acquisition, pay down the Mezzanine Loan by approximately $105.9 million and fund interest payments on the Mezzanine Loan.

(c)	During the quarter ended March 31, 2009, we made no redemptions of shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)

During the first quarter of 2009, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K or in Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 filed April 14, 2009.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Dated: May 12, 2009	By:	/s/DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Secretary, Treasurer and
Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2009 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-129651) filed on April 3, 2007 ( “Post-Effective Amendment No. 1”))

3.2	First Amendment to the Third Articles of Amendment and Restatement of the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and filed on August 13, 2008)

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1)

3.4	First Amendment to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-129651) filed on February 11, 2008 (“Post-Effective Amendment No. 3))

3.5	Second Amendment to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 the Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 filed April 14, 2009)

3.6	Articles Supplementary dated September 28, 2007 (incorporated by reference to Exhibit 3.4 of Post Effective No. 3)

3.7	Articles Supplementary dated August 28, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K dated August 28, 2008 filed on August 29, 2008)

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002