Form 10-Q
period 2009-06-30
Wells Timberland REIT, Inc.
filed 2009-08-07
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-53193

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of July 31, 2009: 17,206,571 shares

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended. Wells Timberland REIT’s results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$4,854,261	$4,120,091
Restricted cash and cash equivalents	7,549,108	7,331,910
Accounts receivable	1,598,903	767,611
Prepaid expenses and other assets	798,136	784,448
Deferred financing costs, less accumulated amortization of $9,139,947 and $8,426,956 as of June 30, 2009 and December 31, 2008, respectively	1,297,487	2,010,478
Timber assets, at cost:
Timber and timberlands, net (Note 3)	363,845,049	375,139,886
Intangible lease assets, less accumulated amortization of $287,573 and $204,353 as of June 30, 2009 and December 31, 2008, respectively	749,280	832,500

Total assets	$380,692,224	$390,986,924

Liabilities:
Accounts payable and accrued expenses	$2,457,315	$3,391,893
Due to affiliates (Note 7)	15,886,868	12,790,206
Other liabilities	8,439,047	8,197,438
Notes payable:
Senior loan (Note 4)	202,396,946	208,600,930
Mezzanine loan (Note 4)	39,994,110	65,731,749

Total liabilities	269,174,286	298,712,216

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of June 30, 2009 and December 31, 2008	36,842,717	35,488,500
8.5% Series B preferred stock, $1,000 liquidation preference; 10,700 shares issued and outstanding as of June 30, 2009 and December 31, 2008	11,462,485	11,011,473
Common stock, $0.01 par value; 900,000,000 shares authorized; 16,592,571 and 13,412,781 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	165,926	134,128
Additional paid-in capital	143,706,547	116,930,362
Accumulated deficit	(80,659,737)	(71,289,755)

Total stockholders’ equity	111,517,938	92,274,708

Total liabilities and stockholders’ equity	$380,692,224	$390,986,924

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Timber sales	$11,258,679	$9,954,766	$21,009,700	$20,506,132
Timberland sales	144,498	—	5,024,208	4,024,273
Other revenues	873,231	650,041	1,692,995	1,343,204

	12,276,408	10,604,807	27,726,903	25,873,609
Expenses:
Contract logging and hauling costs	5,526,807	4,960,018	10,127,923	10,155,145
Depletion	4,525,655	5,022,884	8,653,024	10,512,082
Cost of timberland sales	65,943	—	3,416,263	2,557,581
General and administrative expenses	861,289	1,176,258	1,893,769	2,349,942
Asset and forestry management fees:
Related-party	992,407	998,993	1,990,119	2,005,790
Other	768,940	921,400	1,543,065	1,425,678
Land rent expense	568,243	636,639	1,163,679	1,240,676
Other operating expenses	743,617	1,301,722	1,253,540	1,568,103

	14,052,901	15,017,914	30,041,382	31,814,997

Operating loss	(1,776,493)	(4,413,107)	(2,314,479)	(5,941,388)

Other income (expense):
Interest income	6,855	2,913,268	24,623	7,811,080
Interest expense	(2,677,038)	(10,816,379)	(5,806,561)	(23,902,025)
Gain (loss) on interest rate swaps	(379,030)	2,899,199	(1,273,565)	(2,169,359)

	(3,049,213)	(5,003,912)	(7,055,503)	(18,260,304)

Net loss	(4,825,706)	(9,417,019)	(9,369,982)	(24,201,692)
Dividends to preferred stockholders	(907,602)	(678,989)	(1,805,229)	(1,357,978)

Net loss available to common stockholders	$(5,733,308)	$(10,096,008)	$(11,175,211)	$(25,559,670)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.36)	$(1.32)	$(0.75)	$(3.95)

Weighted-average common shares outstanding—basic and diluted	15,715,827	7,670,120	14,897,626	6,465,875

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	4,320,101	$43,201	32,128	$32,757,620	$38,258,080	$(18,015,073)	$53,043,828
Issuance of common stock	9,122,680	91,227	—	—	91,135,198	—	91,226,425
Redemption of common stock	(30,000)	(300)	—	—	(299,700)	—	(300,000)
Issuance of preferred stock	—	—	10,700	10,700,000	—	—	10,700,000
Dividends on preferred stock	—	—	—	3,042,353	(3,042,353)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(8,027,535)	—	(8,027,535)
Other offering costs	—	—	—	—	(1,093,328)	—	(1,093,328)
Net loss	—	—	—	—	—	(53,274,682)	(53,274,682)

Balance, December 31, 2008	13,412,781	134,128	42,828	46,499,973	116,930,362	(71,289,755)	92,274,708
Issuance of common stock	3,187,010	31,870	—	—	31,838,226	—	31,870,096
Redemption of common stock	(7,220)	(72)			(72,126)		(72,198)
Dividends on preferred stock	—	—	—	1,805,229	(1,805,229)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(2,804,568)	—	(2,804,568)
Other offering costs	—	—	—	—	(380,118)	—	(380,118)
Net loss	—	—	—	—	—	(9,369,982)	(9,369,982)

Balance, June 30, 2009	16,592,571	$165,926	42,828	$48,305,202	$143,706,547	$(80,659,737)	$111,517,938

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(9,369,982)	$(24,201,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	8,653,024	10,512,082
Unrealized (gain) loss on interest rate swaps	(1,299,767)	365,252
Other amortization	93,140	83,220
Noncash interest expense	712,991	4,188,294
Basis of timberland sold	3,228,363	2,341,100
Basis of timber on terminated lease	84,375	—
Changes in assets and liabilities:
Increase in accounts receivable	(831,292)	(54,879)
(Increase) decrease in prepaid expenses and other assets	(13,688)	2,510,786
Decrease in accounts payable and accrued expenses	(934,578)	(1,814,647)
Increase in due to affiliates	2,722,348	3,330,672
Increase in other liabilities	1,541,376	1,396,733

Net cash provided by (used in) operating activities	4,586,310	(1,343,079)

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(680,844)	(636,078)
Net funds (invested in) released from escrow accounts	(217,198)	1,212,850

Net cash (used in) provided by investing activities	(898,042)	576,772

Cash Flows from Financing Activities:
Repayments of mezzanine loan	(25,737,639)	(36,538,882)
Repayments of senior loan	(6,203,984)	(2,768,410)
Issuance of common stock	31,676,499	47,335,104
Redemption of common stock	(72,198)	(300,000)
Commissions on stock sales and related dealer-manager fees paid	(2,616,776)	(4,084,333)

Net cash (used in) provided by financing activities	(2,954,098)	3,643,479

Net increase in cash and cash equivalents	734,170	2,877,172
Cash and cash equivalents, beginning of period	4,120,091	1,474,780

Cash and cash equivalents, end of period	$4,854,261	$4,351,952

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (unaudited)

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

As of June 30, 2009, Wells Timberland REIT owned approximately 223,300 acres of timberland and held long-term leasehold interests in approximately 88,700 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher and better use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from its timberland.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (the “Initial Public Offering”) of up to 85.0 million shares of common stock, of which 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering of $2.0 million on July 11, 2007. As of June 30, 2009, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering of approximately $165.4 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $13.9 million, other organization and offering expenses of approximately $0.2 million, and common stock redemptions of approximately $0.4 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $150.9 million, which was used to partially fund the Mahrt Timberland acquisition and pay down acquisition-related debt. As of June 30, 2009, Wells Timberland REIT has incurred other organization and offering expenses of approximately $2.0 million, a substantial portion of which has been deferred by the terms of Wells Timberland REIT’s loan agreements until the mezzanine loan is repaid in full and after reduction of the senior loan to a 40% loan-to-collateral value ratio. Wells Timberland REIT’s Initial Public Offering terminates on August 11, 2009.

On February 3, 2009, Wells Timberland REIT filed a registration statement on Form S-11, as amended by Amendment No. 1 filed on June 19, 2009 and Amendment No. 2 filed on August 5, 2009, with the Securities and Exchange Commission (“SEC”) to register approximately 220.9 million shares of common stock, of which 200.0 million shares are to be offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are to be offered under Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share (the “Follow-On Offering”). On August 6, 2009, Wells Timberland REIT’s Follow-On Offering was declared effective by the SEC and Wells Timberland REIT commenced offering activities for the Follow-On Offering promptly thereafter. Wells Timberland REIT expects to stop offering shares for sale under its Initial Public Offering follow-on offering on August 11, 2009 and begin accepting subscriptions under the Follow-On Offering on August 12, 2009.

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

On April 8, 2009, Wells Timberland REIT entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund and Wells-DFH Materia Nr.88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, Wells Timberland REIT has agreed to sell up to 53.8 million shares of its common stock to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). In Wells Timberland REIT’s Initial Public Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German Offering, Wells Timberland REIT is selling shares of its common stock to the 2009 Fund at a price per share of $9.30. The 2009 Fund will not pay the sales commission or the dealer-manager fee in connection with the German Offering; however, Wells Timberland REIT will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German Offering. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Initial Public Offering after deducting the sales commission and dealer-manager fee. Wells Timberland REIT may increase, in its sole discretion, the size of the German Offering up to a maximum of 107.5 million shares of its common stock to accommodate any additional German closed-end fund(s) or other investment vehicles that may become a party to the Amended Master Purchase Agreement in the future (together with the 2009 Fund, the “Funds”). The Funds’ right to purchase shares pursuant to the Amended Master Purchase Agreement will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. The German Offering is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to Wells Timberland REIT’s Initial Public Offering. As of June 30, 2009, Wells Timberland REIT had received net proceeds from the sale of its common stock under the German Offering of $5,000.

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

Wells Timberland REIT has various debt facilities outstanding as of June 30, 2009, which require interest and certain mandatory principal reduction payments during 2009 and 2010 (see Note 4). Wells Timberland REIT expects to generate sufficient cash flow from operations and its equity offerings to meet all such required principal and interest payment requirements. If proceeds raised in Wells Timberland REIT’s equity offerings are not sufficient to cover the principal reduction payments required by the debt facilities, or if Wells Timberland REIT is not successful in extending the principal reduction dates beyond 2009, or otherwise unable to satisfy its obligations under the debt facilities as they become due, Wells Real Estate Funds Inc. (“Wells REF”), the guarantor of Wells Timberland REIT’s mezzanine loan, has represented to Wells Timberland REIT its intent to fund any and all of Wells Timberland REIT’s remaining unpaid debt maturities of the mezzanine loan in 2009 to ensure that Wells Timberland REIT makes all such debt repayments in accordance with the terms of the mezzanine loan agreement, and any repayment of such debt from Wells Timberland REIT to Wells REF would not become due or payable during 2009 or shortly thereafter.

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

Interest Rate Swap Agreements

Wells Timberland REIT has entered into interest rate swaps agreements to hedge its exposure to changing interest rates on variable rate debt instruments. Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells Timberland REIT records the fair value of its interest rate swaps as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps in the accompanying consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as gain or loss on interest rate swaps as incurred. As of June 30, 2009 and December 31, 2008, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $5.8 million and $7.1 million, respectively, in other liabilities. A net increase (decrease) in the fair value of interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.3 million and $(0.4) million is included in gain (loss) on interest rate swaps in the accompanying consolidated statements of operations for the six months ended June 30, 2009 and 2008, respectively.

During the three months ended June 30, 2009 and 2008, net payments of approximately $1.3 million and $1.1 million, respectively, are included in gain (loss) on interest rate swaps in the accompanying consolidated statements of operations. During the six months ended June 30, 2009 and 2008, net payments of approximately $2.6 million and $1.8 million, respectively, are included in gain (loss) on interest rate swaps in the accompanying consolidated statements of operations.

Income Taxes

Wells Timberland REIT was organized as a C corporation for the year ended December 31, 2008. Wells Timberland REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such, beginning with its taxable year ending December 31, 2009. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, Wells Timberland REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timberland REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants Wells Timberland REIT relief under certain statutory provisions.

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

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$5,798,749	$—	$5,798,749	$—

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires additional disclosures about an entity’s derivative and hedging activities including: (i) descriptions of how and why the entity uses derivative instruments, (ii) how such instruments are accounted for under SFAS 133, and (iii) how derivative instruments affect the entity’s financial position, operations, and cash flows. Wells Timberland REIT adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on Wells Timberland REIT’s consolidated financial statements (see Interest Rate Swap Agreements in Note 2 for additional required disclosures).

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. Wells Timberland REIT adopted

FSP 157-4 on April 1, 2009. The adoption of FSP 157-4 did not have a material impact on Wells Timberland REIT’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Wells Timberland REIT adopted FSP 115-2 on April 1, 2009. The adoption of FSP 115-2 did not have a material impact on Wells Timberland REIT’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. Wells Timberland REIT adopted FSP 107-1 on April 1, 2009. The adoption of FSP 107-1 did not have a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures. See Note 4 for additional required disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies U.S. auditing literature and states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” SFAS 165 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued; however, management must also disclose the date through which events or transactions have been evaluated. Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures. See Note 8 for required subsequent event disclosures.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”), which is effective for Wells Timberland REIT for the year beginning January 1, 2010. SFAS 166 amends the de-recognition guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, including eliminating the concept of a “qualifying special-purpose entity”. Wells Timberland REIT is currently assessing the provisions of SFAS 166 and has not yet determined the impact, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which is effective for Wells Timberland REIT for the year beginning January 1, 2010. SFAS 167 amends SFAS No. 46(R), Consolidation of Variable Interest Entities, the consolidation guidance that applies to variable interest entities. SFAS 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Wells Timberland REIT is currently assessing the provisions of SFAS 167 and has not yet determined the impact, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Wells Timberland REIT does not expect that the adoption of this statement will have a significant impact on its consolidated financial statements or disclosures.

3.	Timber and Timberlands

During the three months ended June 30, 2009, Wells Timberland REIT sold approximately 50 acres of non-strategic timberland for approximately $0.1 million. Wells Timberland REIT sold no non-strategic timberland during the three months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, Wells Timberland REIT sold approximately 3,010 acres and 1,600 acres, respectively, of non-strategic timberland for approximately $5.0 million and $4.0 million, respectively. For the three months ended June 30, 2009, the basis in timberland sold was approximately $50,000. The basis in timberland sold during the six months ended June 30, 2009 and 2008 was approximately $3.2 million and $2.3 million, respectively. As of June 30, 2009 and December 31, 2008, timber and timberlands consisted of the following, respectively:

	As of June 30, 2009
	Gross	Depletion	Net
Timber	$207,145,782	$8,653,024	$198,492,758
Timberlands	165,221,663	—	165,221,663
Mainline roads	144,433	13,805	130,628

Timber and Timberlands	$372,511,878	$8,666,829	$363,845,049

	As of December 31, 2008
	Gross	Depletion	Net
Timber	$229,019,954	$21,513,106	$207,506,848
Timberlands	167,509,265	—	167,509,265
Mainline roads	127,658	3,885	123,773

Timber and Timberlands	$396,656,877	$21,516,991	$375,139,886

4.	Notes Payable

During the three months and six months ended June 30, 2009, Wells Timberland REIT engaged in the following significant activities with respect to its notes payable:

•

Wells Timberland REIT paid down the mezzanine loan by approximately $14.0 million and $25.7 million, respectively. The aggregate outstanding principal balance of the mezzanine loan as of June 30, 2009 was approximately $40.0 million.

•

The credit agreement for the senior loan contains mandatory prepayment requirements from proceeds generated from dispositions of timber and timberland less a working capital reserve. During the three months and six months ended June 30, 2009, Wells Timberland REIT paid down the senior loan by approximately $2.3 million and $6.2 million, respectively, with proceeds from timber and timberland sales.

During the six months ended June 30, 2009 and 2008, Wells Timberland REIT made interest payments on the mezzanine loan of approximately $3.1 million and $7.1 million, respectively. Wells Timberland REIT made interest payments on the senior loan of approximately $4.6 million and $7.0 million during the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009 and December 31, 2008, the estimated fair value of Wells Timberland REIT’s notes payable was approximately $235.2 million and $264.0 million, respectively. The fair values of outstanding mortgage notes payable were estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of June 30, 2009 and December 31, 2008. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Commitments and Contingencies

MeadWestvaco Timber Agreements

In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco plus a portion of the gross proceeds received from MeadWestvaco under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco will purchase specified amounts of timber, including pine pulpwood, hardwood pulpwood, chip-n-saw, and pine sawlogs, from Wells Timberland TRS at specified prices per ton of timber, depending upon the type of timber. The fiber supply agreement is subject to market pricing adjustments every six months based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland.

Carbon Storage Agreement

Wells Timberland REIT has entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange for the preceding calendar year. For the three months and six months ended June 30, 2009, approximately $85,000 and $135,000, respectively, of revenue related to the Carbon Storage Agreement is included in other revenues in the accompanying consolidated statements of operations.

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

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2009 and 2008, respectively:

	Six months ended June 30,
	2009	2008
Other offering costs due to affiliate	$380,118	$570,455

Commissions on stock sales and related dealer-manager fees due to affiliate	—	$82,965

Discounts applied to issuance of common stock	$193,597	$139,539

Dividends accrued on preferred stock	$1,805,229	$1,357,978

7.	Related-Party Transactions

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

Effective July 11, 2009, the Advisory Agreement was renewed upon terms identical to those of the Advisory Agreement in effect through July 10, 2009. The Advisory Agreement has a one year term and will renew for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of June 30, 2009, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and other offering costs of approximately $2.0 million related to the Initial Public Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Initial Public Offering. As of June 30, 2009, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to Wells Timberland REIT’s Initial Public Offering and Follow-On Offering of approximately $6.5 million and $0.5 million, respectively. Upon the expiration of Wells Timberland REIT’s Initial Public Offering on August 11, 2009, any organization and offering expenses related to the Initial Public Offering that have not been incurred and charged to additional paid-in capital by Wells Timberland REIT will be expensed by Wells TIMO and not subject to reimbursement by Wells Timberland REIT.

The mezzanine and senior loans contain restrictive covenants that prohibit Wells Timberland REIT from paying monthly asset management fees, administrative expense reimbursements, and a substantial portion of organization and offering cost reimbursements to Wells TIMO until the mezzanine loan is repaid in full and after reduction of the senior loan to a 40% loan-to-collateral value ratio. These amounts are recorded as due to affiliates in the accompanying consolidated balance sheets.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Commissions (1)(2)	$1,114,826	$1,784,912	$2,046,791	$3,191,115
Administrative reimbursements	115,534	700,502	732,229	1,324,882
Dealer-manager fees (1)	298,255	473,094	564,181	847,115
Asset management fees	992,407	998,993	1,990,119	2,005,790
Disposition fees	2,890	—	100,484	80,485
Other offering costs (1)	200,272	312,924	380,118	570,455

Total	$2,724,184	$4,270,425	$5,813,922	$8,019,842

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions have been re-allowed to participating broker/dealers through June 30, 2009.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Administrative reimbursements due to Wells TIMO	$6,404,857	$5,672,628
Operating expense reimbursements due to Wells TIMO	1,021,309	1,021,309
Asset management fees due to Wells TIMO	6,668,128	4,678,009
Other offering cost reimbursements due to Wells TIMO	1,763,536	1,383,418
Commissions on stock sales and related dealer-manager fees due to WIS	29,038	34,842

Total	$15,886,868	$12,790,206

Conflicts of Interest

As of June 30, 2009, Wells TIMO had ten employees. Wells TIMO relies upon employees of Wells Capital, the parent company and manager of Wells TIMO, to perform many of its obligations. Wells Capital also is a general partner or advisor of various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, and Wells Management based on, among other things, the level of real estate assets managed, the amount of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored investment products. As of June 30, 2009, Wells Timberland REIT believes that Wells REF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

Wells REF guarantees the mezzanine loan held by Wells Timberland REIT, which had an outstanding principal balance of approximately $34.7 million as of July 31, 2009 (see Note 4).

8.	Subsequent Events

Overview

Wells Timberland REIT evaluates subsequent events in conjunction with the preparation of consolidated financial statements and notes thereto. With respect to the consolidated financial statements and related footnotes included in this report on Form 10-Q, Wells Timberland REIT has evaluated subsequent events occurring during the period from July 1, 2009 through August 7, 2009, the date of filing with the SEC.

Sale of Shares of Common Stock

From July 1, 2009 through July 31, 2009, Wells Timberland REIT raised approximately $6.3 million through the issuance of approximately 0.6 million shares of common stock under the Initial Public Offering. As of July 31, 2009, approximately 57.8 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan. As noted above, on April 8, 2009, Wells Timberland REIT entered into the Amended Master Purchase Agreement in connection with the German Offering. No proceeds were raised from the issuance of common stock under the German Offering from July 1, 2009 through July 31, 2009. As of July 31, 2009, approximately 53.8 million shares remained available for sale to the Funds under the German Offering.

Senior Loan Consent

On July 23, 2009, Wells Timberland REIT entered into a consent to the senior loan agreement with CoBank regarding the application of proceeds generated from the disposition of up to 15,000 acres of the Mahrt Timberland in one or more sale transactions that are expected to occur between the July 23, 2009 and March 31, 2010. Upon closing, proceeds generated from the disposition of the timberland will be applied as follows: (i) a consent fee equal to 0.40% of the outstanding senior loan will be paid to CoBank; (ii) if necessary, the working capital account will be funded to a total balance of $3.0 million; (iii) 70% of the remaining proceeds will be applied to the prepayment of the senior loan; and (iv) the remaining proceeds shall be applied to the prepayment of the mezzanine loan. As an inducement to CoBank to enter into the consent, Wells Timberland REIT paid a fee equal to 0.15% of the balance of the senior loan outstanding on July 31, 2009, or approximately $0.3 million.

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

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007 and our German Offering commenced in July 2008. We continued receiving investor proceeds under our Initial Public Offering and our German Offering (the “Offerings”) through June 30, 2009. Thus, the results of our operations for the three months and six months ended June 30, 2009 and 2008 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses that represent a high percentage of total revenues but are expected to decrease as the enterprise grows. As of June 30, 2009, we have raised gross offering proceeds of approximately $165.4 million through the issuance of our common stock in our Initial Public Offering and approximately $42.8 million through the issuance of our preferred stock to Wells REF.

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

Liquidity and Capital Resources

Overview

We began to sell shares of our common stock to the public under our Initial Public Offering in May 2007 and to the Funds under our German Offering in July 2008. During the six months ended June 30, 2009, we raised proceeds under our Initial Public Offering, net of commissions, dealer-manager fees, other offering costs, and redemptions, of approximately $28.6 million, substantially all of which was used to pay down debt associated with the acquisition of the Mahrt Timberland in October 2007. The majority of the purchase price for the Mahrt Timberland was indirectly financed through third-party borrowings consisting of a first mortgage loan of $212.0 million with CoBank, ACB (“CoBank”) serving as lead lender and administrative agent (the “Senior Loan”) and a second mortgage loan, as amended, for $160.0 million with Wachovia Bank, N.A. (“Wachovia”) serving as lead lender and administrative agent (the “Mezzanine Loan”). The remaining purchase price for the Mahrt Timberland was financed through the issuance of approximately $32.1 million of preferred stock to Wells REF.

All of the proceeds raised under our Offerings, net of fees, expenses, and redemptions of our common stock due to death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0% and matures on April 30, 2010. We are required to make principal reduction payments on the Mezzanine Loan on September 30, 2009 and December 31, 2009, reducing the outstanding principal balance to an amount not greater than $30.0 million and $15.0 million, respectively. On April 30, 2010, all outstanding principal, interest, and any fees or other obligations on the Mezzanine Loan will be due and payable in full. As of July 31, 2009, the outstanding principal balance on the Mezzanine Loan was approximately $34.7 million. Net cash flows generated from our operations, including proceeds received from the sale of timber and timberland less a working capital reserve, are required to be used to service the Senior Loan, which matures on September 9, 2010. Once the Mezzanine Loan is repaid in full, future proceeds raised under our Offerings, net of fees, expenses, and redemptions of common stock, are required to be used to repay the Senior Loan until achieving a 40% loan-to-collateral value ratio.

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

We anticipate that our primary sources of future capital will be derived from the sale of our common stock under our Offerings and from operations through the sale of timberland and rights to access our land and harvest our timber to MeadWestvaco and other third parties. Following the settlement of the Mezzanine Loan and reduction of the Senior Loan to a 40% loan-to-collateral value ratio, the amount of cash available for distribution to stockholders and the level of distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and other debt service requirements, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

Net cash used in financing activities for the six months ended June 30, 2009 was approximately $3.0 million. During the six months ended June 30, 2009, we raised proceeds from the sale of common stock under our Offerings, net of commissions, dealer-manager fees, and redemptions, of approximately $29.0 million, which was used to pay down the Mezzanine Loan by approximately $25.7 million and to fund interest expense on the Mezzanine Loan. For the six months ended June 30, 2009, we generated net proceeds from the sale of timberland of approximately $4.8 million, approximately $3.8 million of which was used to pay down the Senior Loan and approximately $1.0 million of which was used to fund a working capital reserve. Net cash provided by operating activities for the six months ended June 30, 2009 was approximately $4.6 million, which is primarily comprised of receipts from timber and timberland sales, and rental income from recreational leases in excess of operating costs, interest expense, asset and forestry management fees, and general and administrative expenses. During the six months ended June 30, 2009, net cash used in investing activities was approximately $0.9 million, which included approximately $0.2 million of net funds invested in escrow accounts required by lenders and approximately $0.7 million invested in timber, timberland, and related assets. We expect to utilize the residual cash balance of approximately $4.9 million as of June 30, 2009 to satisfy current liabilities.

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

On February 3, 2009, we filed a registration statement, as amended on June 19, 2009 and August 5, 2009, with the SEC to register 220.9 million shares of common stock, of which 200.0 million shares are to be offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are to be offered under our distribution reinvestment plan for $9.55 per share (the “Follow-On Offering”). On August 6, 2009, Wells Timberland REIT’s Follow-On Offering was declared effective by the SEC and Wells Timberland REIT commenced offering activities for the Follow-On Offering promptly thereafter. Wells Timberland REIT expects to stop offering shares for sale under the Initial Public Offering on August 11, 2009 and begin accepting subscriptions under the Follow-On Offering on August 12, 2009.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, we anticipate using cash generated from operations, after payments of periodic operating expenses, interest expense and certain capital expenditures required for our timberland, to repay amounts due to affiliates and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. However, in addition to net cash flows from operations, we may periodically borrow funds on a short-term basis to fund distributions. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, we anticipate using substantially all net proceeds raised from the sale of our shares under our Offerings to fund future acquisitions of timberland, to fund capital expenditures, and to pay down the remaining Senior Loan and/or future borrowings. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our timber assets before adjustment for noncash reserves, depletion, and amortization; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. As of June 30, 2009, our leverage ratio was approximately 59% and our debt-to-net assets ratio was approximately 168%. Our board of directors may determine that it is in our best interest to pursue highly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties. As a result, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 7 of our accompanying consolidated financial statements for further explanations. All of the proceeds raised under our Offerings, net of fees, expenses and redemptions of our common stock for death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0%. See “– Liquidity and Capital Resources.” Once the Mezzanine Loan is repaid in full, future proceeds raised under our Offerings, net of fees and expenses, are required to be used to service the Senior Loan until achieving a 40% loan-to-collateral value ratio.

Our contractual obligations as of June 30, 2009 will become payable in the following periods:

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations	$242,391,056	$24,994,110	$217,396,946	$—	$—
Estimated interest on debt obligations(1)	13,273,303	6,648,738	6,624,565	—	—
Operating lease obligations	19,282,847	1,391,669	3,906,881	3,216,721	10,767,576
Due to affiliates(2)	16,546,868	—	16,546,868	—	—

Total	$291,494,074	$33,034,517	$244,475,260	$3,216,721	$10,767,576

(1)	Amounts include impact of interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps

(2)

The Mezzanine Loan and Senior Loan contain restrictive covenants that prohibit Wells Timberland REIT from paying monthly asset management fees, administrative expense reimbursements, and a substantial portion of organization and offering cost reimbursements to Wells TIMO until the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, which we expect to occur in 2010.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. In the second quarter of 2009, average prices for sawtimber and chip-n-saw on a stumpage basis were approximately 17% lower than the second quarter of 2008, primarily due to weak lumber and plywood markets resulting from the significant decline in new residential construction. Pulpwood prices were 3% higher in the second quarter of 2009 as compared to the second quarter of 2008 due to a shortage of wood chips as a result of curtailed lumber production. For the three months ended June 30, 2009, our harvest volumes increased compared to the three months ended June 30, 2008. Contract logging and hauling rates for the three months ended June 30, 2009 was 1% lower compared to the three months ended June 30, 2008, primarily due to lower fuel costs. Prior to January 1, 2009, depletion rates for our fee-simple tracts were determined by dividing the acquisition costs attributable to its timber by the volume of timber acquired. On January 1, 2009, depletion rates for our fee-simple timber tracts owned for longer than one year were adjusted for silviculture costs incurred and expected to be incurred and for the total timber volume estimated to be available over the harvest cycle. These adjustments resulted in lower depletion rates for our fee-simple tracts owned for longer than one year compared to 2008. In the second quarter of 2009, our weighted-average outstanding borrowings were approximately $479.5 million lower compared to the second quarter 2008, primarily due to the disposition of an approximately $398.0 million promissory note in connection with the disposition of a wholly owned subsidiary on December 18, 2008. For more information on this disposition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Comparison of the three months ended June 30, 2008 versus the three months ended June 30, 2009

Revenues. Revenues increased from approximately $10.6 million for the three months ended June 30, 2008 to approximately $12.3 million for the three months ended June 30, 2009 due to increases in timber sales, timberland sales, and other revenues of approximately $1.3 million, $0.1 million, and $0.2 million, respectively. Revenue from timber sales increased due to an increase in harvest volume, offset by lower sawtimber and chip-n-saw prices. Revenue from timberland sales increased as a result of selling approximately 50 acres during the three months ended June 30, 2009. Other revenues increased primarily due to increases in recreational lease rates and a receipt of $85,000 associated with the Carbon Storage Agreement that was entered into in March 2009. Future revenues from timber sales related to the Mahrt Timberland are expected to remain relatively stable based on slight increases in harvest volumes and stable pulpwood prices, offset by lower chip-n-saw and sawtimber prices.

Operating expenses. Contract logging and hauling costs increased from approximately $5.0 million for the three months ended June 30, 2008 to approximately $5.5 million for the three months ended June 30, 2009 due to an approximately 12% increase in delivered wood volume, partially offset by lower logging rates. Depletion decreased from approximately $5.0 million for the second quarter of 2008 to approximately $4.5 million for the same period in 2009 due to lower depletion rates on our fee-simple tracts compared to 2008. Cost of timberland sales increased as a result of selling approximately 50 acres during the quarter. Other forestry management fees decreased from approximately $0.9 million for the three months ended June 30, 2008 to approximately $0.8 million for the three months ended June 30, 2009, primarily due to a decrease in the number of acres under management. Land rent expense decreased from approximately $637,000 for the three months ended June 30, 2008 to approximately $568,000 for the three months ended June 30, 2009 due to the expiration of leases covering approximately 4,900 acres. Other operating costs decreased from approximately $1.3 million for the three months ended June 30, 2008 to approximately $0.7 million for the three months ended June 30, 2009 due to a decrease in property taxes accrued in the second quarter of 2009 as compared to 2008.

Contract logging and hauling, depletion, and other operating expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets. Asset and forestry management fees, which are primarily based on the number of acres managed, are expected to remain relatively stable due to no significant changes in the number of acres owned during the year.

General and administrative expenses. General and administrative expenses decreased from approximately $1.2 million for the three months ended June 30, 2008 to approximately $0.9 million for the three months ended June 30, 2009 primarily due to an approximately $0.7 million decrease in salary expense, offset by increases in certain professional fees, including audit, tax and legal fees. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest income. Interest income decreased from approximately $2.9 million for the three months ended June 30, 2008 to approximately $7,000 for the three months ended June 30, 2009, primarily as a result of the disposition of an approximately $398.0 million certificate of deposit in December 2008. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. Interest expense decreased from approximately $10.8 million for the three months ended June 30, 2008 to approximately $2.8 million for the three months ended June 30, 2009, primarily due to the disposition of an approximately $398.0 million promissory note in December 2008, lower principal balances outstanding on our debt facilities, and an approximately $1.8 million reduction in amortization of deferred financing costs. Interest expense, as compared to prior periods, is expected to continue to decrease; however, actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.4 million for the three months ended June 30, 2009 compared to a gain of approximately $2.9 million for the three months ended June 30, 2008. The loss was primarily due to the fact that the variable interest rate incurred on our Senior Loan was lower than the contractual interest rates of the related interest rate swaps during the three months ended June 30, 2009. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $9.4 million for the three months ended June 30, 2008 to approximately $4.8 million for the three months ended June 30, 2009, primarily as a result of a decrease in interest expense, net of interest income, of approximately $5.2 million. We sustained a net loss for the three months ended June 30, 2009 primarily as a result of incurring interest expense, net of interest income, of $2.7 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and continued decreases in timber prices. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. Our net loss per share available to common stockholders for the three months ended June 30, 2009 and 2008 was $0.36 and $1.32, respectively. As we continue to raise equity under our Offerings to repay the Mezzanine Loan and the Senior Loan, we anticipate additional decreases in interest expense, which is expected to reduce future net losses.

Comparison of the six months ended June 30, 2008 versus the six months ended June 30, 2009

Revenues. Revenues increased from approximately $25.9 million for the six months ended June 30, 2008 to approximately $27.7 million for the six months ended June 30, 2009 due to increases in timber sales, timberland sales, and other revenues of approximately $0.5 million, $1.0 million, and $0.3 million, respectively. The increase in revenue from timber sales was primarily due to an increase in non-delivered timber sales volume, offset by lower sawtimber and chip-n-saw prices. Revenue from timberland sales increased as a result of selling approximately 3,000 acres during the six months ended June 30, 2009 as compared to selling 1,600 acres during the same period in 2008. Other revenue increased primarily due to a receipt of approximately $135,000 associated with the Carbon Storage Agreement that was entered into in March 2009 and increases in recreational lease rates. Future revenue from timber sales related to the Mahrt Timberland is expected to remain relatively stable based on slight increases in harvest volumes and stable pulpwood prices, offset by lower chip-n-saw and sawtimber prices.

Operating expenses. Contract logging and hauling costs for the six months ended June 30, 2008 and 2009 were comparable due to relatively stable volumes of delivered timber. Depletion decreased from approximately $10.5 million for the six months ended June 30, 2008 to approximately $8.7 million for the same period in 2009 due to lower depletion rates on our fee-simple tracts compared to 2008. Cost of timberland sales increased from approximately $2.6 million for the six months ended June 30, 2008 to approximately $3.4 million for the six months ended June 30, 2009, primarily as a result of selling approximately 1,410 more acres in the first six months of 2009. Other operating costs decreased from approximately $1.6 million for the six months ended June 30, 2008 to approximately $1.3 million for the six months ended June 30, 2009 primarily due to a decrease in property tax expense resulting from fewer acres owned and lower property tax rates.

Contract logging and hauling, depletion, and other operating expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets. Asset and forestry management fees, which are primarily based on the number of acres managed, are expected to remain relatively stable due to no significant changes in the number of acres owned during the year.

General and administrative expenses. General and administrative expenses decreased from approximately $2.3 million for the six months ended June 30, 2008 to approximately $1.9 million for the six months ended June 30, 2009 primarily due to an approximately $0.7 million decrease in salary expense, offset by increases in certain professional fees, including audit, tax and legal fees. General and administrative expenses are expected to be relatively stable in future periods prior to the acquisition of additional timber assets.

Interest income. Interest income decreased from approximately $7.8 million for the six months ended June 30, 2008 to approximately $25,000 for the six months ended June 30, 2009, primarily as a result of the disposition of an approximately $398.0 million certificate of deposit in December 2008. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. Interest expense decreased from approximately $23.9 million for the six months ended June 30, 2008 to approximately $5.8 million for the six months ended June 30, 2009, primarily due to the disposition of an approximately $398.0 million promissory note in December 2008, lower principal balances outstanding on our debt facilities, and an approximately $3.4 million reduction in amortization of deferred financing costs. Interest expense, as compared to prior periods, is expected to continue to decrease; however, actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.3 million for the six months ended June 30, 2009 compared to a loss of approximately $2.2 million for the six months ended June 30, 2008. The loss was primarily due to the fact that the variable interest rate incurred on our Senior Loan was lower than the contractual interest rates of the related interest rate swaps during the six months ended June 30, 2009. The decrease in the loss was primarily due to decreases in the nominal amounts and lengths of time remaining under the respective swap contracts, changes in market interest rates and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $24.2 million for the six months ended June 30, 2008 to approximately $9.4 million for the six months ended June 30, 2009, primarily as a result of an increase in revenues of approximately $1.9 million and decreases in interest expense, net of interest income, depletion, and loss on interest rate swaps of approximately $10.3 million, $1.9 million and $0.9 million, respectively. We sustained a net loss for the six months ended June 30, 2009 primarily as a result of incurring interest expense, net of interest income, of $5.8 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, incurring a loss on interest rate swaps of approximately $1.3 million related to our hedging of interest rate risk, and continued decreases in timber prices. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. Our net loss per share available to common stockholders for the six months ended June 30, 2009 and 2008 was $0.75 and $3.95, respectively. As we continue to raise equity under our Offerings to repay the Mezzanine Loan and the Senior Loan, we anticipate additional decreases in interest expense, which is expected to reduce future net losses.

Adjusted EBITDA

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash, and ability to satisfy lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating performance and cash-generating capacity. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their noncash nature, and we refer to this measure as Adjusted EBITDA. As such, Adjusted EBITDA, as defined, may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be viewed as an alternative to net income or cash from operations as a measurement of our operating performance, as it excludes certain expenses related to fixed-asset investments required to generate revenues. Due to our significant amount of debt, management views operating income as the most appropriate earnings measure of our underlying timber operations. Management considers Adjusted EBITDA to be an important measure of our financial condition and cash-generating ability due to the significant amount of fixed assets subject to depletion and the significant amount of financing subject to interest and amortization expense. Our credit agreements contain a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since the measure is representative of adjusted income available for interest payments.

For the three months ended June 30, 2009, Adjusted EBITDA was approximately $2.9 million, an increase of approximately $2.2 million from the three months ended June 30, 2008 primarily due to increased revenue from timber sales. For the six months ended June 30, 2009, Adjusted EBITDA was approximately $9.7 million, an approximately $2.5 million increase over the six months ended June 30, 2008 primarily due to higher revenues from timberland sales. Wells Timberland REIT’s reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2009 and 2008 follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(4,825,706)	$(9,417,019)	$(9,369,982)	$(24,201,692)
Add:
Unrealized (gain) loss on interest rate swaps that do not qualify for hedge accounting treatment	(964,796)	(4,006,602)	(1,299,767)	365,252
Interest expense(1) , (2)	3,705,073	6,892,275	7,666,902	13,927,054
Depletion	4,525,655	5,022,884	8,653,024	10,512,082
Amortization(1)	362,441	2,135,752	806,131	4,271,515
Basis of timberland sold	49,862	—	3,228,363	2,341,100

Adjusted EBITDA	$2,852,529	$627,290	$9,684,671	$7,215,311

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations

(2)

Amount for the three months and six months ended June 30, 2008 excludes interest expense of approximately $2.9 million and $7.5 million, respectively, incurred on a promissory note, as amount is entirely offset by interest income earned on a certificate of deposit.

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

Assertions of Legal Actions against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President; Wells Capital, Inc. (“Wells Capital”), the owner of our advisor; Wells Management; certain affiliates of Wells REF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The court denied the motion for leave to amend on June 23, 2009. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 7 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Agreements;

•	Carbon Storage Agreement;

•	Advisory Agreement; and

•	Dealer-Manager Agreement.

Subsequent Events

Sale of Shares of Common Stock

From July 1, 2009 through July 31, 2009, we raised approximately $6.3 million through the issuance of approximately 0.6 million shares of our common stock under our Initial Public Offering. As of July 31, 2009, approximately 57.8 million shares remained available for sale to the public under our Initial Public Offering, exclusive of shares available under our distribution reinvestment plan. On April 8, 2009, we entered into the Amended Master Purchase Agreement in connection with the German Offering. No proceeds were received from issuance of common stock under the German Offering from July 1, 2009 through July 31, 2009. As of July 31, 2009, approximately 53.8 million shares remained available for sale to the Funds under our German Offering.

Senior Loan Consent

On July 23, 2009, we entered into a consent to the Senior Loan agreement with CoBank regarding the application of proceeds generated from the disposition of up to 15,000 acres of the Mahrt Timberland in one or more sale transactions that are expected to occur between the July 23, 2009 and March 31, 2010. Upon closing, proceeds generated from the disposition of the timberland will be applied as follows: (i) a consent fee equal to 0.40% of the outstanding Senior Loan will be paid to CoBank; (ii) if necessary, the working capital account will be funded to a total balance of $3.0 million; (iii) 70% of the remaining proceeds will be applied to the prepayment of the Senior Loan; and (iv) the remaining proceeds shall be applied to the prepayment of the Mezzanine Loan. As an inducement to CoBank to enter into the consent, we paid a fee equal to 0.15% of the balance of the senior loan outstanding on July 31, 2009, or approximately $0.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, our derivatives do not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Our financial instruments consist of both fixed- and variable-rate debt. As of June 30, 2009, we had approximately $202.4 million outstanding on the Senior Loan and approximately $40.0 million outstanding on the Mezzanine Loan. After consideration of interest rate swaps described below, only approximately $21.4 million of the Senior Loan bears interest at an effectively variable rate. As of June 30, 2009, the weighted-average interest rate of our fixed- and variable-rate debt was 5.59%.

The Senior Loan matures on September 9, 2010 (“Senior Loan Maturity Date”) and bears interest at one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination. The terms of the Senior Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Wachovia (the “Wachovia Interest Rate Swap”) to hedge exposure to changing interest rates. The Wachovia Interest Rate Swap has an effective date of October 16, 2007 and runs through the Senior Loan Maturity Date. From October 25, 2008 through the Senior Loan Maturity Date, the notional amount covered by the Wachovia Interest Rate Swap equals $106.0 million. Under the terms of the Wachovia Interest Rate Swap, from October 25, 2008, through the Senior Loan Maturity Date, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million of the Senior Loan. The Wachovia Interest Rate Swap effectively fixes the LIBOR rate on $106.0 million of the Senior Loan at 4.905%. On January 23, 2009, we entered into an interest rate swap agreement with CoBank (the “CoBank Interest Rate Swap”) to hedge our exposure to changing interest rates on $75.0 million of the Senior Loan subject to a variable interest rate. The CoBank Interest Rate Swap has an effective date of February 24, 2009 and matures on February 24, 2010. Under the terms of the CoBank Interest Rate Swap, we will pay interest at a fixed rate of 1.14% per annum and receive LIBOR-based interest payments from CoBank on $75.0 million of the Senior Loan. The CoBank Interest Rate Swap effectively fixes the LIBOR rate on $75.0 million of the Senior Loan at 1.14% through February 24, 2010. The remaining amount outstanding under the Senior Loan will bear interest at LIBOR plus margin.

Approximately $221.0 million of our total debt outstanding as of June 30, 2009 is subject to fixed rates, either directly or when coupled with an interest rate swap. As of June 30, 2009, these balances incurred interest expense at an average rate of 5.96% and mature at dates ranging from 2009 through 2010. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of June 30, 2009, after consideration of interest rate swaps, approximately $21.4 million is subject to variable interest rates. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $0.2 million per year. The amounts outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward repayment of variable-rate debt.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2009 were sold in an offering registered under the Securities Act of 1933.

(b)

On August 11, 2006, the Registration Statement on Form S-11 (File No. 333-129651) filed with the SEC for our Initial Public Offering was declared effective. WIS is serving as the dealer-manager for our Initial Public Offering. Pursuant to our Initial Public Offering, we are offering a total of up to 85 million shares of our common stock, with 75 million shares being offered at $10.00 per share in our primary offering and 10 million shares being offered at $9.55 per share pursuant to our distribution reinvestment plan, aggregating up to $845.5 million. The offering is expected to terminate on August 11, 2009.

As of June 30, 2009, we had sold approximately 16.6 million shares of common stock in our Initial Public Offering, raising gross offering proceeds of approximately $165.4 million. From this amount, we incurred approximately $13.9 million in selling commissions and dealer-manager fees to WIS, approximately $2.0 million in organization and offering costs to Wells TIMO, and approximately

$0.4 million for share redemptions. We used the net proceeds of approximately $149.1 million from the sale of our common stock and proceeds of approximately $42.8 million from the sale of our preferred stock in private transactions to partially fund the Mahrt Timberland acquisition, pay down the Mezzanine Loan by approximately $120.0 million, and fund interest payments on the Mezzanine Loan.

(c)	During the quarter ended June 30, 2009, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2009	—	—	—	(1)
May 2009	—	—	—	(1)
June 2009	7,220	$10.00	7,220	(1)

(1)

The commencement of our share redemption plan was announced on August 11, 2006. Our share redemption plan limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mezzanine Loan obtained in connection with the acquisition of the Mahrt Timberland prohibit Wells Timberland REIT from making redemptions, other than upon the death or qualifying disability of a stockholder, until this loan is repaid in full (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that, during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. On June 12, 2009, Wells Timberland REIT’s board of directors approved a monthly, non-cumulative reserve of $150,000 for death or qualifying disability redemptions of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)

During the second quarter of 2009, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K or in Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 filed April 14, 2009.

Amendment and Restatement of Our Charter

On August 5, 2009, at the annual meeting of our stockholders, our stockholders approved the Fourth Articles of Amendment and Restatement to our charter. The Fourth Articles of Amendment and Restatement were filed with the State Department of Assessments and Taxation of Maryland on August 6, 2009, and are effective immediately. The Fourth Articles of Amendment and Restatement amend and restate the Third Articles of Amendment and Restatement to: (1) reinstate the stock ownership and transfer restrictions included in our charter to assist us in continuing to meet the stock ownership requirements for REIT qualification, (2) require compliance with the SEC’s tender offer regulations under the Exchange Act for any tender offer made for our shares regardless of the size of the tender offer, and (3) make certain ministerial revisions and clarifications.

The information set forth above with respect to the Fourth Articles of Amendment and Restatement does not purport to be complete in scope and is qualified in its entirety by the full text of the Fourth Articles of Amendment and Restatement, which is filed as Exhibit 3.1 hereto and is incorporated into this report by reference.

Amendment and Restatement of Our Bylaws

On August 5, 2009, at a meeting of our board of directors, our board of directors authorized and approved the Second Amended and Restated Bylaws, which amend and restate the First Amended and Restated Bylaws, adopted by our board of directors on March 27, 2007, as amended to date. The Second Amended and Restated Bylaws are effective immediately upon adoption. Among other things, the Second Amended and Restated Bylaws: (1) reflect amendments to the Maryland General Corporation Law since adoption of the First Amended and Restated Bylaws, (2) address recent developments in public company governance, (3) clarify certain corporate procedures and (4) make certain other enhancements and technical corrections. Revisions to the bylaws, beyond certain clarifications, include:

•

the deletion of the requirement that our secretary refrain from mailing the notice of a stockholder-requested special meeting until after the payment by the stockholders making the request of the reasonably estimated cost of preparing and mailing notice;

•

the addition of a provision permitting us to seek reimbursement for the cost of preparing and mailing notice of a stockholder-requested special meeting and clarifying that a special meeting need not be called upon stockholder request if the request is made by one or more stockholders who failed to reimburse us for the cost of preparing and mailing notice of a previously requested special meeting;

•

the clarification, consistent with our charter, that the presence in person or by proxy of stockholders entitled to cast 50% of all the votes entitled to be cast at a meeting on any matter will constitute a quorum;

•

the expansion of information required to be provided by stockholders submitting director nominations or business proposals, including disclosure of the stockholder’s investment strategy or objective, and the inclusion of procedures for the update of information provided by the stockholder submitting the director nomination or business proposal;

•

the clarification that, on any matter for which our charter requires the approval of the independent directors, the action of a majority of the total number of independent directors will be the action of the independent directors;

•

the clarification that directors and officers may rely on information prepared or presented by others whom the director or officer reasonably believes to be reliable and competent in the matters presented;

•

the addition of a provision that authorizes our board of directors or stockholders to ratify any action or inaction by us or our officers to the extent that our board of directors or stockholders could have originally authorized the matter; and

•	the clarification that our board of directors may change the membership of any committee, fill any vacancy on a committee or dissolve any committee.

The information set forth above with respect to the Second Amended and Restated Bylaws does not purport to be complete in scope and is qualified in its entirety by the full text of the Second Amended and Restated Bylaws, which is filed as Exhibit 3.2 hereto and are incorporated into this report by reference.

Amendment and Restatement of Our Operating Partnership Agreement

On August 5, 2009, we entered into the Third Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. which amends and restates the Second Amended and Restated Agreement of Limited Partnership dated March 27, 2007. Among other things, the Third Amended and Restated Agreement of Limited Partnership creates Series A and Series B preferred partnership units, which mirror the terms of the shares of our Series A preferred stock and Series B preferred stock, the rights, privileges and preferences of which are defined by the Articles Supplementary dated September 28, 2007 and August 28, 2008, respectively. In addition, the Third Amended and Restated Agreement of Limited Partnership clarifies the circumstances under which the special units are redeemed and a one-time payment is made to the holder of the special units.

The information set forth above with respect to the Third Amended and Restated Agreement of Limited Partnership does not purport to be complete in scope and is qualified in its entirety by the full text of the Third Amended and Restated Agreement of Limited Partnership, which is filed as Exhibit 10.3 hereto and are incorporated into this report by reference.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Date: August 5, 2009	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2009 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1*	Fourth Articles of Amendment and Restatement

3.2*	Second Amended and Restated Bylaws

3.3	Articles Supplementary dated September 28, 2007 (incorporated by reference to Exhibit 3.4 to Post Effective Amendment No. 3)

3.4	Articles Supplementary dated August 28, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 28, 2008 filed on August 29, 2008)

10.1*	Amendment dated April 24, 2009 to the Amended and Restated Long-Term Incentive Plan

10.2	Amended and Restated Master Purchase Agreement dated as of April 8, 2009 by and among Wells-DFH Timberland Nr.88 GmbH & Co. KG, Wells-DFH Materia GmbH & Co. KG, Deutsche Fonds Holding AG, Wells Timberland REIT, Inc. and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 8, 2009 filed on April 10, 2009)

10.3*	Third Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P.

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Filed herewith