Form 10-Q
period 2009-09-30
Wells Timberland REIT, Inc.
filed 2009-11-13
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-53193

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of October 31, 2009: 18,513,045 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended. Wells Timberland REIT’s results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$5,459,989	$4,120,091
Restricted cash and cash equivalents	7,228,036	7,331,910
Accounts receivable	939,398	767,611
Prepaid expenses and other assets	1,462,217	784,448
Deferred financing costs, less accumulated amortization of $9,452,346 and $8,426,956 as of September 30, 2009 and December 31, 2008, respectively	1,288,683	2,010,478
Timber assets, at cost:
Timber and timberlands, net (Note 3)	359,698,025	375,139,886
Intangible lease assets, less accumulated amortization of $329,183 and $204,353 as of September 30, 2009 and December 31, 2008, respectively	707,670	832,500

Total assets	$376,784,018	$390,986,924

Liabilities:
Accounts payable and accrued expenses	$3,753,278	$3,391,893
Due to affiliates (Note 7)	17,556,648	12,790,206
Other liabilities	6,734,694	8,197,438
Notes payable:
Senior loan (Note 4)	201,852,544	208,600,930
Mezzanine loan (Note 4)	26,949,312	65,731,749

Total liabilities	256,846,476	298,712,216
Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of September 30, 2009 and December 31, 2008	37,531,048	35,488,500
8.5% Series B preferred stock, $1,000 liquidation preference; 10,700 shares issued and outstanding as of September 30, 2009 and December 31, 2008	11,691,729	11,011,473
Common stock, $0.01 par value; 900,000,000 shares authorized; 18,114,591 and 13,412,781 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	181,146	134,128
Additional paid-in capital	156,465,160	116,930,362
Accumulated deficit	(85,931,541)	(71,289,755)

Total stockholders’ equity	119,937,542	92,274,708

Total liabilities and stockholders’ equity	$376,784,018	$390,986,924

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Timber sales	$11,665,742	$9,923,794	$32,675,442	$30,429,926
Timberland sales	—	466,564	5,024,208	4,490,837
Other revenues	676,296	688,445	2,369,291	2,031,648

	12,342,038	11,078,803	40,068,941	36,952,411
Expenses:
Contract logging and hauling costs	6,371,755	4,902,061	16,499,678	15,057,206
Depletion	4,260,347	5,973,688	12,913,371	16,485,770
Cost of timberland sales	—	266,533	3,416,263	2,824,113
General and administrative expenses	1,011,080	1,247,798	2,904,849	3,597,740
Asset and forestry management fees:
Related-party	992,304	1,000,646	2,982,423	3,006,436
Other	765,788	719,116	2,308,853	2,144,795
Land rent expense	592,032	617,556	1,755,711	1,858,232
Other operating expenses	771,169	867,166	2,024,709	2,435,269

	14,764,475	15,594,564	44,805,857	47,409,561

Operating loss	(2,422,437)	(4,515,761)	(4,736,916)	(10,457,150)

Other income (expense):
Interest income	1,433	3,013,960	26,056	10,825,040
Interest expense	(2,223,530)	(9,999,915)	(8,030,091)	(33,901,940)
Loss on interest rate swaps	(627,270)	(611,532)	(1,900,835)	(2,780,892)

	(2,849,367)	(7,597,487)	(9,904,870)	(25,857,792)

Net loss	(5,271,804)	(12,113,248)	(14,641,786)	(36,314,942)
Dividends to preferred stockholders	(917,575)	(768,679)	(2,722,804)	(2,126,658)

Net loss available to common stockholders	$(6,189,379)	$(12,881,927)	$(17,364,590)	$(38,441,600)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.36)	$(1.26)	$(1.10)	$(4.98)

Weighted-average common shares outstanding—basic and diluted	17,412,012	10,213,715	15,747,077	7,724,274

See accompanying notes

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	13,412,781	$134,128	42,828	$46,499,973	$116,930,362	$(71,289,755)	$92,274,708
Issuance of common stock	4,711,530	47,115	—	—	47,068,187	—	47,115,302
Redemption of common stock	(9,720)	(97)	—	—	(97,101)	—	(97,198)
Dividends on preferred stock	—	—	—	2,722,804	(2,722,804)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(4,150,547)	—	(4,150,547)
Other offering costs	—	—	—	—	(562,937)	—	(562,937)
Net loss	—	—	—	—	—	(14,641,786)	(14,641,786)

Balance, September 30, 2009	18,114,591	$181,146	42,828	$49,222,777	$156,465,160	$(85,931,541)	$119,937,542

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	4,320,101	$43,201	32,128	$32,757,620	$38,258,080	$(18,015,073)	$53,043,828
Issuance of common stock	7,304,586	73,046	—	—	72,972,441	—	73,045,487
Redemption of common stock	(30,000)	(300)	—	—	(299,700)	—	(300,000)
Issuance of preferred stock	—	—	10,700	10,700,000	—	—	10,700,000
Dividends on preferred stock	—	—	—	2,126,658	(2,126,658)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(6,427,613)	—	(6,427,613)
Other offering costs	—	—	—	—	(875,919)	—	(875,919)
Net loss	—	—	—	—	—	(36,314,942)	(36,314,942)

Balance, September 30, 2008	11,594,687	$115,947	42,828	$45,584,278	$101,500,631	$(54,330,015)	$92,870,841

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(14,641,786)	$(36,314,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	12,913,371	16,485,770
Unrealized gain on interest rate swaps	(2,088,299)	(318,180)
Other amortization	140,692	126,316
Noncash interest expense	1,025,390	6,282,441
Basis of timberland sold	3,228,363	2,568,538
Basis of timber on terminated lease	84,375	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(171,787)	56,787
(Increase) decrease in prepaid expenses and other assets	(677,769)	1,973,876
Increase (decrease) in accounts payable and accrued expenses	361,385	(434,523)
Increase in due to affiliates	4,200,052	5,264,222
Increase in other liabilities	625,555	722,366

Net cash provided by (used in) operating activities	4,999,542	(3,587,329)

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(800,110)	(764,835)
Net funds released from escrowed funds	103,874	2,357,948

Net cash (used in) provided by investing activities	(696,236)	1,593,113

Cash Flows from Financing Activities:
Repayments of mezzanine loan	(38,782,437)	(67,740,858)
Repayments of senior loan	(6,748,386)	(3,399,070)
Issuance of common stock	46,861,416	72,795,407
Issuance of preferred stock	—	10,700,000
Redemption of common stock	(97,198)	(300,000)
Commissions on stock sales and related dealer-manager fees paid	(3,893,207)	(6,295,663)
Financing costs paid	(303,596)	—

Net cash (used in) provided by financing activities	(2,963,408)	5,759,816

Net increase in cash and cash equivalents	1,339,898	3,765,600
Cash and cash equivalents, beginning of period	4,120,091	1,474,780

Cash and cash equivalents, end of period	$5,459,989	$5,240,380

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (unaudited)

1.	Organization

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) but has not yet qualified or elected to be taxed as a REIT. Wells Timberland REIT engages in the acquisition and ownership of timberland located throughout the United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 7).

As of September 30, 2009, Wells Timberland REIT owned approximately 223,300 acres of timberland and held long-term leasehold interests in approximately 88,200 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher and better use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from its timberland.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (the “Initial Public Offering”) of up to 85.0 million shares of common stock, of which 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering of $2.0 million on July 11, 2007. Wells Timberland REIT stopped offering shares for sale under the Initial Public Offering on August 11, 2009. Wells Timberland REIT raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On February 3, 2009, Wells Timberland REIT filed a registration statement on Form S-11, as amended by Amendment No. 1 filed on June19, 2009 and Amendment No. 2 filed on August 5, 2009, with the Securities and Exchange Commission (“SEC”) to register approximately 220.9 million shares of common stock, of which 200.0 million shares are to be offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are to be offered under Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share (the “Follow-On Offering”). On August 6, 2009, Wells Timberland REIT’s Follow-On Offering was declared effective by the SEC and Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. As of September 30, 2009, Wells Timberland REIT has raised gross offering proceeds from the sale of approximately 0.6 million shares of common stock under the Follow-On Offering of approximately $5.7 million. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.

As of September 30, 2009, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering and the Follow-On Offering (the “Public Offerings”) of approximately $180.6 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $15.2 million, other organization and offering expenses of approximately $0.2 million, and common stock redemptions of approximately $0.4 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $164.8 million, which was used to partially fund the Mahrt Timberland acquisition and pay down acquisition-related debt. As of September 30, 2009, Wells Timberland REIT has incurred other organization and offering expenses of approximately $2.2 million, approximately $1.9 million of which has been deferred by the terms of Wells Timberland REIT’s loan agreements until the mezzanine loan is repaid in full and after reduction of the senior loan to a 40% loan-to-collateral value ratio.

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

On April 8, 2009, Wells Timberland REIT entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund and Wells-DFH Materia Nr.88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, Wells Timberland REIT has agreed to sell up to 53.8 million shares of its common stock to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). In Wells Timberland REIT’s Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German Offering, Wells Timberland REIT is selling shares of its common stock to the 2009 Fund at a price per share of $9.30. The 2009 Fund will not pay the sales commission or the dealer-manager fee in connection with the German Offering; however, Wells Timberland REIT will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German Offering. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer-manager fee. Wells Timberland REIT may increase, in its sole discretion, the size of the German Offering up to a maximum of 107.5 million shares of its common stock to accommodate any additional German closed-end fund(s) or other investment vehicles that may become a party to the Amended Master Purchase Agreement in the future (together with the 2009 Fund, the “Funds”). The Funds’ right to purchase shares pursuant to the Amended Master Purchase Agreement will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. The German Offering is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to Wells Timberland REIT’s Follow-On Offering. As of September 30, 2009, Wells Timberland REIT had received net proceeds from the sale of its common stock under the German Offering of $5,000.

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

Wells Timberland REIT has various debt facilities outstanding as of September 30, 2009, which require interest and certain mandatory principal reduction payments during 2009 and 2010 (see Note 4). Wells Timberland REIT expects to generate sufficient cash flow from operations and its equity offerings to meet all such required principal and interest payment requirements. If proceeds raised in Wells Timberland REIT’s equity offerings are not sufficient to cover the principal reduction payments required by the debt facilities, or if Wells Timberland REIT is not successful in extending the principal reduction dates beyond 2010, or otherwise unable to satisfy its obligations under the debt facilities as they become due, Wells Real Estate Funds Inc. (“Wells REF”), the guarantor of Wells Timberland REIT’s mezzanine loan, has represented to Wells Timberland REIT its intent to fund any and all of Wells Timberland REIT’s remaining unpaid debt maturities of the mezzanine loan in 2009 and 2010 to ensure that Wells Timberland REIT makes all such debt repayments in accordance with the terms of the mezzanine loan agreement, and any repayment of such debt from Wells Timberland REIT to Wells REF would not become due or payable during 2009 or 2010 or shortly thereafter.

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

Interest Rate Swap Agreements

Wells Timberland REIT has entered into interest rate swaps agreements to hedge its exposure to changing interest rates on variable rate debt instruments. Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells Timberland REIT records the fair value of its interest rate swaps as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps in the accompanying consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as gain or loss on interest rate swaps as incurred. As of September 30, 2009 and December 31, 2008, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $5.0 million and $7.1 million, respectively, in other liabilities. A net increase in the fair value of interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.8 million and $0.7 million is included in loss on interest rate swaps in the accompanying consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, a net increase in the fair value of interest rate swaps that do not qualify for hedge accounting treatment of approximately $2.1 million and $0.3 million, respectively, is included in loss on interest rate swaps in the accompanying consolidated statements of operations.

During the three months ended September 30, 2009 and 2008, net payments of approximately $1.4 million and $1.3 million, respectively, are included in loss on interest rate swaps in the accompanying consolidated statements of operations. During the nine months ended September 30, 2009 and 2008, net payments of approximately $4.0 million and $3.1 million, respectively, are included in loss on interest rate swaps in the accompanying consolidated statements of operations.

Income Taxes

Wells Timberland REIT was taxed as a C corporation for the year ended December 31, 2008. Wells Timberland REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such, beginning with its taxable year ending December 31, 2009. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, Wells Timberland REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timberland REIT fails to qualify as a REIT in any taxable year after it first elects to be taxed as a REIT, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants Wells Timberland REIT relief under certain statutory provisions.

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

Fair Value Measurements

Wells Timberland REIT estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the of the accounting standard for fair value measurements and disclosures, which became effective for financial assets and liabilities on January 1, 2008 and for non-financial and nonrecurring assets and liabilities on January 1, 2009. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

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

Wells Timberland REIT applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The valuation of the interest rate swaps was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$5,010,217	$—	$5,010,217	$—

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$7,098,516	$—	$7,098,516	$—

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The revised guidance requires, among other things, that (i) transaction costs be expensed as incurred and (ii) preacquisition contingencies, such as environmental or legal issues, be recorded at fair value as of the acquisition date. Wells Timberland REIT adopted the revised guidance on January 1, 2009 and will apply its provisions to its future acquisitions.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. The guidance requires, among other things, for (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of operations. Wells Timberland REIT adopted the new guidance on January 1, 2009. The adoption of the guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements.

In March 2008, the FASB issued authoritative guidance for disclosures about derivative instruments and hedging activities. The new guidance requires additional disclosures about an entity’s derivative and hedging activities including: (i) descriptions of how and why the entity uses derivative instruments, (ii) how such instruments are accounted for under previously issued guidance, and (iii) how derivative instruments affect the entity’s financial position, operations, and cash flows. Wells Timberland REIT adopted the new guidance on January 1, 2009. The adoption of the new guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements (see Interest Rate Swap Agreements in this Note 2 for additional required disclosures).

In May 2009, the FASB issued authoritative guidance on management’s assessment and disclosure of subsequent events. The guidance states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” The guidance allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued; however, management must also disclose the date through which events or transactions have been evaluated. Management must perform its assessment for both interim and annual financial reporting periods. The guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures. See Note 8 for required subsequent event disclosures.

In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets, which is effective for Wells Timberland REIT for the year beginning January 1, 2010. The guidance amends previously issued de-recognition guidance, including eliminating the concept of a “qualifying special-purpose entity”. Wells Timberland REIT is currently assessing the provisions of the guidance and has not yet determined the impact, if any, on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending previously issued guidance for consolidation of variable interest entities. The new guidance is effective for Wells Timberland REIT for the year beginning January 1, 2010. The guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Wells Timberland REIT is currently assessing the provisions of the guidance and has not yet determined the impact, if any, on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Codification (“Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. All contents of the Codification will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on Wells Timberland REIT’s consolidated financial statements or disclosures.

3.	Timber and Timberlands

During the nine months ended September 30, 2009 and 2008, Wells Timberland REIT sold approximately 3,010 acres and 1,760 acres, respectively, of non-strategic timberland for approximately $5.0 million and $4.5 million, respectively. The basis in timberland sold during the nine months ended September 30, 2009 and 2008 was approximately $3.2 million and $2.5 million, respectively. Wells Timberland REIT did not sell non-strategic timberland during the three months ended September 30, 2009. Wells Timberland REIT sold approximately 160 acres of non-strategic timberland for approximately $0.5 million during the three months ended September 30, 2008. The basis in timberland sold during the three months ended September 30, 2008 was approximately $0.2 million. As of September 30, 2009 and December 31, 2008, timber and timberlands consisted of the following, respectively:

	As of September 30, 2009
	Gross	Depletion	Net
Timber	$207,199,881	$12,913,371	$194,286,510
Timberlands	165,221,663	—	165,221,663
Mainline roads	209,599	19,747	189,852

Timber and Timberlands	$372,631,143	$12,933,118	$359,698,025

	As of December 31, 2008
	Gross	Depletion	Net
Timber	$229,019,954	$21,513,106	$207,506,848
Timberlands	167,509,265	—	167,509,265
Mainline roads	127,658	3,885	123,773

Timber and Timberlands	$396,656,877	$21,516,991	$375,139,886

4.	Notes Payable

During the three months and nine months ended September 30, 2009, Wells Timberland REIT engaged in the following significant activities with respect to its notes payable:

•

Wells Timberland REIT paid down the mezzanine loan by approximately $13.0 million and $38.8 million, respectively. The aggregate outstanding principal balance of the mezzanine loan as of September 30, 2009 was approximately $26.9 million.

•

The credit agreement for the senior loan contains mandatory prepayment requirements from proceeds generated from dispositions of timber and timberland less a working capital reserve. During the three months and nine months ended September 30, 2009, Wells Timberland REIT paid down the senior loan by approximately $0.5 million and $6.7 million, respectively, with proceeds from timber and timberland sales.

•

On July 23, 2009, Wells Timberland REIT entered into a consent to the senior loan agreement with CoBank, ACB (“CoBank”) regarding the application of proceeds generated from the disposition of up to 15,000 acres of the Mahrt Timberland in one or more sale transactions that were expected to occur by March 31, 2010. Upon closing, proceeds generated from the disposition of the timberland will be applied as follows: (i) a consent fee equal to 0.40% of the outstanding senior loan will be paid to CoBank; (ii) if necessary, the working capital account will be funded to a total balance of $3.0 million; (iii) 70% of the remaining proceeds will be applied to the prepayment of the senior loan; and (iv) the remaining proceeds shall be applied to the prepayment of the mezzanine loan. As an inducement to CoBank to enter into the consent, Wells Timberland REIT paid a fee equal to 0.15% of the balance of the senior loan outstanding on July 31, 2009, or approximately $0.3 million.

During the nine months ended September 30, 2009 and 2008, Wells Timberland REIT made interest payments on the mezzanine loan of approximately $4.1 million and $10.0 million, respectively. Wells Timberland REIT made interest payments on the senior loan and related interest rate swaps of approximately $6.9 million and $10.4 million during the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009 and December 31, 2008, the estimated fair value of Wells Timberland REIT’s notes payable was approximately $223.4 million and $264.0 million, respectively. The fair values of outstanding notes payable were estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of September 30, 2009 and December 31, 2008. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

Carbon Storage Agreement

Wells Timberland REIT has entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange for the preceding calendar year. For the three months and nine months ended September 30, 2009, approximately $0 and $135,000, respectively, of revenue related to the Carbon Storage Agreement is included in other revenues in the accompanying consolidated statements of operations.

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

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2009 and 2008, respectively:

	Nine months ended September 30,
	2009	2008
Other offering costs due to affiliate	$562,937	$875,919

Discounts applied to issuance of common stock	$253,887	$250,080

Commissions on stock sales and related dealer-manager fees due to affiliate	$3,453	—

Dividends accrued on preferred stock	$2,722,804	$2,126,658

7.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO, a wholly owned subsidiary of Wells Capital.

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

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of September 30, 2009, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and other offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $0.1 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of September 30, 2009, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to Wells Timberland REIT’s Initial Public Offering and Follow-On Offering of approximately $7.0 million and $0.8 million, respectively. Upon the expiration of Wells Timberland REIT’s Initial Public Offering on August 11, 2009, approximately $4.9 million of organization and offering expenses related to the Initial Public Offering that had not been incurred and charged to additional paid-in capital by Wells Timberland REIT was expensed by Wells TIMO and is not subject to reimbursement by Wells Timberland REIT.

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

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager. Wells TIMO has the responsibility of limiting Wells Timberland REIT’s total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended (“Operating Expense Limitation”) unless a majority of Wells Timberland REIT’s independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, Wells TIMO must reimburse the excess operating expenses to Wells Timberland REIT within 60 days after the end of each fiscal quarter. However, at Wells TIMO’s option, Wells TIMO or its affiliate, as applicable, may defer receipt of any portion of the reimbursement of operating expenses and seek approval from the Wells Timberland REIT’s independent directors to receive such payments, without interest, in a future period to the extent that the reimbursement would not result in expenses exceeding the Operating Expense Limitation for such future period. As of September 30, 2009, Wells TIMO has deferred the reimbursement of approximately $660,000 of operating expenses and, accordingly, this amount is not included in general and administration expenses in Wells Timberland REIT’s accompanying consolidated statements of operations for the three months and six months ended September 30, 2009. Wells Timberland REIT’s board of directors, including all of its independent directors, has determined that these deferred expenses represent legitimate operating expenses necessary for the operation of Wells Timberland REIT’s business, that Wells Timberland REIT is in its early stages of operations, which has limited the amount of operating expenses it may incur, and that these deferred expenses should be reimbursed to Wells TIMO during a future period only if the reimbursement of such amount, together with all other operating expenses paid or reimbursed in that period, would not result in operating expenses in excess of the Operating Expense Limitation.

Dealer-Manager Agreement

Wells Timberland REIT has executed a dealer-manager agreement (the “Dealer-Manager Agreement”), whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, will perform the dealer-manager function for Wells Timberland REIT’s Public Offerings. For these services, WIS earns a commission of up to 7.0% of the gross offering proceeds from the sale of Wells Timberland REIT’s shares, of which substantially all is re-allowed to participating broker/dealers. Wells Timberland REIT pays no commissions on shares issued under its distribution reinvestment plan.

Additionally, WIS earns a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. A portion of the dealer-manager fee will be re-allowed to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commissions(1)(2)	$1,011,950	$1,789,609	$3,058,741	$5,112,834
Administrative reimbursements	485,400	673,847	1,217,629	1,998,729
Dealer-manager fees(1)	273,738	460,185	837,919	1,314,729
Asset management fees	992,304	1,000,646	2,982,423	3,006,436
Disposition fees	—	9,331	100,484	89,816
Other offering costs(1)	182,819	305,464	562,937	875,919

Total	$2,946,211	$4,239,082	$8,760,133	$12,398,463

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions have been re-allowed to participating broker/dealers through September 30, 2009.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Administrative reimbursements due to Wells TIMO	$6,890,257	$5,672,628
Operating expense reimbursements due to Wells TIMO	1,021,309	1,021,309
Asset management fees due to Wells TIMO	7,660,432	4,678,009
Other offering cost reimbursements due to Wells TIMO	1,946,355	1,383,418
Commissions on stock sales and related dealer-manager fees due to WIS	38,295	34,842

Total	$17,556,648	$12,790,206

Conflicts of Interest

As of September 30, 2009, Wells TIMO had nine employees. Wells TIMO relies upon employees of Wells Capital, the parent company and manager of Wells TIMO, to perform many of its obligations. Wells Capital also is a general partner or advisor of various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, and Wells Management based on, among other things, the level of real estate assets managed, the amount of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored investment products. As of September 30, 2009, Wells Timberland REIT believes that Wells REF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

Wells REF guarantees the mezzanine loan held by Wells Timberland REIT, which had an outstanding principal balance of approximately $23.7 million as of October 31, 2009 (see Note 4).

8.	Subsequent Events

Overview

Wells Timberland REIT evaluates subsequent events in conjunction with the preparation of consolidated financial statements and notes thereto. With respect to the consolidated financial statements and related footnotes included in this quarterly report on Form 10-Q, Wells Timberland REIT has evaluated subsequent events occurring during the period from October 1, 2009 through November 13, 2009, the date of filing of this quarterly report on Form 10-Q with the SEC.

Sale of Shares of Common Stock

From October 1, 2009 through October 31, 2009, Wells Timberland REIT raised approximately $4.0 million through the issuance of approximately 0.4 million shares of common stock under the Follow-on Offering. As of October 31, 2009, approximately 199.0 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan. No proceeds were raised from the issuance of common stock under the German Offering from October 1, 2009 through October 31, 2009. As of October 31, 2009, approximately 53.8 million shares remained available for sale to the Funds under the German Offering.

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

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007 and our German Offering commenced in July 2008. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale or our common stock under our Follow-On Offering on August 12, 2009. We continued receiving investor proceeds under our Public Offerings and our German Offering (the “Offerings”) through September 30, 2009. Thus, the results of our operations for the three months and nine months ended September 30, 2009 and 2008 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses that represent a high percentage of total revenues but are expected to decrease as the enterprise grows. As of September 30, 2009, we have raised gross offering proceeds of approximately $180.6 million through the issuance of our common stock in our Public Offerings and approximately $42.8 million through the issuance of our preferred stock to Wells REF.

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

Liquidity and Capital Resources

Overview

We began to sell shares of our common stock to the public under our Initial Public Offering in May 2007 and under our Follow-On Offering in August 2009. We began to sell shares of our common stock to the Funds under our German Offering in July 2008. During the nine months ended September 30, 2009, we raised proceeds under our Public Offerings, net of commissions, dealer-manager fees, other offering costs, and redemptions, of approximately $42.3 million, substantially all of which was used to pay down debt associated with the acquisition of the Mahrt Timberland in October 2007. The majority of the purchase price for the Mahrt Timberland was indirectly financed through third-party borrowings consisting of a first mortgage loan of $212.0 million with CoBank serving as lead lender and administrative agent (the “Senior Loan”) and a second mortgage loan, as amended, for $160.0 million with Wachovia Bank, N.A. (“Wachovia”) serving as lead lender and administrative agent (the “Mezzanine Loan”). The remaining purchase price for the Mahrt Timberland was financed through the issuance of approximately $32.1 million of preferred stock to Wells REF.

All of the proceeds raised under our Offerings, net of fees, expenses, and redemptions of our common stock due to death and qualifying disability, are required to be used to service the Mezzanine Loan, which currently incurs interest at a rate of 11.0% and matures on April 30, 2010. We are required to make a principal reduction payment on the Mezzanine Loan by December 31, 2009, reducing the outstanding principal balance to an amount not greater than $15.0 million. On April 30, 2010, all outstanding principal, interest, and any fees or other obligations on the Mezzanine Loan will be due and payable in full. As of October 31, 2009, the outstanding principal balance on the Mezzanine Loan, which is guaranteed by Wells REF, was approximately $23.7 million. Net cash flows generated from our operations, including proceeds received from the sale of timber and timberland less a working capital reserve, are required to be used to service the Senior Loan, which matures on September 9, 2010. Once the Mezzanine Loan is repaid in full, future proceeds raised under our Offerings, net of fees, expenses, and redemptions of common stock, are required to be used to repay the Senior Loan until achieving a 40% loan-to-collateral value ratio.

The Senior Loan and Mezzanine Loan contain restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders while the Senior Loan and Mezzanine Loan are outstanding. As a result, we will be unable to make any payments or distributions to our stockholders until the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio. Once the Mezzanine Loan has been repaid in full and the Senior Loan reduced to a loan-to-collateral value ratio of 40%, future proceeds raised from the sale of our shares under our Offerings will be deemed available for investment in timberland and related assets, and future operating cash flows will be deemed available for distribution to stockholders. In addition to those restrictive covenants discussed above, the Senior Loan and Mezzanine Loan require us to maintain a minimum debt service coverage ratio, as defined by the credit agreement, of 1.60:1.00 during 2009; and 1.70:1.00 through their respective maturity dates. As of September 30, 2009, we were in compliance with the restrictive and financial debt covenants of our outstanding debt obligations.

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

Short-Term Liquidity and Capital Resources

Net cash used in financing activities for the nine months ended September 30, 2009 was approximately $3.0 million. During the nine months ended September 30, 2009, we raised proceeds from the sale of common stock under our Offerings, net of commissions, dealer-manager fees, and redemptions, of approximately $42.9 million, which was used to pay down the Mezzanine Loan by approximately $38.8 million and to fund interest expense on the Mezzanine Loan. For the nine months ended September 30, 2009, we generated net proceeds from the sale of timberland of approximately $4.8 million, approximately $3.8 million of which was used to pay down the Senior Loan and approximately $1.0 million of which was used to fund a working capital reserve. Net cash provided by operating activities for the nine months ended September 30, 2009 was approximately $5.0 million, which is primarily comprised of receipts from timber and timberland sales, and rental income from recreational leases in excess of operating costs, interest expense, asset and forestry management fees, and general and administrative expenses. During the nine months ended September 30, 2009, net cash used in investing activities was approximately $0.7 million, which included approximately $0.8 million invested in timber, timberland, and related assets, offset by approximately $0.1 million of net funds released from escrow accounts required by lenders. We expect to utilize the residual cash balance of approximately $5.5 million as of September 30, 2009 to satisfy current liabilities.

As of October 31, 2009, the Senior Loan had an outstanding balance of $201.9 million. The Senior Loan matures on September 9, 2010 and, as a result, we have begun preliminary discussions with prospective lenders about a replacement debt facility. We believe that we will be able to secure a replacement debt facility; however, we acknowledge that the U.S. credit markets remain volatile and, as such, can make no assurances that a replacement debt facility will be executed at terms favorable or desirable to us.

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

On February 3, 2009, we filed a registration statement, as amended on August 5, 2009, with the SEC to register 220.9 million shares of common stock, of which 200.0 million shares are to be offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are to be offered under our distribution reinvestment plan for $9.55 per share. On August 6, 2009, the Follow-On Offering was declared effective by the SEC and we commenced offering activities for the Follow-On Offering promptly thereafter. Wells Timberland REIT stopped offering shares for sale under the Initial Public Offering on August 11, 2009 and began accepting subscriptions under the Follow-On Offering on August 12, 2009.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, we anticipate using cash generated from operations, after payments of periodic operating expenses, interest expense and certain capital expenditures required for our timberland, to repay amounts due to affiliates and make distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. However, in addition to net cash flows from operations, we may periodically borrow funds on a short-term basis to fund distributions. Once the Mezzanine Loan is repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio, we anticipate using substantially all net proceeds raised from the sale of our shares under our Offerings to fund future acquisitions of timberland, to fund capital expenditures, and to pay down the remaining Senior Loan and/or future borrowings. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of the cost of our timber assets before adjustment for noncash reserves, depletion, and amortization; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. As of September 30, 2009, our leverage ratio, or the ratio of total debt to total purchase price of timber assets plus cash and cash equivalents, was approximately 56% and our debt-to-net assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 145%. Our board of directors may determine that it is in our best interest to pursue highly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties. As a result, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

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

Our contractual obligations as of September 30, 2009 will become payable in the following periods:

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations	$228,801,856	$11,949,312	$216,852,544	$—	$—
Estimated interest on debt obligations(1)	10,513,892	3,935,209	6,578,683	—	—
Operating lease obligations	18,198,078	298,389	3,908,191	3,218,030	10,773,468
Due to affiliates(2)	17,556,648	—	17,556,648	—	—

Total	$275,070,474	$16,182,910	$244,896,066	$3,218,030	$10,773,468

(1)	Amounts include impact of interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps.

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

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. In the third quarter of 2009, average prices for sawtimber and chip-n-saw were approximately 21% and 12%, respectively, lower than the third quarter of 2008, primarily due to weak lumber and plywood markets resulting from the significant decline in new residential and commercial construction. Average pulpwood prices were 9% higher in the third quarter of 2009 as compared to the third quarter of 2008 due to a shortage of wood chips as a result of curtailed lumber production. For the three months ended September 30, 2009, our pulpwood harvest increased by approximately 35% and our sawtimber and chip-n-saw harvests decreased by approximately 6% and 30%, respectively, compared to the three months ended September 30, 2008. Contract logging and hauling rates for the three months ended September 30, 2009 was 0.4% lower compared to the three months ended September 30, 2008, primarily due to lower fuel costs. Prior to January 1, 2009, depletion rates for our fee-simple tracts were determined by dividing the acquisition costs attributable to its timber by the volume of timber acquired. On January 1, 2009, depletion rates for our fee-simple timber tracts owned for longer than one year were adjusted for silviculture costs incurred and expected to be incurred and for the total timber volume estimated to be available over the harvest cycle. These adjustments resulted in lower depletion rates for our fee-simple tracts owned for longer than one year compared to 2008. In the third quarter of 2009, our weighted-average outstanding borrowings were approximately $472.9 million lower compared to the third quarter 2008, primarily due to the disposition of an approximately $398.0 million promissory note in connection with the disposition of a wholly owned subsidiary on December 18, 2008. For more information on this disposition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Comparison of the three months ended September 30, 2008 versus the three months ended September 30, 2009

Revenues. Revenues increased from approximately $11.1 million for the three months ended September 30, 2008 to approximately $12.3 million for the three months ended September 30, 2009 primarily due to an increase in timber sales of approximately $1.7 million, offset by a decrease in timberland sales of approximately $0.5 million. Revenue from timber sales increased due to increases in pulpwood prices and related harvest volumes, offset by decreases in sawtimber and chip-n-saw prices and related harvest volumes. No timberland was sold during the three months ended September 30, 2009. Future revenues from timber sales related to the Mahrt Timberland are expected to remain relatively stable based on slight increases in harvest volumes and stable pulpwood prices, offset by lower chip-n-saw and sawtimber prices.

Operating expenses. Contract logging and hauling costs increased approximately 30% from approximately $4.9 million for the three months ended September 30, 2008 to approximately $6.4 million for the three months ended September 30, 2009 due to an approximately 31% increase in delivered wood volume, partially offset by lower logging rates. Depletion decreased from approximately $6.0 million for the third quarter of 2008 to approximately $4.3 million for the same period in 2009 due to lower depletion rates on our fee-simple tracts compared to 2008. Cost of timberland sales decreased as a result of not selling timberland during the three months ended September 30, 2009.

Contract logging and hauling, depletion, and other operating expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets. Asset and forestry management fees and land rent expense, which are primarily based on the number of acres managed, are expected to remain relatively stable due to no significant changes in the number of acres owned during the year.

General and administrative expenses. General and administrative expenses decreased from approximately $1.2 million for the three months ended September 30, 2008 to approximately $1.0 million for the three months ended September 30, 2009, primarily due to decreases in certain professional fees. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest income. Interest income decreased from approximately $3.0 million for the three months ended September 30, 2008 to approximately $1,400 for the three months ended September 30, 2009, primarily as a result of the disposition of an approximately $398.0 million certificate of deposit in December 2008. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. Interest expense decreased from approximately $10.0 million for the three months ended September 30, 2008 to approximately $2.2 million for the three months ended September 30, 2009, primarily due to the disposition of an approximately $398.0 million promissory note in December 2008, lower principal balances outstanding on our debt facilities, and an approximately $1.8 million reduction in amortization of deferred financing costs. Interest expense, as compared to prior periods, is expected to continue to decrease; however, actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.6 million for the three months ended September 30, 2009. The loss was primarily due to the fact that the variable interest rate incurred on our Senior Loan was lower than the contractual interest rates of the related interest rate swaps during the three months ended September 30, 2009. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $12.1 million for the three months ended September 30, 2008 to approximately $5.3 million for the three months ended September 30, 2009, primarily as a result of an increase in revenues of approximately $1.3 million and decreases in interest expense, net of interest income, and depletion of approximately $4.8 million and $1.7 million, respectively. We sustained a net loss for the three months ended September 30, 2009 primarily as a result of incurring interest expense, net of interest income, of $2.2 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, incurring a loss on interest rate swaps of approximately $0.6 million and continued decreases in sawtimber and chip-n-saw prices. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Public Offerings. Our net loss per share available to common stockholders for the three months ended September 30, 2009 and 2008 was $0.36 and $1.26, respectively. As we continue to raise equity under our Offerings to repay the Mezzanine Loan and the Senior Loan, we anticipate additional decreases in interest expense, which is expected to reduce future net losses.

Comparison of the nine months ended September 30, 2008 versus the nine months ended September 30, 2009

Revenues. Revenues increased from approximately $37.0 million for the nine months ended September 30, 2008 to approximately $40.1 million for the nine months ended September 30, 2009 due to increases in timber sales, timberland sales, and other revenues of approximately $2.2 million, $0.5 million, and $0.3 million, respectively. Revenue from timber sales increased due to an approximately 5% increase in pulpwood prices and an approximately 17% increase in pulpwood harvest volumes, offset by lower sawtimber and chip-n-saw prices and related harvest volumes. Revenue from timberland sales increased as a result of selling approximately 3,000 acres during the nine months ended September 30, 2009 as compared to selling 1,760 acres during the same period in 2008. Other revenue increased primarily due to a receipt of approximately $135,000 associated with the Carbon Storage Agreement that was entered into in March 2009 and increases in recreational lease rates. Future revenue from timber sales related to the Mahrt Timberland is expected to remain relatively stable based on slight increases in harvest volumes and stable pulpwood prices, offset by lower chip-n-saw and sawtimber prices.

Operating expenses. Contract logging and hauling costs increased approximately 10% from approximately $15.1 million for the nine months ended September 30, 2008 to approximately $16.5 million for the nine months ended September 30, 2009 due to an approximately 10% increase in delivered wood volume. Depletion decreased from approximately $16.5 million for the nine months ended September 30, 2008 to approximately $12.9 million for the same period in 2009 due to lower depletion rates on our fee-simple tracts compared to 2008. Cost of timberland sales increased from approximately $2.8 million for the nine months ended September 30, 2008 to approximately $3.4 million for the nine months ended September 30, 2009, primarily as a result of selling approximately 1,250 more acres in the first nine months of 2009. Other operating expenses decreased from approximately $2.4 million for the nine months ended September 30, 2008 to approximately $2.0 million for the nine months ended September 30, 2009, primarily due to an approximately $0.7 million decrease in property tax expense resulting from lower property tax rates, offset by an approximately $0.2 million increase in road maintenance expense.

Contract logging and hauling, depletion, and other operating expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets. Asset and forestry management fees and land rent expense, which are primarily based on the number of acres managed, are expected to remain relatively stable due to no significant changes in the number of acres owned during the year.

General and administrative expenses. General and administrative expenses decreased from approximately $3.6 million for the nine months ended September 30, 2008 to approximately $2.9 million for the nine months ended September 30, 2009, primarily due to an approximately $0.7 million decrease in salary expense. General and administrative expenses are expected to be relatively stable in future periods prior to the acquisition of additional timber assets.

Interest income. Interest income decreased from approximately $10.8 million for the nine months ended September 30, 2008 to approximately $26,000 for the nine months ended September 30, 2009, primarily as a result of the disposition of an approximately $398.0 million certificate of deposit in December 2008. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. Interest expense decreased from approximately $33.9 million for the nine months ended September 30, 2008 to approximately $8.0 million for the nine months ended September 30, 2009, primarily due to the disposition of an approximately $398.0 million promissory note in December 2008, lower principal balances outstanding on our debt facilities, and an approximately $5.3 million reduction in amortization of deferred financing costs. Interest expense, as compared to prior periods, is expected to continue to decrease; however, actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.9 million for the nine months ended September 30, 2009 compared to a loss of approximately $2.8 million for the nine months ended September 30, 2008. The loss was primarily due to the fact that the variable interest rate incurred on our Senior Loan was lower than the contractual interest rates of the related interest rate swaps during the nine months ended September 30, 2009. The decrease in the loss was primarily due to decreases in the nominal amounts and lengths of time remaining under the respective swap contracts, changes in market interest rates and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $36.3 million for the nine months ended September 30, 2008 to approximately $14.6 million for the nine months ended September 30, 2009, primarily as a result of an increase in revenues of approximately $3.1 million and decreases in interest expense, net of interest income, depletion, and loss on interest rate swaps of approximately $15.1 million, $3.6 million and $0.9 million, respectively. We sustained a net loss for the nine months ended September 30, 2009, primarily as a result of incurring interest expense, net of interest income, of $8.0 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, incurring a loss on interest rate swaps of approximately $1.9 million related to our hedging of interest rate risk, and continued decreases in sawtimber and chip-n-saw prices. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Public Offerings. Our net loss per share available to common stockholders for the nine months ended September 30, 2009 and 2008 was $1.10 and $4.98, respectively. As we continue to raise equity under our Offerings to repay the Mezzanine Loan and the Senior Loan, we anticipate additional decreases in interest expense, which is expected to reduce future net losses.

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

For the three months ended September 30, 2009, Adjusted EBITDA was approximately $1.9 million which is consistent with the same period in 2008. For the nine months ended September 30, 2009, Adjusted EBITDA was approximately $11.7 million, an approximately $2.6 million increase over the nine months ended September 30, 2008 primarily due to increases in revenues and decreases in general and administrative expenses. Wells Timberland REIT’s reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2009 and 2008 follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(5,271,804)	$(12,113,248)	$(14,641,786)	$(36,314,942)
Add:
Unrealized (gain) loss on interest rate swaps that do not qualify for hedge accounting treatment	(788,532)	(683,432)	(2,088,299)	(318,180)
Interest expense(1)(2)	3,326,933	6,319,101	10,993,835	20,246,156
Depletion	4,260,347	5,973,688	12,913,371	16,485,770
Amortization(1)	359,951	2,137,243	1,166,082	6,408,757
Basis of timber on terminated lease	—	—	84,375	—
Basis of timberland sold	—	227,438	3,228,363	2,568,538

Adjusted EBITDA	$1,886,895	$1,860,790	$11,655,941	$9,076,099

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

(2)

Amount for the three months and nine months ended September 30, 2008 excludes interest expense of approximately $2.9 million and $10.4 million, respectively, incurred on a promissory note, as amount is entirely offset by interest income earned on a certificate of deposit.

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

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to bi-annual market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation. Because of our limited operating history, we have not noticed a significant impact from inflation on our revenues, net sales or income from continuing operations.

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

Assertions of Legal Actions against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President; Wells Capital, Inc. (“Wells Capital”), the owner of our advisor; Wells Management; certain affiliates of Wells REF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The court denied the motion for leave to amend on June 23, 2009. The parties are presently engaged in expert discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

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

Subsequent Events

Sale of Shares of Common Stock

From October 1, 2009 through October 31, 2009, we raised approximately $4.0 million through the issuance of approximately 0.4 million shares of our common stock under our Follow-On Offering. As of October 31, 2009, approximately 199.0 million shares remained available for sale to the public under our Follow-On Offering, exclusive of shares available under our distribution reinvestment plan. No proceeds were received from issuance of common stock under the German Offering from October 1, 2009 through October 31, 2009. As of October 31, 2009, approximately 53.8 million shares remained available for sale to the Funds under our German Offering.

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

Our financial instruments consist of both fixed- and variable-rate debt. As of September 30, 2009, we had approximately $201.9 million outstanding on the Senior Loan and approximately $26.9 million outstanding on the Mezzanine Loan. After consideration of interest rate swaps described below, only approximately $20.9 million of the Senior Loan bears interest at an effectively variable rate. As of September 30, 2009, the weighted-average interest rate of our fixed- and variable-rate debt was 5.29%.

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

Approximately $207.9 million of our total debt outstanding as of September 30, 2009 is subject to fixed rates, either directly or when coupled with an interest rate swap. As of September 30, 2009, these balances incurred interest expense at an average rate of 5.64% and mature at dates ranging from 2009 through 2010. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of September 30, 2009, after consideration of interest rate swaps, approximately $20.9 million is subject to variable interest rates. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $0.2 million per year. The amounts outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward repayment of variable-rate debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)

On August 5, 2009, we issued options to purchase 4,000 shares of common stock at an exercise price of $10.00 per share to our independent directors under our Long Term Incentive Plan. These options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

(b)

On August 11, 2006, the Registration Statement on Form S-11 (File No. 333-129651) filed with the SEC for our Initial Public Offering was declared effective. WIS served as the dealer-manager for our Initial Public Offering. Pursuant to our Initial Public Offering, we offered a total of up to 85 million shares of our common stock, with 75 million shares offered at $10.00 per share in our primary offering and 10 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan, aggregating up to $845.5 million. We terminated the Initial Public Offering on August 11, 2009. Wells Timberland REIT raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On August 6, 2009, the Registration Statement on Form S-11 (File No. 333-157087) filed with the SEC for our Follow-On Offering was declared effective. WIS is serving as the dealer-manager for our Follow-On Offering. Pursuant to our Follow-On Offering, we are offering a total of up to 220.9 million shares of our common stock, with 200 million shares offered at $10.00 per share in our primary offering and 20.9 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan, aggregating up to $2.2 billion. Wells Timberland REIT raised gross offering proceeds of approximately $5.7 million from the sale of approximately 0.6 million shares under the Follow-On Offering. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.

As of September 30, 2009, we had sold approximately 18.3 million shares of common stock in our Public Offerings, raising gross offering proceeds of approximately $180.6 million. From this amount, we incurred approximately $15.2 million in selling commissions and dealer-manager fees to WIS, approximately $2.2 million in organization and offering costs to Wells TIMO, and approximately $0.4 million for share redemptions. We used the net proceeds of approximately $162.8 million from the sale of our common stock and proceeds of approximately $42.8 million from the sale of our preferred stock in private transactions to partially fund the Mahrt Timberland acquisition, pay down the Mezzanine Loan by approximately $133.1 million, and fund interest payments on the Mezzanine Loan.

(c)	During the quarter ended September 30, 2009, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2009	—	—	—	(1)
August 2009	2,500	$10.00	2,500	(1)
September 2009	—	—	—	(1)

(1)

The commencement of our share redemption plan was announced on August 11, 2006. Our share redemption plan limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mezzanine Loan obtained in connection with the acquisition of the Mahrt Timberland prohibit Wells Timberland REIT from making redemptions, other than upon the death or qualifying disability of a stockholder, until this loan is repaid in full (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that, during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. Wells Timberland REIT’s board of directors has approved a monthly, non-cumulative reserve of $150,000 for death or qualifying disability redemptions of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On August 5, 2009, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)

At the annual meeting, our stockholders approved the Fourth Articles of Amendment and Restatement to our charter. The Fourth Articles of Amendment and Restatement was approved by our stockholders casting of the following votes: 7,869,682 for the amendment and restatement of our charter; 161,611 against the amendment and restatement; and 903,495 votes abstained.

Also at the annual meeting, our stockholders elected the following individuals to the board of directors: Jess E. Jarratt; Michael P. McCollum; E. Nelson Mills; Donald S. Moss; and Willis J. Potts, Jr.

(c)	The election of directors was approved by our stockholders at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Jess E. Jarratt	8,439,922	494,866
Michael P. McCollum	8,451,122	483,666
E. Nelson Mills	8,449,522	485,266
Donald S. Moss	8,442,129	492,659
Willis J. Potts, Jr.	8,451,842	482,946

(d)	Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2009, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS TIMBERLAND REIT, INC. (Registrant)

Date: November 13, 2009	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2009 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description

3.1

Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 7, 2009 (the “August 7 Form 10-Q”)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the August 7 Form 10-Q)

3.3	Articles Supplementary dated September 28, 2007 (incorporated by reference to Exhibit 3.4 to Post Effective Amendment No. 3)

3.4	Articles Supplementary dated August 28, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 28, 2008 filed on August 29, 2008)

10.1*	Advisory Agreement between the Company, Wells Timberland Operating Partnership, L.P. and Wells Timberland Management Organization, LLC

10.2	Amendment dated April 24, 2009 to the Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the August 7 Form 10-Q)

10.3

Amended and Restated Master Purchase Agreement dated as of April 8, 2009 by and among Wells-DFH Timberland Nr.88 GmbH & Co. KG, Wells-DFH Materia GmbH & Co. KG, Deutsche Fonds Holding AG, Wells Timberland REIT, Inc. and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 8, 2009 filed on April 10, 2009)

10.4	Third Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the August 7 Form 10-Q)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Filed herewith