Form 10-K
period 2009-12-31
Wells Timberland REIT, Inc.
filed 2010-03-26
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]

    Yes  ☐    No  ☐

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

While there is no established market for the registrant’s shares of common stock, the registrant has made an initial offering of its shares of common stock pursuant to a Form S-11 and is currently conducting a follow-on offering of its shares of common stock on a registration statement on Form S-11. In both offerings, the Registrant has sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2009 was approximately 16,493,516.

Number of shares outstanding of the registrant’s only class of common stock, as of February 28, 2010: 20,172,043 shares

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

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A herein for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statement.

PART I

ITEM 1.	BUSINESS

General

Wells Timberland REIT, Inc. was formed as a Maryland corporation that intends to elect to be taxed as a real estate investment trust (“REIT”). We have satisfied the requirements that will permit us to elect to be taxed as a REIT for the taxable year ended December 31, 2009 and anticipate making our REIT election in the second quarter of 2010. We engage in the acquisition and ownership of timberland located throughout the United States. We were incorporated on September 27, 2005, and commenced operations on July 11, 2007. Prior to November 9, 2005, Wells Timberland REIT was known as Wells Real Estate Investment Trust IV, Inc., at which time our name was changed to Wells Timber Real Estate Investment Trust, Inc. On November 20, 2006, our name was changed to our current name, Wells Timberland REIT, Inc. Substantially all of our business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005. With respect to Wells Timberland OP, we are the sole general partner, possess full legal control and authority over its operations, and own 99.99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, we formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, Wells Timberland TRS, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS.

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

The focus of our business is to invest in timberland and to manage that investment in order to provide attractive returns to our investors. We generate income returns in the form of cash flows from harvesting and selling timber, and from pursuing non-timber related revenue sources. When and where we believe that it is appropriate, we also generate cash flow from the sale of lands that have a higher-and-better use (“HBU”). We expect to realize additional long-term returns from the appreciation in the value of our timberland and the standing timber on that land upon the ultimate disposition of our properties. As of December 31, 2009, we owned interests in approximately 310,300 acres of timberland (consisting of approximately 223,300 acres of timberland held in fee-simple interests and approximately 87,000 acres of timberland held in long-term leasehold interests) located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”) that contained an estimated 11.0 million tons of merchantable timber inventory with age classes ranging from one to 70 years.

We acquired the Mahrt Timberland on October 9, 2007, for a purchase price of approximately $400.0 million, exclusive of closing costs. We financed the purchase of the Mahrt Timberland with proceeds from our primary offering, the issuance of preferred stock, a loan secured by a first mortgage on the Mahrt Timberland (the “Senior Loan”), and a second loan secured by a second mortgage on the Mahrt Timberland (the “Mezzanine Loan”). On March 24, 2010, we entered into a five-year senior loan agreement for $211.0 million with CoBank, ACB

(“CoBank”) and Wells Fargo Securities, LLC (“Wells Fargo”) serving as co-lead lenders and CoBank serving as administrative agent (the “Mahrt Loan”). Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the Senior Loan and Mezzanine Loan and to fund costs associated with closing the Mahrt Loan.

In connection with our acquisition of the Mahrt Timberland, we entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a subsidiary of MeadWestvaco Corporation (“MeadWestvaco”) to sell to MeadWestvaco specified amounts of timber subject to market pricing adjustments. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. For the year ended December 31, 2009, approximately 46% of our revenue was derived from the Timber Agreements. The loss of MeadWestvaco as a customer would have a material adverse effect on our business.

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

Timberland owners have some control over the timing of timber harvests and may be able to reduce harvests during periods of low timber prices, and to increase harvests during periods of high timber prices – in each case, to take advantage of then-prevailing market prices. Timberland owners also can apply “silvicultural” treatments to increase the growth rates of the trees and the quality of the wood that those trees produce. Silviculture is the science of manipulating timber stands to improve tree growth. Silviculture treatments may include preparing the land for planting trees, controlling weeds and undesirable tree species, and applying fertilizer. Foresters balance the cost of applying such treatments with the benefits received in the form of higher timber volumes on the tree stand. The proper application of silviculture treatments can increase the percentage of sawtimber-sized trees found in a given tree stand at harvest time, and can reduce the number of years between harvests. In most cases, we also will have the flexibility to modify silvicultural plans to target age/class scenarios enabling us to produce products that match up with the raw material demand of the customer base for which a particular block of timber will be marketed.

Each year, trees grow in terms of both height and width. As a result, assuming that timber prices remain constant and that no trees are harvested or damaged, a timberland property will become more valuable each year simply because the trees within that property have become larger. During certain growth stages in the life of a tree stand, the value of the timber may increase significantly during a very short period of time. One such period of time is when the trees begin to achieve pulpwood size. For example, for Southern pine in the United States this generally occurs between 11-15 years in the life of a tree, and results in the tree changing from having no merchantable value to achieving values typically ranging from $6.00 to $12.00 per ton. Another such period of time occurs when pulpwood trees reach “chip-n-saw” size, which, in the Southern United States, generally occurs between 16-22 years in the life of a tree. Southern pine “chip-n-saw” prices may be two to three times those for pulpwood trees. Another value increase occurs when trees can be sold as large sawlogs, which generally occurs when the tree is older than approximately 23 years of age in the Southern United States. Likewise, once trees are harvested or should they become damaged, a substantial period of time may be required for replanted trees to achieve merchantable growth. The growth in the value of a tree stand is directly tied to the age and size of the trees within that tree stand; thus it is important for timberland owners to understand the effects that biological stages of tree growth have on the value of the underlying timberland.

Public Offering of Common Stock; Use of Proceeds

On August 11, 2006, the Registration Statement on Form S-11 (File No. 333-129651) filed with the SEC under the Securities Act for our initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock, with 75.0 million shares offered at a price of $10.00 per share and 10.0 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan, was declared effective. We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering amount of $2.0 million, and thus commenced operations. We terminated the Initial Public Offering on August 11, 2009. We raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On August 6, 2009, the Registration Statement of Form S-11 (File No. 333-157087) filed with the SEC under the Securities Act for our follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, with 200.0 million shares offered at a price of $10.00 per share and 20.9 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan, was declared effective. We began receiving investor proceeds from the sale of our common stock under our Follow-On Offering on August 12, 2009. As of December 31, 2009, we have raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $19.3 million. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.

As of December 31, 2009, we had sold approximately 19.5 million shares of our common stock pursuant to the Initial Public Offering and the Follow-On Offering (the “Public Offerings”), raising gross offering proceeds of approximately $194.1 million. From this amount, we incurred approximately $16.3 million in selling commissions and dealer-manager fees to Wells Investment Securities, Inc. (“WIS”), approximately $2.3 million in organization and offering costs to Wells TIMO, and approximately $0.6 million in share redemptions. We used the net proceeds of approximately $174.9 million from the sale of our common stock and proceeds of approximately $43.6 million from the sale of our preferred stock in private transactions to partially fund the Mahrt Timberland acquisition, pay down the Mezzanine Loan by approximately $145.0 million, and fund interest payments on the Mezzanine Loan. References herein to “shares,” “our shares,” and “shares of common stock” refer to the shares of common stock offered in the Public Offerings.

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

On April 8, 2009, we entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund and Wells-DFH Materia Nr.88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, we have agreed to sell up to 53.8 million shares of our common stock that were not sold to the 2008 Fund to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). In the Follow-On Offering, our shares of common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, we receive net proceeds (before expenses) of $9.12 per share. In the German Offering, we are selling shares of its common stock to the 2009 Fund at a price per share of $9.30. The 2009 Fund will not pay the sales commission or the dealer-manager fee in connection with the German Offering; however, we will pay DFH a distribution fee of 1.0% of the gross proceeds that we receive from the German Offering. As a result, with respect to those shares of our common stock sold in the German Offering, we will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that we receive in the Follow-On Offering after deducting the sales commission and dealer-manager fee. In our sole discretion, we may increase the size of the German Offering up to a maximum of approximately 107.5 million shares of its common stock to accommodate any additional German closed-end fund(s) or other investment vehicles that may become a party to the Amended Master Purchase Agreement in the future (together with the 2009 Fund, the “Funds”). The Funds’ right to purchase shares pursuant to the Amended Master Purchase Agreement will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. The German Offering is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to the Follow-On Offering. As of December 31, 2009, we have received net proceeds from the sale of our common stock under the German Offering of $5,000.

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

Financing Strategy

To date, we have financed our acquisitions through a combination of debt and equity raised in our Public Offerings as well as through the issuance of preferred stock to Wells Real Estate Funds, Inc. (“Wells REF”), the indirect parent company of Wells TIMO and the direct parent of Wells Capital. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings and to issue preferred stock as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. We anticipate that ultimately, the majority of the cost of acquisitions will be funded from equity. However, in certain periods more amounts may be funded by debt.

Our charter generally limits our borrowings to a level that is less than 300% of our net assets, which we generally expect to approximate 75% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation. We intend to maintain debt levels subject to this limitation over the long term; however, we may borrow in excess of this limitation temporarily upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. The acquisition of Mahrt Timberland was financed with approximately $372.0 million of new indebtedness (of which approximately $216.8 million was outstanding as of December 31, 2009), approximately $18.0 million in proceeds from the Initial Public Offering, and the issuance of preferred stock to Wells REF for an aggregate amount of $32.1 million. While the indebtedness we obtained in connection with the acquisition of the Mahrt Timberland has increased our overall leverage ratio, the issuance and sale of preferred stock is not a borrowing for the purposes of calculating our leverage ratio. As a result of the acquisition of the Mahrt Timberland, our leverage ratio, that is, the ratio of total debt to cost basis of timber assets prior to deducting depletion plus cash and cash equivalents, as of December 31, 2009 and 2008, was approximately 53% and 67%, respectively. As of

December 31, 2009 and 2008, our debt-to-net assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 128% and 234%, respectively.

In accordance with our charter, our board of directors, including a majority of our independent directors, determined that borrowing in excess of our general leverage limitation of 300% of our net assets was justified in connection with the Mahrt Timberland transaction because of the significance of the portfolio acquired and our expectation that subsequent proceeds raised in our Public Offerings will enable us to significantly reduce our overall leverage over time. As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

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

Working Capital Reserves. We do not intend to set aside offering proceeds for working capital purposes. Setting aside funds for this purpose would decrease the amount we can invest in timber properties, including the servicing of debt, and hence reduce our opportunities to earn current income. We believe that debt proceeds and our cash flow from operations will be sufficient to meet our needs for working capital.

Borrowing Policies. We have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets, which we refer to as our net assets limitation. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depletion, depreciation, reserves for bad debts, and other noncash reserves, less total liabilities, calculated quarterly by us on a basis consistently applied. Over the long-term, we generally expect to limit our borrowing to approximately 75% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation. However, we may temporarily borrow in excess of our net assets limitation if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Policies Regarding Operating Expenses. We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, as these terms are defined in our charter, unless our board of directors has determined that such excess expenses were justified based on unusual and nonrecurring factors. For the four consecutive quarters ended December 31, 2009, total operating expenses represented approximately 1.8% of average invested assets.

Offering Policies. We are conducting our Follow-On Offering of up to 220.9 million shares of common stock, with 200.0 million shares being offered at $10.00 per share in our primary offering (with discounts available for certain categories of investors) and 20.9 million shares offered at $9.55 per share under our distribution reinvestment plan. In our German Offering, we have agreed to sell up to 53.8 million shares of common stock to the 2009 Fund at $9.30 per share, for an aggregate purchase price of up to $500.0 million. We believe these offerings are in the best interest of our stockholders because they increase the likelihood that we will be able to acquire a diverse portfolio of income-producing properties, thereby reducing risk in our portfolio, as well as reducing the debt attributable to our acquisition of the Mahrt Timberland.

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

Employees

We have no direct employees. The employees of Wells TIMO and its affiliates provide services for us related to asset and forestry management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other programs for which Wells TIMO and its affiliates provide similar services based on time spent by personnel on each entity. We are obligated to reimburse Wells TIMO and its affiliates for our share of personnel and other costs associated with these services. Our allocable share of these administrative reimbursements totaled approximately $1.9 million, $2.7 million, and $1.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. All reimbursements are included in general and administrative expenses in the accompanying consolidated statements of operations.

Competition

Selling timber is highly competitive in the current market, and we will experience competition from owners and managers of competing timberland properties for the procurement of timber supply agreements. As a result, we may have to provide price concessions or offer other inducements to timber users in order to procure timber supply agreements, all of which may have an adverse impact on our results of operations. Also, as we purchase assets to build our portfolio, we are in competition for targeted timberland tracts with other similar timber investment companies as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timber tracts to become the purchaser if another suitable tract cannot be substituted. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.

Economic Dependency

We have engaged Wells TIMO, a wholly owned subsidiary of Wells Capital, and WIS, an affiliate of Wells TIMO, to provide certain services essential to us, including asset management services, supervision of forestry management, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. These agreements may be terminated by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells TIMO and WIS.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, and their affiliates based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by us and other Wells REF-sponsored programs, as well as dividend income earned from equity interests in another REIT. As of December 31, 2009, we believe that Wells REF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President; Wells Capital, the owner of our advisor; Wells Management Company, Inc. (“Wells Management”); certain affiliates of Wells REF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

Access to SEC Filings

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge from our Web site at http://www.wellstimberland.com, through a link to the http://www.sec.gov Web site. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

Risks Related to Investing in Us

There is no public trading market for stockholders’ shares; therefore, it will be difficult for them to sell their shares.

There is no current public trading market for our shares and we have no current plans to apply for listing on any public securities market. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding shares, or more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding common shares, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase stockholders’ shares. In addition, we have adopted a share redemption plan, but we are not permitted to make any redemptions under the plan (except in cases of death or disability) until our Mahrt Loan has been reduced to a loan-to-collateral-value ratio of less than 40% and we have attained a fixed-charge coverage ratio of greater than 1.05:1.00. Once we are able to allow share redemptions under our share redemption plan, the plan includes numerous restrictions that will limit stockholders’ ability to sell their shares. Our board is also free to amend or terminate the plan upon 30 days’ notice after our offering is effective. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price. It is also likely that a stockholder’s shares will not be accepted as the primary collateral for a loan. Stockholders should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

We have a very limited operating history, which makes our future performance and the performance of a stockholder’s investment difficult to predict.

We have a very limited operating history. We were incorporated in September 2005, commenced operations in July 2007 and completed our first and only timberland investment in October 2007. For the years ended December 31, 2009, 2008, and 2007, our operations resulted in an operating loss of approximately $7.9 million, $13.8 million, and $4.4 million, respectively, and a net loss of approximately $19.9 million, $53.3 million, and $17.3 million, respectively. As of December 31, 2009 and 2008, we had an accumulated stockholders’ deficit of approximately $91.2 million and $71.3 million, respectively. For the year ended December 31, 2009, cash provided by operations was approximately $5.0 million. For the years ended December 31, 2008 and 2007, cash used in operations was approximately $6.6 million and $3.4 million, respectively. For the years ended December 31, 2009, 2008, and 2007, we incurred interest expense on our indebtedness of approximately $10.0 million, $42.3 million, and $13.7 million, respectively, and accrued dividends on our preferred stock of approximately $3.6 million, $3.0 million, and $0.6 million, respectively. See “Selected Financial Data.” Our lack of operating history significantly increases the risk and uncertainty investors face in making an investment in our shares, including related to our ability to pay distributions in the future. Stockholders should not rely upon the past performance of other Wells-sponsored real estate programs. Such past performance was not related to the ownership of timberland property and would not predict our future results.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

While we are investing the proceeds of our Public Offerings, the continuing high demand for the type of properties we desire to acquire may cause any distributions and the long-term returns of our investors to be lower than they otherwise would. We believe the current market for timberland properties is extremely competitive. We will be competing for these timberland investments with other entities, including traditional corporations and REITs, forestry products companies, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals and other entities. Many of our competitors have more experience, greater financial resources, and a greater ability to borrow funds to acquire properties than we do.

The greater the number of entities and resources competing for timberland properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions to stockholders. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in our Public Offerings, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we, through our advisor, are unable to find suitable investments in properties promptly, we will hold the proceeds from our Public Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. Delays we encounter in the selection and acquisition of properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

We have completed only one timberland acquisition and have not yet identified any additional properties that we will purchase with the proceeds of our Public Offerings, which makes a stockholder’s investment more speculative.

We have completed only one timberland acquisition and have not yet identified any additional properties that we will make with the proceeds of our Public Offerings. Our ability to identify well-performing properties and achieve our investment objectives depends upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements. The large size of our Follow-On Offering increases the challenges that our advisor will face in investing our net offering proceeds promptly in attractive properties, and the continuing high demand for the type of properties we desire to purchase increases the risk that we may pay too much for the properties that we do purchase. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for stockholders to sell their shares promptly or at all.

We are substantially dependent on our business relationships with MeadWestvaco and its affiliated entities, and our continued success will depend on their economic performance.

We have entered into two agreements in connection with our acquisition of the Mahrt Timberland: a master stumpage agreement with a subsidiary of MeadWestvaco and a fiber supply agreement with MeadWestvaco and a subsidiary. We refer to these agreements collectively as the timber agreements. The timber agreements provide that we will sell specified amounts of timber to a subsidiary of MeadWestvaco, subject to market pricing adjustments. The timber agreements are intended to ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from the Mahrt Timberland. Our financial performance is substantially dependent on the economic performance of MeadWestvaco and its affiliates as consumers of our wood products. Approximately 46% of our revenue in 2009 was derived from these timber agreements. Therefore, our business and financial condition may be negatively and adversely impacted if the financial performance of MeadWestvaco suffers.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of a stockholder’s investment in us will fluctuate with the performance of the specific properties we acquire.

Our Follow-On Offering is being made on a “best efforts” basis, whereby the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our Follow-On Offering may be substantially less than the amount we would need to achieve a broadly diversified timberland property portfolio. If we are unable to raise substantial funds, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties are located, and the species and ages of the timber located on those properties. In that case, the likelihood of our profitability being affected by the performance of any one of our properties will increase. Additionally, we are not limited in the number or size of our properties or the percentage of net proceeds we may dedicate to a single property. A stockholder’s investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of timberland properties.

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

As of the date of this report, we have not paid any cash distributions. If we do make distributions to our stockholders, the actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements, tax considerations and restrictive covenants imposed on us by our credit agreements. As a result, our distribution rate and payment frequency may vary from time to time, and we may not make any distributions until we attain certain financial performance measures under the Mahrt Loan. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our cash flow from operations. However, during the early stages of our operations, we may need to borrow funds to make cash distributions. In the event that we are unable to consistently fund quarterly distributions to stockholders entirely from our cash flows from operations, the value of a stockholder’s shares upon the possible listing of our stock, the sale of our assets or any other liquidity event may be reduced.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and a stockholder’s overall return may be reduced.

Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings or the net proceeds from our Public Offerings, we will have fewer funds available for investment in timberland and a stockholder’s overall return may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its fees under the Advisory Agreement.

If we seek to internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with the internalization.

At some point in the future, we may consider internalizing the functions performed for us by our advisor and its affiliates particularly if we seek to list our shares on a national securities exchange as a way of providing our stockholders with liquidity. The method by which we could internalize these functions could take many forms.

We may hire our own group of executives and other employees or we may acquire our advisor and its affiliates or their respective assets including their existing workforce. The method or cost of internalizing cannot be determined or estimated at this time. Further, if we acquired our advisor and its affiliates, the amount and type of consideration that we would pay in this type of transaction could vary greatly. For example, we could acquire the advisor and its affiliates through a merger in which we issued shares of our common stock for all of the outstanding common stock or assets of these entities. Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction. Further, issuing promissory notes as full or partial payment of the consideration in the transaction could reduce our net income and our ability to make distributions to stockholders, particularly if internalizing these functions does not produce any cost savings. If we were to internalize our management functions, we may not realize the perceived benefits, we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor or its affiliates. Internalization transactions involving the acquisition of advisors or their affiliates have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to us to invest in properties or other investments or to pay distributions. If we were to internalize our management functions, these factors could cause such internalization to have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

The loss of or inability to obtain key personnel of our advisor or its manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, Jess E. Jarratt, Brian M. Davis, Troy A. Harris, John C. Iverson, and Don L. Warden, each of whom are key personnel of our advisor or Wells Capital, its manager, and would be difficult to replace. We do not have employment agreements with any of these key personnel, and we cannot guarantee that such persons will remain affiliated with us. If any of these key personnel were to cease their affiliation with our advisor or its manager, our operating results could suffer. We do not intend to maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our advisor and its manager to retain highly skilled managerial, operational, and marketing personnel. Competition for retention of our advisor’s and its manager’s existing skilled personnel is intense, and our advisor and its manager may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or as to timberland properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If our advisor or its manager loses or is unable to obtain the services of highly skilled personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of stockholders’ investments may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

Our advisor, Wells TIMO, is a newly formed entity that currently has only ten employees and will rely upon the employees of its manager, Wells Capital, to perform many of the services our advisor is required to perform for us. We are dependent on our advisor to select our investments and conduct our operations; thus, adverse changes in the financial health of Wells Capital could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments. As a general partner to many Wells-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide on behalf of Wells TIMO, our operations and financial performance could suffer as well, which would limit our ability to make distributions and decrease the value of stockholders’ investments.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides generally that no independent director will be liable to us or our stockholders for monetary damages and that we will indemnify them for losses unless they are grossly negligent or engage in willful misconduct. These rights to indemnification and advancement of expenses vest immediately upon such independent director’s election. We will also indemnify our independent directors for losses related to alleged state or federal securities laws violations unless the allegations are not successfully adjudicated or dismissed with prejudice or unless a properly informed court of competent jurisdiction has not otherwise determined that indemnification should be made. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees, and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

Our sponsor, Wells Capital, which is also the owner of our advisor, Wells TIMO, is the subject of litigation proceedings regarding Piedmont REIT, for which Wells Capital previously served as advisor. Should Wells Capital suffer a financial loss as a result of this litigation, the ability of our advisor, Wells TIMO, to manage our operations could be adversely impacted.

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint against Piedmont REIT, Wells Capital, and certain affiliates of Wells REF, which is the owner of Wells Capital. The complaint alleges violations of federal proxy rules and breaches of fiduciary duties in connection with the internalization transaction by Piedmont REIT. While the outcome of any litigation is uncertain, any financial loss incurred by our sponsor, Wells Capital, could impact our advisor, Wells TIMO, which is a wholly owned subsidiary of Wells Capital, and could adversely impact Wells TIMO’s ability to successfully manage our operations and our portfolio of investments.

Wells Capital, its affiliates, and our officers will face competing demands on their time, and this may cause our operations and stockholders’ investments to suffer.

We rely on Wells TIMO, our advisor, for the day-to-day operation of our business. Wells TIMO relies on the personnel of its parent company and manager, Wells Capital, to perform many of the services Wells TIMO is required to perform as our advisor. Wells Capital and its affiliates, including Leo F. Wells, III, our President and the President of Wells Capital; Douglas P. Williams, our Executive Vice President and the Senior Vice President of Wells Capital; and Randall D. Fretz, our Senior Vice President and the Senior Vice President of Wells Capital, have interests in other Wells programs and engage in other business activities, including providing advisory services to Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) and other Wells REF-sponsored real estate programs. As a result, they will have conflicts of interest in allocating their time among us and other Wells programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of stockholders’ investments, may decline.

Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital, its affiliates, and other Wells REF-sponsored programs, which could hinder our ability to successfully implement our business strategy and to generate returns to stockholders.

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

Wells TIMO will have considerable discretion with respect to the terms and timing of acquisition and disposition transactions. Considerations relating to its affiliates’ compensation from other programs could result in decisions that are not in the best interest of our stockholders, which could hurt our ability to pay distributions to stockholders or result in a decline in the value of stockholders’ investments.

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

Our independent directors rely on information and recommendations provided by Wells TIMO to determine the fees and other amounts payable to Wells TIMO and its affiliates pursuant to the terms of the Advisory Agreement and the special units in Wells Timberland OP. As a result, these fees and payments cannot be viewed as having been determined on an arm’s-length basis and we cannot assure stockholders that an unaffiliated third party would not be willing and able to provide to us similar services at a lower price. Because the Advisory Agreement must be renewed on an annual basis, our independent directors may increase the fees and other amounts payable to Wells TIMO in future renewals. If the fees and other amounts we pay Wells TIMO are increased, our ability to pay distributions to our stockholders and make investments will be reduced.

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

Our charter includes a provision that may discourage a stockholder from launching a tender offer for shares of our common stock.

Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with Regulation 14D of the Exchange Act, including the notice and disclosure requirements that would be applicable if the tender offer were for more than 5% of the shares. In addition, the offeror must provide notice to us of the tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the right to repurchase that person’s shares of our stock and any shares of our stock acquired in such tender offer based on the repurchase provisions in our charter. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that stockholder’s noncompliance, and we may offset any such expenses against the amount paid by us for the repurchase of the shares. This provision of our charter may discourage a person from initiating a tender offer for shares of our stock and prevent a stockholder from receiving a premium price for his shares of our common stock in such a transaction.

A stockholder’s investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we become an unregistered investment company, we could not continue our business.

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

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. If we are unable to invest a significant portion of the proceeds of offerings in properties, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower stockholders’ returns.

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

Stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks stockholders may face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders may face.

Stockholders may not be able to sell their shares under the share redemption plan and, if they are able to sell their shares under the plan, they may not be able to recover the amount of their investments in our shares.

Our board of directors has adopted a share redemption plan, but there are significant conditions and limitations that would limit stockholders’ ability to sell their shares under the plan. In addition, our board of directors may amend, suspend or terminate our share redemption plan upon 30 days’ notice and without stockholder approval.

As a result of the acquisition of the Mahrt Timberland, we are prohibited from redeeming any shares under our share redemption plan until we achieve certain financial performance measures under the terms of our indebtedness (except for redemptions sought within two years of the death or qualifying disability of the stockholder). Once we are able to allow share redemptions under our share redemption plan, generally, stockholders will have to have held their shares for at least one year in order to participate in our share redemption plan. We will limit the number of shares redeemed pursuant to our share redemption plan as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (2) we may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for redemptions (other than those following an investor’s death or qualifying disability) since the beginning of the then-current calendar year to exceed the sum of (x) the net proceeds from the sale of shares under our distribution reinvestment plan during such period and (y) any additional amounts reserved for such purpose by our board of directors. These limits might prevent us from accommodating all redemption requests made in any year. Initially, we will repurchase shares under our share redemption plan at $9.10 per share. The initial redemption price will remain fixed until one year after we complete our offering stage. Thereafter, we will redeem shares at a price equal to 95% of the estimated per share value of the shares, as estimated by our advisor or another firm chosen for that purpose. These restrictions will severely limit stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invested.

The offering price was not established on an independent basis; the actual value of stockholder’s investments may be substantially less than what they pay.

The offering price of the shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. The board of directors considered the following factors in determining the offering price:

•	the range of offering prices of comparable corporations, including unlisted REITs; and

•	the recommendation of our dealer-manager.

Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker/dealers.

Because the dealer-manager is one of our affiliates, stockholders will not have the benefit of an independent review of our company or the prospectus customarily undertaken in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty a stockholder faces.

The dealer-manager, WIS, is one of our affiliates and will not make an independent review of our company or the offering. Accordingly, stockholders do not have the benefit of an independent review of the terms of our Follow-On Offering. Further, the due diligence investigation of our company by the dealer-manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker/dealer.

Stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of stockholders’ investments.

Investors in our Public Offerings do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue one billion shares of stock, of which 900 million shares are designated as common stock and 100 million are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After stockholder purchase in our Follow-On Offering, our board may elect to (1) sell additional shares in these or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of Wells TIMO or Wells Capital; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Timberland OP. To the extent we issue additional equity interests after a stockholder’s purchase in our Follow-On Offering, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in any offering under this prospectus, and the value of our properties, existing stockholders also may experience a dilution in the book value of their investment in us.

Payment of fees to Wells TIMO and its affiliates will reduce cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.

Wells TIMO and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management of our properties and the administration of our other investments. We will pay Wells TIMO and its affiliates substantial fees for these services. Payment of these fees will result in immediate dilution to the value of a stockholder’s investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. As a result of these substantial fees, we expect that for each share sold in our Follow-On Offering, no more than $9.17 per share will be available for mandatory repayment of our indebtedness and for the purchase of properties, depending primarily upon the number of shares we sell and assuming all shares sold under our distribution reinvestment plan are sold for $9.55 per share. Wells TIMO, as the holder of the special units, also may be entitled to receive a distribution upon the sale of our properties and/or a payment in connection with the redemption of the special units upon the earlier to occur of specified events, including the listing of our shares on a national securities exchange or the termination of the Advisory Agreement. These payments to Wells TIMO increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our Public Offerings. Substantial up-front fees also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Our designation and issuance of preferred stock may limit proceeds payable to the holders of common stock in the event we are liquidated or dissolved prior to the redemption of the preferred stock.

We have issued, without stockholder approval, 32,128 shares of Series A preferred stock and 11,500 shares of Series B preferred stock. Dividends accrue on the shares of Series A preferred stock and Series B preferred stock daily at a rate of 8.5% per year. If we are liquidated or dissolved, the holders of the Series A and Series B preferred stock are each entitled to receive the issue price of $1,000 per share, plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock. As a result, the amount of funds holders of our common stock would otherwise receive upon a liquidation or dissolution would be reduced in the event the Series A or Series B preferred shares had not been redeemed prior to such an event.

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

Changes in demand for “higher-and-better use” property may reduce our anticipated land sale revenues.

We anticipate that we will sell portions of our timberland property base from time to time in the event that we determine that certain properties have become more valuable for development, recreation, conservation and other uses than for growing timber, which we refer to as higher-and-better use, or HBU, property. A number of factors, including a slow-down in commercial or residential real estate development or a reduction in the availability of public funding for conservation projects, could reduce the demand for these properties and reduce any revenues that we could realize from our land sale program.

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

Our operating results will be affected by the cyclical nature of the forest products industry. Unlike other REITs that are parties to leases and other contracts providing for relatively stable payments over a period of years, our operating results will depend on prices for timber that can experience significant variation and have been historically volatile. Like other participants in the forest products industry, we have limited direct influence over the timing and extent of price changes for cellulose fiber, timber and wood products. Although some of the supply agreements we will enter into fix the price of our harvested timber for a period of time, these contracts may not protect us from the long-term effects of price declines and may restrict our ability to take advantage of price increases.

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

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This can result in lower revenues, profits, and cash flows. In addition, increases in the supply of logs and wood products, at both the local and national level, during favorable price environments also can lead to downward pressure on prices. Timber owners generally increase production volumes for logs and wood products during favorable price environments. Such increased production, however, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices. For example, the federal government owns a large amount of timberland. If the federal government chooses to sell more timber than it has been selling in recent years, then timber prices could fall. Additionally, wood products are subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. Oversupply can result in lower revenues, profits, and cash flows to us and could impair our ability to make distributions to our stockholders.

Uninsured losses relating to the timberland properties we acquire may reduce our stockholders’ returns.

The volume and value of timber that can be harvested from the timberlands we acquire may be limited by natural disasters such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding, and other weather conditions and natural disasters, as well as other causes such as theft, trespass, condemnation or other casualty. We do not intend to maintain insurance for any loss to our standing timber from natural disasters or other causes. Any funds used for such losses may reduce cash available for distributions to our stockholders.

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

The Endangered Species Act and comparable state laws protect species threatened with possible extinction. A number of species present on timberlands in the United States have been, and in the future may be, protected under these laws, including the northern spotted owl, marbled murrelet, bald eagle, several trout and salmon species in the Northwest; and the red-cockaded woodpecker, bald eagle, wood stork, red hill salamander, and the flatwoods salamander in the South. Protection of threatened and endangered species may include restrictions on timber harvesting, road building, and other forest practices on private, federal, and state land containing the affected species. The size of the area subject to restriction will vary depending on the protected species at issue, the time of year, and other factors, but can range from less than one acre to several thousand acres.

We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states where we intend to seek to acquire timberland properties with the proceeds of our Public Offerings. For example, if we acquire timberland property in Washington State, we would be required to file a Forest Practice Application for each unit of timber to be harvested. These applications may be denied or restricted by the regulatory agency or appealed by other parties, including citizens’ groups. Environmental groups and interested individuals may also appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits, and delays or harvest restrictions on a significant number of applications could result in increased costs. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from implementing our operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands. Among the remedies that could be enforced in a lawsuit is a judgment entirely preventing or restricting harvesting on a part of our targeted timberland properties.

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

As part of our business plan and as necessary, we intend to sell portions of our timberland property holdings during opportunistic times. We plan on selling timberland to third parties who intend to put the timberland to a higher-and-better use and therefore may be willing to compensate us for the land in excess of prices we would typically receive if the land remained as timber-producing property. In acquiring a timberland property, however, and in entering into long-term supply agreements, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to market opportunities could result in lower distributions to our stockholders than would be available if we were able to quickly respond to such market opportunities.

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

An increase in the value of other properties in the vicinity of our timberland properties may prompt us to sell parcels of our land as HBU properties. Local, county and state regulations may prohibit us from, or penalize us for, selling a parcel of timberland for real estate development. Some states regulate the number of times that a large timberland property may be subdivided within a specified time period, which would also limit our ability to sell our HBU property. In addition, in some states timberland is subject to certain property tax policies that are designed to encourage the owner of the timberland to keep the land undeveloped. These policies may result in lower taxes per acre for our timberland properties as long as they are used for timber purposes only. However, if we sell a parcel of timberland in such states as an HBU property, we may trigger tax penalties, which could require us to repay all of the tax benefits that we have received. Our inability to sell our HBU land on terms that are favorable to us could negatively affect our financial condition and our ability to make distributions to our stockholders.

We may be unable to properly estimate non-timber revenues from the properties that we acquire, which would impair our ability to acquire attractive properties, as well as our ability to derive the anticipated revenues from those properties.

When we acquire properties, we likely will expect to realize revenues from timber and non-timber related activities, such as the sale of conservation easements and recreation leases. Non-timber activities can contribute significantly to the revenues that we derive from a particular property. We will rely on estimates to forecast the amount and extent of revenues from non-timber related activities on our timberland properties. If our estimates concerning the revenue from non-timber related activities are incorrect, we will not be able to realize the projected revenues. If we are unable to realize the level of revenues that we expect from non-timber activities, our revenues from the underlying timberland would be less than expected and our ability to make distributions to our stockholders may be negatively impacted.

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than 18 months. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We expect to finance our investments in part with debt. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

Economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. The credit crisis could have an impact on our interest rate swap agreements if our counterparties are forced to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. We may be materially and adversely affected in the event of a significant default by one of our counterparties. In addition, depressed economic conditions could influence the levels of consumer spending and reduce the demand for goods produced from our wood, which would have a material adverse effect on our financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business, and other factors affecting our operations, many of which are beyond our control.

If we default on the terms of the Mahrt Loan, stockholders who invest in us prior to the repayment of the loan could lose some or all of their investment.

We borrowed approximately $211.0 million to refinance the debt facilities that we used to partially fund the acquisition of the Mahrt Timberland on October 9, 2007, and which we must repay on or before March 24, 2015. The Mahrt Loan is secured by, among other things, a first priority security interest in the funds raised in our Public Offerings. Our ability to repay the Mahrt Loan is dependent upon our success in raising substantial funds pursuant to our Public Offerings. If the amount of proceeds we raise in our Public Offerings is less than the amount that we need to repay the Mahrt Loan when due, then unless we are able to refinance the Mahrt Loan or otherwise amend its terms, we will be in default under the Mahrt Loan. If we default on the Mahrt Loan, the lenders for such loan will be entitled to all of the proceeds of our offering, up to the amount of the Mahrt Loan. If the lenders under the Mahrt Loan foreclose upon their security interest in a substantial amount of proceeds of our offering, our existing stockholders could lose some or all of their investment and it would be unlikely that we would be able to meet our investment objectives or to raise additional capital in our Follow-On Offering or otherwise in order to continue our operations. We have guaranteed the Mahrt Loan but on a limited basis that covers only losses incurred by CoBank or Wells Fargo up to the maximum amount that would not be considered a fraudulent conveyance under federal bankruptcy and applicable state laws.

The Mahrt Loan obtained by us in connection with the refinancing of the loans used to fund the acquisition of the Mahrt Timberland prohibits us from paying distributions other than those required to maintain our REIT status or redeeming shares (except in cases of death or disability) until we attain certain financial performance measures.

The Mahrt Loan agreement contains restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than those distributions required by the Internal Revenue Code for us to maintain our REIT status, which is generally 90% of REIT taxable income. As a result, we will be unable to make discretionary payments or distributions (or set aside funds for any payments or distributions) to our stockholders until we have attained certain financial performance measures under the Mahrt Loan. The Mahrt Loan has a maturity date of March 2015. The Mahrt Loan requires us to attain a ratio of less than 40% of the amount of the Mahrt Loan to the value of the collateral at the time of determination in order for us to make discretionary distributions. Until the Mahrt Loan is reduced to a loan-to-collateral value ratio of less than 40% and a fixed-charge coverage ratio of greater than 1.05:1.00 is attained, we are permitted to redeem shares only if the redemption is sought within two years of the death or qualifying disability of a stockholder under the plan.

We are likely to incur indebtedness which may increase our business risks and may reduce the value of a stockholder’s investment.

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

Significant borrowings by us increase the risks of a stockholder’s investment. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of a stockholder’s investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contains cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties.

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

We have incurred significant indebtedness which accrues interest at a variable rate, and we may incur additional debt in the future. Interest we pay under the Mahrt Loan and any other debt we incur will reduce our cash available for distributions. Additionally, if we incur additional variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of stockholders’ investments.

Our charter does not limit us from incurring debt until our aggregate debt would exceed 300% of our net assets (generally expected to approximate 75% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization and depreciation), unless the excess borrowing over such level is approved by a majority of the independent directors and the excess borrowing is disclosed to stockholders in our next quarterly report following the borrowing, along with justification for the excess.

Our board (including the independent directors) unanimously approved our borrowing in excess of the 300% net assets limitation in order to obtain the Mezzanine Loan and the Senior Loan in connection with the acquisition of the Mahrt Timberland. This borrowing significantly increased our debt levels. Our debt obligations may cause us to incur higher interest charges on any additional debt incurred in the future and will result in higher debt service payments in order to service the higher debt levels. In addition, the terms of the Mahrt Loan includes restrictive covenants such as the prohibition on paying cash distributions or redeeming shares until we achieve certain financial performance measures under the Mahrt Loan (except for distributions required to maintain our status as a REIT, and except for those redemptions allowed in cases of death or qualifying disability). These factors limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments. While we intend to comply with the provisions of our charter, which require our independent directors to approve any borrowings in excess of 300% of our net assets, we have not established any fixed percentage of leverage that we will not exceed in the near-term, and we cannot assure stockholders that our independent directors will not approve any borrowings in excess of 300% of our net assets in the future.

Actions of our joint venture partners could reduce the returns on our joint venture investments and decrease stockholders’ overall return.

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

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our stockholders’ returns.

Federal Income Tax Risks

Our inability to qualify to be taxed as a REIT from our inception could result in adverse tax consequences to us and our stockholders.

We acquired the Mahrt Timberland on October 9, 2007; in connection with such acquisition, our board of directors made the determination that at that time it was not in our best interest to qualify as a REIT. We did not qualify to be taxed as a REIT for our taxable years ended December 31, 2007 or 2008. We intend to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2009. However, because our ability to do so is subject to the satisfaction of certain organizational and operational requirements, we cannot give any assurances regarding when we will qualify or elect to be taxed as a REIT. We refer to the first day of the first taxable year for which we qualify and elect to be taxed as a REIT as our REIT commencement date. If we have a net built-in gain in our assets as of the REIT commencement date, do not elect to take such net built-in gain into income immediately prior to our REIT commencement date and subsequently recognize gain on the disposition of any assets we hold at the REIT commencement date, we will be subject to tax at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the asset disposed of as of the REIT commencement date over our basis in the asset as of the REIT commencement date (the built-in gain with respect to that asset as of the REIT commencement date); (b) the amount of gain we would otherwise recognize on the disposition; or (c) the amount of net built-in gain in our assets as of the REIT commencement date not already recognized during the ten-year period. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. If we elect REIT status in the future, we will have to determine whether we have a net built-in gain as of the REIT commencement date. If we do, we may choose not to sell assets we might otherwise sell during the ten-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. The IRS has issued a private letter ruling to another REIT indicating that the built-in gain tax would not apply to sales of timber sold during the ten-year period following its conversion to a REIT. We are not entitled to rely on that ruling and have not requested our own IRS ruling.

In addition, to qualify as a REIT, we cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We will monitor our earnings and profits position to allow us to be in a position to satisfy this requirement if our board of directors determines that we should elect to be taxed as a REIT.

We have not elected to be taxed as a REIT. Upon our election to be taxed as a REIT, we may in the future fail to continue to meet the requirements to maintain our qualification as a REIT, which will require us to pay additional taxes and which could reduce our funds available to make distributions to our stockholders.

We have not elected to be taxed as a REIT. We intend to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2009. Upon our election to be taxed as a REIT, our ability to maintain our REIT status is subject to the satisfaction of certain organizational and operational requirements which depends on the results of future operations. Our qualification as a REIT will depend on our ability to meet, on an ongoing basis, these requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code of 1986, as amended. We have no assurances that we will satisfy the requirements for REIT qualification in the future. Alston & Bird LLP, our legal counsel, will not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial, or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we do elect to be taxed as a REIT and subsequently fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Stockholders may have current tax liability on distributions that they elect to reinvest in our common stock.

If a stockholder participates in our distribution reinvestment plan, the stockholder will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, the stockholder will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless the stockholder is a tax-exempt entity, the stockholder may have to use funds from other sources to pay the tax liability on the value of the shares of common stock received.

Even if we elect to be taxed as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we elect to be taxed as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

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

Upon election to be taxed as a REIT, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of stockholders’ investments.

Once we elect to be taxed as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (2) the effect of nondeductible capital expenditures, or (3) the creation of reserves. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

To qualify and maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return on stockholders’ investments.

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

We intend to conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs will enable us to engage in non-REIT qualifying business activities, such as the sale of higher-and-better use properties. However, under the Internal Revenue Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT qualifying operations. Furthermore, because the income earned by our TRSs will be subject to corporate income tax and will not be subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we expect to use them.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on stockholders’ investments.

Upon our election to be taxed as a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales by us of higher-and-better use property at the REIT level could, in certain circumstances, constitute prohibited transactions.

We intend to avoid the 100% prohibited transaction tax upon qualification as a REIT by conducting activities that would be prohibited transactions through one or more TRSs. We may not, however, always be able to identify properties that will become part of our “dealer” land sales business. Therefore, if we sell any higher-and-better use properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

Retirement and Employee Benefit Plan Risks

If a fiduciary fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to pension and employee benefit plans investing in our shares. If the fiduciary is investing the assets of a pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan, the assets of an IRA, or the assets of any other plan that is subject to ERISA and/or the Code in our common stock, the fiduciary should satisfy that:

•	the investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•

a stockholder’s investment satisfies the applicable prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	the fiduciary will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

The annual statement of value will report the estimated value of each share of common stock as of the close of our fiscal year. Our advisor or another firm we choose for this purpose will prepare this annual estimated value of our shares based on the estimated amount that would be received if our assets were sold as of the close of the fiscal year and if the proceeds, together with our other funds, were distributed pursuant to a liquidation. For 12 months after the completion of our last public equity offering prior to the listing of our shares on a national securities exchange, our advisor will use the most recent price paid to acquire a share in that offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per-share value of our shares. After that time, we would publish a per-share valuation determined by our advisor or another firm chosen for that purpose. No independent appraisals of our assets will be required during the initial period or at any time thereafter. Stockholders should be aware that:

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

As of December 31, 2009, we owned interests in approximately 310,300 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 310,300 acres, we owned fee-simple interests in approximately 223,300 acres and long-term leasehold interests in approximately 87,000 acres. As of December 31, 2009, our timberlands contained an estimated 11.0 million tons of merchantable timber inventory, approximately 5.8 million tons of which was pine, and the remainder was comprised of various hardwood species. As of December 31, 2009, our timberlands contained plantations of different age classes ranging from one to 70 years.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 28, 2010, we had approximately 20.2 million shares of common stock outstanding held of record by a total of approximately 7,500 stockholders. The number of stockholders is based on the records of Boston Financial Data Services, Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

Under Financial Industry Regulatory Authority, Inc. (“FINRA”) Conduct Rules, to allow FINRA members and their associated persons to participate in the ongoing Follow-On Offering of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells TIMO will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells TIMO’s estimated value of the shares is $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that the current public offering price for our shares is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the timberland properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those timberland properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those timberland properties. Following the completion of our offering stage, Wells TIMO expects to continue to use the current offering price of our shares as the estimated per-share value reported in our annual reports on Form 10-K for a period not to exceed 12 months after the completion of our offering stage. (We will view our offering stage as complete upon the termination of all public equity offerings. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells Timberland OP.)

Use of Public Offerings Proceeds

On August 11, 2006, the Registration Statement on Form S-11 (File No. 333-129651) filed with the SEC for our Initial Public Offering was declared effective. WIS served as the dealer-manager for our Initial Public Offering. Pursuant to our Initial Public Offering, we offered a total up to 85 million shares of our common stock, with 75 million shares offered at $10.00 per share in our primary offering and 10 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan, aggregating up to $845.5 million. We terminated the Initial Public Offering on August 11, 2009. We raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On August 6, 2009, the Registration Statement on Form S-11 (File No. 333-157087) filed with the SEC for our Follow-On Offering was declared effective. WIS is serving as the dealer-manager for our Follow-On Offering. Pursuant to our Follow-On Offering, we are offering a total of up to 220.9 million shares of our common stock, with 200.0 million shares offered at $10.00 per share in our primary offering and 20.9 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan, aggregating up to $2.2 billion. As of December 31, 2009, we have raised gross offering proceeds of approximately $19.3 million from the sale of common shares under our Follow-On Offering. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.

As of December 31, 2009, we had sold approximately 19.5 million shares of common stock in our Public Offerings, raising gross offering proceeds of approximately $194.1 million. From this amount, we incurred approximately $16.3 million in selling commissions and dealer-manager fees to WIS, approximately $2.3 million in organization and offering costs to Wells TIMO, and approximately $0.6 million in share redemptions.

For the year ended December 31, 2009, the ratio of the cost of raising capital to the capital raised was 9.6%. With the net proceeds of approximately $54.4 million from the sale of our common stock and proceeds of approximately $0.8 million from the sale of our preferred stock in private transactions, we paid down the Mezzanine Loan by approximately $50.7 million, funded interest payments on the Mezzanine Loan, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows for the year ended December 31, 2009.

Dividends

We have not paid any cash distributions to our stockholders due to restrictions resulting from the terms of the Senior Loan and Mezzanine Loan agreements. We will be unable to pay cash distributions to our stockholders except for distributions required to maintain our status as a REIT until we have reduced our current indebtedness to a loan-to-collateral value of less than 40%, which we expect will occur in one to three years.

Redemptions of Common Stock

Our board of directors has adopted a share redemption plan for stockholders who hold their shares for more than one year, subject to certain limitations and penalties. The share redemption plan provides that we may repurchase a stockholder’s common stock for $9.10 per share during our Public Offerings. However, the terms of the Senior Loan and Mezzanine Loan obtained in connection with the acquisition of the Mahrt Timberland prohibited us from redeeming any of our stockholders’ shares under the share redemption plan (except in cases of death or qualifying disability) until the Mezzanine Loan was repaid in full and the Senior Loan was reduced to a 40% loan-to-collateral value ratio.

The initial redemption price is expected to remain fixed until one year after we complete our public equity offerings (other than secondary offerings or offerings related to a distribution reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in Wells Timberland OP). Thereafter, the redemption price would equal 95% of our per-share value as estimated by Wells TIMO or another firm chosen by the board of directors for that purpose.

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

All of the shares that we redeemed pursuant to our share redemption plan during the quarter ended December 31, 2009 are provided below:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan or Program(2)	Approximate Dollar
				Value of Shares Available That May Yet Be Redeemed Under the Program
October 2009	3,000	$10.00	3,000		(3)
November 2009	—	—	—		(3)
December 2009	13,000	$10.00	13,000		(3)

(1)	All shares were redeemed pursuant to our publicly announced program described above.
(2)	Our Amended and Restated 2005 Long-Term Stock Incentive Plan (the “Long-Term Incentive Plan”) was originally adopted by our board on October 31, 2005 and expires on October 31, 2015.
(3)	We currently limit the dollar value of shares that may yet be redeemed under the plan as described above.

During the years ended December 31, 2009 and 2008, approximately 25,720 and 30,000 shares, respectively, were redeemed under the share redemption plan for approximately $257,200 and $300,000, respectively, or $10.00 per share. No shares were redeemed under the share redemption plan during the year ended December 31, 2007.

Recent Sales of Unregistered Securities

Issuance of Common Stock

During the year ended December 31, 2009, we issued approximately 2,796 shares of common stock to two of our independent directors as payment in lieu of cash for a portion of their annual retainer. These shares were issued at $9.12 per share and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, as the securities were issued privately to two accredited investors.

Issuance of Stock Options

On August 5, 2009, we issued options to purchase 4,000 shares of common stock at an exercise price of $10.00 per share to our independent directors under our Long-Term Incentive Plan. These options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as the options were issued privately to four accredited investors. The stock options issued pursuant to our Long-Term Incentive Plan must be exercised not more than ten years from the date of grant.

Issuance of Series B Preferred Stock

On December 31, 2009, we issued 800 shares of Series B preferred stock to Wells REF in exchange for approximately $0.8 million, or $1,000 per share. Dividends will accrue on the Series B preferred stock at the rate per annum of 8.5% per year, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series B preferred stock. If authorized by our board of directors, accruing dividends on the Series B preferred stock are payable on September 30, 2010 and on September 30 of each year thereafter. Our Series B preferred stock is not convertible into shares of our common stock. If we are liquidated or dissolved, the holders of our preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of our common stock or any other class or series of our capital stock ranking junior on liquidation to the Series B preferred stock. The Series B preferred stock ranks in parity with Wells Timberland REIT’s Series A preferred stock with respect to dividends and payments upon a dissolution of Wells Timberland REIT.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2009, 2008, 2007, 2006, and the period from inception (September 27, 2005) through December 31, 2005, should be read in conjunction with the accompanying consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” hereof.

	As of December 31,
	2009	2008	2007	2006	2005
Total assets	$371,571,157	$390,986,924 (1)	$828,567,130	$328,907	$203,000
Total liabilities	$244,046,346	$298,712,216 (1)	$775,523,302	$776,918	—
Total stockholders’ equity (deficit)	$127,524,811	$92,274,708	$53,043,828	$(448,011)	$203,000
Outstanding debt	$216,841,297	$274,332,679	$759,577,170	—	—
Outstanding long-term debt	—	$208,600,930	$609,979,000	—	—

	For the Year Ended December 31,
	2009	2008	2007	2006	2005(2)
Total revenues	$52,245,649	$48,271,055	$8,273,933	—	—
Net loss	$(19,948,257)	$(53,274,682)	$(17,346,062)	$(669,011)	—
Net loss available to common stockholders	$(23,588,636)	$(56,317,035)	$(17,975,682)	$(669,011)	—
Adjusted EBITDA(3)	$13,738,972	$10,830,037	$(306,026)	$(669,011)
Cash flows provided by (used in) operating activities	$5,029,535	$(6,593,970)	$(3,434,342)	$(777,089)	—
Cash flows (used in) provided by investing activities	$(1,646,784)	$3,000,109	$(419,106,990)	—	—
Cash flows (used in) provided by financing activities	$(1,865,964)	$6,239,172	$423,813,283	$776,918	$203,000
Per-share data—basic and diluted:
Net loss available to common stockholders	$(1.43)	$(6.30)	$(17.73)	$(33.45)	—
Weighted-average common shares outstanding	16,495,708	8,937,431	1,014,108	20,000	20,000

(1)

Total assets and liabilities decreased significantly from December 31, 2007 to December 31, 2008 due to the disposition of two wholly owned subsidiaries on December 18, 2008 with total assets and liabilities of approximately $410.9 million and $404.3 million, respectively, as of December 31, 2007.

(2)	Represents the period from September 27, 2005 (date of inception) through December 31, 2005.
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

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales. We also generate additional revenues and income from selling timberland considered by third parties to have a higher and better use, by leasing land-use rights to third parties, and from selling the rights to extract natural resources from timberland other than timber. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. For the years ended December 31, 2009 and 2008, approximately 46% and 41%, respectively, of our revenue was derived from the Timber Agreements. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007 and our German Offering commenced in July 2008. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale or our common stock under our Follow-On Offering on August 12, 2009. We continued receiving investor proceeds under our Public Offerings (together with the German Offering, the “Offerings”) through December 31, 2009. Thus, the results of our operations for the years ended December 31, 2009 and 2008 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses that represent a high percentage of total revenues but are expected to decrease as the enterprise grows. As of December 31, 2009, we have raised gross offering proceeds of approximately $194.1 million through the issuance of our common stock in our Public Offerings and approximately $43.6 million through the issuance of our preferred stock to Wells REF.

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

On December 18, 2008, in preparation to qualify as a REIT, we sold two of our wholly owned subsidiaries, Wells Timberland Acquisition, LLC (“Wells Timberland Acquisition”) and MWV SPE, LLC (“MWV SPE”), to Wells REF for a gross sales price of approximately $2.0 million, excluding customary closing costs (the “Subsidiary Disposition”). At the time of its disposition, MWV SPE held the Deposit Account and MWV Promissory Note related to the Mahrt Timberland acquisition, which caused us to not meet the operational requirements of the REIT rules under the Internal Revenue Code for the year ended December 31, 2008. All other timber assets and debt associated with the Mahrt Timberland were transferred to Wells Timberland OP prior to the Subsidiary Disposition. As a result of the Subsidiary Disposition, we recognized a net loss on sale of approximately $4.7 million for the year ended December 31, 2008, and received net sales proceeds of approximately $2.0 million, which was used to pay down the Mezzanine Loan associated with the Mahrt Timberland and fund a working capital account. After the Subsidiary Disposition, neither we nor any of our subsidiaries are an obligor on the MWV Promissory Note or holds an interest in the Deposit Account. The disposition of Wells Timberland Acquisition, and indirectly MWV SPE and the Deposit Account, removed certain impediments to our ability to be taxed as a REIT.

Third-party borrowings associated with the Mahrt Timberland acquisition consisted of the Senior Loan, which was a first mortgage loan of $212.0 million with CoBank serving as lead lender and administrative agent, and the Mezzanine Loan, which was a second mortgage loan, as amended, for $160.0 million with Wachovia Bank serving as lead lender and administrative agent. During 2009, we raised gross offering proceeds of approximately $60.4 million through the issuance of our common stock and approximately $0.8 million through the issuance of our preferred stock, which was used to fund principal and interest payments on the Mezzanine Loan.

On March 24, 2010, we entered into the Mahrt Loan. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the Senior Loan and the Mezzanine Loan and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month London Interbank Offer Rate (“LIBOR”) plus a margin that varies based on the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination.

Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us to repay the Mahrt Loan and to further diversify our portfolio of timber assets. To the extent that significant funds are not raised, we may not be able to repay the Mahrt Loan or achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Timber Market Economic Factors Impacting Our Business

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the timber markets in which we operate.

In 2009, the U.S. economy’s growth, as measured by the U.S. real gross domestic product (“GDP”) decreased 2.4% compared with a growth rate of 0.4% in 2008. However, real GDP increased at a rate of 5.9% in the fourth quarter of 2009. This improvement was driven by increased spending on business equipment and software, a jump in the value of exports, and a turnaround in inventories, or the supply of goods that businesses produce in anticipation of sales, as businesses slashed inventories in late 2008 and early 2009 due to concerns about worsening economic conditions.

Timberland operating performance is influenced by a variety of factors, including the supply of timber; demand for pulp and paper products, lumber, panel, and other wood-related products; competition; and changes in timber prices and in harvest levels of timberlands. The demand for lumber, panel, and other wood-related products is largely affected by the level of new residential construction activity and repair and remodeling. The number of housing starts, which is generally considered to be a leading indicator of the general U.S. economy, dropped to a record low in 2009 as a result of continued turmoil in the mortgage market, the cost and availability of credit, and declines in real estate markets. Repair and remodeling expenditures did not have a significant impact on demand. As a result of the continued decline in demand for lumber, panel, and other wood-related products, average stumpage prices for Southern U.S. pine sawtimber and chip-n-saw have fallen approximately 14% and 8%, respectively, from a year ago.

While lumber and log markets continued to weaken during 2009, pulpwood markets remained strong throughout the year. Average southern U.S. pine pulpwood prices, which hit a 10-year high in the fourth quarter of 2008, remained relatively steady in 2009. When lumber markets are weak and lumber mills slow down production, they produce fewer by-products, which are a cheap source of chips for paper mills. Paper mills must then purchase more pulpwood in the timber market to make up for the shortfall, which leads to increased demand and prices for pulpwood.

Many analysts are predicting that chip-n-saw and sawtimber markets have hit bottom. However, because of the continued weak economic conditions in the U.S., we expect demand for chip-n-saw and sawtimber, and therefore prices, to remain low during 2010. Demand for pulp and paper products has shown some improvement at the end of 2009. Even so, we expect pulpwood prices to remain steady at average prices achieved during 2009.

Our operating and financial plans for 2010 were established to meet volume obligations under the Timber Agreements, meet the debt service requirements of our credit facilities, and continue to maximize the production capacity and long-term value of the Mahrt Timberland through intensive forest management and silvicultural techniques, while taking into consideration the difficult market and economic conditions likely to be faced during the year. We intend to capitalize on the operational flexibility afforded to timberland owners in order to take advantage of then-prevailing market prices, including, but not limited to, adjusting harvest levels in context of supply and demand for wood in the local wood markets. Although we believe that our timber assets are well-positioned to weather current market conditions, we are not immune to the adverse effects of a prolonged downturn in the economy or continued disruption in the credit markets, which conditions would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources

Overview

During 2009, we raised proceeds under our Public Offerings, net of commissions, dealer-manager fees, other offering costs and redemptions of common stock, of approximately $54.4 million, substantially all of which was used to fund principal and interest payments on the Mezzanine Loan. On March 24, 2010, proceeds from the Mahrt Loan were used to pay off the outstanding balances of the Mezzanine Loan and Senior Loan. All of the proceeds raised under our Offerings of common stock, net of fees and expenses, and net cash flows generated from our operations are required to be used to service the Mahrt Loan. We are required to make principal reduction payments on the Mahrt Loan on September 30, 2010, March 31, 2011, September 30, 2011, and March 31, 2012, reducing the outstanding balance to an amount not greater than $198.5 million, $186.0 million, $173.5 million, and $161.0 million, respectively. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full.

The Mahrt Loan contains restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders until we elect to be taxed as a REIT. Once we make our REIT election, we may make payments or distributions to our stockholders as required to maintain our REIT qualification. As a result, we will be unable to make any payments or distributions to our stockholders until we qualify and elect to be taxed as REIT. Once the Mahrt Loan has been reduced to a loan-to-collateral value ratio of less than 40%, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis. Future proceeds raised from the sale of our shares under our Offerings will be deemed available for investment in timberland and related assets, subject to certain restrictions and available to fund capital expenditures, to pay down future outstanding borrowings, and to redeem preferred stock. In addition to those restrictive covenants discussed above, the Mahrt Loan requires us to maintain a minimum fixed-charge coverage ratio, as defined by the credit agreement, of 1.05:1.00 beginning with the quarter ending September 30, 2010.

We anticipate that our primary sources of future capital will be derived from the sale of our common stock under our Offerings and from operations through the sale of timberland and rights to access our land and harvest our timber to MeadWestvaco and other third parties. Following the settlement of the Mahrt Loan, the amount of cash available for distribution to stockholders and the level of distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital, and other debt service requirements, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

During 2009, we raised proceeds from the sale of common stock under our Public Offerings, net of commissions and dealer-manager fees, of approximately $55.4 million, which was used, along with $0.8 million raised through the sale of our preferred stock, to pay down the Mezzanine Loan by approximately $50.7 million, fund interest expense on the Mezzanine Loan, and fund a redemption of common stock of approximately $0.3 million. We generated net operating cash for the year ended December 31, 2009 of approximately $5.0 million, which was used to fund principal and interest payments on the Senior Loan. Net operating cash is primarily comprised of receipts for timber and timberland sales, rental income from recreational leases, and interest income in excess of interest expense, operating costs, asset and forestry management fees, and general and administrative expenses. For the year ended December 31, 2009, we generated net proceeds from the sale of timberland of approximately $4.8 million, approximately $3.8 million of which was used to pay down the Senior Loan, approximately $0.8 million of which was used to fund a working capital reserve, and approximately $0.2 million of which was used to fund a performance deposit. During the year ended December 31, 2009, net cash outflows from investing activities was approximately $1.6 million, which is comprised of approximately $1.0 million of investments in timber, timberland, and related assets and approximately $0.6 million of lender-required escrow deposits. We expect to utilize the residual cash balance of approximately $5.6 million as of December 31, 2009 to satisfy current liabilities.

The Mahrt Loan, which was entered into on March 24, 2010, contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times beginning with the quarter ending September 30, 2010;

•	limits our loan-to-collateral value ratio, as defined, to 50% or less beginning as of December 31, 2010; and

•

requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Loan during any time the loan-to-collateral value ratio is 30% or greater. Once the loan-to-collateral value ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Loan.

Long-Term Liquidity and Capital Resources

Over the long term, we expect our primary sources of capital to include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. Once allowed under the restrictive covenants of the Mahrt Loan, we anticipate funding distributions to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund distributions as well. We expect our principal demands for capital to include funding future acquisitions of timberland, either directly or through investments in joint ventures; capital improvements for such timberland; offering-related costs; operating expenses, including interest expense on any outstanding indebtedness; and distributions.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once allowed under the restrictive covenants of the Mahrt Loan, we anticipate using a substantial portion of cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland, to repay amounts due to affiliates and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. After reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40%, we anticipate using substantially all net proceeds generated from the sale of our shares under our Offerings to fund future acquisitions of timberland, to fund capital expenditures, to pay down future outstanding borrowings, and to redeem preferred stock. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of our timber assets before adjustment for noncash reserves, depletion, amortization, and depreciation; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. In accordance with our charter, our board of directors, including a majority of our independent directors, determined that borrowing in excess of our general leverage limitation of 300% of our net assets was justified in connection with the Mahrt Timberland transaction because of the significance of the portfolio acquired and our expectation that subsequent proceeds raised in our Initial Public Offering would enable us to significantly reduce our overall leverage over time. As of December 31, 2009, our leverage ratio was approximately 53% and our debt-to-net assets ratio was approximately 128%. As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

All of the proceeds raised under our Offerings, net of fees and expenses, are required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40% is attained. See “—Liquidity and Capital Resources.”

As of December 31, 2009, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$216,841,297	$216,841,297	$—	$—	$—
Estimated interest on debt obligations(1)(2)	6,367,126	6,367,126	—	—	—
Operating lease obligations	17,704,821	1,964,908	3,563,831	2,827,123	9,348,959
Due to affiliates(3)	19,470,549	—	19,470,549	—	—

Total	$260,383,793	$225,173,331	$23,034,380	$2,827,123	$9,348,959

(1)

Represents respective obligations under the Mezzanine Loan and Senior Loan as of December 31, 2009. On March 24, 2010, we entered into the Mahrt Loan for $211.0 million, the proceeds of which were used to pay off the outstanding balances of the Mezzanine Loan and Senior Loan.

(2)	Amounts include impact of interest rate swaps. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information regarding our interest rate swaps.
(3)

The Mezzanine Loan and Senior Loan contained restrictive covenants that prohibited Wells Timberland REIT from paying monthly asset management fees, administrative expense reimbursements, and a substantial portion of organization and offering cost reimbursements to Wells TIMO until the Mezzanine Loan was repaid in full and after reduction of the Senior Loan to a 40% loan-to-collateral value ratio. The Mahrt Loan contains restrictive covenants that prohibit Wells Timberland REIT from paying accrued amounts until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 30%, which we expect to occur in one to three years.

Results of Operations

Our Initial Public Offering was declared effective on August 11, 2006, and we began actively selling shares of our common stock in May 2007. Following the receipt and acceptance of subscriptions for the minimum offering of $2.0 million on July 11, 2007, we acquired interests in approximately 322,800 acres of timberland in October

2007. On December 18, 2008, in preparation to qualify as a REIT, we disposed of certain subsidiaries with significant non-timber assets and liabilities. Income and expenses associated with these disposed subsidiaries were classified as normal operations in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007. Accordingly, the results of operations presented for the years ended December 31, 2009, 2008, and 2007, are not directly comparable.

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. In 2009, average prices for sawtimber and chip-n-saw were approximately 19% and 9%, respectively, lower than in 2008, primarily due to weak lumber and plywood markets resulting from the significant decline in new residential and commercial construction. Average pulpwood prices were 7% higher in 2009 as compared to 2008 due to a shortage of wood chips as a result of curtailed lumber production. For the year ended December 31, 2009, our pulpwood harvest increased by approximately 21% and our sawtimber and chip-n-saw harvests decreased by approximately 6% and 29%, respectively, compared to the year ended December 31, 2008. Our contract logging and hauling rate for the year ended December 31, 2009 was 13% higher compared to the year ended December 31, 2008, primarily due to increases in harvested volumes. Prior to January 1, 2009, depletion rates for our fee-simple tracts were determined by dividing the acquisition costs attributable to its timber by the volume of timber acquired. On January 1, 2009, depletion rates for our fee-simple timber tracts owned for longer than one year were adjusted for silviculture costs incurred and expected to be incurred, and for the total timber volume estimated to be available over the harvest cycle. These adjustments resulted in lower depletion rates for our fee-simple tracts owned for longer than one year compared to 2008. In 2009, our average outstanding borrowings were approximately $454.5 million lower than in 2008, primarily due to the disposition of the MWV Promissory Note in connection with the Subsidiary Disposition on December 18, 2008.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2009

Revenue. Revenues increased from approximately $48.3 million for the year ended December 31, 2008 to approximately $52.2 million for the year ended December 31, 2009 due to increases in timber sales, timberland sales, and other revenues of approximately $2.5 million, $0.5 million, and $0.9 million, respectively. Revenue from timber sales increased due to an approximately 7% increase in pulpwood prices and an approximately 21% increase in pulpwood harvest volumes, offset by lower sawtimber and chip-n-saw prices and related harvest volumes. Revenue from timberland sales increased as a result of selling approximately 3,000 acres during the year ended December 31, 2009 as compared to selling 1,760 acres during 2008. Other revenue increased primarily due to receipts of approximately $0.7 million related to a timberland lease termination and approximately $0.1 million associated with the carbon storage agreement that was entered into in March 2009.

We expect total harvest volumes to decrease in 2010 due to a reduction in thinnings in 2009. As such, future revenue from timber sales related to the Mahrt Timberland is expected to decrease slightly based on lower harvest volumes and relatively stable timber prices. Due to general economic conditions and the lack of available credit, we expect timberland sales to remain relatively stable during 2010. We expect other revenues to increase due to increases in fuel wood sales and matching funds received from the U.S. Department of Agriculture’s Biomass Crop Assistance Program.

Operating expenses. Contract logging and hauling costs increased approximately 13% from approximately $20.1 million for the year ended December 31, 2008 to approximately $22.6 million for the year ended December 31, 2009 due to an approximately 12% increase in delivered wood volume. Depletion decreased from approximately $21.5 million for the year ended December 31, 2008 to approximately $17.4 million for the year ended December 31, 2009 due to lower depletion rates on our fee-simple tracts compared to 2008. Cost of timberland sales increased from approximately $2.8 million in 2008 to approximately $3.4 million in 2009, primarily as a result of selling approximately 1,250 more acres in 2009. Land rent expense decreased from approximately $2.5 million in 2008 to approximately $2.3 million in 2009 due to expirations of certain timberland leases. Other operating expenses decreased from approximately $3.6 million in 2008 to approximately $3.4 million in 2009, primarily due to a decrease in property tax expense of approximately $1.0 million as a result of participating in forest conservation programs, offset by an approximately $0.7 million increase in basis of timber on terminated leases.

Contract logging and hauling, depletion, and other operating expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets. Asset and forestry management fees, which are primarily based on the number of acres managed, are expected to remain relatively stable due to no significant changes in the number of acres owned during the year. Prior to the acquisition of additional timber assets, land rent expense is expected to decrease approximately 9% during 2010 due to the expiration of certain timberland leases.

General and administrative expenses. General and administrative expenses decreased from approximately $4.7 million for the year ended December 31, 2008 to approximately $4.1 million for the year ended December 31, 2009, primarily due to a decrease in salary expense. Under the Advisory Agreement, Wells TIMO has the responsibility of limiting our general and administrative expenses, as defined by our charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, Wells TIMO must reimburse the excess operating expenses to us within 60 days after the end of each fiscal quarter. For the year ended December 31, 2009, Wells TIMO reimbursed us approximately $0.7 million of salary expense. See Note 12 to our accompanying consolidated financial statements for more information. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest income. Interest income decreased from approximately $14.5 million for the year ended December 31, 2008 to approximately $27,000 for the year ended December 31, 2009, primarily as a result of the disposition of the Deposit Account on December 18, 2008 in connection with the Subsidiary Disposition. Interest income earned on the Deposit Account was almost entirely offset by interest expense incurred on the MWV Promissory Note. Future levels of interest income will vary, primarily due to changes in amounts required to be escrowed by our lenders and changes in market interest rates during future periods.

Interest expense. Interest expense decreased from approximately $42.3 million for the year ended December 31, 2008 to approximately $10.0 million for the year ended December 31, 2009, primarily as a result of the disposition of the MWV Promissory Note on December 18, 2008 in connection with the Subsidiary Disposition, lower principal balances outstanding on our debt facilities, and an approximately $5.1 million reduction in amortization of deferred financing costs. Interest expense, as compared to prior periods, is expected to continue to decrease as we pay down our debt facilities; however, actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $2.1 million for the year ended December 31, 2009 compared to a loss of approximately $7.0 million for the year ended December 31, 2008. The loss was primarily due to the fact that the variable interest rate incurred on our Senior Loan was lower than the contractual interest rates of the related interest rate swaps during the year ended December 31, 2009. The decrease in the loss was primarily due to decreases in the notional amounts and lengths of time remaining under the respective swap contracts, changes in market interest rates, and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $53.3 million for the year ended December 31, 2008 to approximately $19.9 million for the year ended December 31, 2009, as a result of an approximately $6.0 million improvement in operating loss and decreases in interest expense, net of interest income, loss on interest rate swaps, and loss on sale of subsidiaries of approximately $17.8 million, $4.9 million, and $4.7 million, respectively. We sustained a net loss for the year ended December 31, 2009, primarily as a result of incurring interest expense, net of interest income, of $10.0 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, incurring a loss on interest rate swaps of approximately $2.1 million related to our hedging of interest rate risk, and continued decreases in sawtimber and chip-n-saw prices. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the years ended December 31, 2009, 2008, and 2007 was $1.43, $6.30, and $17.73, respectively. As we continue to raise equity under our Offerings to repay our outstanding debt, we anticipate additional decreases in interest expense, which is expected to reduce future net losses.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2008

Revenue. During the fourth quarter of 2007, we acquired interests in approximately 322,800 acres of timberland with an estimated 11.8 million tons of merchantable timber inventory. Timber sales and other revenues increased from approximately $7.7 million and $0.6 million, respectively, for the year ended December 31, 2007 to approximately $41.0 million and $2.8 million, respectively, for the year ended December 31, 2008, as a result of owning the Mahrt Timberland for an entire year. During the year ended December 31, 2008, we recognized $4.5 million of timberland sales as a result of selling approximately 1,760 acres. No timberland was sold during 2007.

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

Interest rate risk instruments. We recognized a net loss on our interest rate swap agreements that do not qualify for hedge accounting treatment of approximately $7.0 million for the year ended December 31, 2008 compared to a loss of approximately $4.4 million for the year ended December 31, 2007, primarily due to a market value adjustment to the interest rate swap agreement on the Senior Loan, which was prompted by declines in market interest rates during 2008 and a revised economic outlook, which anticipated additional declines in market interest rates.

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

Portfolio Information

As of December 31, 2009, we owned interests in approximately 310,300 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 310,300 acres, we owned fee simple interests in approximately 223,300 acres and long-term leasehold interests in approximately 87,000 acres. As of December 31, 2009, our timberlands contained an estimated 11.0 million tons of merchantable timber inventory and plantations of different age classes ranging from one to 70 years.

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

For the year ended December 31, 2009, Adjusted EBITDA was approximately $13.7 million, an increase of approximately $2.9 million from the year ended December 31, 2008, primarily due to increases in revenues and decreases in general and administrative expenses. Wells Timberland REIT’s reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2009, 2008, and 2007 follows:

	2009	2008	2007
Net loss	$(19,948,257)	$(53,274,682)	$(17,346,062)
Add:
Unrealized (gain) loss on interest rate swaps that do not qualify for hedge accounting treatment	(3,319,234)	3,144,022	3,696,229
Depletion	17,443,684	21,513,106	4,116,992
Amortization(1)	1,636,393	6,924,855	1,950,644
Basis of timberland sold	3,228,363	2,568,538	—
Basis of timber on terminated leases	705,780	—	—
Loss on sale of subsidiaries	—	4,696,944	—
Interest expense(1)(2)	13,992,243	25,257,254	7,276,171

Adjusted EBITDA	$13,738,972	$10,830,037	$(306,026)

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of major road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

(2)

Excludes interest expense of approximately $14.1 million and $4.9 million for the years ended December 31, 2008 and 2007, respectively, incurred on the MWV Promissory Note, as amount is entirely offset by interest income earned on a certificate of deposit.

Election as a REIT

Pursuant to our charter, our board of directors has the authority to determine when and if it is in our best interest to elect to be taxed as a REIT for federal income tax purposes. Due to our acquisition of the Mahrt Timberland on October 9, 2007 and restrictions imposed by the Senior Loan and Mezzanine Loan, we were not eligible to elect to be taxed as a REIT prior to the year ended December 31, 2009. We expect that our board of directors will elect for us to be taxed as a REIT for the taxable year ended December 31, 2009. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we subsequently fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to bi-annual market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation. Because of our brief operating history, we have not noticed a significant impact from inflation on our revenues, net sales, or net income from continuing operations.

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

Timber Assets

Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated amortization. We capitalize timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation; growing or purchases of seedlings; planting, fertilization, and herbicide application; and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads capitalized are amortized over their estimated useful lives. Costs for roads built to access a single logging site are expensed as incurred.

Depletion

Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for lease tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements

Evaluation the Recoverability of Timber Assets

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

Intangible Lease Assets

In-place ground leases with us as the lessee have value associated with effective contractual rental rates that are below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases.

Revenue Recognition

Revenue from the sale of timber is recognized when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) legal ownership and the risk of loss are transferred to the purchaser, (iii) price and quantity is determinable, and (iv) collectibility is reasonably assured. Our primary sources of revenue are recognized as follows:

(1)	For delivered sales contracts, which include amounts sufficient to cover costs of logging and hauling of timber, revenues are recognized upon delivery to the customer.

(2)	For pay-as-cut contracts, the purchaser acquires the right to harvest specified timber on a tract, at an agreed-upon price per unit. Payments and contract advances are recognized as revenue as the timber is harvested based on the contracted sale rate per unit.

(3)	For lump-sum sale contracts, the purchaser generally pays the purchase price upon execution of the contract. Title to the timber and risk of loss transfers to the buyer at the time the contract is consummated. Revenues are recognized upon receipt of the purchase price. When the contract expires, ownership of the remaining standing timber reverts to us; however, adjustments are not made to the revenues previously recognized. Any extensions of time will be negotiated under a new or amended contract.

(4)	Revenues from the sale of higher and better use timberland and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method.

(5)	For recreational leases, rental income collected in advance is recorded as other liabilities in the accompanying consolidated balance sheets until earned over the term of the respective recreational lease and recognized as other revenue.

Related-Party Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells TIMO or its affiliates, including asset management and disposition fees, selling commissions, and dealer-manager fees, as well as subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 12 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees, and reimbursements. For the year ended December 31, 2009, the aggregate amount of advisory fees and other fees incurred or paid to our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $11.8 million.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 and Note 12 of our accompanying consolidated financial statements for further explanations. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Supply Agreements;

•	FRC Timberland Operating Agreement;

•	Obligations under Operating Leases;

•	Carbon Storage Agreement;

•	Advisory Agreement; and

•	Litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2010 through February 28, 2010, we raised approximately $7.1 million through the issuance of approximately 0.7 million shares of our common stock under our Follow-On Offering. As of February 28, 2010, approximately 197.4 million shares remained available for sale to the public under our Follow-On Offering, exclusive of shares available under our distribution reinvestment plan. No proceeds were received from issuance of common stock under the German Offering from January 1, 2010 through February 28, 2010. As of February 28, 2010, approximately 53.8 million shares remained available for sale to the Funds under our German Offering.

Mahrt Loan

We entered into the Mahrt Loan on March 24, 2010. See Part I, Item 1. Business and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for terms and conditions of the Mahrt Loan.

Rabobank Interest Rate Swap

On March 24, 2010, as required by the terms of the Mahrt Loan, we entered into an interest rate swap agreement with Rabobank Group (“Rabobank”) to hedge our exposure to changing interest rates on a portion of the Mahrt Loan that is subject to a variable interest rate (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap has an effective date of September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank based on $28.5 million to $67.5 million notional amount of the Mahrt Loan.

Placement Agent Agreement

On February 25, 2010, we entered into a placement agent agreement (the “Viscardi Placement Agent Agreement”) with Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells

Germany”) and Viscardi AG, a corporation organized under the laws of Germany (“Viscardi”). Viscardi is not in any way affiliated with us, Wells Germany, or any of their respective affiliates. Pursuant to the Viscardi Placement Agent Agreement, we have engaged Viscardi to act as one of our placement agents in connection with one or more sales by us to potential purchasers (collectively, the “Purchasers”) that are identified by Viscardi (each, a “Transaction” and together, the “Transactions”) of up to 10,362,294 shares (the “Shares”) of our common stock, par value $.01 per share (the “Common Stock”), at a price per share of $9.65, for an aggregate purchase price of up to approximately $100 million (the “2010 German Offering”). The Viscardi Placement Agent Agreement will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on an exchange (as defined in the Securities Exchange Act of 1934, as amended) or the disposition of all or a majority of our assets or capital stock (a “Liquidity Event”) or (ii) December 31, 2018. We intend to enter into additional placement agent agreements in connection with the 2010 German Offering under substantially the same terms as the Viscardi Placement Agent Agreement. The sale of Shares in the 2010 German Offering is being conducted pursuant to Regulation S under the Securities Act and is separate and in addition to our ongoing, concurrent follow-on public offering in the U.S.

Pursuant to the Viscardi Placement Agent Agreement, Viscardi will serve as one of our placement agents in connection with the Transactions identified by Viscardi and will provide ongoing account maintenance and administrative services with respect to these Purchasers. In its capacity as placement agent, Viscardi must use its reasonable efforts to identify Purchasers for Shares and to assist us in effecting a Transaction. In no event shall Viscardi be obligated to purchase the Shares for its own account or for the account of its affiliates or customers. In connection with the appointment as placement agent, Viscardi shall, to the extent appropriate and requested by us: (i) assist us with communications to be provided to prospective Purchasers; (ii) assist us in structuring the financial aspects of the Transaction; (iii) identify and contact selected potential Purchasers of the Shares and furnish them, on our behalf, with copies of the private placement memorandum; (iv) conduct all sales and marketing activities with respect to the Transactions in accordance with the terms of the Viscardi Placement Agent Agreement and Regulation S under the Securities Act; and (v) with respect to the period following the consummation of a Transaction, provide ongoing account maintenance and administrative services, including, without limitation, serving as an administrator for our unregistered distribution reinvestment plan and share redemption plan offered in connection with shares of Common Stock sold in these Transactions.

Structuring Agent Agreement

On February 25, 2010, we entered into a structuring agent agreement (the “Structuring Agent Agreement”) with Wells Germany. Wells REF, which is the owner of Wells Capital, our sponsor, indirectly owns a minority interest in Wells Germany. Pursuant to the Structuring Agent Agreement, we have engaged Wells Germany to serve as the structuring agent in connection with the Transactions to assist us and Viscardi in (i) structuring these Transactions in compliance with German legal and tax requirements; (ii) effecting these Transactions by identifying and contacting selected potential purchasers of the Shares; (iii) preparing the private placement memorandum for use in connection with these Transactions, particularly as it relates to German legal and tax requirements; (iv) negotiating the financial aspects of these Transactions; and (v) providing such additional ongoing services contemplated by the Structuring Agent Agreement. The Structuring Agent Agreement will terminate upon the conclusion of the 2010 German Offering, provided however, that with respect to the additional ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a Liquidity Event or (ii) December 31, 2018.

In the Follow-On Offering, our shares of common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, we receive net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, we are selling the Shares to the Purchasers at a price per share of $9.65. No sales commission or the dealer-manager fee is payable in connection with the German Offering; however, we will pay Viscardi a transaction fee of $0.25 per share purchased in each Transaction payable upon the closing of each Transaction, as well as an annual fee of $0.02 per share purchased in each Transaction payable on December 31st of each year. In addition, we will pay Wells Germany a structuring fee equal to $0.20 per share purchased in each Transaction payable within 10 days of the applicable purchase. As a result, in the German Offering, we will receive net proceeds (before expenses) of $9.20 per share (which is greater than the $9.12 per share that it receives in our Follow-On Offering after deducting the sales commission and the dealer-manager fee). The fees related to a Transaction can be waived in whole or in part at the discretion of the placement agent, and fee waivers will result in the price per share being discounted in the amount of such fee waiver.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of December 31, 2009, our financial instruments consisted of both fixed- and variable-rate debt. As of December 31, 2009, our consolidated debt consisted of the following:

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$20,852,588	—	—	—	—	—	$20,852,588
Effectively fixed-rate debt	$195,988,709	—	—	—	—	—	$195,988,709

Average interest rate:
Effectively variable-rate debt	1.74%	—	—	—	—	—	1.74%
Effectively fixed-rate debt	5.32%	—	—	—	—	—	5.32%

As of December 31, 2009, approximately $20.9 million of the Senior Loan bore interest at a variable rate, as approximately $181.0 million of the Senior Loan had been effectively fixed through the interest rate swaps described below. The weighted-average interest rate of our fixed- and variable-rate debt was 4.97%, as of December 31, 2009, and the estimated fair value of our notes payable was approximately $212.7 million.

The Senior Loan, which was paid off on March 24, 2010, bore interest at one-, two-, or three-month LIBOR plus a margin that varies based on the ratio of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination. The terms of the Senior Loan required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Wachovia Bank to hedge exposure to changing interest rates (the “Wachovia Interest Rate Swap”). The Wachovia Interest Rate Swap has an effective date of October 16, 2007 and matures on September 30, 2010. From October 16, 2007 through October 24, 2008, the notional amount of the Wachovia Interest Rate swap was $212.0 million. From October 25, 2008 through September 30, 2010, the notional amount of the Wachovia Interest Rate Swap was $106.0 million. Under the terms of the Wachovia Interest Rate Swap, we paid interest at a fixed rate of 4.905% per annum and received LIBOR-based interest payments based on $212.0 million from October 16, 2007 to October 24, 2008, and we pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million from October 25, 2008 through September 30, 2010. The Wachovia Interest Rate Swap effectively fixed the LIBOR rate at 4.905% on the entire balance of the Senior Loan through October 24, 2008 and on $106.0 million of the Senior Loan from October 25, 2008 through March 24, 2010, the date the Senior Loan was repaid.

On January 23, 2009, we entered into an interest rate swap with CoBank to hedge our exposure to changing interest rates on $75.0 million of the Senior Loan subject to a variable interest rate (the “CoBank Interest Rate Swap”). The CoBank Interest Rate Swap had an effective date of February 24, 2009 and matured on February 24, 2010. Under the terms of the CoBank Interest Rate Swap, we paid interest at a fixed rate of 1.14% per annum and received LIBOR-based interest payments from CoBank on $75.0 million of the Senior Loan. The CoBank Interest Rate Swap effectively fixed the interest rate on $75.0 million of the Senior Loan at 2.64% through February 24, 2010.

Approximately $196.0 million of our total debt outstanding as of December 31, 2009 was subject to fixed rates, either directly or when coupled with interest rate swaps. As of December 31, 2009, these balances incurred interest expense at an average rate of 5.32%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. As of December 31, 2009, after consideration of interest rate swaps, we had approximately $20.9 million of outstanding debt subject to a variable interest rate. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $0.2 million per year.

On March 24, 2010, we entered into the Mahrt Loan, the proceeds of which were used to pay off the outstanding balances of the Senior Loan and Mezzanine Loan. The Mahrt Loan bears interest at one-, two-, or three-month LIBOR plus a margin that varies based on the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. The terms of the Mahrt Loan required us to enter into an interest rate protection agreement. As such, on March 24, 2010, we entered into the Rabobank Interest Rate Swap to hedge exposure to changing interest rates on a portion of the Mahrt Loan. The Rabobank Interest Rate Swap has an effective date of September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank based on $28.5 million to $67.5 million notional amount of the Mahrt Loan.

After consideration of interest rate swaps, approximately $106.0 million of our total debt outstanding as of March 24, 2010 is subject to fixed rates. Approximately $105.0 million of our total debt outstanding as of March 24, 2010 is subject to a variable interest rate. The amounts outstanding on our variable-rate debt facilities in the future will be largely dependent on the level of investor proceeds raised under our Follow-On Offering and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward repayment of variable-rate debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2009 or 2008.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error, and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2009, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On March 23, 2010, our board of directors approved the expansion of the board from five to six members and appointed George W. Sands to serve as an independent director to fill the vacancy on the board of directors. Mr. Sands will serve on the Audit Committee, the Nominating and Corporate Governance Committee and the Operations Committee of our board of directors. See Part III, Item 10. Directors, Executive Officers, and Corporate Governance for more information about Mr. Sands.

On March 23, 2010, we granted 2,500 shares of restricted common stock to Mr. Sands upon his appointment to the Board of Directors. One-third of the shares of restricted stock granted to Mr. Sands vested immediately, one-third vests on the first anniversary of the date of grant, and one-third vests on the second anniversary of the date of grant. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On March 23, 2010, our board of directors approved a First Amendment to our Second Amended and Restated Bylaws, which we refer to as our bylaws. The First Amendment, which was effective immediately upon approval, implemented certain changes requested by state securities administrators in connection with their review of this offering. The First Amendment clarifies that our sponsor, Wells Capital Inc., as well as each person selling common shares on our behalf, must make every reasonable effort to determine that the purchase of the common shares is a suitable and appropriate investment for the purchaser. The First Amendment also requires that if our assets are appraised in connection with a roll-up transaction (as defined in our charter), that appraisal must be filed as an exhibit to any prospectus filed with the SEC for the surviving entity of the roll-up transaction. The First Amendment requires the affirmative vote of a majority of stockholders to be amended.

On March 24, 2010, we entered into a five-year senior loan agreement for approximately $211.0 million with CoBank and Wells Fargo serving as co-lead lenders and CoBank serving as administrative agent, or the Mahrt Loan. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the Senior Loan and the Mezzanine Loan and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. The Mahrt Loan may be voluntarily prepaid at any time.

The Mahrt Loan is subject to mandatory prepayment from proceeds generated from the sale or other disposition of the Mahrt Timberland equal to the allocated cost basis of the disposed timberland. Additional repayments are required from proceeds of our Public Offerings and any proceeds generated from the sales or other dispositions of timber until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40%.

The Mahrt Loan is secured by a first mortgage in the Mahrt Timberland, a first security interest in all funds raised through our Offerings, a first priority security interest in all bank accounts held by us, and a first priority security interests on all other assets of Wells Timberland REIT, including rights under the Timber Agreements.

The terms of the Mahrt Loan required that we enter into an interest rate protection agreement. As such, on March 24, 2010, we entered into an interest rate swap agreement with Rabobank to hedge our exposure to changing interest rates on a portion of the Mahrt Loan that is subject to a variable interest rate, or the Rabobank Interest Rate Swap. The Rabobank Interest Rate Swap has an effective date of September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank on $28.5 million to $67.5 million notional amount of the Mahrt Loan.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2010.

Name	Age	Position(s)	Term of Office
Leo F. Wells, III	66	President	Since 2005

Douglas P. Williams	59	Executive Vice President, Secretary and Treasurer	Since 2005

Randall D. Fretz	57	Senior Vice President	Since 2005

Jess E. Jarratt	53	Director	Since 2007

Michael P. McCollum	54	Independent Director	Since 2006

E. Nelson Mills	49	Independent Director	Since 2006

Donald S. Moss	74	Independent Director	Since 2006

Willis J. Potts, Jr.	63	Independent Director	Since 2006

George W. Sands	64	Independent Director	Since 2010

There are no family relationships between any directors or executive officers, or between any director and executive officer.

Leo F. Wells, III. Since our inception in September 2005, Mr. Wells has been our President. He served as one of our directors from inception until June 22, 2007. He served as the President of Piedmont REIT from 1997 to February 2007 and served as Chairman of the Board of Piedmont REIT until May 2007, the President and a director of Wells REIT II since 2003, and the President and a director of Wells Real Estate Investment Trust III, Inc (“Wells REIT III”) since 2009. Prior to its dissolution in March 2008, he served as President and independent director of Institutional REIT. He has also been the sole stockholder, sole director, President and Treasurer of Wells REF since 1997, which directly or indirectly owns Wells Capital, Wells Management, WIS, Wells & Associates, Inc., Wells Development Corporation, Wells Asset Management, Inc., Wells Real Estate Advisory Services, Inc., and Wells TIMO. He has also been the President, Treasurer, and sole director of Wells Capital since 1984; Wells Management since 1983; Wells Development Corporation since it was organized in 1997 to develop real estate properties; and Wells Asset Management, Inc. since it was organized in 1997 to serve as an investment advisor to the Wells Family of Real Estate Funds. Since 1997, Mr. Wells has been a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which included as one of its series the Wells Dow Jones Wilshire U.S. REIT Index Fund and the Wells Dow Jones Wilshire Global RESI Index Fund. Since 2004, he has been President and sole director of Wells Real Estate Advisory Services, Inc. He has been the President, Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company, since it was formed in 1976 and incorporated in 1978.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD (now FINRA) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD that are summarized in the following paragraph:

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

WIS consented to a censure, and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity with WIS ended on October 6, 2004.

Douglas P. Williams. Since our inception in September 2005, Mr. Williams has been our Executive Vice President, Secretary, and Treasurer. He served as one of our directors from inception until June 22, 2007. From 1999 to 2007, he has also served as Executive Vice President, Secretary, and Treasurer, and a director of Piedmont REIT. He has served as Executive Vice President, Secretary, and Treasurer, and a director of Wells REIT II since 2003 and Executive Vice President, Secretary, Treasurer and a director of Wells REIT III since 2009. Prior to its dissolution in March 2008, he served as Executive Vice President, Secretary, Treasurer, and a director of Institutional REIT. Since 1999, Mr. Williams has also been a Senior Vice President of Wells Capital and a Vice President, Chief Financial Officer, Treasurer, and a director of WIS, our dealer-manager. He has also been a Vice President of Wells REF and Wells Asset Management, Inc. since 1999.

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

Randall D. Fretz. Since our inception in September 2005, Mr. Fretz has been our Senior Vice President. He has also been a Senior Vice President of Wells Capital since 2002. He has also been the Chief of Staff and a Vice President of Wells REF since 2002, a Senior Vice President of Piedmont REIT from 2002 to 2007, a Senior Vice

President of Wells REIT II since 2003, a Senior Vice President of Wells REIT III since 2009, and a director of WIS since 2002. Prior to its dissolution in March 2008, he served as a Senior Vice President of Institutional REIT. Mr. Fretz is primarily responsible for corporate strategy and planning, advising, and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a Bachelor of Arts degree in Sociology and a Bachelor of Physical Education from McMaster University in Hamilton, Ontario. He also earned a Master of Business Administration degree from the Ivey School of Business in London, Ontario.

Jess E. Jarratt. Mr. Jarratt has served as one of our directors since June 22, 2007. He also has served as Senior Vice President of Wells Capital and President of Wells TIMO since March 2007. Mr. Jarratt is responsible for directing and managing all aspects of timberland operations for Wells including timberland acquisitions and dispositions, portfolio and property management, and timberland financing. From February 2006 through February 2007, Mr. Jarratt served as Managing Director of SunTrust Robinson Humphrey’s Structured Real Estate Group, where he was responsible for structuring and purchasing net-leased real estate for SunTrust’s dedicated equity account and originating financing vehicles for agricultural and timberland properties. From July 2001 through January 2006, Mr. Jarratt was Managing Director for SunTrust Robinson Humphrey’s Capital Markets Origination group where he originated and structured large, multi-capital transactions across SunTrust’s Corporate Banking unit. From July 1995 through July 2001, Mr. Jarratt was Group Vice President of SunTrust’s AgriFood Group, which he founded and grew into a group of 20 professionals and over $1 billion in assets. From 1988 through July 1995, Mr. Jarratt was Vice President of Rabobank International, a multinational Dutch bank where he led corporate lending activities to U.S. agribusiness companies and timberland and forest products companies. From April 1985 through May 1988, Mr. Jarratt served as one of the original foresters for a predecessor entity to Hancock Timber Resource Group, one of the largest institutional managers of timber in the world. In his role as Timberland Investment Officer, Mr. Jarratt purchased and managed one of the fund’s first investments in timberland, including the merchandising of the property’s timber. Mr. Jarratt was also instrumental in the development of the financial analysis used to analyze the purchase of timberland by the company. From April 1983 through April 1985, Mr. Jarratt served as a Procurement Forester with the Kirby Lumber Company. His responsibilities in this role included the purchase of raw timber to supply a plywood mill, management of various relationships with dealers and suppliers, cruising prospective timber acquisitions, and negotiating purchase prices with landowners. Prior to joining Kirby Lumber Company, Mr. Jarratt worked as a Timberland Purchase Forester responsible for building a land base for Nekoosa’s Ashdown Arkansas paper mill by originating, cruising, negotiating, and closing on timberland purchases. Mr. Jarratt began his career as a Forester with the Texas Forest Service in August 1979, where he worked with private landowners to develop and implement forest management plans. Mr. Jarratt received a Bachelor of Science degree in Forestry from Texas A&M University and a Master of Business Administration degree from the University of North Texas. In addition, Mr. Jarratt is a Certified Management Accountant (CMA) and has completed the Harvard Business School Executive Agribusiness Program. Mr. Jarratt is a member of the Institute of Management Accounting.

Our board of directors, excluding Mr. Jarratt, has determined that Mr. Jarratt’s extensive experience structuring large, multi-capital real estate transactions, lending to timberland and forest product companies, as well as the skills he has developed regarding analysis and management of potential investments in timberland, are all relevant experiences, attributes, and skills that enable Mr. Jarratt to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Jarratt is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Michael P. McCollum, Ph.D. Dr. McCollum is one of our independent directors. He has worked in the forest products industry for the past 29 years and has served as Vice President for KiOR, Inc. of Pasadena, Texas since January 2010. From June 1996 until his retirement in December 2005, Dr. McCollum led the Wood and Fiber Supply Division of Georgia-Pacific Corporation, one of the world’s leading manufacturers and distributors of tissue, pulp, paper, packaging, building products, and related chemicals, and in January 2001, he became President of the Fiber Supply Division. From July 1992 to June 1996, Dr. McCollum served in positions of increasing responsibility at Georgia-Pacific in the areas of forest management, wood and fiber supply, technical support, and strategic planning. From February 1984 to July 1992, Dr. McCollum served in various positions at Temple-Inland Inc., a major forest products corporation. From January 1981 to February 1984, Dr. McCollum worked in the Wood Products Division of Manville Forest Products Corporation, a subsidiary of Johns Manville, a Berkshire Hathaway company and a leading manufacturer and marketer of premium-quality building and specialty products. Dr. McCollum received his Bachelor of Science degree in Forestry from the University of Arkansas and received a Ph.D. in Forest Science from Texas A&M University. Dr. McCollum is a member of the Society of American Foresters and has served on the boards of several industry and conservation associations.

Our board of directors, excluding Dr. McCollum, has determined that Dr. McCollum’s thorough knowledge of the timberland market, including the manufacture and distribution of related products that he has accumulated over his 29-year career devoted entirely to the forest products industry has provided him with the relevant experiences, attributes, and skills necessary to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Dr. McCollum is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

E. Nelson Mills. Mr. Mills is one of our independent directors. Since 2007, Mr. Mills has served as a director of Wells REIT II. Prior to its dissolution in March 2008, Mr. Mills served as a director of the Institutional REIT. From January 2005 to December 2009, Mr. Mills served as president and chief operating officer of Williams Realty Advisors, LLC where he was responsible for investment and financial strategy and was in charge of the design, formation and operation of a series of real estate investment funds. From April 2004 to December 2004, Mr. Mills was a consultant to and the chief financial officer of Timbervest, LLC, an investment manager specializing in timberland investment planning. From September 2000 to April 2004, Mr. Mills served as chief financial officer of Lend Lease Real Estate Investments, Inc. and from August 1998 to August 2000 served as a senior vice president of Lend Lease with responsibility for tax and acquisition planning and administration. Mr. Mills was a tax partner with KPMG LLP from January 1987 to August 1998. Mr. Mills received a Bachelor of Science degree in Business Administration from the University of Tennessee and a Master of Business Administration degree from the University of Georgia. Mr. Mills is also a Certified Public Accountant.

Our board of directors, excluding Mr. Mills, has determined that Mr. Mills’ experience overseeing REITs and planning timberland investments, as well as his licensure as a certified public accountant, are all relevant experiences, attributes and skills that enable Mr. Mills to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Mills is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

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

Our board of directors, excluding Mr. Moss, has determined that Mr. Moss’ experience serving as a director for other organizations, including one REIT, has provided him with the business management skills and real estate knowledge desired to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Moss is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

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

Our board of directors, excluding Mr. Potts, has determined that Mr. Potts’ extensive experience in the acquisition and disposition of timber and timberland, combined with his experience serving as a director of, and otherwise managing, organizations engaging in these activities, are all relevant experiences, attributes, and skills that enable Mr. Potts to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Potts is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

George W. Sands. Mr. Sands was appointed as one of our independent directors in March 2010. He was employed by KPMG LLP and its predecessor firms, Peat Marwick Mitchell and Peat Marwick Main, from 1970 until his retirement in 2006. From 1998 to 2006, Mr. Sands was the Southeast Area Managing Partner for KPMG’s Audit and Advisory Practice. During his career, Mr. Sands served in several key positions, including Southeast Area Managing Partner of Manufacturing, Retailing and Distribution, Atlanta Office Managing Partner, and Securities and Exchange Reviewing Partner. Mr. Sands was a member of the firm’s National Audit Leadership Team and a Trustee on the KPMG Foundation Board of Directors. Prior to joining KPMG LLP in 1970, Mr. Sands served as an officer in the United States Army, including a tour of duty in the Republic of South Vietnam. Mr. Sands currently serves on the Board of Directors of The Atlanta Convention and Visitors Bureau and the Advisory Board of The Atlanta Alliance on Developmental Disabilities. Mr. Sands is a member of The Rotary Club of Atlanta, where he has served as Treasurer, The Atlanta Athletic Club, and The Duluth First United Methodist Church. Past board of director involvement includes the Metro Atlanta Chamber of Commerce, the Georgia Chamber of Commerce and the One Ninety-One Club. Mr. Sands received a Bachelor of Business Administration degree from the University of Georgia. He has been a member of the School of Accounting Advisory Council at University of Georgia. He is a retired Certified Public Accountant in the State of Georgia.

Our board of directors, excluding Mr. Sands, has determined that Mr. Sands’ extensive accounting and auditing background and experience serving as a director for other organizations, are all relevant experiences, attributes and skills that enable Mr. Sands to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Sands is a highly qualified candidate for directorship and should therefore serve as one of our directors.

Audit Committee

Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibilities by selecting the independent auditors to audit our financial statements, reviewing with the independent auditors the plans and results of the audit engagement, approving the audit and overseeing our independent auditors and reviewing the financial information to be provided to our stockholders and others, reviewing the independence of the independent public accountants, considering the adequacy of fees, and reviewing the system of internal control over financial reporting which our management has established and our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. Our audit committee currently consists of Michael P. McCollum, E. Nelson Mills, Donald S. Moss, Willis J. Potts, Jr., and George W. Sands. E. Nelson Mills is designated as the audit committee financial expert. During 2009, the Audit Committee met four times.

Nominating and Corporate Governance Committee

The primary functions of the nominating and corporate governance committee are: (1) identifying individuals qualified to serve on the board of directors and recommending that the board of directors select a slate of director nominees for election by the stockholders at the annual meeting; (2) developing and recommending to the board of directors a set of corporate governance policies and principles and periodically re-evaluating such policies and guidelines for the purpose of suggesting amendments to them if appropriate; and (3) overseeing an annual evaluation of the board of directors and each of the committees of the board of directors. Currently, the nominating and corporate governance committee members include Michael P. McCollum, E. Nelson Mills, Donald S. Moss, Willis J. Potts, Jr., and George W. Sands.

Operations Committee

The primary functions of the operations committee are: (1) maintaining and developing each of the operations committee member’s understanding of the complexities of timberland management and timber harvesting; (2) maintaining and developing each of the operations committee member’s experience in supervising our operations related to timberland management and timber harvesting and developing procedures designed to promote the accountability of the officers regarding results of operations; (3) preparing and developing materials designed to inform and educate those members of our board of directors who do not have the experience and understanding of timberland management and timber harvesting of the issues and complexities involved; and (4) performing such other duties as our board of directors may determine are necessary and appropriate and may delegate to the operations committee. Our operations committee currently consists of Jess E. Jarratt, Michael P. McCollum, E. Nelson Mills, Donald S. Moss, Willis J. Potts, Jr., and George W. Sands.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.wellstimberland.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to file reports of ownership and changes in ownership of such stock with the SEC. Based solely on our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of our Executive Officers

Our executive officers do not receive compensation from us for services rendered to us. Our executive officers are also officers of Wells TIMO, our advisor, and its affiliates and are compensated by these entities, in part, for their services to us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a discussion of the fees paid to and services provided by Wells TIMO, Wells Capital, and its affiliates.

Compensation of Directors

We have provided below certain information regarding compensation paid to our directors during fiscal year 2009.

Name	Fees Earned or Paid in Cash or Stock ($)(2)	Option Awards ($)(3)	Total ($)
Jess E. Jarratt(1)	$—	$—	$—

Michael P. McCollum	$47,500	—	$47,500

E. Nelson Mills	$48,750	—	$48,750

Donald S. Moss	$48,000	—	$48,000

Willis J. Potts, Jr.	$49,750	—	$49,750

George W. Sands(4)	—	—	—

(1)	Directors who are also our executive officers do not receive compensation for services rendered as a director.
(2)

Includes amounts paid in the form of shares of our stock, as directors have the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per share (which represents the purchase price per share that we would receive in our Public Offerings after deducting the selling commission and dealer-manager fee).

(3)

Reflects the dollar amounts recognized for financial statement reporting purposes, computed in accordance with the accounting standard for share-based payments. See Note 9—Stockholders’ Equity in the accompanying consolidated financial statements for an explanation of the valuation model assumptions used. As of December 31, 2009, options to purchase a total of 22,000 of our shares of common stock were outstanding. The exercise price of all outstanding options is $10.00 per share.

(4)	George W. Sands was appointed to our board of directors on March 23, 2010.

Cash Compensation

We pay each of our Independent Directors:

•	an annual retainer of $18,000;

•	$2,000 per regularly scheduled board meeting attended;

•	$1,500 per regularly scheduled committee meeting attended (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity); and

•	$250 per special board meeting attended whether held in person or by telephone conference.

Directors have the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per share (which represents the purchase price per share that we would receive in our Public Offerings after deducting the selling commission and dealer-manager fee).

When a committee meeting occurs on the same day as a board meeting, an additional fee is not paid for attending the committee meeting.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Independent Directors Compensation Plan

We have reserved 100,000 shares of common stock for future issuance upon the exercise of stock options granted to the independent directors authorized and reserved for issuance under our independent directors compensation plan (which operates as a sub-plan of our Long-Term Incentive Plan).

In addition to cash compensation, upon the appointment of an independent director to our board, each director received a grant of options to purchase 2,500 shares of our common stock. Of the options granted, one-third were immediately exercisable on the date of grant, one-third became exercisable on the first anniversary of the date of grant, and the remaining one-third became exercisable on the second anniversary of the date of grant. The initial grant of options was anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she received a subsequent grant of options to purchase 1,000 shares of our common stock. The exercise price for the subsequent options granted was also anti-dilutive with an exercise price of $10.00 per share.

All stock options granted to our independent directors were granted pursuant to our Long-Term Incentive Plan and are governed by the terms of such plan. The stock options will lapse on the first to occur of (1) the tenth anniversary of the date of grant, or (2) the removal for cause of the independent director as a member of the board of directors. Upon the occurrence of a change in control, or upon termination of the director’s service by reason of his or her death, disability, or termination without cause, the options will become fully vested and exercisable. Options are generally exercisable in the case of death or disability for a period of one year after death or the termination by reason of disability. No option issued may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code. The independent directors may not sell, pledge, assign, or transfer their options other than by will or the laws of descent or distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.

We issued options to purchase 4,000 shares of common stock to our independent directors under our Long-Term Incentive Plan for 2009. In accordance with the accounting standard for share-based payments, we concluded that the fair value of these options estimated using the Black-Scholes-Merton model had no significant value. As of December 31, 2009, Messrs. McCollum, Mills, Moss, and Potts held, in the aggregate, options to purchase up to 22,000 shares of our common stock pursuant to our Long-Term Incentive Plan.

On November 13, 2009, the board of directors amended and restated the independent directors compensation plan to provide for the issuance of restricted stock, rather than options, as noncash compensation to our independent directors. The amended and restated independent directors compensation plan provides that each independent director elected or appointed to the board on or after November 13, 2009 will receive a grant of 2,500 shares of restricted stock upon his or her initial election or appointment. Upon each subsequent re-election to the board, each independent director will receive a subsequent grant of 1,000 shares of restricted stock. One-third of the shares of restricted stock granted upon election and re-election immediately vests, one-third vests on the first anniversary of the date of grant, and one-third vests on the second anniversary of the date of grant. As of December 31, 2009, no shares of restricted stock had been granted.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock and Series A and Series B preferred stock, as of February 28, 2010, by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name of Beneficial Owners(1)	Shares Beneficially Owned
	Shares	Percentage
Common Stock
Wells Timberland Management Organization, LLC(2)	20,000	*
Leo F. Wells, III, President(2)	183,957	*
Douglas P. Williams, Executive Vice President, Secretary, and Treasurer	1,096	*
Jess E. Jarratt	2,741	*
Randall D. Fretz, Senior Vice President	548	*
Michael P. McCollum(3)	5,500	*
E. Nelson Mills(3)	6,322	*
Donald S. Moss(3)	6,560	*
Willis J. Potts, Jr.(3)	9,776	*
George W. Sands(4)	—	*
All directors and executive officers as a group (8 persons)	216,500	1.1%

Series A Preferred Stock
Wells Real Estate Funds, Inc.(2)	31,678	98.6%
Leo F. Wells, III(1)	31,678	98.6%

Series B Preferred Stock
Wells Real Estate Funds, Inc.(2)	11,350	98.7%
Leo F. Wells, III(2)	11,350	98.7%

*	Less than 1%
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

(2)

As the sole stockholder of Wells Real Estate Funds, Inc., or Wells REF, which directly or indirectly owns Wells Capital, Inc., or Wells Capital, the sole owner of Wells Timberland Management Organization, LLC, or Wells TIMO, Mr. Wells may be deemed the beneficial owner of the shares held by Wells TIMO. Wells TIMO also holds 200 common units in Wells Timberland OP and 100 special units in Wells Timberland OP. Mr. Wells is also deemed to be the beneficial owner of 31,678 shares of Series A preferred stock and 11,350 shares of Series B preferred stock held by Wells REF. The address for Mr. Wells is c/o Wells Real Estate Funds, Inc., 6200 The Corners Parkway, Norcross, Georgia 30092.

(3)	Includes shares issuable upon the exercise of granted options.
(4)	George W. Sands was appointed to our board of directors on March 23, 2010.

Equity Compensation Plan Information

We have adopted the Long-Term Incentive Plan, which will be used to attract and retain qualified independent directors, employees, advisors, and consultants considered essential to our long-range success. Under the terms of our Long-Term Incentive Plan, a total of 500,000 shares of common stock have been authorized and reserved for issuance, of which 100,000 of such common shares are reserved for issuance to independent directors. The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2009.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	22,000	$10.00	478,000
Equity compensation plans not approved by security holders	—	—	—

Total	22,000	$10.00	478,000

(1)	We have granted 5,500 options for our common stock, as defined in our 2005 Long-Term Incentive Plan, to each of our four independent directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a report containing disclosure of all material terms, factors, and circumstances surrounding any and all transactions involving us, members of our board of directors, our advisor, our sponsor, or any of their affiliates, occurring as of December 31, 2009 and describes all transaction and currently proposed transactions between us and any related person since January 1, 2009 in which more than $120,000 was or will be involved and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Our Relationship with Wells Capital and Wells TIMO.

Our executive officers, Leo F. Wells, III, Douglas P. Williams, Jess E. Jarratt, and Randall D. Fretz, are also executive officers of Wells Capital, our sponsor, which is the manager of Wells TIMO, our advisor. Mr. Wells is the sole director of our sponsor and indirectly owns 100% of its equity. We have entered into an Advisory Agreement with Wells TIMO to serve as our advisor with responsibility to oversee and manage our day-to-day operations and to perform other duties including the following:

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

Under the terms of the Advisory Agreement, we are required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses, or 1.2% of the total gross offering proceeds raised. As of December 31, 2009, we have incurred and charged to additional paid-in capital cumulative organization and other offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $0.2 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised under the Public Offerings. As of December 31, 2009, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to our Initial Public Offering and Follow-On Offering of approximately $7.0 million and $1.5 million, respectively. Upon the expiration of our Initial Public Offering on August 11, 2009, approximately $4.9 million of organization and offering expenses related to the Initial Public Offering that had not been incurred and charged to additional paid-in capital was expensed by Wells TIMO and is not subject to reimbursement by us.

Under the terms of the Advisory Agreement, we will pay a monthly asset management fee equal to one-twelfth of 1% of the greater of (i) the gross cost of all investments made on our behalf and (ii) the aggregate value of such investments. Wells TIMO may engage experienced timber management companies to assist the Wells TIMO with certain of its responsibilities under the Advisory Agreement, including investing in timberland and selling timber on our behalf. Any timber managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts. For the year ended December 31, 2009, Wells TIMO earned approximately $4.0 million in asset management fees.

We will reimburse Wells TIMO for all costs and expenses it incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. Wells TIMO will allocate its reimbursable costs of providing these services among us and the various affiliated public real estate investment programs (the “Wells Real Estate Funds”) based on time spent on each entity by individual personnel. For the year ended December 31, 2009, Wells TIMO had incurred such costs and expenses for approximately $1.9 million. In addition to costs and expenses incurred in fulfilling its duties as the asset portfolio manager, Wells TIMO funded approximately $46,000 of operating expenses on behalf of us for the year ended December 31, 2009, which we will reimburse to Wells TIMO.

We will pay a fee to Wells TIMO for services related to the disposition of investment properties. When we sell a property, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by our independent directors), we will pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price; and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by our board of directors, including our independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. For the year ended December 31, 2009, we incurred related-party disposition fees of approximately $0.1 million.

For the year ended December 31, 2009, the aggregate amount of advisory fees and other fees incurred or paid to our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $6.7 million. As of December 31, 2009, approximately $16.6 million was due to Wells TIMO for advisory fees and administrative and operating expenditures funded on behalf of us pursuant to the Advisory Agreement. This amount due to Wells TIMO is non-interest-bearing and has no specific maturity date, but we intend to repay this amount once allowed under the terms of our credit facilities.

Our Advisory Agreement has a one-year term expiring July 10, 2010, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without penalty upon 60 days’ written notice, subject to the terms of our credit agreements. If we terminate the Advisory Agreement, we will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. WIS is entitled to receive selling commissions of up to 7.0% of aggregate gross offering proceeds. For the year ended December 31, 2009, we incurred selling commissions of $3.9 million to WIS, of which approximately 100% was reallowed to participating broker/dealers, net of discounts. Additionally, WIS will earn a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be reallowed to participating broker/dealers. Dealer-manager fees apply only to the sale of shares in the primary offering, and do not apply to the sale of shares under our distribution reinvestment plan. For the year ended December 31, 2009, we incurred dealer-manager fees of $1.1 million to WIS, of which approximately $0.5 million was reallowed to participating broker/dealers, net of discounts.

Our board of directors, including a majority of our independent directors, believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.

Our Relationship with Wells REF

On December 31, 2009, we issued 800 shares of Series B preferred stock to Wells REF for a total purchase price of $0.8 million, or $1,000 per share. The proceeds from the sale of the Series B preferred stock were used to fund a portion of a principal payment on the Mezzanine Loan. Dividends accrue on the Series B preferred stock daily at a rate of 8.5% per year, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series B preferred stock. If authorized by our board of directors and declared by us, accruing dividends on the Series B preferred stock are payable on September 30, 2010, and on September 30 of each year thereafter. The Series B preferred stock is not convertible into shares of our common stock. If we are liquidated or dissolved, the holders of the Series B preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock or any other class or series of our capital stock ranking junior on liquidation to the Series B preferred stock. The Series B preferred stock ranks in parity with our Series A preferred stock with respect to dividends and payments upon our dissolution. As of December 31, 2009, Wells REF held approximately $31.7 million and $11.4 million of our Series A and Series B preferred stock, respectively. As of December 31, 2009, approximately $0.7 million is due to Wells REF related to an amendment fee funded on our behalf by Wells REF in March 2009.

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

Director Independence

We have a five-member board of directors. One of our directors, Jess Jarratt, is affiliated with Wells Capital and its affiliates, and we do not consider him to be an independent director. The four remaining directors qualify as “independent directors” as defined in our charter, which is available on our website at www.wellstimberland.com, in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (i) ownership of an interest in the sponsor, the advisor, or any of their affiliates, other than us; (ii) employment by the sponsor, the advisor, or any of their affiliates; (iii) service as an officer or director of the sponsor, the advisor, or any of their affiliates, other than as one of our directors; (iv) performance of services, other than as a director, for the corporation; (v) service as a director or trustee of more than three real estate investment trusts organized by the sponsor or advised by the advisor; or

(vi) maintenance of a material business or professional relationship with the sponsor, the advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. One of our independent directors, E. Nelson Mills, may face conflicts of interest because he has affiliations with another program sponsored by Wells Capital and its affiliates.

Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange, and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, we are not listed on the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

The Audit Committee preapproves all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, subject to the de minimis exceptions for nonaudit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. The Audit Committee reviewed the audit and nonaudit services performed by Deloitte & Touche, LLP (“Deloitte & Touche”) and Deloitte Tax LLP (“Deloitte Tax”), as well as the fees charged by Deloitte & Touche and Deloitte Tax for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Deloitte & Touche for the year ended December 31, 2009 and 2008 are set forth in the table below.

	2009	2008
Audit fees	$538,300	$398,000
Audit-related fees	0	0
Tax fees	209,253	112,500
All other fees	0	0

Total	$747,553	$510,500

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of March 2010.

Wells Timberland REIT, Inc. (Registrant)

By:	/S/ LEO F. WELLS, III
Leo F. Wells, III
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/S/ MICHAEL P. MCCOLLUM Michael P. McCollum	Independent Director	March 23, 2010

/S/ E. NELSON MILLS E. Nelson Mills	Independent Director	March 23, 2010

/S/ DONALD S. MOSS Donald S. Moss	Independent Director	March 23, 2010

/S/ WILLIS J. POTTS, JR. Willis J. Potts, Jr.	Independent Director	March 23, 2010

George W. Sands	Independent Director	March 23, 2010

/S/ JESS E. JARRATT Jess E. Jarratt	Director	March 23, 2010

/S/ LEO F. WELLS, III Leo F. Wells, III	President (Principal Executive Officer)	March 23, 2010

/S/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wells Timberland REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Timberland REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Timberland REIT, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 26, 2010

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$5,636,878	$4,120,091
Restricted cash and cash equivalents	7,955,701	7,331,910
Accounts receivable	992,750	767,611
Prepaid expenses and other assets	690,596	784,448
Deferred financing costs, less accumulated amortization of $9,873,172 and $8,426,956 as of December 31, 2009 and 2008, respectively	867,857	2,010,478
Timber assets, at cost:
Timber and timberlands, net (Note 3)	354,761,315	375,139,886
Intangible lease assets, less accumulated amortization of $370,793 and $204,353 as of December 31, 2009 and 2008, respectively	666,060	832,500

Total assets	$371,571,157	$390,986,924

Liabilities:
Accounts payable and accrued expenses	$2,808,318	$3,391,893
Due to affiliates (Note 12)	19,470,549	12,790,206
Other liabilities	4,926,182	8,197,438
Notes payable:
Senior loan (Note 4)	201,852,588	208,600,930
Mezzanine loan (Note 4)	14,988,709	65,731,749

Total liabilities	244,046,346	298,712,216

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of December 31, 2009 and 2008, respectively	38,219,379	35,488,500
8.5% Series B preferred stock, $1,000 liquidation preference; 11,500 and 10,700 shares issued and outstanding as of December 31, 2009 and 2008, respectively	12,720,973	11,011,473
Common stock, $0.01 par value; 900,000,000 shares authorized; 19,460,028 and 13,412,781 shares issued and outstanding as of December 31, 2009 and 2008, respectively	194,601	134,128
Additional paid-in capital	167,627,870	116,930,362
Accumulated deficit	(91,238,012)	(71,289,755)

Total stockholders’ equity	127,524,811	92,274,708

Total liabilities and stockholders’ equity	$371,571,157	$390,986,924

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenues:
Timber sales	$43,534,186	$40,990,963	$7,668,468
Timberland sales	5,013,038	4,490,837	—
Other revenues	3,698,425	2,789,255	605,465

	52,245,649	48,271,055	8,273,933
Expenses:
Contract logging and hauling cost	22,634,820	20,080,709	3,671,559
Depletion	17,443,684	21,513,106	4,116,992
Cost of timberland sales	3,416,256	2,824,135	—
General and administrative expenses	4,112,357	4,744,405	2,312,902
Asset and forestry management fees:
Related-party	3,974,727	4,006,811	671,198
Other	2,791,150	2,881,513	736,129
Land rent expense	2,344,932	2,472,755	570,859
Other operating expenses	3,383,326	3,580,466	553,526

	60,101,252	62,103,900	12,633,165

Operating loss	(7,855,603)	(13,832,845)	(4,359,232)

Other income (expense):
Interest income	26,571	14,547,733	5,108,116
Interest expense	(10,013,565)	(42,295,198)	(13,687,206)
Loss on interest rate swaps	(2,105,660)	(6,997,428)	(4,407,740)
Loss on sale of subsidiaries	—	(4,696,944)	—

	(12,092,654)	(39,441,837)	(12,986,830)

Net loss	(19,948,257)	(53,274,682)	(17,346,062)
Dividends to preferred stockholders	(3,640,379)	(3,042,353)	(629,620)

Net loss available to common stockholders	$(23,588,636)	$(56,317,035)	$(17,975,682)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(1.43)	$(6.30)	$(17.73)

Weighted-average common shares outstanding—basic and diluted	16,495,708	8,937,431	1,014,108

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	20,000	$200	—	$—	$220,800	$(669,011)	$(448,011)
Issuance of common stock	4,300,101	43,001	—	—	42,958,007	—	43,001,008
Issuance of preferred stock	—	—	32,128	32,128,000	—	—	32,128,000
Dividends on preferred stock	—	—	—	629,620	(629,620)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(3,784,089)	—	(3,784,089)
Other offering costs	—	—	—	—	(511,218)	—	(511,218)
Net loss	—	—	—	—	—	(17,346,062)	(17,346,062)
Amortization of stock options	—	—	—	—	4,200	—	4,200

Balance, December 31, 2007	4,320,101	43,201	32,128	32,757,620	38,258,080	(18,015,073)	53,043,828

Issuance of common stock	9,122,680	91,227	—	—	91,135,198	—	91,226,425
Redemption of common stock	(30,000)	(300)	—	—	(299,700)	—	(300,000)
Issuance of preferred stock	—	—	10,700	10,700,000	—	—	10,700,000
Dividends on preferred stock	—	—	—	3,042,353	(3,042,353)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(8,027,535)	—	(8,027,535)
Other offering costs	—	—	—	—	(1,093,328)	—	(1,093,328)
Net loss	—	—	—	—	—	(53,274,682)	(53,274,682)

Balance, December 31, 2008	13,412,781	134,128	42,828	46,499,973	116,930,362	(71,289,755)	92,274,708

Issuance of common stock	6,072,967	60,730	—	—	60,668,944	—	60,729,674
Redemption of common stock	(25,720)	(257)	—	—	(256,941)	—	(257,198)
Issuance of preferred stock	—	—	800	800,000	—	—	800,000
Dividends on preferred stock	—	—	—	3,640,379	(3,640,379)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(5,348,611)	—	(5,348,611)
Other offering costs	—	—	—	—	(725,505)	—	(725,505)
Net loss	—	—	—	—	—	(19,948,257)	(19,948,257)

Balance, December 31, 2009	19,460,028	$194,601	43,628	$50,940,352	$167,627,870	$(91,238,012)	$127,524,811

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net loss	$(19,948,257)	$(53,274,682)	$(17,346,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	17,443,684	21,513,106	4,116,992
Unrealized (gain) loss on interest rate swaps	(3,319,234)	3,144,022	3,696,229
Other amortization	190,177	170,326	37,912
Noncash interest expense	1,446,216	6,754,529	1,912,732
Basis of timberland sold	3,228,363	2,568,538	—
Basis of timber on terminated leases	705,780	—	—
Loss on sale of subsidiaries	—	4,696,944	—
Stock-based incentive compensation expense	—	—	4,200
Changes in assets and liabilities:
Increase in accounts receivable	(225,139)	(622,404)	(145,207)
Decrease (increase) in prepaid expenses and other assets	93,852	(42,042)	(5,532,622)
(Decrease) increase in accounts payable and accrued	(583,575)	1,442,994	6,794,825
Increase in due to affiliates	5,949,690	6,957,224	2,025,211
Increase in other liabilities	47,978	97,475	1,001,448

Net cash provided by (used in) operating activities	5,029,535	(6,593,970)	(3,434,342)

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(1,022,993)	(1,505,876)	(402,873,383)
Investment in annuity	—	—	(2,425,060)
Proceeds from sale of subsidiaries	—	2,013,264	—
Net funds released from (invested in) escrow accounts	(623,791)	2,492,721	(13,808,547)

Net cash (used in) provided by investing activities	(1,646,784)	3,000,109	(419,106,990)

Cash Flows from Financing Activities:
Financing costs paid	(303,595)	—	(9,922,839)
Proceeds from notes payable	—	—	372,000,000
Repayments of senior loan	(6,748,342)	(3,399,070)	—
Repayments of mezzanine loan	(50,743,040)	(83,866,422)	(10,401,830)
Due to affiliates	—	—	885,093
Issuance of common stock	60,408,715	90,912,786	42,804,346
Issuance of preferred stock	800,000	10,700,000	32,128,000
Redemption of common stock	(257,198)	(300,000)	—
Commissions on stock sales and related dealer-manager fees paid	(5,022,504)	(7,808,122)	(3,458,359)
Other offering costs paid	—	—	(221,128)

Net cash (used in) provided by financing activities	(1,865,964)	6,239,172	423,813,283

Net increase in cash and cash equivalents	1,516,787	2,645,311	1,271,951
Cash and cash equivalents, beginning of period	4,120,091	1,474,780	202,829

Cash and cash equivalents, end of period	$5,636,878	$4,120,091	$1,474,780

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 and 2007

1.	ORGANIZATION

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that intends to elect to be taxed as a real estate investment trust (“REIT”). Wells Timberland REIT has satisfied the requirements that will permit it to elect to be taxed as a REIT for its taxable year ended December 31, 2009 and anticipates making its REIT election in the second quarter of 2010 with the filing of its 2009 federal income tax return. Wells Timberland REIT engages in the acquisition and ownership of timberland located throughout the United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006 (see Note 2). Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 12).

As of December 31, 2009, Wells Timberland REIT owned approximately 223,300 acres of timberland and held long-term leasehold interests in approximately 87,000 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from timberland.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock, of which 75.0 million shares were offered in the primary offering for $10.00 per share and 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering amount of $2.0 million on July 11, 2007. Wells Timberland REIT stopped offering shares for sale under the Initial Public Offering on August 11, 2009. Wells Timberland REIT raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. As of December 31, 2009, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $19.3 million. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.

As of December 31, 2009, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering and the Follow-On Offering (the “Public Offerings”) of approximately $194.1 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $16.3 million, other organization and offering expenses of approximately $0.2 million, and common stock redemptions of approximately $0.6 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $177.0 million, which was used to partially fund the Mahrt Timberland acquisition and pay down acquisition-related debt. As of December 31, 2009, Wells Timberland REIT has incurred other organization and offering expenses of approximately $2.3 million, a substantial portion of which was deferred by the terms of Wells Timberland REIT’s loan agreements until the second mortgage was repaid in full and after reduction of the first mortgage to a 40% loan-to-collateral value ratio.

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

On April 8, 2009, Wells Timberland REIT entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund and Wells-DFH Materia Nr.88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, Wells Timberland REIT has agreed to sell up to 53.8 million shares of its common stock that were not sold to the 2008 Fund to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). In Wells Timberland REIT’s Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German Offering, Wells Timberland REIT is selling shares of its common stock to the 2009 Fund at a price per share of $9.30. The 2009 Fund will not pay the sales commission or the dealer-manager fee in connection with the German Offering; however, Wells Timberland REIT will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German Offering. As a result, with respect to those shares of Wells Timberland REIT’s common stock sold in the German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer-manager fee. Wells Timberland REIT may increase, in its sole discretion, the size of the German Offering up to a maximum of approximately 107.5 million shares of its common stock to accommodate any additional German closed-end fund(s) or other investment vehicles that may become a party to the Amended Master Purchase Agreement in the future (together with the 2009 Fund, the “Funds”). The Funds’ right to purchase shares pursuant to the Amended Master Purchase Agreement will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. The German Offering is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended, and is separate and in addition to Wells Timberland REIT’s Follow-On Offering. As of December 31, 2009, Wells Timberland REIT had received net proceeds from the sale of its common stock under the German Offering of $5,000.

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

Restricted Cash and Cash Equivalents

As of December 31, 2009 and 2008, restricted cash and cash equivalents consisted of approximately $7.4 million and $7.1 million, respectively, of cash and short-term investments escrowed at the closing of the Mahrt Timberland and approximately $0.5 million and $0.2 million, respectively, of proceeds raised from the sale of common stock under Wells Timberland REIT’s Public Offerings. These cash and cash equivalents were restricted by the terms of the financing agreements entered into by Wells Timberland REIT in connection with its acquisition of the Mahrt Timberland (see Note 4).

Accounts Receivable

Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2009, 2008, and 2007, no allowances have been provided against accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid rent, prepaid insurance and prepaid operating costs. Prepaid expenses are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Interest Rate Swaps

Wells Timberland REIT has entered into interest rate swaps to hedge its exposure to changing interest rates on variable rate debt instruments (see Note 5). The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps in the accompanying consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as gain or loss on interest rate swaps as incurred.

As of December 31, 2009 and 2008, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $3.8 million and $7.1 million, respectively, in other liabilities. The detail of loss on interest rate swaps is provided below for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Noncash gain (loss) on interest rate swaps	$3,319,234	$(3,144,022)	$(3,696,229)
Net payments on interest rate swaps	(5,424,894)	(3,853,406)	(711,511)

Loss on interest rate swaps	$(2,105,660)	$(6,997,428)	$(4,407,740)

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized using the effective interest method over the terms of the related financing arrangements. Wells Timberland REIT recognized amortization of deferred financing costs for the years ended December 31, 2009, 2008, and 2007 of approximately $1.4 million, $6.8 million, and $1.9 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Timber Assets

Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. Wells Timberland REIT capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation; growing or purchases of seedlings; planting, fertilization, and herbicide application; and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimate useful lives. Costs for roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs for roads built to access a single logging site are expensed as incurred.

Depletion

Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee- simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for leased timber tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.

Evaluating the Recoverability of Timber Assets

Wells Timberland REIT continually monitors events and changes in circumstances that could indicate that the carrying amounts of the timber assets in which Wells Timberland REIT has an ownership interest may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of timber assets may not be recoverable, Wells Timberland REIT assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. Impairment losses would be recognized for (i) long-lived assets used in Wells Timberland REIT’s operations when the carrying value of such assets exceeds the undiscounted cash flows estimated to be generated from the future operations of those assets, and (ii) long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. Wells Timberland REIT intends to use one harvest cycle for the purpose of evaluating the recoverability of timber and timberlands used in its operations. Future cash flow estimates are based on discounted probability-weighted projections for a range of possible outcomes. Wells Timberland REIT considers assets to be held for sale at the point at which a sale contract is executed and the buyer has made a non-refundable earnest money deposit against the contracted purchase price. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. Wells Timberland REIT has determined that there has been no impairment of its long-lived assets to date.

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

Intangible Lease Assets

In-place ground leases with Wells Timberland REIT as the lessee have value associated with effective contractual rental rates that are below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases.

Fair Value of Financial Instruments

As of December 31, 2009 and 2008, the estimated fair value of Wells Timberland REIT’s notes payable was approximately $212.7 million and $264.0 million, respectively. The fair values of outstanding notes payable were estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of December 31, 2009 and 2008. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

Revenue Recognition

Revenue from the sale of timber is recognized when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) legal ownership and the risk of loss are transferred to the purchaser, (iii) price and quantity are determinable, and (iv) collectibility is reasonably assured. Wells Timberland REIT’s primary sources of revenue are recognized as follows:

(1)	For delivered sales contracts, which include amounts sufficient to cover costs of logging and hauling of timber, revenues are recognized upon delivery to the customer.

(2)	For pay-as-cut contracts, the purchaser acquires the right to harvest specified timber on a tract, at an agreed-upon price per unit. Payments and contract advances are recognized as revenue as the timber is harvested based on the contracted sale rate per unit.

(3)	For lump-sum sale contracts, the purchaser generally pays the purchase price upon execution of the contract. Title to the timber and risk of loss transfers to the buyer at the time the contract is consummated. Revenues are recognized upon receipt of the purchase price. When the contract expires, ownership of the remaining standing timber reverts to Wells Timberland REIT; however, adjustments are not made to the revenues previously recognized. Any extensions of time will be negotiated under a new or amended contract.

(4)	Revenues from the sale of HBU and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, Wells Timberland REIT will record revenue based on the installment method. For the year ended December 31, 2009, Wells Timberland REIT sold approximately 3,005 acres of HBU for approximately $5.0 million, all of which was recognized upon the passing of title and receipt of full payment.

(5)	For recreational leases, rental income collected in advance is recorded as other liabilities in the accompanying consolidated balance sheets until earned over the term of the respective recreational lease and recognized as other revenue.

Stock-based Compensation

Wells Timberland REIT recognizes the fair value of stock options granted to directors or employees over the respective weighted-average vesting periods by charging general and administrative expenses and recording additional paid-in capital.

Earnings Per Share

Basic earnings (loss) per share available to common stockholders is calculated as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common stockholders is calculated as net income (loss) less dividends payable to or accumulated to preferred stockholders. Diluted earnings (loss) per share available to common stockholders equals basic earnings per share available to common stockholders, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. As the exercise price of Wells Timberland REIT’s stock options is equal to the current offering price of Wells Timberland REIT’s common stock, the impact of assuming that the outstanding director options are exercised is anti-dilutive. Therefore, basic earnings (loss) per share available to common stockholders equals diluted earnings (loss) per share available to common stockholders for all periods presented.

Income Taxes

Wells Timberland REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has qualified and operated as such beginning with its taxable year ended December 31, 2009. Wells Timberland REIT was taxed as a C corporation for the years ended December 31, 2008 and 2007, and, accordingly, was subject to federal income taxes for those periods. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, Wells Timberland REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Timberland REIT fails to qualify as a REIT in any taxable year after it first elects to be taxed as a REIT, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants Wells Timberland REIT relief under certain statutory provisions. Wells Timberland REIT is subject to certain state and local taxes related to the operations of timberland properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

Upon Wells Timberland REIT’s election to be taxed as a REIT, and effective January 1, 2009, Wells Timberland TRS will be treated as a taxable REIT subsidiary. At the point in time at which Wells Timberland REIT elects to be treated as a REIT, it may be beneficial for Wells Timberland REIT to perform certain non-customary services, including real estate or non-real-estate related services, through Wells Timberland TRS. Earnings from services performed through Wells Timberland TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for Wells Timberland REIT to continue to qualify as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 25% of the value of the total assets of Wells Timberland REIT.

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

Fair Value Measurements

Wells Timberland REIT estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures, which became effective for financial assets and liabilities on January 1, 2008 and for non-financial and nonrecurring assets and liabilities on January 1, 2009. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

Level 1—Assets or liabilities for which the identical term is traded on an active exchange, such as publicly traded instruments or futures contracts.

Level 2—Assets and liabilities valued based on observable market data for similar instruments.

Level 3—Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

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

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$3,779,282	$—	$3,779,282	$—

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$7,098,516	$—	$7,098,516	$—

Business Segments

Wells Timberland REIT owns interests in approximately 310,300 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Wells Timberland REIT operates in a single reporting segment, and the presentation of Wells Timberland REIT’s financial condition and performance is consistent with the way in which Wells Timberland REIT’s operations are managed.

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

In May 2009, the FASB issued authoritative guidance on management’s assessment and disclosure of subsequent events. The guidance states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” The guidance allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. The guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures. See Note 16 for required subsequent event disclosures.

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

In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets, which is effective for Wells Timberland REIT for the year beginning January 1, 2010. The guidance amends previously issued de-recognition guidance, including eliminating the concept of a “qualifying special-purpose entity.” Wells Timberland REIT is currently assessing the provisions of the guidance and has not yet determined the impact, if any, on its consolidated financial statements.

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

3.	TIMBER ASSETS

As of December 31, 2009 and 2008, timber and timberlands consisted of the following:

	As of December 31, 2009
	Gross	Accumulated Depletion or Amortization	Net
Timber	$206,762,429	$17,443,684	$189,318,745
Timberlands	165,221,663	—	165,221,663
Mainline roads	248,529	27,622	220,907

Timber and Timberlands	$372,232,621	$17,471,306	$354,761,315

	As of December 31, 2008
	Gross	Accumulated Depletion or Amortization	Net
Timber	$229,019,954	$21,513,106	$207,506,848
Timberlands	167,509,265	—	167,509,265
Mainline roads	127,658	3,885	123,773

Timber and Timberlands	$396,656,877	$21,516,991	$375,139,886

The timber and timberlands shown above reflect the Mahrt Timberland, which Wells Timberland REIT acquired on October 9, 2007 for a purchase price of approximately $400.0 million, exclusive of closing costs. As of December 31, 2009, the Mahrt Timberland contained an estimated 11.0 million tons of merchantable timber inventory. As of December 31, 2009, the Mahrt Timberland contains plantations of different age classes ranging from one to 70 years. During the year ended December 31, 2009, Wells Timberland REIT sold approximately 3,005 acres of HBU for approximately $5.0 million. Wells Timberland REIT’s cost basis in HBU sold was approximately $3.2 million. Wells Timberland REIT entered into a timber reservation agreement with the purchaser of 2,960 acres whereby Wells Timberland REIT retained the title and right to harvest certain standing timber through December 31, 2009.

Upon the acquisition of Mahrt Timberland, Wells Timberland REIT allocated the purchase price to tangible assets, consisting of timberland and timber, and intangible assets, consisting of below-market in-place ground leases for which Wells Timberland REIT is the lessee. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases. Wells Timberland REIT had net below-market lease assets of approximately $0.7 million and $0.8 million as of December 31, 2009 and 2008, respectively, and recognized amortization of this asset of approximately $0.2 million in both 2009 and 2008.

As of December 31, 2009, below-market lease assets will be amortized as follows:

For the year ending December 31:
2010	$166,441
2011	166,441
2012	166,441
2013	91,196
2014	8,951
Thereafter	66,590

$666,060

As of December 31, 2009, the remaining weighted-average amortization period over which below-market lease assets will be amortized is five years.

4.	NOTES PAYABLE

The following table summarizes the terms of Wells Timberland REIT’s indebtedness outstanding as of December 31, 2009 and 2008:

Facility	Rate	Term Debt or Interest Only	Maturity		Amount Outstanding as of December 31,
					2009	2008
Senior Loan(1)	LIBOR + 125 to 175bp(2)	Interest Only	9/9/2010		$201,852,588	$208,600,930
Mezzanine Loan(1)	11.0%	Term Debt	4/30/2010	(3)	$14,988,709	$65,731,749

(1)

On March 24, 2010, Wells Timberland REIT entered into a five-year senior loan agreement for approximately $211.0 million, the proceeds of which were used to pay off the amounts outstanding under the Senior Loan and Mezzanine Loan.

(2)	Wells Timberland REIT was party to interest rate swaps that fixed the LIBOR-based component of the interest rate for certain portions of the Senior Loan (see Note 5).
(3)	The terms of the Mezzanine Loan were amended on March 30, 2009 to change the amounts and dates of the mandatory repayment requirements and to extend the maturity date to April 30, 2010.

Wells Timberland REIT held a first mortgage loan in the amount of $201.9 million with CoBank, ACB (“CoBank”) that bore interest at an adjustable rate based on one-, two-, or three-month London Interbank Offer Rate (“LIBOR”) plus a margin that varied based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination (the “Senior Loan”). Such interest rate would increase by 2% per year in the event of a default. The Senior Loan was subject to mandatory prepayment from (i) any proceeds generated from the sales or other dispositions of timber and the Mahrt Timberland, and (ii) proceeds of Wells Timberland REIT’s public offerings once the second mortgage loan discussed below was repaid. The credit agreement for the Senior Loan contained various restrictive and financial covenants customary for loans of this type, including a minimum debt service coverage ratio, as defined by the credit agreement, of 1.60:1.00 during 2009, and 1.70:1.00 through its maturity date. The terms of the Senior Loan permitted Wells Timberland REIT to make distributions to stockholders upon the attainment of a ratio of less than 40% of the amount of the Senior Loan to the value of the Mahrt Timberland at the time of determination. As of December 31, 2009, Wells Timberland REIT was in compliance with the restrictive and financial debt covenants of its outstanding debt obligations.

The Senior Loan was secured by a first mortgage on the Mahrt Timberland, a senior security interest in a revenue account that held all revenue generated by the Mahrt Timberland less Wells Timberland REIT’s budgeted monthly operating expenses (“Revenue Account”), and a second security interest in all funds raised through Wells Timberland REIT’s public offerings. The Senior Loan was also secured by a first priority lien on all other assets of Wells Timberland REIT, including rights under the Mahrt Timberland timber agreements (see Note 6).

Wells Timberland REIT held a second mortgage loan in the amount of $15.0 million with Wachovia Bank, N.A. (“Wachovia”) that incurred interest at an annual rate of 11.0% (the “Mezzanine Loan”). In the event of a default, the Mezzanine Loan interest rate would increase by 2% per annum. On March 30, 2009, Wells Timberland REIT amended the Mezzanine Loan to extend the maturity date from September 30, 2009 to April 30, 2010.

The Mezzanine Loan was subject to mandatory prepayment from the proceeds of Wells Timberland REIT’s public offerings and, after reduction of the Senior Loan to a 40% Senior Loan-to-collateral value ratio, from the proceeds of sales or other dispositions of timber and the Mahrt Timberland. The Mezzanine Loan was secured by a second mortgage in the Mahrt Timberland, a first security interest in all funds raised through Wells Timberland REIT’s public offerings prior to the repayment of the Mezzanine Loan, and a second security interest in the Revenue Account. The Mezzanine Loan was also secured by a second priority lien on all other assets of Wells Timberland REIT, including rights under the Mahrt Timberland timber agreements (see Note 6). Finally, the Mezzanine Loan was guaranteed by Wells Real Estate Funds, Inc. (“Wells REF”), sole owner of Wells Capital.

On March 24, 2010, Wells Timberland REIT entered into a five-year senior loan agreement for approximately $211.0 million with CoBank and Wells Fargo Securities, LLC serving as co-lead lenders and CoBank serving as administrative agent (the “Mahrt Loan”). Proceeds from the Mahrt Loan were used to refinance the outstanding balances due on the Senior Loan and the Mezzanine Loan and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. The Mahrt Loan may be voluntarily prepaid at any time.

The Mahrt Loan is subject to mandatory prepayment from proceeds generated from the sale or other disposition of the Mahrt Timberland equal to the allocated cost basis of the disposed timberland. Additional repayments are required from proceeds of Wells Timberland REIT’s public offerings and any proceeds generated from the sales or other dispositions of timber until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40%. The Mahrt Loan is secured by a first mortgage in the Mahrt Timberland, a first security interest in all funds raised through Wells Timberland REIT’s offerings, a first priority security interest in all bank accounts held by Wells Timberland REIT, and a first priority security interest on all other assets of Wells Timberland REIT, including rights under the Mahrt Timberland timber agreements (see Note 6).

As of December 31, 2009 and 2008, Wells Timberland REIT’s weighted-average interest rate on the aforementioned borrowings was approximately 4.97% and 5.84%, respectively. During the twelve months ended December 31, 2009, 2008, and 2007, Wells Timberland REIT made interest payments on the Mezzanine Loan of approximately $4.7 million, $12.1 million, and $3.0 million, respectively. Wells Timberland REIT made interest payments on the Senior Loan and related interest rate swaps of approximately $9.3 million, $13.4 million, and $3.1 million during the years ended December 31, 2009, 2008, and 2007, respectively.

5.	INTEREST RATE SWAPS

Wells Timberland REIT entered into interest rate swaps in order to mitigate its interest rate risk on related financial instruments. Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, Wells Timberland REIT’s derivatives may not qualify for hedge accounting treatment.

Wells Timberland REIT entered into an interest rate swap agreement with Wachovia to hedge its exposure to the Senior Loan’s variable interest rate (the “Wachovia Interest Rate Swap”). The Wachovia Interest Rate Swap was effective on October 16, 2007 and matures on September 30, 2010. From October 16, 2007 through October 24, 2008, the notional amount of the Wachovia Interest Rate Swap was $212.0 million. From October 25, 2008 through September 30, 2010, the notional amount of the Wachovia Interest Rate Swap is $106.0 million. Under the terms of the Wachovia Interest Rate Swap, from October 16, 2007 to October 24, 2008, Wells Timberland REIT paid interest at a fixed rate of 4.905% per annum and received LIBOR-based interest payments based on $212.0 million. From October 25, 2008 through September 30, 2010, Wells Timberland REIT will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on $106.0 million. The Wachovia Interest Rate Swap effectively fixed the interest rate on the Senior Loan at 6.405% per annum through October 24, 2008. From October 25, 2008 through March 24, 2010, the Wachovia Interest Rate Swap effectively fixed the interest rate on $106.0 million of the Senior Loan at 6.405% per annum. From March 24, 2010 to September 30, 2010, the Wachovia Interest Rate Swap effectively fixes the LIBOR component of the variable interest rate on $106.0 million of the Mahrt Loan at 4.905% per annum. The detail of loss on the Wachovia Interest Rate Swap, which is recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Noncash gain (loss) on Wachovia Interest Rate Swap	$3,418,174	$(3,055,037)	$(4,043,479)
Net payments on Wachovia Interest Rate Swap	(4,900,648)	(3,904,210)	(22,010)

Loss on Wachovia Interest Rate Swap	$(1,482,473)	$(6,959,247)	$(4,065,489)

On January 23, 2009, Wells Timberland REIT entered into an interest rate swap agreement with CoBank to hedge its exposure to changing interest rates on $75.0 million of the Senior Loan subject to a variable interest rate (the “CoBank Interest Rate Swap”). The CoBank Interest Rate Swap had an effective date of February 24, 2009 and matured on February 24, 2010. Under the terms of the CoBank Interest Rate Swap, Wells Timberland REIT paid interest at a fixed rate of 1.14% per annum and received LIBOR-based interest payments from CoBank on $75.0 million of the Senior Loan. The CoBank Interest Rate Swap effectively fixed the interest rate on $75.0 million of the Senior Loan at 2.64% through February 24, 2010. During the year ended December 31, 2009, Wells Timberland REIT recognized a loss on the CoBank Interest Rate Swap of approximately $0.6 million, which is comprised of an unrealized loss on the change in fair value of approximately $0.1 million and interest paid of approximately $0.5 million. The loss on the CoBank Interest Rate Swap is recorded as loss on interest rate swaps in the accompanying statements of operations, as the CoBank Interest Rate Swap did not qualify for hedge accounting treatment.

6.	COMMITMENTS AND CONTINGENCIES

MeadWestvaco Timber Agreements

In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco plus a portion of the gross proceeds received from MeadWestvaco under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco will purchase specified amounts of timber, including pine pulpwood, hardwood pulpwood, chip-n-saw, and pine sawlogs, from Wells Timberland TRS at specified prices per ton of timber, depending upon the type of timber. The fiber supply agreement is subject to market pricing adjustments every six months based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland. For the years ended December 31, 2009, 2008, and 2007, approximately 46%, 41%, and 52%, respectively, of Wells Timberland REIT’s revenue was derived from the Timber Agreements. For 2010, Wells Timberland REIT is required to make available a minimum of approximately 0.5 million tons of timber for purchase by MeadWestvaco at market pricing.

FRC Timberland Operating Agreement

On October 9, 2007, Wells Timberland REIT entered into a timberland operating agreement with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland operating agreement, FRC will manage and operate the Mahrt Timberland and the related timber operations, including ensuring delivery of timber to MeadWestvaco in compliance with the Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, Wells Timberland REIT will pay FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on net revenues generated by the Mahrt Timberland. The incentive fee is payable annually in arrears. The timberland operating agreement has a term of five years with the option to extend for one-year periods and may be terminated by either party with mutual consent or by Wells Timberland REIT with or without cause upon providing 180 days’ prior written notice.

Obligations under Operating Leases

Wells Timberland REIT owns leasehold interests related to the use of approximately 87,000 acres of timberland as of December 31, 2009. These operating leases have expiration dates ranging from 2010 through 2022. Approximately 49,400 acres of these leased timberlands are leased to Wells Timberland REIT under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for annual rental payments of $3.10 per acre plus an additional payment based on the change in the Producer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. This annual rental payment adjustment increased the per-acre lease rate to approximately $18.87 for 2009, which is the rate used to calculate the following remaining required payments under the terms of the operating leases as of December 31, 2009:

2010	$1,964,908
2011	1,870,259
2012	1,693,572
2013	1,469,075
2014	1,358,048
Thereafter	9,348,959

$17,704,821

Carbon Storage Agreement

On March 19, 2009, Wells Timberland REIT entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange for the preceding calendar year. For the year ended December 31, 2009, approximately $0.1 million of revenue related to the Carbon Storage Agreement is included in other revenues in the accompanying consolidated statements of operations.

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

7.	NONCONTROLLING INTEREST

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

General

Wells Timberland REIT’s charter authorizes it to issue 1.0 billion shares of capital stock, consisting of 900 million common shares and 100 million preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions (subject to any preferential rights of any shares of preferred stock that may be issued in the future) as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion, or exchange rights. As of December 31, 2009, Wells Timberland REIT has issued 19.5 million shares of common stock, including 20,000 shares of common stock to Wells Capital, which were subsequently transferred to Wells TIMO on December 28, 2006.

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

At a meeting held on August 28, 2008, Wells Timberland REIT’s board of directors unanimously approved the designation, issuance, and sale of up to 15,000 shares of Wells Timberland REIT’s Series B preferred stock to Wells REF for the purchase price of $1,000 per share. On August 29, 2008 and December 31, 2009, Wells Timberland REIT issued 10,700 and 800 shares, respectively, of Series B preferred stock to Wells REF in exchange for approximately $10.7 million and $0.8 million, respectively, or $1,000 per share. The proceeds from the sale of the Series B preferred stock were used to fund a portion of a principal payment under the Mezzanine Loan. Dividends accrue on the Series B preferred stock at the per annum rate of 8.5% of the Series B issue price, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series B preferred stock. If authorized by Wells Timberland REIT’s board of directors and declared by Wells Timberland REIT, accruing dividends on the Series B preferred stock are payable on September 30, 2010 and on September 30 of each year thereafter. Wells Timberland REIT’s Series B preferred stock is not convertible into shares of Wells Timberland REIT’s common stock. If Wells Timberland REIT is liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of Wells Timberland REIT’s common stock or any other class or series of Wells Timberland REIT’s capital stock ranking junior on liquidation to the Series B preferred stock. The Series B preferred stock ranks in parity with Wells Timberland REIT’s Series A preferred stock with respect to dividends and payments upon a dissolution of Wells Timberland REIT.

As of December 31, 2009 and 2008, accrued dividends on preferred stock of approximately $7.3 million and $3.7 million, respectively, are included in preferred stock in the accompanying consolidated statements of stockholders’ equity.

Stock Incentive Plan

Wells Timberland REIT has adopted a long-term incentive plan, which will be used to attract and retain qualified independent directors, employees, advisors, and consultants, as applicable, subject to certain limitations. A total of 500,000 shares of common stock have been authorized and reserved for issuance under the long-term incentive plan, of which 100,000 of such common shares are reserved for issuance to independent directors under an independent directors compensation plan.

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

On January 17, 2008, the board of directors of Wells Timberland REIT amended the long-term incentive plan to grant independent directors the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per share (which represents the purchase price per share that Wells Timberland REIT would receive in its Public Offerings after deducting the selling commission and dealer-manager fee).

In addition to cash compensation, upon the appointment of an independent director to Wells Timberland REIT’s board, each director received a grant of options to purchase 2,500 shares of its common stock. Of the options granted, one-third were immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These initial grants of options were anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she received a subsequent grant of options to purchase 1,000 shares of Wells Timberland REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant. A summary of stock option activity under Wells Timberland REIT’s long-term incentive plan during the years ended December 31, 2009, 2008, and 2007 follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2006	10,000		3,333
Granted	4,000	$10

Outstanding as of December 31, 2007	14,000		8,000
Granted	4,000	$10

Outstanding as of December 31, 2008	18,000		14,000
Granted	4,000	$10

Outstanding as of December 31, 2009	22,000		18,000

Wells Timberland REIT estimated the fair value of each stock option granted in 2009, 2008, and 2007 as of the respective grant date using the Black-Scholes-Merton model with the following assumptions:

	2009	2008	2007
Risk-free rate	3.07%	3.36%	4.50%
Projected future dividend yield	0.00%	0.00%	0.00%
Expected life of the options	6.0 years	6.0 years	6.0 years
Volatility	0.246	0.262	0.274

As none of the options described above have been exercised, Wells Timberland REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (one or two years). As Wells Timberland REIT’s common stock is not publicly traded, Wells Timberland REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of companies that are similar to Wells Timberland REIT other than being publicly traded. Based on the above assumptions, Wells Timberland REIT concluded that the fair value of the options granted during the years ended December 31, 2009, 2008, and 2007 had no significant value.

On November 13, 2009, the board of directors amended and restated the independent directors compensation plan to provide for the issuance of restricted stock, rather than options, as noncash compensation to the independent directors of Wells Timberland REIT. The amended and restated plan provides that each independent director elected or appointed to the board on or after November 13, 2009 will receive a grant of 2,500 shares of restricted stock upon his or her initial election or appointment. Upon each subsequent re-election to the board, each independent director will receive a subsequent grant of 1,000 shares of restricted stock. One-third of the shares of restricted stock granted upon election and re-election immediately vests, one-third vests on the first anniversary of the date of grant, and one-third vests on the second anniversary of the date of grant. As of December 31, 2009, no shares of restricted stock had been granted.

Distribution Reinvestment Plan

Wells Timberland REIT has adopted a distribution reinvestment plan (“DRP”), as amended, through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into shares of Wells Timberland REIT’s common stock in lieu of receiving cash distributions. Shares may be purchased under the DRP for a price equal to: (i) during Wells Timberland REIT’s Follow-On Offering, $9.55 per share; (ii) during any subsequent public equity offering, 95.5% of the offering price per share in such offering; and (iii) for the first 12 months subsequent to the close of Wells Timberland REIT’s last public equity offering prior to the listing of its shares on a national securities exchange, 95.5% of the most recent offering price per share. After that 12-month period, Wells Timberland REIT will publish a per-share valuation determined by Wells TIMO or another firm chosen for that purpose, and distributions will be reinvested at a price equal to the most recently published per-share estimated value. Participants in the DRP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of Wells Timberland REIT’s common stock.

Share Redemption Plan

The board of directors of Wells Timberland REIT has adopted a share redemption plan (“SRP”). The SRP allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. The SRP provides that Wells Timberland REIT may repurchase a stockholder’s common stock for $9.10 per share during Wells Timberland REIT’s public offerings. However, the terms of the Senior Loan and Mezzanine Loan obtained in connection with the acquisition of the Mahrt Timberland prohibited Wells Timberland REIT from redeeming any Wells Timberland REIT stockholders’ shares under the SRP (except in cases of death or disability) until the Mezzanine Loan was repaid in full and the

Senior Loan was reduced to a 40% loan-to-collateral value ratio. The Mahrt Loan prohibits Wells Timberland REIT from redeeming any Wells Timberland REIT stockholders’ shares under the SRP (except in cases of death or disability) until (i) reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40% and (ii) obtainment of a fixed charge coverage ratio of greater than 1.05:1.00 (see Note 4).

The initial redemption price is expected to remain fixed until one year after Wells Timberland REIT completes its public equity offerings (other than secondary offerings or offerings related to a distribution reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in Wells Timberland OP). Thereafter, the redemption price would equal 95% of the per-share value of Wells Timberland REIT as estimated by Wells TIMO or another firm chosen by the board of directors for that purpose.

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

The shares redeemed under the SRP, other than upon the death or qualifying disability of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. Wells Timberland REIT’s board of directors has approved a monthly, non-cumulative reserve of $150,000 for death or qualifying disability redemptions of common stock. The board of directors could amend or terminate the share redemption plan upon 30 days’ written notice. During the years ended December 31, 2009 and 2008, approximately $257,200 and $300,000 shares, respectively, were redeemed under the SRP. No shares were redeemed under the SRP during the year ended December 31, 2007.

10.	RECREATIONAL LEASES

Wells Timberland REIT leases certain access rights to portions of the Mahrt Timberland to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. Wells Timberland REIT retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2009, approximately 238,000 acres, or 88%, of Wells Timberland REIT’s available timberland have been leased to tenants under operating leases that expire in May 2010. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the term of the respective recreational leases and recognized as other revenue. As of December 31, 2009 and 2008, approximately $1.0 million and $1.1 million, respectively, of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2009, 2008, and 2007, Wells Timberland REIT recognized rental income related to recreational leases of approximately $2.5 million, $2.5 million, and $0.5 million, respectively.

11.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Timber assets acquired with note payable to seller	$—	$—	$397,979,000

Other liabilities assumed upon acquisition of timber	$—	$—	$288,370

Amortization of stock options	$—	$—	$4,200

Commissions on stock sales and related dealer-manager fees due to affiliate	$5,148	$—	$129,068

Other offering costs due to affiliate	$725,505	$1,093,328	$290,090

Discounts applied to issuance of common stock	$320,959	$313,639	$196,662

Dividends accrued on preferred stock	$3,640,379	$3,042,353	$629,620

Deferred financing costs due to affiliate	$—	$727,500	$—

12.	RELATED-PARTY TRANSACTIONS

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

The Advisory Agreement renews for successive one-year terms upon mutual consent of the parties. Effective July 11, 2009, the Advisory Agreement was renewed through July 10, 2010 upon terms identical to those of the Advisory Agreement in effect through July 10, 2009. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed for the payments described in Note 8.

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses, or 1.2% of gross offering proceeds raised. As of December 31, 2009, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and other offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $0.2 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of December 31, 2009, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to Wells Timberland REIT’s Initial Public Offering and Follow-On Offering of approximately $7.0 million and $1.5 million, respectively. Upon the expiration of Wells Timberland REIT’s Initial Public Offering on August 11, 2009, approximately $4.9 million of organization and offering expenses related to the Initial Public Offering that had not been incurred and charged to additional paid-in capital by Wells Timberland REIT was expensed by Wells TIMO and is not subject to reimbursement by Wells Timberland REIT.

The Mezzanine Loan and Senior Loan contained restrictive covenants that prohibited Wells Timberland REIT from paying monthly asset management fees, administrative expense reimbursements and a substantial portion of organization and offering cost reimbursements to Wells TIMO until the Mezzanine Loan was repaid in full and after reduction of the Senior Loan to a 40% Senior Loan-to-collateral value ratio. These amounts are recorded as due to affiliates in the accompanying consolidated balance sheets.

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager. Wells TIMO has the responsibility of limiting Wells Timberland REIT’s total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended (“Operating Expense Limitation”) unless a majority of Wells Timberland REIT’s independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, Wells TIMO must reimburse the excess operating expenses to Wells Timberland REIT within 60 days after the end of each fiscal quarter. However, at Wells TIMO’s option, Wells TIMO or its affiliate, as applicable, may defer receipt of any portion of the reimbursement of operating expenses and seek approval from the Wells Timberland REIT’s independent directors to receive such payments, without interest, in a future period to the extent that the reimbursement would not result in expenses exceeding the Operating Expense Limitation for such future period. As of December 31, 2009, Wells TIMO has deferred the reimbursement of approximately $0.7 million of operating expenses and, accordingly, this amount is not included in general and administration expenses in Wells Timberland REIT’s accompanying consolidated statements of operations for the year ended December 31, 2009. Wells Timberland REIT’s board of directors, including all of its independent directors, has determined that these deferred expenses represent legitimate operating expenses necessary for the operation of Wells Timberland REIT’s business, that Wells Timberland REIT is in its early stages of operations, which has limited the amount of operating expenses it may incur, and that these deferred expenses should be reimbursed to Wells TIMO during a future period only if the reimbursement of such amount, together with all other operating expenses paid or reimbursed in that period, would not result in operating expenses in excess of the Operating Expense Limitation.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Commissions(1)(2)	$3,948,639	$6,089,901	$3,010,071
Administrative reimbursements	1,928,579	2,656,604	2,312,902
Dealer-manager fees(1)	1,079,013	1,623,995	774,018
Asset management fees	3,974,727	4,006,811	671,198
Other offering costs(1)	725,505	1,093,328	511,218
Disposition fees	100,484	89,817	—

Total	$11,756,947	$15,560,456	$7,279,407

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions were reallowed to participating broker/dealers during 2009, 2008, and 2007.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Administrative reimbursements due to Wells TIMO	$7,601,209	$5,672,628
Operating expense reimbursements due to Wells TIMO	1,067,691	1,021,309
Asset management fees due to Wells TIMO	8,652,736	4,678,009
Other offering cost reimbursements due to Wells TIMO	2,108,923	1,383,418
Commissions and dealer-manager fees due to WIS	39,990	34,842

Total	$19,470,549	$12,790,206

Series B Preferred Stock

On December 31, 2009, Wells Timberland REIT issued 800 shares of Series B preferred stock to Wells REF in exchange for approximately $0.8 million, or $1,000 per share (see Note 9).

Conflicts of Interest

As of December 31, 2009, Wells TIMO had ten employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

Additionally, one of Wells Timberland REIT’s independent directors also serves on the board of another REIT sponsored by Wells Capital and, accordingly, may encounter certain conflicts of interest regarding investment and operations decisions.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells TIMO, Wells Capital, WIS, and their affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells REF-sponsored investment products. As of December 31, 2009, Wells Timberland REIT believes that Wells REF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

Wells Timberland REIT will also be dependent upon the ability of its customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on Wells Timberland REIT’s results of operations.

13.	LOSS ON SALE OF SUBSIDIARIES

On December 18, 2008, in preparation to qualify as a REIT, Wells Timberland REIT sold two of its wholly owned subsidiaries, Wells Timberland Acquisition, LLC (“Wells Timberland Acquisition”) and MWV SPE, LLC (“MWV SPE”), to Wells REF for a gross sales price of approximately $2.0 million, excluding customary closing costs (the “Subsidiary Disposition”). At the time of its disposition, MWV SPE held a deposit account (the “Deposit Account”) in the amount of approximately $407.9 million and a promissory note to MeadWestvaco in the amount of approximately $398.0 million with a maturity date of October 9, 2027 (the “MWV Promissory Note”) related to the Mahrt Timberland acquisition, which caused it to not meet the operational requirements of the REIT rules under the Internal Revenue Code. All other timber assets and debt associated with the Mahrt Timberland were transferred to Wells Timberland OP prior to the Subsidiary Disposition. For the years ended December 31, 2008 and 2007, Wells Timberland REIT recognized interest income related to the Deposit Account of approximately $14.5 million and $5.1 million, respectively. Wells Timberland REIT recognized interest expense related to the MWV Promissory Note of approximately $14.1 million and $4.9 million for the years ended December 31, 2008 and 2007, respectively. As a result of the Subsidiary Disposition, Wells Timberland

REIT recognized a net loss on sale of approximately $4.7 million for the year ended December 31, 2008, and received net sales proceeds of approximately $2.0 million, which was used to pay down the Mezzanine Loan and fund a working capital account. After the Subsidiary Disposition, neither Wells Timberland REIT nor any of its subsidiaries are an obligor on the MWV Promissory Note or holds an interest in the Deposit Account. The disposition of Wells Timberland Acquisition, and indirectly MWV SPE and the Deposit Account, removed certain impediments to Wells Timberland REIT’s ability to qualify as a REIT.

14.	INCOME TAXES

Wells Timberland REIT records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. Components of the deferred tax asset and deferred tax liability as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008
Deferred tax asset:
Net operating loss carryforward	$32,327,633	$21,878,413
Net loss on interest rate swaps	1,618,932	2,838,518
Depletion	—	353,826
Gain on timberland sales	15,966	15,469
Start-up expenses	636,326	685,788
Unearned revenue	395,466	414,230
Other	10,121	9,717

Total deferred tax asset	35,004,444	26,195,961

Deferred tax liability
Depletion	(1,534,034)	—
Deferred loan costs	(28,175)	(83,103)

Total deferred tax liability	(1,562,209)	(83,103)

Valuation allowance	(33,442,235)	(26,112,858)

Deferred tax asset, net	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2009 and 2008, Wells Timberland REIT has certain deferred tax assets for which a valuation allowance of approximately $33.4 million and $26.1 million, respectively, has been provided due to uncertainty of future realization of these deferred tax assets.

Wells Timberland REIT anticipates it will elect to be taxed as a REIT for its taxable year ended December 31, 2009. As of January 1, 2009, its REIT commencement date, Wells Timberland REIT has net built-in gains on its timber assets of approximately $40.1 million. Wells Timberland REIT has elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any assets its holds at the REIT commencement date, if disposed of within the ten-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the asset disposed of as of the REIT commencement date over its basis in the asset as of the REIT commencement date (the built-in gain with respect to that asset as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its assets as of the REIT commencement date not already recognized during the ten-year period. At December 31, 2009, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $77.0 million and $63.2 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027, and the state net operating loss carryforwards will begin to expire in 2022.

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells Timberland REIT’s effective tax rate for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	2.75%	3.32%	3.78%
Valuation allowance	(36.75%)	(37.31%)	(37.78%)

Effective tax rate	—	—	—

The difference between the federal statutory tax rate and effective tax rate relates primarily to the state statutory rates, depletion, and valuation allowance.

As of December 31, 2009 and 2008, the tax basis carrying value of Wells Timberland REIT’s total assets was approximately $367.0 million and approximately $391.6 million, respectively.

15.	QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,450,495	$12,276,408	$12,342,038	$12,176,708
Operating loss	$(537,986)	$(1,776,493)	$(2,422,437)	$(3,118,687)
Net loss	$(4,544,276)	$(4,825,706)	$(5,271,804)	$(5,306,471)
Net loss available to common stockholders	$(5,441,903)	$(5,733,308)	$(6,189,379)	$(6,224,046)
Basic and diluted net loss per share available to common stockholders(1)	$(0.39)	$(0.36)	$(0.36)	$(0.33)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,268,802	$10,604,807	$11,078,803	$11,318,643
Operating loss	$(1,528,281)	$(4,413,107)	$(4,515,761)	$(3,375,696)
Net loss	$(14,784,673)	$(9,417,019)	$(12,113,248)	$(16,959,742)
Net loss available to common stockholders	$(15,463,662)	$(10,096,008)	$(12,881,927)	$(17,875,438)
Basic and diluted net loss per share available to common stockholders(1)	$(2.94)	$(1.32)	$(1.26)	$(1.42)

(1)	The sums of the quarterly amounts do not equal loss per share for the years ended December 31, 2009 and 2008 due to the increases in weighted-average shares outstanding over the years.

16.	SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From January 1, 2010 through February 28, 2010, Wells Timberland REIT raised approximately $7.1 million through the issuance of approximately 0.7 million shares of common stock under its public offering. As of February 28, 2010, approximately 197.4 million shares remained available for sale to the public under the public offering, exclusive of shares available under the DRP. No proceeds were received from issuance of common stock under the German Offering from January 1, 2010 through February 28, 2010. As of February 28, 2010, approximately 53.8 million shares remained available for sale to the Funds under our German Offering.

Mahrt Loan

Wells Timberland REIT entered into the Mahrt Loan on March 24, 2010. See Note 4 for terms and conditions of the Mahrt Loan.

Rabobank Interest Rate Swap

On March 24, 2010, as required by the terms of the Mahrt Loan, Wells Timberland REIT entered into an interest rate swap agreement with Rabobank Group (“Rabobank”) to hedge its exposure to changing interest rates on a portion of the Mahrt Loan that is subject to a variable interest rate (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap has an effective date of September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, Wells Timberland REIT will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank based on $28.5 million to $67.5 million notional amount of the Mahrt Loan.

Placement Agent Agreement

On February 25, 2010, Wells Timberland REIT entered into a placement agent agreement (the “Viscardi Placement Agent Agreement”) with Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”) and Viscardi AG, a corporation organized under the laws of Germany (“Viscardi”). Viscardi is not in any way affiliated with Wells Timberland REIT, Wells Germany, or any of their respective affiliates. Pursuant to the Viscardi Placement Agent Agreement, Wells Timberland REIT has engaged Viscardi to act as one of Wells Timberland REIT’s placement agents in connection with one or more sales by Wells Timberland REIT to potential purchasers (collectively, the “Purchasers”) that are identified by Viscardi (each, a “Transaction” and together, the “Transactions”) of up to 10,362,294 shares (the “Shares”) of Wells Timberland REIT’s common stock, par value $.01 per share (the “Common Stock”), at a price per share of $9.65, for an aggregate purchase price of up to approximately $100 million (the “2010 German Offering”). The Viscardi Placement Agent Agreement will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on an exchange (as defined in the Securities Exchange Act of 1934, as amended) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018. Wells Timberland REIT intends to enter into additional placement agent agreement in connection with the 2010 German Offering under substantially the same terms as the Viscardi Placement Agent Agreement. The sale of Shares in the 2010 German Offering is being conducted pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”) and is separate and in addition to Wells Timberland REIT’s ongoing, concurrent follow-on public offering in the U.S.

Pursuant to the Viscardi Placement Agent Agreement, Viscardi will serve as one of Wells Timberland REIT’s placement agents in connection with the Transactions identified by Viscardi and will provide ongoing account maintenance and administrative services with respect to these Purchasers. In its capacity as placement agent, Viscardi must use its reasonable efforts to identify Purchasers for the Shares and to assist Wells Timberland REIT in effecting a Transaction. In no event shall Viscardi be obligated to purchase the Shares for its own account or for the account of its affiliates or customers. In connection with the appointment as placement agent,

Viscardi shall, to the extent appropriate and requested by Wells Timberland REIT: (i) assist Wells Timberland REIT with communications to be provided to prospective Purchasers; (ii) assist Wells Timberland REIT in structuring the financial aspects of the Transaction; (iii) identify and contact selected potential Purchasers of the Shares and furnish them, on behalf of Wells Timberland REIT, with copies of the private placement memorandum; (iv) conduct all sales and marketing activities with respect to the Transactions in accordance with the terms of the Viscardi Placement Agent Agreement and Regulation S under the Securities Act; and (v) with respect to the period following the consummation of a Transaction, provide ongoing account maintenance and administrative services, including, without limitation, serving as an administrator for Wells Timberland REIT’s unregistered distribution reinvestment plan and share redemption plan offered in connection with shares of Common Stock sold in these Transactions.

Structuring Agent Agreement

On February 25, 2010, Wells Timberland REIT entered into a structuring agent agreement (the “Structuring Agent Agreement”) with Wells Germany. Wells REF, which is the owner of Wells Capital, Wells Timberland REIT’s sponsor, indirectly owns a minority interest in Wells Germany. Pursuant to the Structuring Agent Agreement, Wells Timberland REIT has engaged Wells Germany to serve as the structuring agent in connection with the Transactions to assist Wells Timberland REIT and Viscardi in (i) structuring these Transactions in compliance with German legal and tax requirements; (ii) effecting these Transactions by identifying and contacting selected potential purchasers of the Shares; (iii) preparing the private placement memorandum for use in connection with these Transactions, particularly as it relates to German legal and tax requirements; (iv) negotiating the financial aspects of these Transactions; and (v) providing such additional ongoing services contemplated by the Structuring Agent Agreement. The Structuring Agent Agreement will terminate upon the conclusion of the 2010 German Offering, provided however, that with respect to the additional ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a Liquidity Event or (ii) December 31, 2018.

In the Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, Wells Timberland REIT is selling the Shares to the Purchasers at a price per Share of $9.65. No sales commission or the dealer-manager fee is payable in connection with the German Offering; however, Wells Timberland REIT will pay Viscardi a transaction fee of $0.25 per Share purchased in each Transaction payable upon the closing of each Transaction as well as an annual fee of $0.02 per share purchased in each Transaction payable on December 31st of each year. In addition, Wells Timberland REIT will pay Wells Germany a structuring fee equal to $0.20 per share purchased in each Transaction payable within 10 days of the applicable purchase. As a result, in the German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.20 per share (which is greater than the $9.12 per share that it receives in its Follow-On Offering after deducting the sales commission and the dealer-manager fee). The fees related to a Transaction can be waived in whole or in part at the discretion of the placement agent, and fee waivers will result in the price per share being discounted in the amount of such fee waiver.

EXHIBIT INDEX

TO

2009 FORM 10-K

OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1	Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009 (the “2009 Second Quarter Form 10-Q”))

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the 2009 Second Quarter Form 10-Q)

3.3*	First Amendment to Second Amended and Restated Bylaws

3.4	Articles Supplementary dated September 28, 2007 (incorporated by reference to Exhibit 3.4 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-129651) filed on February 11, 2008 (the “Post-Effective Amendment No. 3”))

3.5	Articles Supplementary dated August 28, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 28, 2008 and filed on August 29, 2008)

4.1*	Form of Subscription Agreement with Consent to Electronic Delivery Form

4.2*	Amended and Restated Distribution Reinvestment Plan

4.3	Description of Share Redemption Plan (included in Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-157087) filed on August 5, 2009 under the caption “Description of Shares—Share Redemption Plan”)

10.1	Amended and Restated Advisory Agreement dated as of July 11, 2009 and effective as of July 11, 2009 by and among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 13, 2009)

10.2	Third Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the 2009 Second Quarter Form 10-Q)

10.3+	Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report of Form 10-Q for the quarter ended June 30, 2006 and filed on August 22, 2006)

10.4*+	Second Amended and Restated 2005 Independent Directors Compensation Plan

10.5	Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 7, 2007 (the “2007 Third Quarter Form 10-Q”))

10.6	Amendment No. 1 dated as of September 14, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the 2007 Third Quarter Form 10-Q)

10.7	Amendment No. 2 dated as of September 27, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.3 to the 2007 Third Quarter Form 10-Q)

Exhibit Number	Description
10.8	Amendment No. 3 dated as of October 4, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.4 to the 2007 Third Quarter Form 10-Q)

10.9*	Amended and Restated Credit Agreement dated as of March 24, 2010 among Timberlands II, LLC, and Wells Timberland Operating Partnership, L.P., as the borrowers, and CoBank, ACB as administrative agent and certain financial institutions as the lenders

10.10*	Amended and Restated Limited Guaranty dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders

10.11*	Amended and Restated Security Agreement dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders

10.12*	Amended and Restated Timber Manager Subordination Agreement dated as of March 24, 2010 among CoBank, ACB, as administrative agent and certain financial institutions as the lenders and Timberlands II, LLC, and Wells Timberland Operating Partnership, L.P., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, and Wells TRS Subsidiary, and Forest Resource Consultants, Inc.

10.13*	Amended and Restated Guaranty dated as of March 24, 2010 made by Wells Timberland TRS, Inc., in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders.

10.14*	Amended and Restated Guaranty dated as of March 24, 2010 made by Wells TRS Harvesting Operations, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders.

10.15*	Guaranty dated as of March 24, 2010 made by Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders

10.16*	Amended and Restated Pledge Agreement dated as of March 24, 2010 made by Wells Timberland Operating Partnership, L.P., Timberlands II, LLC, Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders

10.17*	Amended and Restated Security Agreement dated as of March 24, 2010 between Wells Timberland Operating Partnership, L.P., Timberlands II, LLC, as the borrowers, Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders

10.18	Georgia Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 (No. 333-129651) filed on December 14, 2007 (“Post-Effective Amendment No. 2”)

10.19	Alabama Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2)

Exhibit Number	Description
10.20	Georgia Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2)

10.21	Alabama Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 2)

10.22	Master Purchase Agreement dated as of July 11, 2008 by and among Wells Timberland REIT, Inc.,, Wells Timberland Management Organization, LLC, Wells-DFH Timberland Nr.88 GmbH & Co. KG and Deutsche Fonds Holding AG (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2008 and filed on July 15, 2008)

10.23	Amended and Restated Master Purchase Agreement dated as of April 8, 2009 by and among Wells-DFH Timberland Nr.88 GmbH & Co. KG, Wells-DFH Materia GmbH & Co. KG, Deutsche Fonds Holding AG, Wells Timberland REIT, Inc. and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 8, 2009 and filed on April 10, 2009)

10.24	Purchase and Sale Agreement dated as of December 18, 2008 by and between Wells Timberland Operating Partnership, L.P. and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 18, 2008 and filed on December 23, 2008)

10.25*	Master Stumpage Agreement dated October 9, 2007 by and among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, and MeadWestvaco Coated Board, Inc.

10.26*	Fiber Supply Agreement dated October 9, 2007 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc.

10.27*	First Amendment to Fiber Supply Agreement dated January 28, 2010 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc.

10.28	Placement Agent Agreement dated February 25, 2010 by and among Viscardi AG, Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2010 filed March 1, 2010 (the “March 1 Form 8-K)

10.29	Structuring Agent Agreement dated February 24, 2010 by and between Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.2 to the March 1 Form 8-K)

21.1*	Subsidiaries of the Company

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement