Form 10-Q
period 2010-03-31
Wells Timberland REIT, Inc.
filed 2010-05-13
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-53193

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

[Not yet applicable to the registrant]

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

Yes  ☐    No   ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of April 30, 2010: 20,841,110 shares

FORM 10-Q

WELLS TIMBERLAND REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of Wells Timberland REIT, Inc. and subsidiaries (“Wells Timberland REIT,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2009. Wells Timberland REIT’s results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$5,155,597	$5,636,878
Restricted cash and cash equivalents	9,902,835	7,955,701
Accounts receivable	738,626	992,750
Prepaid expenses and other assets	710,341	690,596
Deferred financing costs, less accumulated amortization of $9,739 and $9,873,172 as of March 31, 2010 and December 31, 2009, respectively	2,181,598	867,857
Timber assets, at cost:
Timber and timberlands, net (Note 3)	351,110,934	354,761,315
Intangible lease assets, less accumulated amortization of $412,403 and $370,793 as of March 31, 2010 and December 31, 2009, respectively	624,450	666,060

Total assets	$370,424,381	$371,571,157

Liabilities:
Accounts payable and accrued expenses	$2,469,494	$2,808,318
Due to affiliates (Note 8)	21,224,976	19,470,549
Other liabilities	3,331,945	4,926,182
Notes payable:
Senior loan (Note 4)	211,000,000	201,852,588
Mezzanine loan (Note 4)	—	14,988,709

Total liabilities	238,026,415	244,046,346
Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of March 31, 2010 and December 31, 2009	38,892,747	38,219,379
8.5% Series B preferred stock, $1,000 liquidation preference; 11,500 shares issued and outstanding as of March 31, 2010 and December 31, 2009	12,962,000	12,720,973
Common stock, $0.01 par value; 900,000,000 shares authorized; 20,541,828 and 19,460,028 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	205,419	194,601
Additional paid-in capital	176,417,152	167,627,870
Accumulated deficit	(96,079,352)	(91,238,012)

Total stockholders’ equity	132,397,966	127,524,811

Total liabilities and stockholders’ equity	$370,424,381	$371,571,157

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2010	2009
Revenues:
Timber sales	$9,764,725	$9,751,021
Timberland sales	—	4,879,710
Other revenues	1,488,145	819,764

	11,252,870	15,450,495
Expenses:
Contract logging and hauling costs	5,140,722	4,601,116
Depletion	4,307,430	4,127,369
Cost of timberland sales	—	3,350,320
General and administrative expenses	1,183,921	1,032,480
Asset and forestry management fees:
Related-party	992,304	997,712
Other	717,727	774,125
Land rent expense	571,930	595,436
Other operating expenses	639,522	509,923

	13,553,556	15,988,481

Operating loss	(2,300,686)	(537,986)

Other income (expense):
Interest income	629	17,768
Interest expense	(2,274,128)	(3,129,523)
Loss on interest rate swaps	(267,155)	(894,535)

	(2,540,654)	(4,006,290)

Net loss	(4,841,340)	(4,544,276)
Dividends to preferred stockholders	(914,395)	(897,627)

Net loss available to common stockholders	$(5,755,735)	$(5,441,903)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.29)	$(0.39)

Weighted-average common shares outstanding—basic and diluted	19,990,184	14,070,334

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	19,460,028	$194,601	43,628	$50,940,352	$167,627,870	$(91,238,012)	$127,524,811
Issuance of common stock	1,095,550	10,955	—	—	10,927,876	—	10,938,831
Redemption of common stock	(13,750)	(137)	—	—	(137,363)	—	(137,500)
Dividends on preferred stock	—	—	—	914,395	(914,395)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(957,486)	—	(957,486)
Other offering costs	—	—	—	—	(129,350)	—	(129,350)
Net loss	—	—	—	—	—	(4,841,340)	(4,841,340)

Balance, March 31, 2010	20,541,828	$205,419	43,628	$51,854,747	$176,417,152	$(96,079,352)	$132,397,966

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	13,412,781	$134,128	42,828	$46,499,973	$116,930,362	$(71,289,755)	$92,274,708
Issuance of common stock	1,511,985	15,120	—	—	15,104,733	—	15,119,853
Dividends on preferred stock	—	—	—	897,627	(897,627)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(1,330,547)	—	(1,330,547)
Other offering costs	—	—	—	—	(179,846)	—	(179,846)
Net loss	—	—	—	—	—	(4,544,276)	(4,544,276)

Balance, March 31, 2009	14,924,766	$149,248	42,828	$47,397,600	$129,627,075	$(75,834,031)	$101,339,892

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(4,841,340)	$(4,544,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	4,307,430	4,127,369
Unrealized gain on interest rate swaps	(977,515)	(334,971)
Other amortization	50,486	46,490
Stock-based compensation expense	8,333	—
Noncash interest expense	877,596	397,200
Basis of timberland sold	—	3,178,501
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	254,124	(525,988)
Increase in prepaid expenses and other assets	(19,745)	(183,600)
Decrease in accounts payable and accrued expenses	(338,824)	(742,429)
Increase in due to affiliates	1,637,736	2,135,549
(Decrease) increase in other liabilities	(616,722)	85,269

Net cash provided by operating activities	341,559	3,639,114

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(665,925)	(428,078)
Net funds invested in escrow accounts	(1,947,134)	(1,003,027)

Net cash used in investing activities	(2,613,059)	(1,431,105)

Cash Flows from Financing Activities:
Financing costs paid	(2,191,337)	—
Proceeds from notes payable	211,000,000	—
Repayments of mezzanine loan	(14,988,709)	(11,666,422)
Repayments of senior loan	(201,852,588)	(3,922,314)
Issuance of common stock	10,829,186	14,987,197
Redemption of common stock	(137,500)	—
Commissions on stock sales and related dealer-manager fees paid	(868,833)	(1,170,259)

Net cash provided by (used in) financing activities	1,790,219	(1,771,798)
Net (decrease) increase in cash and cash equivalents	(481,281)	436,211
Cash and cash equivalents, beginning of period	5,636,878	4,120,091

Cash and cash equivalents, end of period	$5,155,597	$4,556,302

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 (unaudited)

1.	Organization

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells Timberland REIT engages in the acquisition and ownership of timberland located throughout the United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 8).

As of March 31, 2010, Wells Timberland REIT owned approximately 223,300 acres of timberland and held long-term leasehold interests in approximately 85,700 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher and better use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from its timberland.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (the “Initial Public Offering”) of up to 85.0 million shares of common stock, of which 75.0 million shares were offered in the primary offering for $10.00 per share and 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering amount of $2.0 million on July 11, 2007. Wells Timberland REIT stopped offering shares for sale under the Initial Public Offering on August 11, 2009. Wells Timberland REIT raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. As of March 31, 2010, Wells Timberland

REIT has raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $30.1 million. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.

As of March 31, 2010, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering and the Follow-On Offering (the “Public Offerings”) of approximately $205.0 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $17.2 million, other organization and offering costs of approximately $0.2 million, and common stock redemptions of approximately $0.7 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $186.9 million, which was used to partially fund the Mahrt Timberland acquisition and pay down acquisition-related debt. As of March 31, 2010, Wells Timberland REIT has incurred other organization and offering costs of approximately $2.5 million, a substantial portion of which was deferred by the terms of Wells Timberland REIT’s loan agreements until the mezzanine loan obtained in connection with the acquisition of the Mahrt Timberland was repaid in full and after reduction of the senior loan obtained in connection with the acquisition of the Mahrt Timberland to a 40% loan-to-collateral value ratio.

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

On April 8, 2009, Wells Timberland REIT entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund and Wells-DFH Materia Nr.88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, Wells Timberland REIT has agreed to sell up to 53.8 million shares of its common stock that were not sold to the 2008 Fund to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). In Wells Timberland REIT’s Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German Offering, Wells Timberland REIT is selling shares of its common stock to the 2009 Fund at a price per share of $9.30. The 2009 Fund will not pay the sales commission or the dealer-manager fee in connection with the German Offering; however, Wells Timberland REIT will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German Offering. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer-manager fee. Wells Timberland REIT may increase, in its sole discretion, the size of the German Offering up to a maximum of approximately 107.5 million shares of its common stock to accommodate any additional German closed-end fund(s) or other investment vehicles that may become a party to the Amended Master Purchase Agreement in the future (together with the 2009 Fund, the “Funds”). The Funds’ right to purchase shares pursuant to the Amended Master Purchase Agreement will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. The German Offering is being conducted pursuant to Regulation S under the Securities Act and is separate and in addition to Wells Timberland REIT’s Follow-On Offering. As of March 31, 2010, Wells Timberland REIT had received net proceeds from the sale of its common stock under the German Offering of $5,000.

Wells Timberland REIT has offered up to approximately 11.4 million shares of its common stock, of which approximately 10.4 million shares are offered in a primary offering to non-U.S. persons at a price per share of $9.65 and up to approximately 1.0 million shares of common stock are reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55, in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”) (see Note 6). In Wells Timberland REIT’s Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, Wells Timberland REIT is selling shares of its common stock at a price per share of $9.65. No sales commission or dealer manager fee is payable in connection with the 2010 German Offering; however, Wells Timberland REIT will pay a transaction fee to Viscardi AG, a corporation organized under the laws of Germany (“Viscardi”), of $0.25 per share purchased in the 2010 German Offering and a structuring agent fee to Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), of $0.20 per share (see Note 6 and Note 8). As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the 2010 German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.20 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer manager fee. In addition to the transaction fee, Wells Timberland REIT will pay an annual fee to Viscardi of $0.02 per share purchased in the 2010 German Offering (see Note 6). Discounts are available to certain investors. As of March 31, 2010, Wells Timberland REIT had not sold any common stock under the 2010 German Offering.

Wells Timberland REIT has adopted a share redemption plan for the 2010 German Offering that enables stockholders to sell their shares to Wells Timberland REIT in limited circumstances. The board of directors of Wells Timberland REIT may, however, choose to amend its provisions without stockholder approval. The share redemption plan for the 2010 German Offering permits stockholders to sell their shares back to Wells Timberland REIT after they have held them for at least one year, subject to the significant conditions and limitations. The initial redemption price per share under the share redemption plan for the 2010 German Offering will be equal to the price offered to participants in the share redemption plan in connection with the Follow-On Offering, which is currently $9.10. The initial redemption price will remain fixed for one year after Wells Timberland REIT completes its public offerings in the U.S. Thereafter, the redemption price will equal 95% of the estimated per share value of our shares, as estimated by Wells Timberland REIT’s advisor or another firm chosen for that purpose. The board of directors of Wells Timberland REIT may amend, suspend or terminate the share redemption program for the 2010 German Offering upon 30 days’ notice. Wells Timberland REIT expects to modify the share redemption plan offered in connection with the 2010 German Offering, to reflect any changes made to the share redemption plan offered in connection with the Follow-On Offering.

Wells Timberland REIT maintains an unregistered distribution reinvestment plan that enables stockholders who purchase shares in the 2010 German Offering to reinvest cash distributions to purchase additional shares of Wells Timberland REIT’s common stock pursuant to Regulation S under the Securities Act. The unregistered distribution reinvestment plan with respect to the 2010 German Offering is separate and distinct from the distribution reinvestment plan related to the Follow-On Offering. The purchase price per share in Wells Timberland REIT’s unregistered distribution reinvestment plan will be equal to the price offered to participants in the distribution reinvestment plan in connection with the Follow-On Offering, which is currently $9.55 per share. Wells Timberland REIT will not pay any fees in connection with reinvestments of distributions under its unregistered distribution reinvestment plan. Wells Timberland REIT may amend or terminate the unregistered distribution reinvestment plan at its discretion at any time, provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of the board of directors) will only take effect upon 10 days prior written notice to stockholders. Wells Timberland REIT expects to modify its unregistered distribution reinvestment plan offered in connection with the 2010 German Offering, to reflect any changes made to the distribution redemption plan offered in connection with the Follow-On Offering.

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

For further information, refer to the financial statements and footnotes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010 and December 31, 2009, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $2.8 million and $3.8 million, respectively, in other liabilities. The detail of loss on interest rate swaps is provided below for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31
	2010	2009
Noncash gain on interest rate swaps	$977,515	$334,971
Net payments on interest rate swaps	(1,244,670)	(1,229,506)

Loss on interest rate swaps	$(267,155)	$(894,535)

Income Taxes

Wells Timberland REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 2009. Wells Timberland REIT was taxed as a C corporation for the years ended December 31, 2008 and 2007, and, accordingly, was subject to federal income taxes for those periods. To qualify as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, Wells Timberland REIT generally is not subject to federal income tax on taxable income it distributes to stockholders. Wells Timberland REIT is subject to certain state and local taxes related to the operations of timberland properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

Wells Timberland REIT has elected to treat Wells Timberland TRS as a taxable REIT subsidiary. Wells Timberland REIT may perform certain non-customary services, including real estate or non-real-estate related services, through Wells Timberland TRS. Earnings from services performed through Wells Timberland TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for Wells Timberland REIT to continue to qualify as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 25% of the value of the total assets of Wells Timberland REIT.

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

Fair Value Measurements

Wells Timberland REIT estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

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

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$2,801,767	$—	$2,801,767	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$3,779,282	$—	$3,779,282	$—

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for transfers of financial assets, which is effective for Wells Timberland REIT for the year beginning January 1, 2010. The guidance amends previously issued de-recognition guidance, including eliminating the concept of a “qualifying special-purpose entity”. The adoption of the guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements.

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

In January 2010, the FASB clarified previously issued GAAP and issued new requirements related to fair value measurements and disclosures. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells Timberland REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells Timberland REIT on January 1, 2011. The adoption of the guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures.

3.	Timber and Timberlands

During the three months ended March 31, 2010, Wells Timberland REIT sold no timberland. During the three months ended March 31, 2009, Wells Timberland REIT sold approximately 2,960 acres of non-strategic timberland for approximately $4.9 million, with a cost basis of approximately $3.2 million. In connection with the timberland sold during the three months ended March 31, 2009, Wells Timberland REIT entered into a timber reservation agreement with the purchaser whereby Wells Timberland REIT retained the title and right to harvest certain standing timber through December 31, 2009. As of March 31, 2010 and December 31, 2009, timber and timberlands consisted of the following, respectively:

	As of March 31, 2010
	Gross	Accumulated Depletion or Amortization	Net
Timber	$189,969,920	$4,307,430	$185,662,490
Timberlands	165,221,663	—	165,221,663
Mainline roads	263,279	36,498	226,781

Timber and Timberlands	$355,454,862	$4,343,928	$351,110,934

	As of December 31, 2009
	Gross	Accumulated Depletion or Amortization	Net
Timber	$206,762,429	$17,443,684	$189,318,745
Timberlands	165,221,663	—	165,221,663
Mainline roads	248,529	27,622	220,907

Timber and Timberlands	$372,232,621	$17,471,306	$354,761,315

4.	Notes Payable

On March 24, 2010, Wells Timberland REIT entered into a five-year senior loan agreement for $211.0 million with CoBank, ACB (“CoBank”) and Wells Fargo Securities, LLC (“Wells Fargo”) serving as co-lead lenders and CoBank serving as administrative agent (the “Mahrt Loan”). Proceeds from the Mahrt Loan were used to refinance the outstanding balances due on the senior loan and the mezzanine loan and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month London Interbank Offer Rate (“LIBOR”) plus a margin that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. Wells Timberland REIT is required to make principal reduction payments on the Mahrt Loan on September 30, 2010, March 31, 2011, September 30, 2011, and March 31, 2012, reducing the outstanding balance to an amount not greater than $198.5 million, $186.0 million, $173.5 million, and $161.0 million, respectively. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. The Mahrt Loan may be voluntarily prepaid at any time.

The Mahrt Loan is subject to mandatory prepayment from proceeds generated from the sale or other disposition of the Mahrt Timberland equal to the allocated cost basis of the disposed timberland. Additional repayments are required from net proceeds of Wells Timberland REIT’s offerings and any proceeds generated from the sales or other dispositions of timber until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40%. The Mahrt Loan is secured by a first mortgage in the Mahrt Timberland, a first security interest in all funds raised through Wells Timberland REIT’s offerings, a first priority security interest in all bank accounts held by Wells Timberland REIT, and a first priority security interest on all other assets of Wells Timberland REIT, including rights under the Mahrt Timberland timber agreements (see Note 6).

During the three months ended March 31, 2010 and 2009, Wells Timberland REIT made interest payments on the mezzanine loan of approximately $0.3 million and $1.7 million, respectively. Wells Timberland REIT made interest payments on the senior loan and related interest rate swaps of approximately $2.4 million and $2.2 million during the three months ended March 31, 2010 and 2009, respectively. Wells Timberland REIT made interest payments on the Mahrt Loan of approximately $0.2 million during the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, the estimated fair value of Wells Timberland REIT’s notes payable was approximately $211.0 million and $212.7 million, respectively. The fair values of outstanding notes payable were estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of March 31, 2010 and December 31, 2009. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Rabobank Interest Rate Swap

On March 24, 2010, as required by the terms of the Mahrt Loan, Wells Timberland REIT entered into an interest rate swap agreement with Rabobank Group (“Rabobank”) to hedge its exposure to changing interest rates on a portion of the Mahrt Loan that is subject to a variable interest rate (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap has an effective date of September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, Wells Timberland REIT will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank based on the following schedule:

Start Date	End Date	Notional Amount
September 30, 2010	December 30, 2010	$52,500,000
December 31, 2010	March 30, 2011	$49,500,000
March 30, 2011	June 30, 2011	$46,500,000
June 30, 2011	September 30, 2011	$43,500,000
September 30, 2011	December 30, 2011	$67,500,000
December 30, 2011	March 30, 2012	$62,500,000
March 30, 2012	June 29, 2012	$57,500,000
June 29, 2012	September 28, 2012	$50,000,000
September 28, 2012	December 31, 2012	$37,500,000
December 31, 2012	March 28, 2013	$28,500,000

See Interest Rate Swap Agreements in Note 2 for additional required disclosures.

6.	Commitments and Contingencies

MeadWestvaco Timber Agreements

In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco plus a portion of the gross proceeds received from MeadWestvaco under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco will purchase specified amounts of timber, including pine pulpwood, hardwood pulpwood, chip-n-saw, and pine sawlogs, from Wells Timberland TRS at specified prices per ton of timber, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland.

Carbon Storage Agreement

Wells Timberland REIT has entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange for the pursuant to the Carbon Storage Agreement. For the three months ended March 31, 2010 and 2009, approximately $0 and $50,000 of revenue related to the Carbon Storage Agreement is included in other revenues in the accompanying consolidated statements of operations.

Placement Agent Agreement

On February 25, 2010, Wells Timberland REIT entered into a placement agent agreement (the “Viscardi Placement Agent Agreement”) with Wells Germany and Viscardi AG, a corporation organized under the laws of Germany (“Viscardi”). Wells Real Estate Funds, Inc. (“Wells REF”), which is the owner of Wells Capital, Wells Timberland REIT’s sponsor, indirectly owns a majority interest in Wells Germany. Viscardi is not in any way affiliated with Wells Timberland REIT, Wells Germany, or any of their respective affiliates. Pursuant to the Viscardi Placement Agent Agreement, Wells Timberland REIT has engaged Viscardi to act as one of Wells Timberland REIT’s placement agents in connection with one or more sales by Wells Timberland REIT to potential purchasers (collectively, the “Purchasers”) that are identified by Viscardi (each, a “Transaction” and together, the “Transactions”) of up to approximately 10.4 million shares (the “Shares”) of Wells Timberland REIT’s common stock, par value $0.01 per share (the “Common Stock”), at a price per share of $9.65, for an aggregate purchase price of up to approximately $100.0 million, or the 2010 German Offering.

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

The Viscardi Placement Agent Agreement will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on an exchange (as defined in the Securities Exchange Act of 1934, as amended) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018. As of March 31, 2010, Wells Timberland REIT had incurred no fees under the Placement Agent Agreement.

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

7.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
Other offering costs due to affiliate	$129,350	$179,846

Discounts applied to issuance of common stock	$101,312	$132,656

Dividends accrued on preferred stock	$914,395	$897,627

Issuance of stock-based compensation	$25,000	—

8.	Related-Party Transactions

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

The Advisory Agreement has a one year term that began on July 11, 2009 and renews for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2009.

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of March 31, 2010, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $0.4 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of March 31, 2010, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to Wells Timberland REIT’s Follow-On Offering of approximately $1.8 million.

The mezzanine and senior loans contained restrictive covenants that prohibited Wells Timberland REIT from paying monthly asset management fees, administrative expense reimbursements, and a substantial portion of organization and offering cost reimbursements to Wells TIMO until the mezzanine loan was repaid in full and after reduction of the senior loan to a 30% loan-to-collateral value ratio. These amounts are recorded as due to affiliates in the accompanying consolidated balance sheets. The Mahrt Loan contains restrictive covenants that prohibit Wells Timberland REIT from paying such accrued amounts until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 30%.

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

Structuring Agent Agreement

On February 25, 2010, Wells Timberland REIT entered into a structuring agent agreement (the “Structuring Agent Agreement”) with Wells Germany. Pursuant to the Structuring Agent Agreement, Wells Timberland REIT has engaged Wells Germany to serve as the structuring agent in connection with the Transactions in the 2010 German Offering and to assist Wells Timberland REIT and Viscardi in (i) structuring these Transactions in compliance with German legal and tax requirements; (ii) effecting these Transactions by identifying and contacting selected potential purchasers of the Shares; (iii) preparing the private placement memorandum for use in connection with these Transactions, particularly as it relates to German legal and tax requirements; (iv) negotiating the financial aspects of these Transactions; and (v) providing such additional ongoing services contemplated by the Structuring Agent Agreement. The Structuring Agent Agreement will terminate upon the conclusion of the 2010 German Offering, provided however, that with respect to the additional ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a Liquidity Event or (ii) December 31, 2018. As of March 31, 2010, Wells Timberland REIT had incurred no fees under the Structuring Agent Agreement.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Commissions(1)(2)	$761,637	$931,965
Administrative reimbursements	645,432	616,695
Dealer-manager fees(1)	195,849	265,926
Asset management fees	992,304	997,712
Disposition fees	—	97,594
Other offering costs(1)	129,350	179,846

Total	$2,724,572	$3,089,738

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions have been re-allowed to participating broker/dealers through March 31, 2010.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Administrative reimbursements due to Wells TIMO	$8,246,641	$7,601,209
Operating expense reimbursements due to Wells TIMO	1,067,691	1,067,691
Asset management fees due to Wells TIMO	9,645,040	8,652,736
Other offering cost reimbursements due to Wells TIMO	2,238,273	2,108,923
Commissions on stock sales and related dealer-manager fees due to WIS	27,331	39,990

Total	$21,224,976	$19,470,549

Conflicts of Interest

As of March 31, 2010, Wells TIMO had 11 employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Wells Capital, Wells TIMO, and WIS are all owned and controlled by Wells REF. The operations of Wells Capital, Wells TIMO, WIS, and Wells Management Company, Inc. (“Wells Management”) represent substantially all of the business of Wells REF. Accordingly, Wells Timberland REIT focuses on the financial condition of Wells REF when assessing the financial condition of Wells Capital, Wells TIMO, WIS, and Wells Management. In the event that Wells REF were to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, the level of real estate assets managed, the amount of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored investment products. As of March 31, 2010, Wells Timberland REIT believes that Wells REF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

9.	Subsequent Events

Sale of Shares of Common Stock

From April 1, 2010 through April 30, 2010, Wells Timberland REIT raised approximately $3.0 million through the issuance of approximately 0.3 million shares of common stock under the Follow-on Offering. As of April 30, 2010, approximately 196.7 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan. No proceeds were raised from the issuance of common stock under the German Offering or the 2010 German Offering from April 1, 2010 through April 30, 2010. As of April 30, 2010, approximately 53.8 million shares remained available for sale to the Funds under the German Offering. As of April 30, 2010, approximately 10.4 million shares remained available for sale under the 2010 German Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007. Our German Offering commenced in July 2008 and the 2010 German Offering commenced in March 2010. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale or our common stock under our Follow-On Offering on August 12, 2009. We continued receiving investor proceeds under our Public Offerings, our German Offering, and the 2010 German Offering (the “Offerings”) through March 31, 2010. Thus, the results of our operations for the three months ended March 31, 2010 and 2009 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses that represent a high percentage of total revenues but are expected to decrease as the enterprise grows. As of March 31, 2010, we have raised gross offering proceeds of approximately $205.0 million through the issuance of our common stock in our Public Offerings and approximately $43.6 million through the issuance of our preferred stock to Wells REF.

On March 24, 2010, we entered into a five-year senior loan agreement for $211.0 million, which we refer to as the Mahrt Loan. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the senior loan and the mezzanine loan and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based on the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. The Mahrt Loan may be voluntarily prepaid at any time.

Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us to repay the Mahrt Loan and to further diversify our portfolio of timber assets. To the extent that significant funds are not raised, we may not be able to repay the loan or achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2010, we raised proceeds under our Public Offerings, net of commissions, dealer-manager fees, other offering costs, and redemptions, of approximately $9.7 million, substantially all of which was used to fund principal and interest payments on the mezzanine loan. On March 24, 2010, proceeds from the Mahrt Loan were used to pay off the outstanding balances of the mezzanine loan and the senior loan. All of the proceeds raised under our Offerings of common stock, net of fees and expenses, and net cash flows generated from our operations are required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%. We are required to make principal reduction payments on the Mahrt Loan on September 30, 2010, March 31, 2011, September 30, 2011, and March 31, 2012, reducing the outstanding balance to an amount not greater than $198.5 million, $186.0 million, $173.5 million, and $161.0 million, respectively. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full.

The Mahrt Loan contains restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. Once the Mahrt Loan has been reduced to a loan-to-collateral value ratio of less than 40%, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis. Future proceeds raised from the sale of our shares under our Offerings will be deemed available for investment in timberland and related assets, subject to certain restrictions, and available to fund capital expenditures, to pay down future outstanding borrowings, and to redeem preferred stock. In addition to those restrictive covenants discussed above, the Mahrt Loan requires us to maintain a minimum fixed-charge coverage ratio, as defined by the credit agreement, of 1.05:1.00 beginning with the quarter ending September 30, 2010.

We anticipate that our primary sources of future capital will be derived from the sale of our common stock under our Offerings and from operations through the sale of timberland and rights to access our land and harvest our timber to MeadWestvaco and other third parties. Following the reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40%, the amount of cash available for distribution to stockholders and the level of discretionary distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital, and other debt service requirements, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

Net cash provided by financing activities for the three months ended March 31, 2010 was approximately $1.8 million. During the three months ended March 31, 2010, we raised proceeds from the sale of common stock under our Public Offerings, net of commissions and dealer-manager fees, of approximately $10.0 million, which was used to pay down the mezzanine loan by approximately $8.8 million, fund interest expense on the mezzanine loan, and fund redemptions of common stock of approximately $0.1 million. We received gross debt proceeds of $211.0 million during the three months ended March 31, 2010, which was used to pay off the outstanding balances of the senior loan (approximately $201.9 million) and mezzanine loan (approximately $6.2 million) and fund costs associated with closing the Mahrt Loan (approximately $2.2 million). We intend to continue to generate capital from the sale of common stock under our Offerings, which is required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the covenants restricting the acquisition of additional timberland properties will be removed and we can pursue additional timberland acquisitions.

Net cash provided by operating activities for the three months ended March 31, 2010 was approximately $0.3 million, which is primarily comprised of receipts from timber sales and rental income from recreational leases in excess of operating costs, interest expense, asset and forestry management fees, and general and administrative expenses. As required by the terms of the Mahrt Loan, the majority of our future net cash flow from operating activities will be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the restrictive covenants that prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification will be removed.

During the three months ended March 31, 2010, net cash used in investing activities was approximately $2.6 million, which included approximately $1.9 million of net funds invested in escrow accounts required by lenders and approximately $0.7 million invested in timber, timberland, and related assets. We expect to utilize the residual cash balance of approximately $5.2 million as of March 31, 2010 to satisfy current liabilities.

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

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Once allowed under the restrictive covenants of the Mahrt Loan, we anticipate using a substantial portion of cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland, to repay amounts due to affiliates and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. After reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40%, we anticipate using substantially all net proceeds generated from the sale of our shares under our Offerings to fund future acquisitions of timberland, to fund capital expenditures, to pay down existing and future outstanding borrowings, and to redeem preferred stock. Proceeds generated from future debt financings may also be used to fund future acquisitions of timberland and capital expenditures.

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of the cost of our timber assets before adjustment for noncash reserves, depletion, and amortization; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. As of March 31, 2010, our leverage ratio, or the ratio of total debt to total purchase price of timber assets plus cash and cash equivalents, was approximately 51% and our debt-to-net assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 118%. Our board of directors may determine that it is in our best interest to pursue highly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties. As a result, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

All of the proceeds raised under our Offerings, net of fees and expenses, are required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%. See “—Liquidity and Capital Resources.”

Our contractual obligations as of March 31, 2010 will become payable in the following periods:

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Debt obligations	$211,000,000	$12,500,000	$37,500,000	$—	$161,000,000
Estimated interest on debt obligations(1)	36,014,158	8,413,019	14,749,045	11,552,913	1,299,181
Operating lease obligations	17,212,188	1,472,275	3,563,831	2,827,123	9,348,959
Due to affiliates(2)	21,224,976	—	21,224,976	—	—

Total	$285,451,322	$22,385,294	$77,037,852	$14,380,036	$171,648,140

(1)

Interest obligations are measured at the contractual rate for fixed-rate debt, or at the effectively-fixed rate for variable rate debt with interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps.

(2)

The Mahrt Loan contains restrictive covenants that prohibit us from paying accrued asset management fees, accrued administrative expense reimbursements, and other offering cost reimbursements to Wells TIMO until the Mahrt Loan is reduced to a loan-to-collateral value ratio of less than 30%, which we expect to occur in 2011.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. In the first quarter of 2010, average prices for sawtimber, pulpwood and chip-n-saw were approximately 26%, 25% and 4%, respectively, higher than the first quarter of 2009 due to wet weather that affected both logging conditions and wood supply causing many mills in the South to run low on inventory. As a result, demand drove up prices during the quarter. For the three months ended March 31, 2010, our pulpwood and sawtimber harvests decreased by approximately 18% and 31%, respectively, compared to the three months ended March 31, 2009 due to a significant decrease in stumpage sales caused by wet weather and poor logging conditions, offset by an increase in delivered sales as a result of the shift in focus from stumpage sales to delivered sales of timber harvested from tracts with better logging conditions. Our chip-n-saw harvest during the three months ended March 31, 2010 remained relatively stable as compared to the same period in 2009. Contract logging and hauling expenses for the three months ended March 31, 2010 was approximately 12% higher compared to the three months ended March 31, 2009, primarily due to a 10% increase in delivered wood and an increase in fuel wood deliveries driven by our participation in the Biomass Crop Assistance Program (“BCAP”) sponsored by the United States Department of Agriculture’s Farm Service Agency. BCAP provides matching payments to agricultural and forest land owners and operators that deliver eligible biomass material to designated biomass conversion facilities for use as heat, power, bio-based products or biofuels.

Comparison of the three months ended March 31, 2009 versus the three months ended March 31, 2010

Revenue. Revenues decreased from approximately $15.5 million for the three months ended March 31, 2009 to approximately $11.3 million for the three months ended March 31, 2010 due to a decrease of approximately $4.9 million in revenue from timberland sales, offset by an increase in other revenues of approximately $0.7 million. We did not sell any timberland during the three months ended March 31, 2010 compared to selling approximately 2,960 acres during the same period in 2009. Revenue from timber sales remained stable due to increases in timber prices, offset by decreases in harvest volumes. Other revenues increased due to funds received from BCAP. Future revenue from timber sales related to the Mahrt Timberland is expected to decrease slightly based on lower harvest volumes and relatively stable timber prices.

Operating expenses. Contract logging and hauling costs increased approximately 12% from approximately $4.6 million for the three months ended March 31, 2009 to approximately $5.1 million for the three months ended March 31, 2010, primarily due to a 10% increase in delivered wood volume. Cost of timberland sales for the three months ended March 31, 2010 decreased by approximately $3.4 million as we did not sell any timberland during the period. Contract logging and hauling, depletion, other operating expenses, and asset and forestry management fees are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

General and administrative expenses. General and administrative expenses increased from approximately $1.0 million for the three months ended March 31, 2009 to approximately $1.2 million for the same period in 2010, primarily due to an increase in legal fees related to property tax appeals, an increase in salary reimbursements to Wells TIMO as a result of the addition of one employee, and an increase in director fees due to the addition of an independent director to our board of directors. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $3.1 million for the three months ended March 31, 2009 to approximately $2.3 million for the three months ended March 31, 2010, primarily as a result of lower principal balances outstanding on our debt facilities, offset by an approximately $0.5 million increase in amortization of deferred financing costs associated with the refinancing of the senior and mezzanine loans. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.3 million for the three months ended March 31, 2010 compared to a loss of approximately $0.9 million for the three months ended March 31, 2009. The loss was primarily due to the fact that the variable interest rate incurred on our senior loan was lower than the contractual interest rates of the related interest rate swaps during the three months ended March 31, 2010. The decrease was primarily due to decreases in the lengths of time remaining under the respective swap contracts, changes in market interest rates and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss increased from approximately $4.5 million for the three months ended March 31, 2009 to approximately $4.8 million for the three months ended March 31, 2010, primarily as a result of an approximately $1.8 million increase in operating loss, offset by decreases in interest expense and loss on interest rate swaps of approximately $0.9 million and $0.6 million, respectively. We sustained a net loss for the three months ended March 31, 2010 primarily as a result of incurring interest expense of $2.3 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and incurring an operating loss of approximately $2.3 million. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the three months ended March 31, 2010 and 2009 was $0.29 and $0.39, respectively. As we continue to raise equity under our Offerings and generate cash flows from the operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

Adjusted EBITDA

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash, and ability to satisfy lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating performance and cash-generating capacity. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their noncash nature, and we refer to this measure as Adjusted EBITDA. As such, Adjusted EBITDA, as defined, may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be viewed as an alternative to net income or cash from operations as a measurement of our operating performance, as it excludes certain expenses related to fixed-asset investments required to generate revenues. Due to our significant amount of debt, management views operating income as the most appropriate earnings measure of our underlying timber operations. Management considers Adjusted EBITDA to be an important measure of our financial condition and cash-generating ability due to the significant amount of fixed assets subject to depletion and the significant amount of financing subject to interest and amortization expense. Our credit agreement contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since the measure is representative of adjusted income available for interest payments.

For the three months ended March 31, 2010, Adjusted EBITDA was approximately $2.1 million, an approximately $4.8 million decrease from the three months ended March 31, 2009 due to a decrease in revenue from timberland sales. Wells Timberland REIT’s reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2010 and 2009 follows:

	For the Three Months Ended March 31,
	2010	2009
Net loss	$(4,841,340)	$(4,544,276)
Add (deduct):
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(977,515)	(334,971)
Interest expense(1)	2,641,202	3,961,829
Depletion	4,307,430	4,127,369
Basis of timberland sold	—	3,178,501
Amortization(1)	928,082	443,690

Adjusted EBITDA	$2,057,859	$6,832,142

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 2009. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation. Because of our limited operating history, we have not noticed a significant impact from inflation on our revenues, net sales or income from continuing operations.

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

Timber Assets

Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated amortization. We capitalize timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation; growing or purchases of seedlings; planting, fertilization, and herbicide application; and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and are amortized over their estimated useful lives. Costs for roads built to access a single logging site are expensed as incurred.

Depletion

Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned for longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for lease tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.

Evaluation of the Recoverability of Timber Assets

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

Assertions of Legal Actions against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President; Wells Capital, the owner of our advisor; Wells Management Company, Inc. (“Wells Management”); certain affiliates of Wells REF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the responses to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, Note 6 and Note 8 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Amended Master Purchase Agreement;

•	Placement Agent Agreement;

•	Structuring Agent Agreement;

•	MeadWestvaco Timber Agreements;

•	Carbon Storage Agreement;

•	Advisory Agreement; and

•	Dealer-Manager Agreement.

Subsequent Events

Sale of Shares of Common Stock

From April 1, 2010 through April 30, 2010, we raised approximately $3.0 million through the issuance of approximately 0.3 million shares of our common stock under our Follow-On Offering. As of April 30, 2010, approximately 196.7 million shares remained available for sale to the public under our Follow-On Offering, exclusive of shares available under our distribution reinvestment plan. No proceeds were received from issuance of common stock under the German Offering and 2010 German Offering from April 1, 2010 through April 30, 2010. As of April 30, 2010, approximately 53.8 million shares remained available for sale to the Funds under our German Offering. As of April 30, 2010, approximately 10.4 million shares remained available for sale under our 2010 German Offering.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into the Mahrt Loan, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, our derivatives do not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of March 31, 2010, we had $211.0 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. As of March 31, 2010, after consideration of interest rate swaps described below, only $105.0 million of the Mahrt Loan bears interest at an effectively variable rate. As of March 31, 2010, the weighted-average interest rate the Mahrt Loan, after consideration of interest rate swaps, was 6.59%.

In October 2007, we entered into an interest rate swap agreement with Wachovia (the “Wachovia Interest Rate Swap”) to hedge exposure to changing interest rates. The Wachovia Interest Rate Swap has an effective date of October 16, 2007 and runs through September 30, 2010. From October 25, 2008 through September 30, 2010, the notional amount covered by the Wachovia Interest Rate Swap equals $106.0 million. Under the terms of the Wachovia Interest Rate Swap, from October 25, 2008 through September 30, 2010, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on a notional amount of $106.0 million. The Wachovia Interest Rate Swap effectively fixes the LIBOR rate on $106.0 million of our outstanding variable-rate debt at 4.905%.

In January 2009, we entered into an interest rate swap agreement with CoBank (the “CoBank Interest Rate Swap”) to hedge our exposure to changing interest rates on $75.0 million of our outstanding debt subject to a variable interest rate. The CoBank Interest Rate Swap had an effective date of February 24, 2009 and matured on February 24, 2010. Under the terms of the CoBank Interest Rate Swap, we paid interest at a fixed rate of 1.14% per annum and received LIBOR-based interest payments from CoBank on $75.0 million. The CoBank Interest Rate Swap effectively fixed the LIBOR rate on $75.0 million of our outstanding variable-rate debt at 1.14% through February 24, 2010.

The terms of the Mahrt Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into Rabobank Interest Rate Swap. The Rabobank Interest Rate Swap has an effective date of September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank based the following schedule:

Start Date	End Date	Notional Amount
September 30, 2010	December 30, 2010	$ 52,500,000
December 31, 2010	March 30, 2011	$ 49,500,000
March 30, 2011	June 30, 2011	$ 46,500,000
June 30, 2011	September 30, 2011	$ 43,500,000
September 30, 2011	December 30, 2011	$ 67,500,000
December 30, 2011	March 30, 2012	$ 62,500,000
March 30, 2012	June 29, 2012	$ 57,500,000
June 29, 2012	September 28, 2012	$ 50,000,000
September 28, 2012	December 31, 2012	$ 37,500,000
December 31, 2012	March 28, 2013	$ 28,500,000

Approximately $106.0 million of our total debt outstanding as of March 31, 2010 is subject to fixed rates when coupled with an interest rate swap. As of March 31, 2010, this balance incurred interest expense at an average rate of 8.905%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of March 31, 2010, after consideration of interest rate swaps, approximately $105.0 million of our total debt outstanding is subject to variable interest rates. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $1.1 million per year. The amount outstanding on our variable-rate debt facility in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the Mahrt Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

On March 23, 2010, we granted 2,500 shares of restricted common stock to George W. Sands upon his appointment to the board of directors. One-third of the shares of restricted stock granted to Mr. Sands vested immediately, one-third vests on the first anniversary of the date of grant, and one-third vests on the second anniversary of the date of grant. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2010, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	—	—	—	(1)
February 2010	12,750	$10.00	12,750	(1)
March 2010	1,000	$10.00	1,000	(1)

(1)

The commencement of our share redemption plan was announced on August 11, 2006. Our share redemption plan limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mahrt Loan prohibit Wells Timberland REIT from making redemptions, other than upon the death or qualifying disability of a stockholder, until this loan is reduced to a loan-to-collateral value ratio of less than 40% (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that, during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. Wells Timberland REIT’s board of directors has approved a monthly, non-cumulative reserve of $150,000 for death or qualifying disability redemptions of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)

During the first quarter of 2010, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K or in Item 9B or our Annual Report on Form 10-K for the year ended December 31, 2009.

On March 29, 2010, one of our directors, E. Nelson Mills became a Senior Vice President of Wells Capital and no longer qualifies as independent under our charter.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Date: May 10, 2010	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2010 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description

3.1

Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009 (the “2009 Second Quarter Form 10-Q”))

3.2

Certificate of Correction to the Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-157087) filed on April 14, 2010)

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the 2009 Second Quarter Form 10-Q)

3.5

First Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 26, 2010 (the “2009 Form 10-K”))

10.1

Amended and Restated Credit Agreement dated as of March 24, 2010 among Timberlands II, LLC, and Wells Timberland Operating Partnership, L.P., as the borrowers, and CoBank, ACB as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-K)

10.2

Amended and Restated Limited Guaranty dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.10 to the 2009 Form 10-K)

10.3

Amended and Restated Security Agreement dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.11 to the 2009 Form 10-K)

10.4

Amended and Restated Timber Manager Subordination Agreement dated as of March 24, 2010 among CoBank, ACB, as administrative agent and certain financial institutions as the lenders and Timberlands II, LLC, and Wells Timberland Operating Partnership, L.P., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, and Wells TRS Subsidiary, and Forest Resource Consultants, Inc. (incorporated by reference to Exhibit 10.12 to the 2009 Form 10-K)

10.5

Amended and Restated Guaranty dated as of March 24, 2010 made by Wells Timberland TRS, Inc., in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.13 to the 2009 Form 10-K)

10.6

Amended and Restated Guaranty dated as of March 24, 2010 made by Wells TRS Harvesting Operations, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.14 to the 2009 Form 10-K)

10.7

Guaranty dated as of March 24, 2010 made by Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.15 to the 2009 Form 10-K)

Exhibit Number	Description

10.8

Amended and Restated Pledge Agreement dated as of March 24, 2010 made by Wells Timberland Operating Partnership, L.P., Timberlands II, LLC, Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.16 to the 2009 Form 10-K)

10.9

Amended and Restated Security Agreement dated as of March 24, 2010 between Wells Timberland Operating Partnership, L.P., Timberlands II, LLC, as the borrowers, Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.17 to the 2009 Form 10-K)

10.10

First Amendment to Fiber Supply Agreement dated January 28, 2010 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.27 to the 2009 Form 10-K)

10.11

Placement Agent Agreement dated February 25, 2010 by and among Viscardi AG, Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2010 filed March 1, 2010 (the “March 1 Form 8-K)

10.12	Structuring Agent Agreement dated February 24, 2010 by and between Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.2 to the March 1 Form 8-K)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Filed herewith