Form 10-Q
period 2010-06-30
Wells Timberland REIT, Inc.
filed 2010-08-12
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-53193

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐    No   ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of July 31, 2010: 21,874,358 shares

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

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2009. Wells Timberland REIT’s results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$6,973,397	$5,636,878
Restricted cash and cash equivalents	8,399,646	7,955,701
Accounts receivable	1,144,485	992,750
Prepaid expenses and other assets	911,388	690,596
Deferred financing costs, less accumulated amortization of $120,209 and $9,873,172 as of June 30, 2010 and December 31, 2009, respectively	2,087,711	867,857
Timber assets, at cost:
Timber and timberlands, net (Note 3)	348,091,923	354,761,315
Intangible lease assets, less accumulated amortization of $454,014 and $370,793 as of June 30, 2010 and December 31, 2009, respectively	582,839	666,060

Total assets	$368,191,389	$371,571,157

Liabilities:
Accounts payable and accrued expenses	$2,641,377	$2,808,318
Due to affiliates (Note 7)	22,769,146	19,470,549
Other liabilities	5,137,414	4,926,182
Notes payable:
Senior loan (Note 4)	199,973,457	201,852,588
Mezzanine loan (Note 4)	—	14,988,709

Total liabilities	230,521,394	244,046,346

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of June 30, 2010 and December 31, 2009	39,573,597	38,219,379
8.5% Series B preferred stock, $1,000 liquidation preference; 11,500 shares issued and outstanding as of June 30, 2010 and December 31, 2009	13,205,705	12,720,973
Common stock, $0.01 par value; 900,000,000 shares authorized; 21,656,918 and 19,460,028 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	216,569	194,601
Additional paid-in capital	185,504,532	167,627,870
Accumulated deficit	(100,830,408)	(91,238,012)

Total stockholders’ equity	137,669,995	127,524,811

Total liabilities and stockholders’ equity	$368,191,389	$371,571,157

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Timber sales	$9,842,724	$11,258,679	$19,607,449	$21,009,700
Timberland sales	3,000	144,498	3,000	5,024,208
Other revenues	1,014,185	873,231	2,502,330	1,692,995

	10,859,909	12,276,408	22,112,779	27,726,903
Expenses:
Contract logging and hauling costs	5,164,530	5,526,807	10,305,252	10,127,923
Depletion	3,015,912	4,525,655	7,323,342	8,653,024
Cost of timberland sales	1,560	65,943	1,560	3,416,263
General and administrative expenses	1,194,838	861,289	2,378,759	1,893,769
Asset and forestry management fees:
Related-party	992,303	992,407	1,984,607	1,990,119
Other	715,327	768,940	1,433,054	1,543,065
Land rent expense	500,629	568,243	1,072,559	1,163,679
Other operating expenses	756,184	743,617	1,395,706	1,253,540

	12,341,283	14,052,901	25,894,839	30,041,382

Operating loss	(1,481,374)	(1,776,493)	(3,782,060)	(2,314,479)

Other income (expense):
Interest income	1,468	6,855	2,097	24,623
Interest expense	(2,310,763)	(2,677,038)	(4,584,891)	(5,806,561)
Loss on interest rate swaps	(960,387)	(379,030)	(1,227,542)	(1,273,565)

	(3,269,682)	(3,049,213)	(5,810,336)	(7,055,503)

Net loss	(4,751,056)	(4,825,706)	(9,592,396)	(9,369,982)
Dividends to preferred stockholders	(924,555)	(907,602)	(1,838,950)	(1,805,229)

Net loss available to common stockholders	$(5,675,611)	$(5,733,308)	$(11,431,346)	$(11,175,211)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.27)	$(0.36)	$(0.56)	$(0.75)

Weighted-average common shares outstanding—basic and diluted	21,038,887	15,715,827	20,517,432	14,897,626

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	19,460,028	$194,601	43,628	$50,940,352	$167,627,870	$(91,238,012)	$127,524,811
Issuance of common stock	2,224,990	22,249	—	—	22,210,989	—	22,233,238
Redemption of common stock	(28,100)	(281)	—	—	(280,719)	—	(281,000)
Dividends on preferred stock	—	—	—	1,838,950	(1,838,950)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(1,951,392)	—	(1,951,392)
Other offering costs	—	—	—	—	(263,266)	—	(263,266)
Net loss	—	—	—	—	—	(9,592,396)	(9,592,396)

Balance, June 30, 2010	21,656,918	$216,569	43,628	$52,779,302	$185,504,532	$(100,830,408)	$137,669,995

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	13,412,781	$134,128	42,828	$46,499,973	$116,930,362	$(71,289,755)	$92,274,708
Issuance of common stock	3,187,010	31,870	—	—	31,838,226	—	31,870,096
Redemption of common stock	(7,220)	(72)			(72,126)		(72,198)
Dividends on preferred stock	—	—	—	1,805,229	(1,805,229)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(2,804,568)	—	(2,804,568)
Other offering costs	—	—	—	—	(380,118)	—	(380,118)
Net loss	—	—	—	—	—	(9,369,982)	(9,369,982)

Balance, June 30, 2009	16,592,571	$165,926	42,828	$48,305,202	$143,706,547	$(80,659,737)	$111,517,938

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(9,592,396)	$(9,369,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	7,323,342	8,653,024
Unrealized gain on interest rate swaps	(1,269,022)	(1,299,767)
Other amortization	101,743	93,140
Stock-based compensation expense	8,333	—
Noncash interest expense	988,066	712,991
Basis of timberland sold	763	3,228,363
Basis of timber on terminated lease	—	84,375
Changes in assets and liabilities:
Increase in accounts receivable	(151,735)	(831,292)
Increase in prepaid expenses and other assets	(220,792)	(13,688)
Decrease in accounts payable and accrued expenses	(166,941)	(934,578)
Increase in due to affiliates	3,219,899	2,722,348
Increase in other liabilities	1,480,254	1,541,376

Net cash provided by operating activities	1,721,514	4,586,310

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(673,235)	(680,844)
Net funds invested in escrow accounts	(443,945)	(217,198)

Net cash used in investing activities	(1,117,180)	(898,042)

Cash Flows from Financing Activities:
Financing costs paid	(2,207,920)	—
Proceeds from notes payable	211,000,000	—
Repayments of mezzanine loan	(14,988,709)	(25,737,639)
Repayments of senior loan	(201,852,588)	(6,203,984)
Repayments of Mahrt loan	(11,026,543)	—
Issuance of common stock	21,988,813	31,676,499
Redemption of common stock	(281,000)	(72,198)
Other offering costs paid	(140,663)	—
Commissions on stock sales and related dealer-manager fees paid	(1,759,205)	(2,616,776)

Net cash provided by (used in) financing activities	732,185	(2,954,098)

Net increase in cash and cash equivalents	1,336,519	734,170
Cash and cash equivalents, beginning of period	5,636,878	4,120,091

Cash and cash equivalents, end of period	$6,973,397	$4,854,261

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (unaudited)

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

As of June 30, 2010, Wells Timberland REIT owned approximately 223,300 acres of timberland and held long-term leasehold interests in approximately 85,000 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher and better use (“HBU”) timberland, and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from its timberland.

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

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. As of June 30, 2010, Wells Timberland

REIT has raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $41.3 million. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.

As of June 30, 2010, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering and the Follow-On Offering (the “Public Offerings”) of approximately $216.1 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $18.0 million, other organization and offering costs of approximately $0.4 million, and common stock redemptions of approximately $0.8 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $196.9 million, which was used to partially fund the Mahrt Timberland acquisition and pay down acquisition-related debt. As of June 30, 2010, Wells Timberland REIT has incurred other organization and offering costs of approximately $2.6 million, approximately $2.2 million of which is deferred by the terms of Wells Timberland REIT’s loan agreement until after reduction of the mortgage to a 30% loan-to-collateral value ratio.

On July 11, 2008, Wells Timberland REIT entered into a master purchase agreement (the “Master Purchase Agreement”) with Wells TIMO, Wells-DFH Timberland Nr.88 GmbH & Co. KG, a German closed-end fund (the “2008 Fund”), and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany (“DFH”). DFH was not, and the 2008 Fund (prior to purchasing shares of common stock under the Master Purchase Agreement) was not, in any way affiliated with Wells Timberland REIT or its affiliates. On April 8, 2009, Wells Timberland REIT entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund and Wells-DFH Materia Nr.88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, Wells Timberland REIT has agreed to sell up to 53.8 million shares of its common stock that were not sold to the 2008 Fund to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). In Wells Timberland REIT’s Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German Offering, Wells Timberland REIT is selling shares of its common stock to the 2009 Fund at a price per share of $9.30. The 2009 Fund will not pay the sales commission or the dealer-manager fee in connection with the German Offering; however, Wells Timberland REIT will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German Offering. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer-manager fee. Wells Timberland REIT may increase, in its sole discretion, the size of the German Offering up to a maximum of approximately 107.5 million shares of its common stock to accommodate any additional German closed-end fund(s) or other investment vehicles that may become a party to the Amended Master Purchase Agreement in the future (together with the 2009 Fund, the “Funds”). The Funds’ right to purchase shares pursuant to the Amended Master Purchase Agreement will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. The German Offering is being conducted pursuant to Regulation S under the Securities Act and is separate and in addition to Wells Timberland REIT’s Follow-On Offering. As of June 30, 2010, Wells Timberland REIT had received net proceeds of $5,000 from the sale of its common stock under the German Offering.

Wells Timberland REIT has offered up to approximately 11.4 million shares of its common stock, of which approximately 10.4 million shares are offered in a primary offering to non-U.S. persons at a price per share of $9.65 and up to approximately 1.0 million shares of common stock are reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55, in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”) (see Note 5). In Wells Timberland REIT’s Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, Wells Timberland REIT is selling shares of its common stock at a price per share of $9.65. No sales commission or dealer manager fee is payable in connection with the 2010 German Offering; however, Wells Timberland REIT will pay a transaction fee to Viscardi AG, a corporation organized under the laws of Germany (“Viscardi”), of $0.25 per share purchased in the 2010 German Offering and a structuring agent fee to Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), of $0.20 per share (see Note 5 and Note 7). As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the 2010 German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.20 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer manager fee. In addition to the transaction fee, Wells Timberland REIT will pay an annual fee to Viscardi of $0.02 per share purchased in the 2010 German Offering (see Note 5). The 2010 German Offering will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. Discounts are available to certain investors. As of June 30, 2010, Wells Timberland REIT had not sold any common stock under the 2010 German Offering.

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

As of June 30, 2010 and December 31, 2009, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $2.5 million and $3.8 million, respectively, in other liabilities. The detail of loss on interest rate swaps is provided below for the three months and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Noncash gain on interest rate swaps	$291,507	$964,797	$1,269,022	$1,299,767
Net payments on interest rate swaps	(1,251,894)	(1,343,827)	(2,496,564)	(2,573,332)

Loss on interest rate swaps	$(960,387)	$(379,030)	$(1,227,542)	$(1,273,565)

Income Taxes

Wells Timberland REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 2009. Wells Timberland REIT was taxed as a C corporation for the years ended December 31, 2008 and 2007, and, accordingly, was subject to federal income taxes for those periods. To qualify to be taxed as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, Wells Timberland REIT generally is not subject to federal income tax on taxable income it distributes to stockholders. Wells Timberland REIT is subject to certain state and local taxes related to the operations of timberland properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

As of January 1, 2009, the beginning of the taxable year in which Wells Timberland REIT qualified for and elected to be taxed as a REIT, or its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $37.5 million. Wells Timberland REIT elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any timber assets it holds at the REIT commencement date, if disposed of within the ten-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the timber assets disposed of as of the REIT commencement date over its basis in the timber assets as of the REIT commencement date (the built-in gain with respect to that timberland as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its timber assets as of the REIT commencement date not already recognized during the ten-year period. At December 31, 2009, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $67.7 million and $60.6 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains.

Wells Timberland REIT has elected to treat Wells Timberland TRS as a taxable REIT subsidiary. Wells Timberland REIT may perform certain non-customary services, including real estate or non-real-estate related services, through Wells Timberland TRS. Earnings from services performed through Wells Timberland TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for Wells Timberland REIT to continue to qualify to be taxed as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 25% of the value of the total assets of Wells Timberland REIT.

Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

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

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$2,510,260	$—	$2,510,260	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$3,779,282	$—	$3,779,282	$—

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

In June 2009, the FASB issued authoritative guidance amending previously issued guidance for consolidation of variable interest entities. The new guidance is effective for Wells Timberland REIT for the year beginning January 1, 2010. The guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The adoption of the guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements.

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

3.	Timber and Timberlands

As of June 30, 2010 and December 31, 2009, timber and timberlands consisted of the following, respectively:

	As of June 30, 2010
	Gross	Accumulated Depletion or Amortization	Net
Timber	$189,953,322	$7,323,342	$182,629,980
Timberlands	165,220,900	—	165,220,900
Mainline roads	287,187	46,144	241,043

Timber and Timberlands	$355,461,409	$7,369,486	$348,091,923

	As of December 31, 2009
	Gross	Accumulated Depletion or Amortization	Net
Timber	$206,762,429	$17,443,684	$189,318,745
Timberlands	165,221,663	—	165,221,663
Mainline roads	248,529	27,622	220,907

Timber and Timberlands	$372,232,621	$17,471,306	$354,761,315

Wells Timberland REIT sold approximately two acres and 50 acres of HBU timberland during the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, Wells Timberland sold approximately two acres and 3,010 acres of HBU timberland, respectively. In connection with approximately 2,960 acres of HBU timberland sold during the six months ended June 30, 2009, Wells Timberland REIT entered into a timber reservation agreement with the purchaser whereby Wells Timberland REIT retained the title and right to harvest certain standing timber through December 31, 2009.

4.	Notes Payable

On March 24, 2010, Wells Timberland REIT entered into a five-year senior loan agreement for $211.0 million with CoBank, ACB (“CoBank”) and Wells Fargo Securities, LLC (“Wells Fargo”) serving as co-lead lenders and CoBank serving as administrative agent (the “Mahrt Loan”). Proceeds from the Mahrt Loan were used to refinance the outstanding balances due on the senior and mezzanine loans obtained in connection with the acquisition of the Mahrt Timberland and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month London Interbank Offer Rate (“LIBOR”) plus a margin of 250 to 400 basis points that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. Wells Timberland REIT is required to make principal reduction payments on the Mahrt Loan on September 30, 2010, March 31, 2011, September 30, 2011, and March 31, 2012, reducing the outstanding balance to an amount not greater than $198.5 million, $186.0 million, $173.5 million, and $161.0 million, respectively. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. The Mahrt Loan may be voluntarily prepaid at any time.

The Mahrt Loan is subject to mandatory prepayment from proceeds generated from the sale or other disposition of the Mahrt Timberland equal to the allocated cost basis of the disposed timberland. Additional repayments are required from net proceeds of Wells Timberland REIT’s offerings and any proceeds generated from the sales or other dispositions of timber until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40%. The Mahrt Loan is secured by a first mortgage in the Mahrt Timberland, a first security interest in all funds raised through Wells Timberland REIT’s offerings, a first priority security interest in all bank accounts held by Wells Timberland REIT, and a first priority security interest on all other assets of Wells Timberland REIT, including rights under the Mahrt Timberland timber agreements (see Note 5).

The Mahrt Loan contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times beginning with the quarter ending September 30, 2010;

•	limits Wells Timberland REIT’s loan-to-collateral value ratio, as defined, to 50% or less beginning as of December 31, 2010; and

•

requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Loan during any time the loan-to-collateral value ratio is 30% or greater. Once the loan-to-collateral value ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Loan.

As of June 30, 2010, Wells Timberland REIT believes it was in compliance with the restrictive and financial covenants of the Mahrt Loan.

During the six months ended June 30, 2010 and 2009, Wells Timberland REIT made interest payments of approximately $6.1 million and $7.7 million, respectively.

As of June 30, 2010 and December 31, 2009, the estimated fair value of Wells Timberland REIT’s notes payable was approximately $200.0 million and $212.7 million, respectively. The fair values of outstanding notes payable were estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of June 30, 2010 and December 31, 2009. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

Carbon Storage Agreement

Wells Timberland REIT has entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange pursuant to the Carbon Storage Agreement. Wells Timberland REIT did not recognize revenue related to the Carbon Storage Agreement during 2010.

Placement Agent Agreement

On February 25, 2010, Wells Timberland REIT entered into a placement agent agreement (the “Viscardi Placement Agent Agreement”) with Wells Germany and Viscardi. Wells Real Estate Funds, Inc. (“Wells REF”), which is the owner of Wells Capital, Wells Timberland REIT’s sponsor, indirectly owns a majority interest in Wells Germany. Viscardi is not in any way affiliated with Wells Timberland REIT, Wells Germany, or any of their respective affiliates. Pursuant to the Viscardi Placement Agent Agreement, Wells Timberland REIT has engaged Viscardi to act as one of Wells Timberland REIT’s placement agents in connection with one or more sales by Wells Timberland REIT to potential purchasers (collectively, the “Purchasers”) that are identified by Viscardi (each, a “Transaction” and together, the “Transactions”) of up to approximately 10.4 million shares (the “Shares”) of Wells Timberland REIT’s common stock, par value $0.01 per share (the “Common Stock”), at a price per share of $9.65, for an aggregate purchase price of up to approximately $100.0 million, or the 2010 German Offering.

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

The Viscardi Placement Agent Agreement will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on an exchange (as defined in the Securities Exchange Act of 1934, as amended) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018. As of June 30, 2010, Wells Timberland REIT had incurred no fees under the Placement Agent Agreement.

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

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended June 30,
	2010	2009
Other offering costs due to affiliate	$115,387	$380,118

Discounts applied to issuance of common stock	$236,092	$193,597

Dividends accrued on preferred stock	$1,838,950	$1,805,229

Issuance of stock-based compensation	$25,000	—

7.	Related-Party Transactions

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

Effective July 11, 2010, the Advisory Agreement was renewed upon terms identical to those of the Advisory Agreement in effect through July 10, 2010. The Advisory Agreement has a one year term and may be renewed for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2009.

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of June 30, 2010, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $0.5 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of June 30, 2010, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to Wells Timberland REITs Follow-On Offering of approximately $2.3 million.

The senior and mezzanine loans, which were obtained in connection with the acquisition of the Mahrt Timberland and were paid off on March 24, 2010, contained restrictive covenants that prohibited Wells Timberland REIT from paying monthly asset management fees, administrative expense reimbursements, and a substantial portion of organization and offering cost reimbursements to Wells TIMO until the mezzanine loan was repaid in full and after reduction of the senior loan to a 40% loan-to-collateral value ratio. The Mahrt Loan contains restrictive covenants that prohibit Wells Timberland REIT from paying such accrued amounts until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 30%. These amounts are recorded as due to affiliates in the accompanying consolidated balance sheets.

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

Additionally, WIS earns a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. A portion of the dealer-manager fee will be re-allowed to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan.

Structuring Agent Agreement

On February 25, 2010, Wells Timberland REIT entered into a structuring agent agreement (the “Structuring Agent Agreement”) with Wells Germany. Pursuant to the Structuring Agent Agreement, Wells Timberland REIT has engaged Wells Germany to serve as the structuring agent in connection with the Transactions in the 2010 German Offering and to assist Wells Timberland REIT and Viscardi in (i) structuring these Transactions in compliance with German legal and tax requirements; (ii) effecting these Transactions by identifying and contacting selected potential purchasers of the Shares; (iii) preparing the private placement memorandum for use in connection with these Transactions, particularly as it relates to German legal and tax requirements; (iv) negotiating the financial aspects of these Transactions; and (v) providing such additional ongoing services contemplated by the Structuring Agent Agreement. The Structuring Agent Agreement will terminate upon the conclusion of the 2010 German Offering, provided however, that with respect to the additional ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a Liquidity Event or (ii) December 31, 2018. As of June 30, 2010, Wells Timberland REIT had incurred no fees under the Structuring Agent Agreement.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Commissions (1)(2)	$666,966	$1,114,826	$1,342,957	$2,046,791
Administrative reimbursements	589,860	115,534	1,235,292	732,229
Dealer-manager fees(1)	192,162	298,255	372,343	564,181
Asset management fees	992,303	992,407	1,984,607	1,990,119
Disposition fees	60	2,890	60	100,484
Other offering costs(1)	133,916	200,272	263,266	380,118

Total	$2,575,267	$2,724,184	$5,198,525	$5,813,922

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions have been re-allowed to participating broker/dealers through June 30, 2010.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Administrative reimbursements due to Wells TIMO	$8,836,501	$7,601,209
Operating expense reimbursements due to Wells TIMO	1,067,691	1,067,691
Asset management fees due to Wells TIMO	10,637,343	8,652,736
Other offering cost reimbursements due to Wells TIMO	2,231,526	2,108,923
Commissions on stock sales and related dealer-manager fees due to WIS	(3,915)	39,990

Total	$22,769,146	$19,470,549

Conflicts of Interest

As of June 30, 2010, Wells TIMO had 11 employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, the level of real estate assets managed, the amount of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of June 30, 2010, Wells Timberland REIT has no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand and other investments necessary to meet its current and future obligations as they become due.

8.	Subsequent Events

Sale of Shares of Common Stock

From July 1, 2010 through July 31, 2010, Wells Timberland REIT raised approximately $2.2 million through the issuance of approximately 0.2 million shares of common stock under the Follow-on Offering. As of July 31, 2010, approximately 195.7 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan. No proceeds were raised from the issuance of common stock under the German Offering or the 2010 German Offering from July 1, 2010 through July 31, 2010. As of July 31, 2010, approximately 53.8 million shares remained available for sale to the Funds under the German Offering. As of July 31, 2010, approximately 10.4 million shares remained available for sale under the 2010 German Offering.

Declaration of Stock Dividend

On August 9, 2010, the board of directors of Wells Timberland REIT declared a special 2% common stock dividend on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on August 9, 2010. The special stock dividend is to be paid on a date during the month of August 2010 as the President of Wells Timberland REIT may determine.

On August 9, 2010, the board of directors of Wells Timberland REIT declared a daily non-compounding stock dividend in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on August 10, 2010 and continuing through and including September 15, 2010. This dividend is to be paid on a date during the month of September 2010 as the President of Wells Timberland REIT may determine.

On August 9, 2010, the board of directors of Wells Timberland REIT declared a stock dividend for the fourth quarter of 2010 in the amount of 0.000054945 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on September 16, 2010 and continuing through and including December 15, 2010. The fourth quarter dividend is to be paid on a date during the month of December 2010 as the President of Wells Timberland REIT may determine.

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

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. As of June 30, 2010, we owned interests in approximately 308,300 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland and leasing land-use rights to third parties. We also generate additional revenues and income from selling the rights to extract natural resources from timberland other than timber. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell to MeadWestvaco specified amounts of timber subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007. Our German Offering commenced in July 2008 and the 2010 German Offering commenced in March 2010. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale or our common stock under our Follow-On Offering on August 12, 2009. We continued receiving investor proceeds under our Public Offerings, our German Offering, and the 2010 German Offering (the “Offerings”) through June 30, 2010. Thus, the results of our operations for the three months and six months ended June 30, 2010 and 2009 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses that represent a high percentage of total revenues but are expected to decrease as the enterprise grows. As of June 30, 2010, we have raised gross offering proceeds of approximately $216.1 million through the issuance of our common stock in our Public Offerings and approximately $43.6 million through the issuance of our preferred stock to Wells REF.

On March 24, 2010, we entered into a five-year senior loan agreement for $211.0 million, which we refer to as the Mahrt Loan. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the senior loan and the mezzanine loan, which were obtained in connection with the acquisition of the Mahrt Timberland, and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin of 250 to 400 basis points that varies based on the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. The Mahrt Loan may be voluntarily prepaid at any time.

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

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2010, we raised proceeds under our Public Offerings, net of commissions, dealer-manager fees, other offering costs, and redemptions, of approximately $19.7 million, substantially all of which was used to fund principal and interest payments on outstanding debt. All of the proceeds raised under our Offerings of common stock, net of fees and expenses, and net cash flows generated from our operations are required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%. We are required to make principal reduction payments on the Mahrt Loan on September 30, 2010, March 31, 2011, September 30, 2011, and March 31, 2012, reducing the outstanding balance to an amount not greater than $198.5 million, $186.0 million, $173.5 million, and $161.0 million, respectively. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. As of July 31, 2010, the outstanding principal balance on the Mahrt Loan was approximately $196.7 million.

The Mahrt Loan contains restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. Once the Mahrt Loan has been reduced to a loan-to-collateral value ratio of less than 40%, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis. Future proceeds raised from the sale of our shares under our Offerings will be deemed available for investment in timberland and related assets, subject to certain restrictions, and available to fund capital expenditures, to pay down future outstanding borrowings, and to redeem preferred stock. In addition to those restrictive covenants discussed above, the Mahrt Loan requires us to maintain a minimum fixed-charge coverage ratio, as defined by the credit agreement, of 1.05:1.00 beginning with the quarter ending September 30, 2010. The Mahrt Loan does not, however, restrict our ability to pay stock dividends.

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

Short-Term Liquidity and Capital Resources

Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $0.7 million. During the six months ended June 30, 2010, we raised proceeds from the sale of common stock under our Public Offerings, net of commissions, dealer-manager fees, and other offering costs, of approximately $20.1 million, which was used to pay down the mezzanine loan and Mahrt Loan by approximately $8.8 million and $10.7 million, respectively, fund interest expense on the mezzanine loan, and fund redemptions of common stock of approximately $0.3 million. We received gross debt proceeds of $211.0 million during the six months ended June 30, 2010, which was used to pay off the outstanding balances of the senior loan (approximately $201.9 million) and mezzanine loan (approximately $6.2 million) and fund costs associated with closing the Mahrt Loan (approximately $2.2 million). We intend to continue to generate capital from the sale of common stock under our Offerings, which is required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the covenants restricting the acquisition of additional timberland properties will be removed and we can pursue additional timberland acquisitions.

Net cash provided by operating activities for the six months ended June 30, 2010 was approximately $1.7 million, which is primarily comprised of receipts from timber sales and rental income from recreational leases in excess of operating costs, interest expense, asset and forestry management fees, and general and administrative expenses. As required by the terms of the Mahrt Loan, the majority of our future net cash flow from operating activities will be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the restrictive covenants that prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification will be removed.

During the six months ended June 30, 2010, net cash used in investing activities was approximately $1.1 million, which included approximately $0.7 million invested in timber, timberland, and related assets and approximately $0.4 million of net funds invested in escrow accounts required by lenders. We expect to utilize the residual cash balance of approximately $7.0 million as of June 30, 2010 to satisfy current liabilities.

The Mahrt Loan contains, among others, the following restrictive and financial covenants:

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

As of June 30, 2010, we believe that we are in compliance with the restrictive and financial covenants of the Mahrt Loan.

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

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our charter precludes us from incurring debt in excess of 300% of our net assets, which we generally expect to approximate 75% of the cost of our timber assets before adjustment for noncash reserves, depletion, and amortization; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. As of June 30, 2010, our leverage ratio, or the ratio of total debt to total purchase price of timber assets plus cash and cash equivalents, was approximately 48% and our debt-to-net assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 107%. Our board of directors may determine that it is in our best interest to pursue highly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties. As a result, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%. In accordance with our charter, if our board of directors, including a majority of our independent directors, approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

All of the proceeds raised under our Offerings, net of fees and expenses, are required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%. See “—Liquidity and Capital Resources.”

Our contractual obligations as of June 30, 2010 will become payable in the following periods:

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Debt obligations	$199,973,457	$1,473,457	$37,500,000	$—	$161,000,000
Estimated interest on debt obligations(1)	32,886,323	5,235,710	14,441,815	11,872,498	1,336,300
Operating lease obligations	15,808,500	354,648	3,534,218	2,775,705	9,143,929
Due to affiliates(2)	22,769,146	—	22,769,146	—	—

Total	$271,437,426	$7,063,815	$78,245,179	$14,648,203	$171,480,229

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

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. In the second quarter of 2010, average prices for pulpwood, sawtimber and chip-n-saw were approximately 19%, 16% and 9%, respectively, higher than the second quarter of 2009 due to wet weather experienced in late 2009 and early 2010 that affected both logging conditions and wood supply causing many mills in the South to run low on inventory. As a result, demand drove up prices for all three major timber products as compared to 2009. For the three months ended June 30, 2010, our pulpwood, sawtimber and chip-n-saw harvests decreased by approximately 20%, 25% and 48%, respectively, compared to the three months ended June 30, 2009, primarily due to wet weather, poor logging conditions, and a reduction in thinnings as compared to the prior year. During the six months ended June 30, 2010, average prices for pulpwood, sawtimber and chip-n-saw were approximately 22%, 21% and 7%, respectively, higher than for the same period in 2009 due to limited supply caused by wet weather and poor logging conditions. Our pulpwood, sawtimber and chip-n-saw harvests decreased by approximately 19%, 28% and 27%, respectively, for the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to a significant decrease in stumpage sales caused by wet weather and poor logging conditions and reduced thinnings.

Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2010

Revenue. Revenues decreased from approximately $12.3 million for the three months ended June 30, 2009 to approximately $10.9 million for the three months ended June 30, 2010 due to decreases in revenue from timber and timberland sales of approximately $1.4 million and $0.1 million, respectively, offset by an approximately $0.1 million increase in other revenues. Revenue from timber sales decreased due the decreases in harvest volumes, partially offset by increases in timber prices. Revenue from timberland sales decreased as a result of selling approximately two acres during the three months ended June 30, 2010 as compared to selling 50 acres during the same period in 2009. Other revenues increased due to funds received from the Biomass Crop Assistance Program (“BCAP”) sponsored by the United States Department of Agriculture’s Farm Service Agency. BCAP provides matching payments to agricultural and forest land owners and operators that deliver eligible biomass material to designated biomass conversion facilities for use as heat, power, bio-based products or biofuels. Total harvest volumes for 2010 are expected to decrease from the 1.8 million tons harvested during 2009 due to wet weather, poor logging conditions and a reduction in thinnings, which we concentrated on in the prior year to maintain vigorous growth rates and capture favorable pulpwood prices. As such, future revenue from timber sales related to the Mahrt Timberland is expected to decrease slightly based on lower harvest volumes, offset by improving timber prices.

Operating expenses. Contract logging and hauling costs decreased approximately 7% from approximately $5.5 million for the three months ended June 30, 2009 to approximately $5.2 million for the three months ended June 30, 2010 due to an approximately 7% decrease in delivered wood volume. Depletion expense decreased approximately 33% from approximately $4.5 million for the three months ended June 30, 2009 to approximately $3.0 million for the same period in 2010, primarily due to lower harvest volumes. Contract logging and hauling, depletion, other operating expenses, and asset and forestry management fees are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

General and administrative expenses. General and administrative expenses increased from approximately $0.9 million for the three months ended June 30, 2009 to approximately $1.2 million for the same period in 2010, primarily due to an approximately $0.6 million increase in salary expense, offset by decreased information technology costs and audit and tax fees. Salary expense increased during the three months ended June 30, 2010 as compared to the same period in 2009 due to an approximately $0.7 million, non-recurring reimbursement of salary expense by Wells TIMO during the quarter ended June 30, 2009. Under the Advisory Agreement, Wells TIMO has the responsibility of limiting our general and administrative expenses, as defined by our charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, Wells TIMO must reimburse the excess operating expenses to us within 60 days after the end of each fiscal quarter. For the quarter ended June 30, 2009, Wells TIMO reimbursed us approximately $0.7 million of salary expense. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $2.7 million for the three months ended June 30, 2009 to approximately $2.3 million for the three months ended June 30, 2010, primarily as a result of lower principal balances outstanding on our debt facilities and an approximately $0.2 million decrease in amortization of deferred financing costs, offset by an increase in our weighted-average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.0 million for the three months ended June 30, 2010 compared to a loss of approximately $0.4 million for the three months ended June 30, 2009. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the three months ended June 30, 2010. The increase in loss was primarily due to changes in market interest rates, changes in the outlook of future market interest rates and an increase in the length of time remaining under our swap contracts resulting from the interest rate swap entered into on March 24, 2010 as required by the terms of the Mahrt Loan. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss of approximately $4.8 million for the three months ended June 30, 2010 was consistent with the net loss we incurred for the three months ended June 30, 2009 as a result of an approximately $0.3 million decrease in operating loss, an approximately $0.4 million decrease in interest expense, offset by an increase in loss on interest rate swaps of approximately $0.6 million. We sustained a net loss for the three months ended June 30, 2010 primarily as a result of incurring interest expense of approximately $2.3 million and a loss on interest rate swaps of approximately $1.0 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and incurring an operating loss of approximately $1.5 million. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the three months ended June 30, 2010 and 2009 was $0.27 and $0.36, respectively. As we continue to raise equity under our Offerings and generate cash flows from the operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

Comparison of the six months ended June 30, 2009 versus the six months ended June 30, 2010

Revenue. Revenues decreased from approximately $27.7 million for the six months ended June 30, 2009 to approximately $22.1 million for the six months ended June 30, 2010 due to a decrease in revenue from timberland sales of approximately $5.0 million and a decrease in revenue from timber sales of approximately $1.4 million, offset by an increase in other revenues of approximately $0.8 million. Revenue from timberland sales decreased as a result of selling approximately two acres during the six months ended June 30, 2010 as compared to selling approximately 3,010 acres during the same period in 2009. Revenue from timber sales decreased due to the decreases in harvest volumes, offset by increases in timber prices. Other revenues increased due to funds received from BCAP. Total harvest volumes for 2010 are expected to decrease from the 1.8 million tons harvested during 2009 due to wet weather, poor logging conditions and a reduction in thinnings, which we concentrated on in the prior year to maintain vigorous growth rates and capture favorable pulpwood prices. As such, future revenue from timber sales related to the Mahrt Timberland is expected to decrease slightly based on lower harvest volumes, offset by improving timber prices.

Operating expenses. Contract logging and hauling costs for the six months ended June 30, 2010 was consistent with that for the same period in 2009 due to stable delivered wood volumes. Depletion expense decreased by approximately $1.3 million, or 15%, primarily due to decreases in harvest volumes, offset by higher depletion rates associated with harvested timber. Cost of timberland sales decreased by approximately $3.4 million as a result of selling approximately 3,008 fewer acres during the six months ended June 30, 2010. Contract logging and hauling, depletion, other operating expenses, and asset and forestry management fees are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

General and administrative expenses. General and administrative expenses increased from approximately $1.9 million for the six months ended June 30, 2009 to approximately $2.4 million for the same period in 2010, primarily due to an approximately $0.7 million increase in salary expense, offset by decreases in information technology costs and tax fees of approximately $0.1 million each. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $5.8 million for the six months ended June 30, 2009 to approximately $4.6 million for the six months ended June 30, 2010, primarily as a result of lower principal balances outstanding on our debt facilities, offset by an approximately $0.3 million increase in amortization of deferred financing costs associated with the refinancing of the senior and mezzanine loans. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.2 million for the six months ended June 30, 2010 compared to a loss of approximately $1.3 million for the six months ended June 30, 2009. The loss was primarily due to the fact that the variable interest rates incurred on our senior loan and the Mahrt Loan were lower than the contractual interest rates of the related interest rate swaps during the six months ended June 30, 2010. The decrease in the loss was primarily due to decreases in the lengths of time and notional amounts remaining under the respective swap contracts, changes in market interest rates and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss increased from approximately $9.4 million for the six months ended June 30, 2009 to approximately $9.6 million for the six months ended June 30, 2010, primarily as a result of an approximately $1.5 million increase in operating loss, offset by a decrease in interest expense of approximately $1.2 million. We sustained a net loss for the six months ended June 30, 2010 primarily as a result of incurring interest expense of approximately $4.6 million and a loss on interest rate swaps of approximately $1.2 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and incurring an operating loss of approximately $3.8 million. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the six months ended June 30, 2010 and 2009 was $0.56 and $0.75, respectively. As we continue to raise equity under our Offerings and generate cash flows from the operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

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

For the three months ended June 30, 2010, Adjusted EBITDA was approximately $1.6 million, an approximately $1.3 million decrease from the three months ended June 30, 2009 primarily due to a decrease in revenue from timber sales. For the six months ended June 30, 2010, Adjusted EBITDA was approximately $3.6 million, an approximately $6.0 million decrease from the six months ended June 30, 2009 primarily due to decreases in revenue from timber and timberland sales. Wells Timberland REIT’s reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2010 and 2009 follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(4,751,056)	$(4,825,706)	$(9,592,396)	$(9,369,982)
Add:
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(291,508)	(964,796)	(1,269,022)	(1,299,767)
Interest expense(1)	3,452,188	3,705,073	6,093,390	7,666,902
Depletion	3,015,912	4,525,655	7,323,342	8,653,024
Amortization(1)	161,727	362,441	1,089,808	806,131
Basis of timberland sold	763	49,862	763	3,228,363

Adjusted EBITDA	$1,588,026	$2,852,529	$3,645,885	$9,684,671

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 2009. To qualify to be taxed as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify to be taxed as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

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

Assertions of Legal Actions against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President; Wells Capital, the owner of our advisor; Wells Management Company, Inc. (“Wells Management”); certain affiliates of Wells REF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, Note 5, and Note 7 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Amended Master Purchase Agreement;

•	Placement Agent Agreement;

•	MeadWestvaco Timber Agreements;

•	Carbon Storage Agreement;

•	Advisory Agreement;

•	Dealer-Manager Agreement; and

•	Structuring Agent Agreement.

Subsequent Events

Sale of Shares of Common Stock

From July 1, 2010 through July 31, 2010, we raised approximately $2.2 million through the issuance of approximately 0.2 million shares of our common stock under our Follow-On Offering. As of July 31, 2010, approximately 195.7 million shares remained available for sale to the public under our Follow-On Offering, exclusive of shares available under our distribution reinvestment plan. No proceeds were received from issuance of common stock under the German Offering and 2010 German Offering from July 1, 2010 through July 31, 2010. As of July 31, 2010, approximately 53.8 million shares remained available for sale to the Funds under our German Offering. As of July 31, 2010, approximately 10.4 million shares remained available for sale under our 2010 German Offering.

Declaration of Stock Dividend

On August 9, 2010, our board of directors declared a special 2% common stock dividend on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on August 9, 2010. The special stock dividend is to be paid on a date during the month of August 2010 as our President may determine.

On August 9, 2010, our board of directors declared a daily non-compounding stock dividend in the amount of 0.000054348 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on August 10, 2010 and continuing through and including September 15, 2010. This dividend is to be paid on a date during the month of September 2010 as our President may determine.

On August 9, 2010, our board of directors declared a stock dividend for the fourth quarter of 2010 in the amount of 0.000054945 shares per day per share on the outstanding shares of common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on September 16, 2010 and continuing through and including December 15, 2010. The fourth quarter dividend is to be paid on a date during the month of December 2010 as our President may determine.

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

As of June 30, 2010, we had approximately $200.0 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. As of June 30, 2010, after consideration of interest rate swaps described below, only approximately $94.0 million of the Mahrt Loan bears interest at an effectively variable rate. As of June 30, 2010, the weighted-average interest rate of the Mahrt Loan, after consideration of interest rate swaps, was 6.76%.

In October 2007, we entered into an interest rate swap agreement with Wachovia (the “Wachovia Interest Rate Swap”) to hedge our exposure to changing interest rates. The Wachovia Interest Rate Swap has an effective date of October 16, 2007 and runs through September 30, 2010. From October 25, 2008 through September 30, 2010, the notional amount covered by the Wachovia Interest Rate Swap equals $106.0 million. Under the terms of the Wachovia Interest Rate Swap, from October 25, 2008 through September 30, 2010, we will pay interest at a fixed rate of 4.905% per annum and receive LIBOR-based interest payments based on a notional amount of $106.0 million. The Wachovia Interest Rate Swap effectively fixes the LIBOR rate on $106.0 million of the Mahrt Loan at 4.905%.

The terms of the Mahrt Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Rabobank Group (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap has an effective date of September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank Group based the following schedule:

Start Date	End Date	Notional Amount
September 30, 2010	December 30, 2010	$ 52,500,000
December 30, 2010	March 30, 2011	$ 49,500,000
March 30, 2011	June 30, 2011	$ 46,500,000
June 30, 2011	September 30, 2011	$ 43,500,000
September 30, 2011	December 30, 2011	$ 67,500,000
December 30, 2011	March 30, 2012	$ 62,500,000
March 30, 2012	June 29, 2012	$ 57,500,000

June 29, 2012	September 28, 2012	$ 50,000,000
September 28, 2012	December 31, 2012	$ 37,500,000
December 31, 2012	March 28, 2013	$ 28,500,000

Approximately $106.0 million of our total debt outstanding as of June 30, 2010 is subject to fixed rates when coupled with an interest rate swap. As of June 30, 2010, this balance incurred interest expense at an average rate of 8.905%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of June 30, 2010, after consideration of interest rate swaps, approximately $94.0 million of our total debt outstanding is subject to variable interest rates. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $0.9 million per year. The amount outstanding on our variable-rate debt facility in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the Mahrt Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2010 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2010, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2010	3,850	$10.00	3,850	(1)
May 2010	10,500	$10.00	10,500	(1)
June 2010	—	—	—	(1)

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2010, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

Submission of Matters to a Vote of Security Holders

On August 9, 2010, we held our annual meeting of stockholders for the purpose of (1) electing the following individuals to our board of directors: Jess E. Jarrett, Michael P. McCollum, E. Nelson Mills, Donald S. Moss, Willis J. Potts, Jr. and George W. Sands and (2) considering and voting upon three proposals to amend certain provisions of our charter to (A) expressly permit our board of directors to authorize and us to declare and pay stock dividends to our stockholders (Proposal 2.A); (B) make revisions requested by a state securities administrator with respect to investor suitability determinations by our sponsor and SEC filings made in connection with any future asset roll-up transactions (Proposal 2.B); and (C) make certain minor corrections and clarifications (Proposal 2.C).

All of the director nominees were elected. The number of votes cast for and votes withheld for each of the director nominees were as follows:

Name	Votes For	Votes Withheld
Jess E. Jarrett	11,045,677	312,083
E. Nelson Mills	11,035,400	322,360
Michael P. McCollum	11,048,227	309,533
Donald S. Moss	11,027,646	330,113
Willis J. Potts, Jr.	11,040,706	317,053
George W. Sands	11,033,983	323,777

All three proposals to amend certain provisions of our charter were approved. The number of votes cast for, the votes cast against and votes abstaining were as follows:

Name	Votes For	Votes Against	Abstentions
Proposal 2.A (Stock Dividends)	10,868,391	156,787	332,580
Proposal 2.B (Investor Suitability/Roll-Up)	10,835,644	112,406	409,709
Proposal 2.C (Minor Corrections and Revisions)	10,776,303	107,703	473,753

Amendment and Restatement of Our Charter

As discussed above, on August 9, 2010, at the annual meeting of our stockholders, our stockholders approved the Fifth Articles of Amendment and Restatement to our charter. The Fifth Articles of Amendment and Restatement were filed with the State Department of Assessments and Taxation of Maryland on August 10, 2010, and are effective immediately. The information set forth above with respect to the Fifth Articles of Amendment and Restatement does not purport to be complete in scope and is qualified in its entirety by the full text of the Fifth Articles of Amendment and Restatement, which is filed as Exhibit 3.1 hereto and is incorporated into this report by reference.

Amendment and Restatement of Our Bylaws

On August 9, 2010, our board of directors authorized and approved the Third Amended and Restated Bylaws, which amend and restate the Second Amended and Restated Bylaws, adopted by our board of directors on August 5, 2009, as amended to date. Approval by our stockholders of the Fifth Articles of Amendment and Restatement constituted approval of the deletion of the provisions of the First Amendment to the Second Amended and Restated Bylaws, which included certain provisions with respect to investor suitability determinations by our sponsor and SEC filings made in connection with any future roll-up transactions. These provisions are now included in the Fifth Articles of Amendment and Restatement, as discussed above. The Third Amended and Restated Bylaws are effective immediately upon effectiveness of the Fifth Articles of Amendment and Restatement.

The information set forth above with respect to the Third Amended and Restated Bylaws does not purport to be complete in scope and is qualified in its entirety by the full text of the Third Amended and Restated Bylaws, which is filed as Exhibit 3.2 hereto and are incorporated into this report by reference.

Stock Dividends

On August 9, 2010, our board of directors declared a special 2% common stock dividend on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on August 9, 2010. The special stock dividend is to be paid on a date during the month of August 2010 as our President may determine.

On August 9, 2010, our board of directors declared a daily non-compounding stock dividend in the amount of 0.000054348 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on August 10, 2010 and continuing through and including September 15, 2010. This dividend is to be paid on a date during the month of September 2010 as our President may determine.

On August 9, 2010, our board of directors declared a stock dividend for the fourth quarter of 2010 in the amount of 0.000054945 shares per day per share on the outstanding shares of common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on September 16, 2010 and continuing through and including December 15, 2010. The fourth quarter dividend is to be paid on a date during the month of December 2010 as our President may determine.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Date: August 9, 2010	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2010 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description

3.1*	Fifth Articles of Amendment and Restatement

3.2*	Third Amended and Restated Bylaws

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Filed herewith