Form 10-Q
period 2010-09-30
Wells Timberland REIT, Inc.
filed 2010-11-10
CIK 1341141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-53193

WELLS TIMBERLAND REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of October 31, 2010: 24,217,219 shares

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2009. Wells Timberland REIT’s results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$7,574,643	$5,636,878
Restricted cash and cash equivalents	6,461,902	7,955,701
Accounts receivable	952,767	992,750
Prepaid expenses and other assets	514,909	690,596
Deferred financing costs, less accumulated amortization of $230,605 and $9,873,172 as of September 30, 2010 and December 31, 2009, respectively	1,977,315	867,857
Timber assets, at cost:
Timber and timberlands, net (Note 3)	343,708,983	354,761,315
Intangible lease assets, less accumulated amortization of $495,624 and $370,793 as of September 30, 2010 and December 31, 2009, respectively	541,229	666,060

Total assets	$361,731,748	$371,571,157

Liabilities:
Accounts payable and accrued expenses	$3,055,520	$2,808,318
Due to affiliates (Note 8)	24,306,509	19,470,549
Other liabilities	3,538,891	4,926,182
Notes payable (Note 4):
Mahrt loan	182,836,766	—
Senior loan	—	201,852,588
Mezzanine loan	—	14,988,709

Total liabilities	213,737,686	244,046,346

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of September 30, 2010 and December 31, 2009	40,261,928	38,219,379
8.5% Series B preferred stock, $1,000 liquidation preference; 11,500 shares issued and outstanding as of September 30, 2010 and December 31, 2009	13,452,089	12,720,973
Common stock, $0.01 par value; 900,000,000 shares authorized; 23,631,753 and 19,460,028 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	236,318	194,601
Additional paid-in capital	203,079,004	167,627,870
Accumulated deficit	(109,035,277)	(91,238,012)

Total stockholders’ equity	147,994,062	127,524,811

Total liabilities and stockholders’ equity	$361,731,748	$371,571,157

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Timber sales	$11,867,484	$11,665,742	$31,474,933	$32,675,442
Timberland sales	1,489,387	—	1,492,387	5,024,208
Other revenues	717,299	676,296	3,214,926	2,369,291

	14,074,170	12,342,038	36,182,246	40,068,941
Expenses:
Contract logging and hauling costs	5,699,494	6,371,755	16,004,746	16,499,678
Depletion	3,432,893	4,260,347	10,756,235	12,913,371
Cost of timberland sales	1,144,964	—	1,141,820	3,416,263
General and administrative expenses	1,023,466	1,011,080	3,402,225	2,904,849
Asset and forestry management fees:
Related-party	991,956	992,304	2,976,563	2,982,423
Other	714,741	765,788	2,147,795	2,308,853
Land rent expense	560,921	592,032	1,633,480	1,755,711
Other operating expenses	810,357	771,169	2,206,063	2,024,709

	14,378,792	14,764,475	40,268,927	44,805,857

Operating loss	(304,622)	(2,422,437)	(4,086,681)	(4,736,916)

Other income (expense):
Interest income	2,170	1,433	4,267	26,056
Interest expense	(2,158,938)	(2,223,530)	(6,743,828)	(8,030,091)
Loss on interest rate swaps	(673,791)	(627,270)	(1,901,334)	(1,900,835)

	(2,830,559)	(2,849,367)	(8,640,895)	(9,904,870)

Net loss	(3,135,181)	(5,271,804)	(12,727,576)	(14,641,786)
Dividends to preferred stockholders	(934,715)	(917,575)	(2,773,665)	(2,722,804)

Net loss available to common stockholders	$(4,069,896)	$(6,189,379)	$(15,501,241)	$(17,364,590)

Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.18)	$(0.35)	$(0.72)	$(1.08)

Weighted-average common shares outstanding—basic and diluted	22,943,871	17,816,956	21,650,624	16,115,250

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	19,460,028	$194,601	43,628	$50,940,352	$167,627,870	$(91,238,012)	$127,524,811
Issuance of common stock	3,760,392	37,604	—	—	37,265,568	—	37,303,172
Issuance of stock dividends (Note 6)	485,075	4,850	—	—	5,064,648	(5,069,689)	(191)
Redemption of common stock	(73,742)	(737)	—	—	(730,262)	—	(730,999)
Dividends on preferred stock	—	—	—	2,773,665	(2,773,665)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(2,706,281)	—	(2,706,281)
Other offering costs	—	—	—	—	(365,765)	—	(365,765)
Placement and structuring agent fees	—	—	—	—	(303,109)	—	(303,109)
Net loss	—	—	—	—	—	(12,727,576)	(12,727,576)

Balance, September 30, 2010	23,631,753	$236,318	43,628	$53,714,017	$203,079,004	$(109,035,277)	$147,994,062

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	13,412,781	$134,128	42,828	$46,499,973	$116,930,362	$(71,289,755)	$92,274,708
Issuance of common stock	4,711,530	47,115	—	—	47,068,187	—	47,115,302
Redemption of common stock	(9,720)	(97)			(97,101)		(97,198)
Dividends on preferred stock	—	—	—	2,722,804	(2,722,804)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(4,150,547)	—	(4,150,547)
Other offering costs	—	—	—	—	(562,937)	—	(562,937)
Net loss	—	—	—	—	—	(14,641,786)	(14,641,786)

Balance, September 30, 2009	18,114,591	$181,146	42,828	$49,222,777	$156,465,160	$(85,931,541)	$119,937,542

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(12,727,576)	$(14,641,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	10,756,235	12,913,371
Unrealized gain on interest rate swaps	(1,921,152)	(2,088,299)
Other amortization	153,811	140,692
Noncash interest expense	1,098,462	1,025,390
Basis of timberland sold	1,033,688	3,228,363
Basis of timber on terminated lease	26,850	84,375
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	39,983	(171,787)
Decrease (increase) in prepaid expenses and other assets	175,687	(677,769)
Increase in accounts payable and accrued expenses	247,202	361,385
Increase in due to affiliates	4,755,125	4,200,052
Increase in other liabilities	533,670	625,555

Net cash provided by operating activities	4,171,985	4,999,542

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(793,422)	(800,110)
Funds released from escrow accounts	1,493,799	103,874

Net cash provided by (used in) investing activities	700,377	(696,236)

Cash Flows from Financing Activities:
Financing costs paid	(2,207,920)	(303,596)
Proceeds from notes payable	211,000,000	—
Repayments of mezzanine loan	(14,988,709)	(38,782,437)
Repayments of senior loan	(201,852,588)	(6,748,386)
Repayments of Mahrt loan	(28,163,234)	—
Issuance of common stock	37,030,439	46,861,416
Redemptions of common stock	(730,999)	(97,198)
Commissions on stock sales and related dealer-manager fees paid	(2,470,633)	(3,893,207)
Other offering costs paid	(247,844)	—
Placement and structuring agent fees	(303,109)	—

Net cash used in financing activities	(2,934,597)	(2,963,408)

Net increase in cash and cash equivalents	1,937,765	1,339,898
Cash and cash equivalents, beginning of period	5,636,878	4,120,091

Cash and cash equivalents, end of period	$7,574,643	$5,459,989

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (unaudited)

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

As of September 30, 2010, Wells Timberland REIT owned approximately 222,400 acres of timberland and held long-term leasehold interests in approximately 85,000 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher and better use (“HBU”) timberland, and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from its timberland.

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

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. As of September 30, 2010, Wells

Timberland REIT has raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $49.8 million. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.

As of September 30, 2010, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering and the Follow-On Offering (the “Public Offerings”) of approximately $224.7 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $18.8 million, other organization and offering costs of approximately $0.5 million, and common stock redemptions of approximately $1.3 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $204.1 million, which was used to partially fund the Mahrt Timberland acquisition and pay down acquisition-related debt. As of September 30, 2010, Wells Timberland REIT has incurred other organization and offering costs of approximately $2.7 million, approximately $2.2 million of which is deferred by the terms of Wells Timberland REIT’s loan agreement until after reduction of the mortgage to a 30% loan-to-collateral value ratio.

On July 11, 2008, Wells Timberland REIT entered into a master purchase agreement (the “Master Purchase Agreement”) with Wells TIMO, Wells-DFH Timberland Nr.88 GmbH & Co. KG, a German closed-end fund (the “2008 Fund”), and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany (“DFH”). DFH was not, and the 2008 Fund (prior to purchasing shares of common stock under the Master Purchase Agreement) was not, in any way affiliated with Wells Timberland REIT or its affiliates. On April 8, 2009, Wells Timberland REIT entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund and Wells-DFH Materia Nr.88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, Wells Timberland REIT has agreed to sell up to 53.8 million shares of its common stock that were not sold to the 2008 Fund to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). In Wells Timberland REIT’s Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the German Offering, Wells Timberland REIT is selling shares of its common stock to the 2009 Fund at a price per share of $9.30. The 2009 Fund will not pay the sales commission or the dealer-manager fee in connection with the German Offering; however, Wells Timberland REIT will pay DFH a distribution fee of 1.0% of the gross proceeds that it receives from the German Offering. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.21 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer-manager fee. Wells Timberland REIT may increase, in its sole discretion, the size of the German Offering up to a maximum of approximately 107.5 million shares of its common stock to accommodate any additional German closed-end fund(s) or other investment vehicles that may become a party to the Amended Master Purchase Agreement in the future (together with the 2009 Fund, the “Funds”). The Funds’ right to purchase shares pursuant to the Amended Master Purchase Agreement will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. The German Offering is being conducted pursuant to Regulation S under the Securities Act and is separate and in addition to Wells Timberland REIT’s Follow-On Offering. As of September 30, 2010, Wells Timberland REIT had received net proceeds of $5,000 from the sale of its common stock under the German Offering.

Wells Timberland REIT has offered up to approximately 11.4 million shares of its common stock, of which approximately 10.4 million shares are offered in a primary offering to non-U.S. persons at a price per share of $9.65 and up to approximately 1.0 million shares of common stock are reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55, in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”) (see Note 5). In Wells Timberland REIT’s Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, Wells Timberland REIT is selling shares of its common stock at a price per share of $9.65. No sales commission or dealer manager fee is payable in connection with the 2010 German Offering; however, Wells Timberland REIT will pay a transaction fee to Viscardi AG, a corporation organized under the laws of Germany (“Viscardi”), of $0.25 per share purchased in the 2010 German Offering and a transaction fee to Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), of $0.20 per share (see Note 5 and Note 8). As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the 2010 German Offering, Wells Timberland REIT will receive net proceeds (before expenses) of $9.20 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer manager fee. In addition to the transaction fee, Wells Timberland REIT will pay an annual account maintenance fee to Viscardi of $0.02 per share purchased in the 2010 German Offering (see Note 5). The 2010 German Offering will continue until the earlier of (i) the sale of all of the shares contemplated thereby or (ii) December 31, 2010. Discounts are available to certain investors. As of September 30, 2010, Wells Timberland REIT had raised approximately $6.5 million from the sale of approximately 0.7 million shares under the 2010 German Offering. After deductions from such gross offering proceeds for payments of transaction fees of approximately $0.3 million, Wells Timberland REIT had received net offering proceeds of approximately $6.2 million, which was used to pay down acquisition-related debt.

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

Wells Timberland REIT owns a controlling financial interest in Wells Timberland OP and Wells Timberland TRS and, accordingly, includes the accounts of these entities in its consolidated financial statements. The financial statements of Wells Timberland OP and Wells Timberland TRS are prepared using accounting policies consistent with those used by Wells Timberland REIT. All intercompany balances and transactions have been eliminated in consolidation.

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

As of September 30, 2010 and December 31, 2009, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $1.9 million and $3.8 million, respectively, in other liabilities. The detail of loss on interest rate swaps is provided below for the three months and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Noncash gain on interest rate swaps	$652,130	$788,532	$1,921,152	$2,088,299
Net payments on interest rate swaps	(1,325,921)	(1,415,802)	(3,822,486)	(3,989,134)

Loss on interest rate swaps	$(673,791)	$(627,270)	$(1,901,334)	$(1,900,835)

Stock Dividends

On August 9, 2010, the board of directors of Wells Timberland REIT declared three stock dividends for stockholders of record on record dates occurring during the three months ended September 30, 2010 (see Note 6). Stock dividends are assigned a value based on share offering prices under Wells Timberland REIT’s respective offerings and recorded against retained earnings. The par value of a stock dividend declared and issued is recorded as common stock and the remaining value is recorded as additional paid-in capital. The par value of a stock dividend declared but not issued is recorded as other liabilities in the accompanying consolidated balance sheets and the remaining value is recorded as additional paid-in capital. Basic and diluted per share information presented in the accompanying consolidated statements of operations is retroactively adjusted for all periods presented to reflect the impact of the additional shares of common stock issued and outstanding as a result of a stock dividend.

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

As of January 1, 2009, the beginning of the taxable year in which Wells Timberland REIT qualified for and elected to be taxed as a REIT, or its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $37.5 million. Wells Timberland REIT elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any timber assets it holds at the REIT commencement date, if disposed of within the ten-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the timber assets disposed of as of the REIT commencement date over its basis in the timber assets as of the REIT commencement date (the built-in gain with respect to that timberland as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its timber assets as of the REIT commencement date not already recognized during the ten-year period. At December 31, 2009, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $65.0 million and $60.6 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains.

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

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,858,130	$—	$1,858,130	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$3,779,282	$—	$3,779,282	$—

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

3.	Timber and Timberlands

As of September 30, 2010 and December 31, 2009, timber and timberlands consisted of the following, respectively:

	As of September 30, 2010
	Gross	Accumulated Depletion or Amortization	Net
Timber	$189,657,250	$10,756,235	$178,901,015
Timberlands	164,548,919	—	164,548,919
Mainline roads	315,651	56,602	259,049

Timber and Timberlands	$354,521,820	$10,812,837	$343,708,983

	As of December 31, 2009
	Gross	Accumulated Depletion or Amortization	Net
Timber	$206,762,429	$17,443,684	$189,318,745
Timberlands	165,221,663	—	165,221,663
Mainline roads	248,529	27,622	220,907

Timber and Timberlands	$372,232,621	$17,471,306	$354,761,315

Wells Timberland REIT sold approximately 866 acres of HBU timberland during the three months ended September 30, 2010. Wells Timberland sold no HBU timberland during the three months ended September 30, 2009. During the nine months ended September 30, 2010 and 2009, Wells Timberland sold approximately 868 acres and 3,010 acres of HBU timberland, respectively. In connection with approximately 2,960 acres of HBU timberland sold during the nine months ended September 30, 2009, Wells Timberland REIT entered into a timber reservation agreement with the purchaser whereby Wells Timberland REIT retained the title and right to harvest certain standing timber through December 31, 2009.

4.	Note Payable

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

During the three months ended September 30, 2010, Wells Timberland REIT paid down the Mahrt Loan by approximately $17.1 million, which, when added to principal payments made in prior periods, reduced the outstanding principal balance of the Mahrt Loan to an amount not greater than $198.5 million, as required under the terms of the Mahrt Loan agreement. Wells Timberland REIT is required to make principal reduction payments on the Mahrt Loan on September 30, 2011 and March 31, 2012, reducing the outstanding balance to an amount not greater than $173.5 million and $161.0 million, respectively.

The Mahrt Loan contains certain restrictive and financial covenants. Wells Timberland REIT was in compliance with the restrictive and financial covenants of the Mahrt Loan as of September 30, 2010.

During the nine months ended September 30, 2010 and 2009, Wells Timberland REIT made interest payments of approximately $9.5 million and $11.0 million, respectively.

As of September 30, 2010 and December 31, 2009, the estimated fair value of Wells Timberland REIT’s notes payable was approximately $182.8 million and $212.7 million, respectively. The fair values of outstanding mortgage notes payable were estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of September 30, 2010 and December 31, 2009. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

Carbon Storage Agreement

Wells Timberland REIT has entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange pursuant to the Carbon Storage Agreement. Wells Timberland REIT did not recognize revenue related to the Carbon Storage Agreement during the nine months ended September 30, 2010.

Placement Agent Agreement

On February 25, 2010, Wells Timberland REIT entered into a placement agent agreement (the “Placement Agent Agreement”) with Wells Germany and Viscardi. Wells Real Estate Funds, Inc. (“Wells REF”), which is the owner of Wells Capital, Wells Timberland REIT’s sponsor, indirectly owns a majority interest in Wells Germany. Viscardi is not in any way affiliated with Wells Timberland REIT, Wells Germany, or any of their respective affiliates. Pursuant to the Placement Agent Agreement, Wells Timberland REIT has engaged

Viscardi to act as one of Wells Timberland REIT’s placement agents in connection with one or more sales by Wells Timberland REIT to potential purchasers (collectively, the “Purchasers”) that are identified by Viscardi (each, a “Transaction” and together, the “Transactions”) of up to approximately 10.4 million shares (the “Shares”) of Wells Timberland REIT’s common stock, par value $0.01 per share (the “Common Stock”), at a price per share of $9.65, for an aggregate purchase price of up to approximately $100.0 million, or the 2010 German Offering.

Pursuant to the Placement Agent Agreement, Viscardi will serve as one of Wells Timberland REIT’s placement agent in connection with the Transactions identified by Viscardi and will provide ongoing account maintenance and administrative services with respect to these Purchasers. In its capacity as placement agent, Viscardi must use its reasonable efforts to identify Purchasers for the Shares and to assist Wells Timberland REIT in effecting a Transaction. In no event shall Viscardi be obligated to purchase the Shares for its own account or for the account of its affiliates or customers. In connection with the appointment as placement agent, Viscardi shall, to the extent appropriate and requested by Wells Timberland REIT: (i) assist Wells Timberland REIT with communications to be provided to prospective Purchasers; (ii) assist Wells Timberland REIT in structuring the financial aspects of the Transaction; (iii) identify and contact selected potential Purchasers of the Shares and furnish them, on behalf of Wells Timberland REIT, with copies of the private placement memorandum; (iv) conduct all sales and marketing activities with respect to the Transactions in accordance with the terms of the Placement Agent Agreement and Regulation S under the Securities Act; and (v) with respect to the period following the consummation of a Transaction, provide ongoing account maintenance and administrative services, including, without limitation, serving as an administrator for Wells Timberland REIT’s unregistered distribution reinvestment plan and share redemption plan offered in connection with shares of Common Stock sold in these Transactions. Wells Timberland REIT will pay a placement agent fee to Viscardi of $0.25 per share purchased in the 2010 German Offering. In addition to the placement agent fee, Wells Timberland REIT will pay an annual account maintenance fee to Viscardi of $0.02 per share purchased in the 2010 German Offering.

The Placement Agent Agreement will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on an exchange (as defined in the Securities Exchange Act of 1934, as amended) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018. As of September 30, 2010, Wells Timberland REIT had incurred approximately $0.2 million of placement agent fees under the Placement Agent Agreement.

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

6.	Stock Dividends

On August 9, 2010, the board of directors of Wells Timberland REIT declared a special 2% common stock dividend on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on August 9, 2010. Approximately 439,400 shares of Wells Timberland REIT’s common stock were issued on August 16, 2010 pursuant to this declaration.

On August 9, 2010, the board of directors of Wells Timberland REIT declared a daily non-compounding stock dividend in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on August 10, 2010 and continuing through and including September 15, 2010. Approximately 45,700 shares of Wells Timberland REIT’s common stock were issued on September 15, 2010 pursuant to this declaration.

On August 9, 2010, the board of directors of Wells Timberland REIT declared a stock dividend for the fourth quarter of 2010 in the amount of 0.000054945 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on September 16, 2010 and continuing through and including December 15, 2010. The fourth quarter dividend is to be paid on a date during the month of December 2010 as the President of Wells Timberland REIT may determine. As of September 30, 2010, Wells Timberland REIT had recognized an other liability in the accompanying consolidated balance sheets for the par value related to approximately 19,100 shares of Wells Timberland REIT’s common stock pursuant to this declaration.

7.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended September 30,
	2010	2009
Other offering costs due to affiliate	$117,921	$562,937

Discounts applied to issuance of common stock	$272,734	$253,887

Commissions on stock sales and related dealer-manager fees	—	3,453

Dividends accrued on preferred stock	$2,733,665	$2,722,804

Issuance of stock-based compensation	$65,000	—

Issuance of stock dividends	$4,850,571	—

Stock dividends payable to stockholders – par value	$191	—

Stock dividends payable to stockholders – additional paid-in capital	$218,927	—

8.	Related-Party Transactions

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

Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of September 30, 2010, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $0.6 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of September 30, 2010, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to Wells Timberland REITs Follow-On Offering of approximately $3.2 million.

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

Structuring Agent Agreement

On February 25, 2010, Wells Timberland REIT entered into a structuring agent agreement (the “Structuring Agent Agreement”) with Wells Germany. Pursuant to the Structuring Agent Agreement, Wells Timberland REIT has engaged Wells Germany to serve as the structuring agent in connection with the Transactions in the 2010 German Offering and to assist Wells Timberland REIT and Viscardi in (i) structuring these Transactions in compliance with German legal and tax requirements; (ii) effecting these Transactions by identifying and contacting selected potential purchasers of the Shares; (iii) preparing the private placement memorandum for use in connection with these Transactions, particularly as it relates to German legal and tax requirements; (iv) negotiating the financial aspects of these Transactions; and (v) providing such additional ongoing services contemplated by the Structuring Agent Agreement. Pursuant to this agreement, Wells Timberland REIT will pay a structuring agent fee to Wells Germany of $0.20 per share. The Structuring Agent Agreement will terminate upon the conclusion of the 2010 German Offering, provided however, that with respect to the additional ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a Liquidity Event or (ii) December 31, 2018.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Commissions(1)(2)	$567,516	$1,011,950	$1,910,472	$3,058,741
Administrative reimbursements	543,270	485,400	1,778,562	1,217,629
Dealer-manager fees(1)	150,733	273,738	523,075	837,919
Asset management fees	991,956	992,304	2,976,563	2,982,423
Disposition fees	—	—	60	100,484
Other offering costs(1)	102,499	182,819	365,765	562,937
Structuring agent fees(1)	134,715	—	134,715	—

Total	$2,490,689	$2,946,211	$7,689,212	$8,760,133

(1)	Commissions, dealer-manager fees, other offering costs and structuring agent fees are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions have been re-allowed to participating broker/dealers through September 30, 2010.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Administrative reimbursements due to Wells TIMO	$9,379,771	$7,601,209
Operating expense reimbursements due to Wells TIMO	1,067,691	1,067,691
Asset management fees due to Wells TIMO	11,629,299	8,652,736
Other offering cost reimbursements due to Wells TIMO	2,226,844	2,108,923
Commissions on stock sales and related dealer-manager fees due to WIS	2,904	39,990

Total	$24,306,509	$19,470,549

Conflicts of Interest

As of September 30, 2010, Wells TIMO had 11 employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, the level of real estate assets managed, the amount of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of September 30,

2010, Wells Timberland REIT has no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand and other investments necessary to meet its current and future obligations as they become due.

9.	Subsequent Events

Sale of Shares of Common Stock

From October 1, 2010 through October 31, 2010, Wells Timberland REIT raised approximately $6.0 million through the issuance of approximately 0.6 million shares of common stock under the Follow-on Offering. As of October 31, 2010, approximately 194.4 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan. No proceeds were raised from the issuance of common stock under the German Offering or the 2010 German Offering from October 1, 2010 through October 31, 2010. As of October 31, 2010, approximately 53.8 million shares remained available for sale to the Funds under the German Offering. As of October 31, 2010, approximately 9.7 million shares remained available for sale under the 2010 German Offering, exclusive of shares available under the distribution reinvestment plan.

Amendment of Charter and Bylaws

On October 6, 2010, the board of directors of Wells Timberland REIT unanimously adopted an amendment to the Wells Timberland REIT's Third Amended and Restated Bylaws (the “Amendment”), effective as of October 6, 2010. The Amendment creates a new Article XIV, which provides that the maximum amount of leverage that Wells Timberland REIT may have in relation to its net assets shall not exceed 200%. The Amendment also provides that any amendment to Article XIV shall be valid only if approved by the affirmative vote of Wells Timberland REIT’s stockholders entitled to cast a majority of all votes entitled to be cast on the matter.

In conjunction with the adoption of the Amendment, the board of directors of Wells Timberland REIT also unanimously approved Amendment No. 1 to Wells Timberland REIT’s Fifth Articles of Amendment and Restatement (the “Charter”), to limit the amount of leverage Wells Timberland REIT may incur in a manner consistent with the amended bylaws. The board of directors of Wells Timberland REIT will submit Amendment No. 1 to the Charter for consideration and approval by the stockholders of Wells Timberland REIT at its 2011 annual meeting of stockholders.

Amendment and Restatement of Share Redemption Plan

On November 8, 2010, the board of directors of Wells Timberland REIT amended and restated its Share Redemption Plan (the “Amended Share Redemption Plan”). The Amended Share Redemption Plan, which will take effect on December 9, 2010, provides the criteria that Wells Timberland REIT will use to determine a “qualifying disability” under the Amended Share Repurchase Plan. In addition, the Amended Share Redemption Plan provides for the redemption of a stockholder’s shares in connection with the qualification for federal assistance for confinement to a “long term care facility” and provided the criteria for such determination.

The Amended Share Redemption Plan also changed the price at which Wells Timberland REIT will redeem shares pursuant to the plan. For all redemptions other than in connection with death, “qualifying disability,” or qualification for federal assistance for confinement to a “long-term care facility,” the Amended Share Redemption Plan provides that through the end of the period of one year after the completion of Wells Timberland REIT’s offering stage, the price at which it will redeem shares will be 91% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder divided by the number of shares owned by such stockholder. For the period of one year after Wells Timberland REIT completes its offering stage, the price at which it will redeem shares will be 95% of the per share value, as estimated by Wells TIMO or another firm chosen for that purpose.

For shares to be redeemed in connection with death, “qualifying disability,” or qualification for federal assistance for confinement to a “long-term care facility,” the Amended Share Redemption Plan provides that through the end of a period of one year after Wells Timberland REIT completes its offering stage, the price at which it will redeem shares will be at an amount equal to 100% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder, divided by all shares owned such stockholder. For the period of one year after Wells Timberland REIT completes its offering stage, the price at which it will redeem shares will be 100% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder, plus or minus (i) a valuation adjustment, which will be the aggregate distributions per share of any net sale proceeds from the sale of one or more of Wells Timberland REIT’s assets and/or (ii) any other special distributions designated by the board of directors of Wells Timberland REIT.

Finally, the Amended and Restated Share Redemption Plan clarified that no shares that have been transferred for value by a stockholder will be eligible to participate in the Amended and Restated Share Redemption Plan.

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

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. As of September 30, 2010, we owned interests in approximately 307,400 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland and leasing land-use rights to third parties. We also generate additional revenues and income from selling the rights to extract natural resources from timberland other than timber. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell to MeadWestvaco specified amounts of timber subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007. Our German Offering commenced in July 2008 and the 2010 German Offering commenced in March 2010. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale or our common stock under our Follow-On Offering on August 12, 2009. We continued receiving investor proceeds under our Public Offerings, our German Offering, and the 2010 German Offering (the “Offerings”) through September 30, 2010. Thus, the results of our operations for the three months and nine months ended September 30, 2010 and 2009 are indicative of an enterprise with growing revenues and expenses associated with the acquisition of timber assets, interest expense associated with debt financing on the acquisition of timber assets, and general and administrative expenses that represent a high percentage of total revenues but are expected to decrease as the enterprise grows. As of September 30, 2010, we have raised gross offering proceeds of approximately $224.7 million through the issuance of our common stock in our Public Offerings, approximately $6.5 million through the issuance of our common stock in the 2010 German Offering and approximately $43.6 million through the issuance of our preferred stock to Wells REF.

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

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2010, we raised proceeds under our Offerings, net of fees, expenses and redemptions, of approximately $33.2 million, substantially all of which was used to fund principal and interest payments on outstanding debt. All of the proceeds raised under our Offerings of common stock, net of fees and expenses, and net cash flows generated from our operations are required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%. We are required to make principal reduction payments on the Mahrt Loan on September 30, 2011 and March 31, 2012, reducing the outstanding balance to an amount not greater than $173.5 million and $161.0 million, respectively. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. As of October 31, 2010, the outstanding principal balance on the Mahrt Loan was approximately $177.2 million.

The Mahrt Loan contains restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. Once the Mahrt Loan has been reduced to a loan-to-collateral value ratio of less than 40%, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis. Future proceeds raised from the sale of our shares under our Offerings will be deemed available for investment in timberland and related assets, subject to certain restrictions, and available to fund capital expenditures, to pay down future outstanding borrowings, and to redeem preferred stock. In addition to those restrictive covenants discussed above, the Mahrt Loan requires us to maintain a minimum fixed-charge coverage ratio, as defined by the credit agreement, of 1.05:1.00 beginning with the quarter ended September 30, 2010. The Mahrt Loan does not, however, restrict our ability to pay stock dividends. Please refer to the “Distributions” section below for additional information regarding the declaration and issuance of stock dividends to our stockholders.

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

Short-Term Liquidity and Capital Resources

Net cash used in financing activities for the nine months ended September 30, 2010 was approximately $2.9 million. During the nine months ended September 30, 2010, we raised proceeds from the sale of common stock under our Offerings, net of fees, of approximately $34.0 million, which was used to pay down the mezzanine loan and Mahrt Loan by approximately $8.8 million and $24.0 million, respectively, fund redemptions of common stock of approximately $0.7 million and fund interest expense on the mezzanine loan. We received gross debt proceeds of $211.0 million during the nine months ended September 30, 2010, which was used to pay off the outstanding balances of the senior loan (approximately $201.9 million) and mezzanine loan (approximately $6.2 million) and fund costs associated with closing the Mahrt Loan (approximately $2.2 million).

We intend to continue to generate capital from the sale of common stock under our Offerings, which is required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the covenants restricting the acquisition of additional timberland properties will be removed and we can pursue additional timberland acquisitions.

Net cash provided by operating activities for the nine months ended September 30, 2010 was approximately $4.2 million, which is primarily comprised of receipts from timber and timberland sales and rental income from recreational leases in excess of operating costs, interest expense, asset and forestry management fees, and general and administrative expenses. As required by the terms of the Mahrt Loan, the majority of our future net cash flow from operating activities will be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the restrictive covenants that prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification will be removed.

During the nine months ended September 30, 2010, net cash provided by investing activities was approximately $0.7 million, which was comprised of approximately $1.5 million of net funds released from escrow accounts required by lenders, offset by approximately $0.8 million invested in timber, timberland, and related assets and approximately. We expect to utilize the residual cash balance of approximately $7.6 million as of September 30, 2010 to satisfy current liabilities.

The Mahrt Loan contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times beginning with the quarter ended September 30, 2010;

•	limits our loan-to-collateral value ratio, as defined, to 50% or less beginning as of December 31, 2010; and

•

requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Loan during any time the loan-to-collateral value ratio is 30% or greater. Once the loan-to-collateral value ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Loan.

As of September 30, 2010, we were in compliance and expect to remain in compliance with the restrictive and financial covenants of the Mahrt Loan.

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

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Effective October 6, 2010, our bylaws preclude us from incurring debt in excess of 200% of our net assets, which we generally expect to approximate 65% of the cost of our timber assets before adjustment for noncash reserves, depletion, and amortization. As of September 30, 2010, our leverage ratio, or the ratio of total debt to total purchase price of timber assets plus cash and cash equivalents, was approximately 44% and our debt-to-net assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 91%. Our board of directors may determine that it is in our best interest to pursue highly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties. As a result, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%.

Contractual Obligations and Commitments

All of the proceeds raised under our Offerings, net of fees and expenses, are required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%. See “—Liquidity and Capital Resources.”

Our contractual obligations as of September 30, 2010 will become payable in the following periods:

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Debt obligations	$182,836,766	$—	$21,836,766	$—	$161,000,000
Estimated interest on debt obligations(1)	28,894,897	1,942,663	14,098,907	11,550,434	1,302,893
Operating lease obligations	15,688,084	256,197	3,512,413	2,775,705	9,143,769
Due to affiliates(2)	24,306,509	—	24,306,509	—	—

Total	$251,726,256	$2,198,860	$63,754,595	$14,326,139	$171,446,662

(1)

Interest obligations are measured at the contractual rate for fixed-rate debt, or at the effectively-fixed rate for variable rate debt with interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swap.

(2)

The Mahrt Loan contains restrictive covenants that prohibit us from paying accrued asset management fees, accrued administrative expense reimbursements, and other offering cost reimbursements to Wells TIMO until the Mahrt Loan is reduced to a loan-to-collateral value ratio of less than 30%, which we expect to occur in 2011. We currently expect to fund accrued due to affiliates in 2012.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. In the third quarter of 2010, average prices for pulpwood, sawtimber and chip-n-saw were approximately 6%, 11% and 1%, respectively, higher than the third quarter of 2009 due to favorably priced contracts entered into with mills as a result of wet weather experienced in late 2009 and early 2010. This wet weather affected both logging conditions and wood supply, causing many mills in the South to run low on inventory. As a result, demand drove up prices for all three major timber products as compared to 2009. For the three months ended September 30, 2010, our pulpwood, sawtimber, and chip-n-saw harvests decreased by approximately 2%, 6% and 23%, compared to the three months ended September 30, 2009, primarily due to a reduction in thinnings as compared to the prior year. During the nine months ended September 30, 2010, average prices for pulpwood, sawtimber and chip-n-saw were approximately 15%, 18% and 6%, respectively, higher than for the same period in 2009 due to limited supply caused by wet weather and poor logging conditions in late 2009 and early 2010. Our pulpwood, sawtimber and chip-n-saw harvests decreased by approximately 12%, 22% and 26%, respectively, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to a significant decrease in stumpage sales caused by wet weather and poor logging conditions and reduced thinnings.

Selected statistical and financial data for the Mahrt Timberland for the three months and nine months ended September 30, 2010 and 2009 is shown in the following tables:

	Three months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Timber sales volume (tons)
Pine pulpwood	372,127	373,527	851,866	946,530
Pine sawtimber	25,473	23,814	87,742	83,121
Chip-n-saw	28,231	36,759	108,086	145,871
Hardwood pulpwood	24,950	30,951	67,099	103,367
Hardwood sawtimber	18,865	23,374	50,173	94,330

	469,646	488,425	1,164,966	1,373,219

Net timber sales price (per ton)(1)
Pine pulpwood	$11.34	$8.81	$10.96	$8.94
Pine sawtimber	$26.63	$27.91	$26.54	$28.83
Chip-n-saw	$17.77	$15.80	$16.84	$16.87
Hardwood pulpwood	$14.29	$10.86	$13.30	$10.66
Hardwood sawtimber	$21.86	$18.09	$21.77	$18.55

Timberland sales
Gross sales	$1,489,387	—	$1,492,387	$5,024,208
Sales volumes (acres)	866	—	868	3,007
Sales price (per acre)(2)	$1,720	—	$1,719	$1,671

(1)

Prices per ton are shown on a stumpage basis (i.e. net of logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009.

(2)

In connection with approximately 2,960 acres of timberland sold during the nine months ended September 30, 200, we entered into a timber reservation agreement with the purchaser whereby we retained the title and right to harvest certain standing timber through December 31, 2009.

Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2010

Revenue. Revenues increased from approximately $12.3 million for the three months ended September 30, 2009 to approximately $14.1 million for the three months ended September 30, 2010 due to increases in revenue from timberland and timber sales of approximately $1.5 million and $0.2 million, respectively. Revenue from timberland sales increased as a result of selling approximately 866 acres during the three months ended September 30, 2010 as compared to selling no timberland during the same period in 2009. Revenue from timber sales increased due to increases in timber prices, partially offset by decreases in harvest volumes.

Details of timber sales by product for the three months ended September 30, 2009 and 2010 is shown in the following table:

	For the Three Months Ended September 30,	Changes attributable to:		For the Three Months Ended September 30,
	2009	Price	Volume	2010
Timber sales
Pine pulpwood	$8,224,777	$430,568	$(30,827)	$8,624,518
Pine sawtimber	1,049,239	(23,120)	73,095	1,099,214
Chip-n-saw	1,160,768	7,113	(269,295)	898,586
Hardwood pulpwood	801,737	162,648	(155,446)	808,939
Hardwood sawtimber	429,221	89,806	(82,800)	436,227

	$11,665,742	$667,015	$(465,273)	$11,867,484

Total harvest volumes for 2010 are expected to decrease from the 1.8 million tons harvested during 2009 due to wet weather and poor logging conditions experienced in early 2010 and a reduction in thinnings. We concentrated on thinnings in the prior year to maintain vigorous growth rates and capture favorable pulpwood prices. As such, future revenue from timber sales related to the Mahrt Timberland is expected to decrease slightly based on lower harvest volumes, offset by improving timber prices.

Operating expenses. Contract logging and hauling costs decreased approximately 11% from approximately $6.4 million for the three months ended September 30, 2009 to approximately $5.7 million for the three months ended September 30, 2010 due to a decrease of approximately 4% in delivered wood volume and a decrease of approximately 7% in logging rates. Depletion expense decreased approximately 19% from approximately $4.3 million for the three months ended September 30, 2009 to approximately $3.4 million for the same period in 2010, primarily due to lower harvest volumes. Cost of timberland sales increased by approximately $1.1 million as a result of selling approximately 866 more acres during the three months ended September 30, 2010 as compared to the same period in 2009.

Prior to the acquisition of additional timber assets, contract logging and hauling costs and depletion are expected to fluctuate with harvest volumes, while other operating expenses, land rent expense, and asset and forestry management fees are expected to remain relatively stable.

General and administrative expenses. General and administrative expenses of approximately $1.0 million for the three months ended September 30, 2010 was consistent with the three months ended September 30, 2009. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense of approximately $2.2 million for the three months ended September 30, 2010 was consistent with the interest expense incurred for the three months ended September 30, 2009 as a result of lower principal balances outstanding on our debt facilities, offset by an increase in our weighted-average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. Our loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.7 million for the three months ended September 30, 2010 was consistent with that incurred for the three months ended September 30, 2009. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the three months ended September 30, 2010. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $5.3 million for the three months ended September 30, 2009 to approximately $3.1 million for the three months ended September 30, 2010, primarily as a result of an approximately $2.1 million decrease in our operating loss. We sustained a net loss for the three months ended September 30, 2010, primarily as a result of incurring interest expense of approximately $2.2 million and a loss on interest rate swaps of approximately $0.7 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the three months ended September 30, 2010 and 2009 was $0.18 and $0.35, respectively. As we continue to raise equity under our Offerings and generate cash flows from the operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2010

Revenue. Revenues decreased from approximately $40.1 million for the nine months ended September 30, 2009 to approximately $36.2 million for the nine months ended September 30, 2010 due to decreases in revenue from timberland and timber sales of approximately $3.5 million and $1.2 million, respectively, offset by an increase in other revenues of approximately $0.8 million. Revenue from timberland sales decreased as a result of selling approximately 868 acres during the nine months ended September 30, 2010 as compared to selling approximately 3,010 acres during the same period in 2009. Revenue from timber sales decreased due to the decreases in harvest volumes, offset by increases in timber prices.

Details of timber sales by product for the three months ended September 30, 2009 and 2010 is shown in the following table:

	For the Nine Months Ended September 30,	Changes attributable to:		For the Nine Months Ended September 30,
	2009	Price	Volume	2010
Timber sales
Pine pulpwood	$20,287,303	$2,698,392	$(2,028,966)	$20,956,729
Pine sawtimber	3,620,665	(23,357)	201,286	3,798,594
Chip-n-saw	4,508,798	184,873	(1,167,915)	3,525,756
Hardwood pulpwood	2,497,423	438,396	(876,262)	2,059,557
Hardwood sawtimber	1,761,253	197,507	(824,463)	1,134,297

	$32,675,442	$3,495,811	$(4,696,320)	$31,474,933

Other revenues increased due to funds received from the Biomass Crop Assistance Program (“BCAP”) sponsored by the United States Department of Agriculture’s Farm Service Agency. BCAP provides matching payments to agricultural and forest land owners and operators that deliver eligible biomass material to designated biomass conversion facilities for use as heat, power, bio-based products or biofuels. For the nine months ended September 30, 2010, we recognized other revenue of approximately $1.1 million related to BCAP.

Total harvest volumes for 2010 are expected to decrease from the 1.8 million tons harvested during 2009 due to wet weather and poor logging conditions experienced in early 2010 and a reduction in thinnings. We concentrated on thinnings in the prior year to maintain vigorous growth rates and capture favorable pulpwood prices. As such, future revenue from timber sales related to the Mahrt Timberland is expected to decrease slightly based on lower harvest volumes, offset by improving timber prices.

Operating expenses. Contract logging and hauling costs decreased by approximately 3% from approximately $16.5 million for the nine months ended September 30, 2009 to approximately $16.0 million for the nine months ended September 30, 2010 due to a decrease of approximately 1% in delivered wood volumes and a decrease of approximately 2% in logging rates. Depletion expense decreased by approximately $2.2 million, or 17%, primarily due to decreases in harvest volumes. Cost of timberland sales decreased by approximately $2.3 million as a result of selling approximately 2,142 fewer acres during the nine months ended September 30, 2010 as compared to the same period in 2009. Prior to the acquisition of additional timber assets, contract logging and hauling costs and depletion are expected to fluctuate with harvest volumes, while other operating expenses, land rent expense, and asset and forestry management fees are expected to remain relatively stable.

General and administrative expenses. General and administrative expenses increased from approximately $2.9 million for the nine months ended September 30, 2009 to approximately $3.4 million for the same period in 2010, primarily due to an increase of approximately $0.7 million in salary expense, offset by decreases in information technology costs and audit fees of approximately $0.1 million each. Salary expense increased during the nine months ended September 30, 2010 as compared to the same period in 2009 due to an approximately $0.7 million, non-recurring reimbursement of salary expense by Wells TIMO during the nine months ended September 30, 2009. Under the Advisory Agreement, Wells TIMO has the responsibility of limiting our general and administrative expenses, as defined by our charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, Wells TIMO must reimburse the excess operating expenses to us within 60 days after the end of each fiscal quarter. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $8.0 million for the nine months ended September 30, 2009 to approximately $6.7 million for the nine months ended September 30, 2010, primarily as result of lower principal balances outstanding on our debt facilities and an approximately $0.1 million decrease in amortization of deferred financing costs, offset by an increase in our weighted-average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.9 million for the nine months ended September 30, 2010. This loss was consistent with that incurred for the nine months ended September 30, 2009. The loss was primarily due to the fact that the variable interest rates incurred on our senior loan and the Mahrt Loan were lower than the contractual interest rates of the related interest rate swaps during the nine months ended September 30, 2010. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $14.6 million for the nine months ended September 30, 2009 to approximately $12.7 million for the nine months ended September 30, 2010, primarily as a result of a decrease in interest expense of approximately $1.3 million and a decrease in our operating loss of approximately $0.7 million. We sustained a net loss for the nine months ended September 30, 2010, primarily as a result of incurring interest expense of approximately $6.7 million, a loss on interest rate swaps of approximately $1.9 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, and incurring an operating loss of approximately $4.1 million. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the nine months ended September 30, 2010 and 2009 was $0.72 and $1.08, respectively. As we continue to raise equity under our Offerings and generate cash flows from the operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

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

For the three months ended September 30, 2010, Adjusted EBITDA was approximately $4.2 million, an approximately $2.4 million increase from the three months ended September 30, 2009, primarily due to increases in revenue from timber and timberland sales and the decrease in contract logging and hauling costs.

For the nine months ended September 30, 2010, Adjusted EBITDA was approximately $7.9 million, an approximately $3.8 million decrease from the nine months ended September 30, 2009, primarily due to decreases in revenue from timber and timberland sales, offset by the increase on other revenues.

Our reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2010 and 2009 follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,135,181)	$(5,271,804)	$(12,727,576)	$(14,641,786)
Add:
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(652,130)	(788,532)	(1,921,152)	(2,088,299)
Interest expense(1)	3,374,463	3,326,933	9,467,852	10,993,835
Depletion	3,432,893	4,260,347	10,756,235	12,913,371
Amortization(1)	162,465	359,951	1,252,273	1,166,082
Basis of timber on terminated lease	26,850	—	26,850	84,375
Basis of timberland sold	1,032,926	—	1,033,688	3,228,363

Adjusted EBITDA	$4,242,286	$1,886,895	$7,888,170	$11,655,941

(1)

For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Distributions

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

The amount of distributions that we pay to our common stockholders is determined by our board of directors and is dependent upon a number of factors, including the funds available for distribution to common stockholders, our financial condition, our capital expenditure requirements, our expectations of future sources of liquidity and the annual distribution requirements necessary to maintain our status as a REIT under the Code.

On August 9, 2010, our board of directors declared a special 2% common stock dividend on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on August 9, 2010. We issued approximately 439,400 shares of our common stock to shareholders on August 16, 2010 pursuant to this declaration.

Also, on August 9, 2010, our board of directors declared a daily non-compounding stock dividend in the amount of 0.000054348 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on August 10, 2010 and continuing through and including September 15, 2010. We issued approximately 45,700 shares of our common stock to shareholders on September 15, 2010 pursuant to this declaration.

In addition, on August 9, 2010, our board of directors declared a daily non-compounding stock dividend for the fourth quarter of 2010 in the amount of 0.000054945 shares per day per share on the outstanding shares of common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on September 16, 2010 and continuing through and including December 15, 2010. The fourth quarter dividend is to be paid on a date during the month of December 2010 as our President may determine. As of September 30, 2010, we have recorded an other liability in the accompanying consolidated balance sheets for the par value of approximately 19,100 shares of our common stock pursuant to this declaration.

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

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation. Because of our limited operating history, we have not noticed a significant impact from inflation on our revenues, net sales, or income from continuing operations.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, Note 5, and Note 8 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Amended Master Purchase Agreement;

•	MeadWestvaco Timber Agreements;

•	Carbon Storage Agreement;

•	Placement Agent Agreement;

•	Advisory Agreement;

•	Dealer-Manager Agreement; and

•	Structuring Agent Agreement.

Subsequent Events

Sale of Shares of Common Stock

From October 1, 2010 through October 31, 2010, we raised approximately $6.0 million through the issuance of approximately 0.6 million shares of our common stock under our Follow-On Offering. As of October 31, 2010, approximately 194.4 million shares remained available for sale to the public under our Follow-On Offering, exclusive of shares available under our distribution reinvestment plan. No proceeds were received from issuance of common stock under the German Offering and 2010 German Offering from October 1, 2010 through October 31, 2010. As of October 31, 2010, approximately 53.8 million shares remained available for sale to the Funds under our German Offering. As of October 31, 2010, approximately 9.7 million shares remained available for sale under our 2010 German Offering, exclusive of shares available under the distribution reinvestment plan.

Amendment of Charter and Bylaws

On October 6, 2010, our board of directors unanimously adopted an amendment to our bylaws, effective as of October 6, 2010. The bylaws amendment creates a new Article XIV, which provides that the maximum amount of leverage that we may have in relation to our net assets shall not exceed 200%. The bylaws amendment also provides that any amendment to Article XIV shall be valid only if approved by the affirmative vote of our stockholders entitled to cast a majority of all votes entitled to be cast on the matter.

In conjunction with the adoption of the bylaws amendment, our board of directors approved a charter amendment to limit the amount of leverage we may incur in a manner consistent with the bylaws amendment. Our board of directors will submit the charter amendment for consideration and approval by our stockholders at our 2011 annual meeting of stockholders.

Amendment and Restatement of Share Redemption Plan

On November 8, 2010, we amended and restated our Share Redemption Plan (the “Amended Share Redemption Plan”). The Amended Share Redemption Plan, which will take effect on December 9, 2010, provides the criteria that we will use to determine a “qualifying disability” under the Amended Share Repurchase Plan. In addition, the Amended Share Redemption Plan provides for the redemption of a stockholder’s shares in connection with the qualification for federal assistance for confinement to a “long term care facility” and provided the criteria for such determination.

The Amended Share Redemption Plan also changed the price at which we will redeem shares pursuant to the plan. For all redemptions other than in connection with death, “qualifying disability,” or qualification for federal assistance for confinement to a “long-term care facility,” the Amended Share Redemption Plan provides that through the end of the period of one year after the completion of our offering stage, the price at which we will redeem shares will be 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by the number of shares owned by such stockholder. For the period of one year after we complete our offering stage, the price at which we will redeem shares will be 95% of the per share value, as estimated by our advisor or another firm chosen for that purpose.

For shares to be redeemed in connection with death, “qualifying disability,” or qualification for federal assistance for confinement to a “long-term care facility,” the Amended Share Redemption Plan provides that through the end of a period of one year after we complete our offering stage, the price at which we will redeem shares will be at an amount equal to 100% of the aggregate amount paid to us for all shares owned by the redeeming stockholder, divided by all shares owned such stockholder. For the period of one year after we complete our offering stage, the price at which we will redeem shares will be 100% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder, plus or minus (i) a valuation adjustment, which will be the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets and/or (ii) any other special distributions designated by our board of directors.

Finally, the Amended and Restated Share Redemption Plan clarified that no shares that have been transferred for value by a stockholder will be eligible to participate in the Amended and Restated Share Redemption Plan.

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

As of September 30, 2010, we had approximately $182.8 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. As of September 30, 2010, after consideration of the interest rate swap described below, approximately $130.3 million of the Mahrt Loan bears interest at an effectively variable rate. As of September 30, 2010, the weighted-average interest rate of the Mahrt Loan, after consideration of the interest rate swap, was 4.28%.

In October 2007, we entered into an interest rate swap agreement with Wachovia (the “Wachovia Interest Rate Swap”) to hedge our exposure to changing interest rates. The Wachovia Interest Rate Swap had an effective date of October 16, 2007 and expired on September 30, 2010.

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

Approximately $52.5 million of our total debt outstanding as of September 30, 2010 is subject to fixed rates when coupled with the interest rate swap. As of September 30, 2010, this balance incurred interest expense at an average rate of 5.585%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of September 30, 2010, after consideration of the interest rate swap, approximately $130.3 million of our total debt outstanding is subject to variable interest rates. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $1.3 million per year. The amount outstanding on our variable-rate debt facility in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the Mahrt Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors should be read together with the risk factors disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009, which includes a comprehensive discussion of some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in our Offerings do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue one billion shares of stock, of which 900 million shares are designated as common stock and 100 million are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After your purchase in our Offerings, our board may elect to (1) sell additional shares in our Offerings or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of Wells TIMO or Wells Capital; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Timberland OP; or (6) issue shares of common stock pursuant to stock dividends. To the extent we issue additional equity interests after your purchase in our Offerings, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our Offerings, and the value of our properties, existing stockholders also may experience a dilution in the book value of their investment in us.

On August 9, 2010, our board of directors authorized and we declared (1) a 2% common stock dividend to stockholders of record as of August 9, 2010; (2) a common stock dividend in an amount that annualizes to a 2% rate to stockholders of record during the period commencing on August 10, 2010 and continuing through and including September 15, 2010 and (3) a common stock dividend in an amount that annualizes to a 2% rate to stockholders of record during the period commencing on September 16, 2010 and continuing through and including December 15, 2010. If you purchase shares in our Offerings but were not a stockholder of record for any of the periods noted above for which our board of directors declared a common stock dividend, your interest in us will be diluted as a result of the additional shares issued to those stockholders of record during the periods noted above. Should our board of directors determine to issue additional common stock dividends, and should you purchase shares in our Offerings after the periods selected by our board as record dates for such common stock dividends, your interest in us will be further diluted.

We are dependent upon our advisor and its affiliates to conduct our operations and offerings; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon our advisor and its affiliates to conduct our operations and our offerings. Thus, adverse changes to our relationship with, or the financial health of, our advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

Affiliates of our advisor serve as a general partner to many Wells-sponsored limited partnership programs. Those affiliates may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against our advisor’s affiliates could result in a substantial reduction of their net worth. If such liabilities affected the level of services that our advisor could provide, our operations and financial performance could suffer.

In addition, affiliates of our advisor are currently parties to litigation regarding Piedmont REIT’s internalization of entities affiliated with our advisor. Due to the uncertainties inherent in the litigation process, it is not possible for us to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist. Affiliates of our advisor have and may continue to incur defense costs associated with the litigation. A summary of the nature and status of the litigation is set forth below.

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital, Wells Management; and other affiliates of our advisor. The litigation was filed prior to the closing of the internalization transaction on April 16, 2007.

The complaint alleged, among other things, (i) that the consideration to be paid as part of the internalization is excessive; (ii) violations of the federal proxy rules based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the board of directors and the current and previous advisors breached their fiduciary duties to the class and to Piedmont REIT; and (iv) that the proposed internalization will unjustly enrich certain directors and officers of Piedmont REIT, including Messrs. Wells and Williams. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction.

On June 27, 2007, the plaintiff filed an amended complaint, which contained the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of one of Piedmont REIT’s officers as an individual defendant. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint.

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

(a)

On August 9, 2010, we granted 4,000 shares of restricted common stock to our independent directors upon their re-election to the board of directors pursuant to our amended and restated independent directors compensation plan. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering

(b)	Not applicable.

(c)	During the quarter ended September 30, 2010, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2010	—	—	—		(1)
August 2010	30,300	$9.90	30,300		(1)
September 2010	15,342	$9.78	15,342		(1)

(1)

The commencement of our share redemption plan was announced on August 11, 2006. Our share redemption plan limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mahrt Loan prohibit Wells Timberland REIT from making redemptions, other than upon the death or qualifying disability of a stockholder, until this loan is reduced to a loan-to-collateral value ratio of less than 40% (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that, during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. Wells Timberland REIT’s board of directors has approved a monthly, noncumulative reserve of $150,000 for death or qualifying disability redemptions of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2010, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

Amendment and Restatement of Share Redemption Plan

On November 8, 2010, we amended and restated our Share Redemption Plan. The Amended Share Redemption Plan will take effect on December 9, 2010 and provides the criteria that we will use to determine a “qualifying disability” under the Amended Share Repurchase Plan. In addition, the Amended Share Redemption Plan provides for the redemption of a stockholder’s shares in connection with the qualification for federal assistance for confinement to a “long term care facility” and provided the criteria for such determination.

The Amended Share Redemption Plan also changed the price at which we will redeem shares pursuant to the plan. For all redemptions other than in connection with death, “qualifying disability,” or qualification for federal assistance for confinement to a “long-term care facility,” the Amended Share Redemption Plan provides that through the end of the period of one year after the completion of our offering stage, the price at which we will redeem shares will be 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by the number of shares owned by such stockholder. For the period of one year after we complete our offering stage, the price at which we will redeem shares will be 95% of the per share value, as estimated by our advisor or another firm chosen for that purpose.

For shares to be redeemed in connection with death, “qualifying disability,” or qualification for federal assistance for confinement to a “long-term care facility,” the Amended Share Redemption Plan provides that through the end of a period of one year after we complete our offering stage, the price at which we will redeem shares will be at an amount equal to 100% of the aggregate amount paid to us for all shares owned by the redeeming stockholder, divided by all shares owned such stockholder. For the period of one year after we complete our offering stage, the price at which we will redeem shares will be 100% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder, plus or minus (i) a valuation adjustment, which will be the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets and/or (ii) any other special distributions designated by our board of directors.

Finally, the Amended and Restated Share Redemption Plan clarified that no shares that have been transferred for value by a stockholder will be eligible to participate in the Amended and Restated Share Redemption Plan.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Date: November 8, 2010	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2010 FORM 10-Q OF

WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description

3.1	Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 12, 2010 (the “2010 Second Quarter Form 10-Q”)

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the 2010 Second Quarter Form 10-Q)

3.3	First Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 12, 2010)

10.1*	Advisory Agreement among the Company, Wells Timberland Operating Partnership, L.P. and Wells Timberland Management Organization, LLC

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*-Filed herewith