Form 10-K
period 2010-12-31
Wells Timberland REIT, Inc.
filed 2011-03-22
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes  ☐   No  ☒
Aggregate market value of the common stock held by non-affiliates was:                                         .While there is no established market for the registrant’s shares of common stock, the registrant has made an initial offering of its shares of common stock pursuant to a Form S-11 and is currently conducting a follow-on offering of its shares of common stock on a registration statement on Form S-11. In both offerings, the Registrant has sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2010 was approximately 21,459,425.
Number of shares outstanding of the registrant’s only class of common stock, as of February 28, 2011: 26,180,342 shares

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
General
Wells Timberland REIT, Inc. is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2009. We engage in the acquisition and ownership of timberland located throughout the United States. We were incorporated on September 27, 2005, and commenced operations on July 11, 2007. Substantially all of our business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005. With respect to Wells Timberland OP, we are the sole general partner, possess full legal control and authority over its operations, and own 99.99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, we formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, Wells Timberland TRS, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS.
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
We have executed an agreement with Wells TIMO (the “Advisory Agreement”), under which Wells TIMO performs certain key functions on our behalf, including, among others, the investment of capital proceeds and management of our day-to-day operations.
The focus of our business is to invest in timberland and to manage that investment in order to provide attractive returns to our investors. We generate income returns in the form of cash flows from harvesting and selling timber, and from pursuing non-timber-related revenue sources. When and where we believe that it is appropriate, we also generate cash flow from the sale of lands that have a higher-and-better use (“HBU”). We expect to realize additional long-term returns from the appreciation in the value of our timberland and the standing timber on that land upon the ultimate disposition of our properties. For the years ended December 31, 2010, 2009, and 2008, respectively, the sale of timber accounted for approximately 87%, 83%, and 85% of our revenue. As of December 31, 2010, we owned interests in approximately 304,500 acres of timberland (consisting of approximately 222,100 acres of timberland held in fee-simple interests and approximately 82,400 acres of timberland held in leasehold interests) located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”) that contained approximately 11 million tons of merchantable timber inventory with age classes ranging from one to 70 years.
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

In connection with our acquisition of the Mahrt Timberland, we entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a subsidiary of MeadWestvaco Corporation (“MeadWestvaco”) to sell to MeadWestvaco specified amounts of timber subject to market pricing adjustments. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. For the year ended December 31, 2010, approximately 61% of our revenue was derived from the Timber Agreements. The loss of MeadWestvaco as a customer would have a material adverse effect on our business.
We may pursue other investment opportunities that will complement our timberland investments. We also may invest in other entities that own timberland, or form joint ventures with entities that have complementary investment objectives.
Demand for paper and forest products and, therefore timber, generally is higher during periods of strong economic growth. However, while demand for these products is usually weaker during periods of slow economic growth, we believe some segments of the timber industry and paper and forest products industries are less affected by economic downturns than some other industries.
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
Public Offerings of Common Stock; Use of Proceeds
On August 11, 2006, the SEC declared effective the Registration Statement on Form S-11 under the Securities Act for our initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock, with 75.0 million shares offered at a price of $10.00 per share and 10.0 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan. We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering amount of $2.0 million, and thus commenced operations. We terminated the Initial Public Offering on August 11, 2009. We raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On August 6, 2009, the SEC declared effective the Registration Statement of Form S-11 under the Securities Act for our follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, with 200.0 million shares offered at a price of $10.00 per share and 20.9 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan. We began receiving investor proceeds from the sale of our common stock under our Follow-On Offering on August 12, 2009. As of December 31, 2010, we have raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $65.2 million. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.
On July 11, 2008, we entered into a master purchase agreement (the “Master Purchase Agreement”) with Wells TIMO; Wells-DFH Timberland Nr. 88 GmbH & Co. KG, a German closed-end fund (the “2008 Fund”); and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany (“DFH”). DFH was not, and the 2008 Fund (prior to purchasing shares of common stock under the Master Purchase Agreement) was not, in any way affiliated with us or our affiliates. On April 8, 2009, we entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund, and Wells-DFH Materia Nr. 88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, we have agreed to sell up to 53.8 million shares of our common stock that were not sold to the 2008 Fund to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). The 2009 Fund’s right to purchase shares pursuant to the Amended Master Purchase Agreement expired on December 31, 2010. The German Offering was conducted pursuant to Regulation S under the Securities Act, and was separate and in addition to the Follow-On Offering. As of December 31, 2010, we had received net proceeds of $5,000 from the sale of our common stock under the German Offering.
In addition to the Initial Public Offering, Follow-On Offering, and the German Offering, we offered up to approximately 11.4 million shares of our common stock, of which approximately 10.4 million shares were offered in a primary offering to non-U.S. persons at a price per share of $9.65 and up to approximately 1.0 million shares were reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55, in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”). In the Follow-On Offering, shares of our common stock are typically sold to investors at a price per share of $10.00, and after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, we receive net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, we sold shares of our common stock at a price per share of $9.65. No sales commission or dealer-manager fee was paid in connection with the 2010 German Offering; however, we paid a placement agent fee of $0.25 per share and a structuring agent fee of $0.20 per share. As a result, in respect of those shares of our common stock sold in the 2010 German Offering, we received net proceeds (before expenses) of $9.20 per share, which is greater than the $9.12 per share that we receive in the Follow-On Offering after deducting the sales commission and dealer-manager fee. In addition to the transaction fees, we will pay an annual account maintenance fee of $0.02 per share purchased in the 2010 German Offering. Discounts were available to certain stockholders. On January 21, 2011, our board of directors approved extending the termination date of the 2010 German Offering from December 31, 2010 to February 28, 2011. As of December 31, 2010 and February 28, 2011, we had raised approximately $8.5 million from the sale of approximately 0.9 million shares under the 2010 German Offering.
As of December 31, 2010, we had sold approximately 25.0 million shares of our common stock pursuant to the Initial Public Offering, the Follow-On Offering (collectively, the “Public Offerings”), the German Offering, and the 2010 German Offering, raising gross offering proceeds of approximately $248.6 million. From this amount, we paid approximately $20.0 million in selling commissions and dealer-manager fees to Wells Investment Securities, Inc. (“WIS”), approximately $0.7 million in organization and offering costs to Wells TIMO, approximately $0.4 million in placement and structuring agent fees, and approximately $1.4 million in share redemptions. We used the net proceeds of approximately $226.1 million from the sale of our common stock and proceeds of approximately $43.6 million from the sale of our preferred stock in private transactions to partially fund the Mahrt Timberland acquisition, pay down the Mezzanine Loan by approximately $153.8 million, fund interest on the Mezzanine Loan, and fund principal and interest on the Mahrt Loan.

Investment Strategy
Our strategy is to acquire and manage a diversified portfolio of timberland properties that are:

•	comprised of trees from different age classes;

•	comprised of a variety of species of trees; and

•	located in a variety of different geographic regions.
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
Rather than focusing on properties comprised of trees of any particular age class, we focus our property acquisition efforts on properties that are comprised of forests of a variety of different age classes, thus enabling us to better manage our short-term and long-term income and appreciation returns. At all times, we seek to acquire properties on terms that are favorable to us, and to seek a balance between short-term and long-term returns.
Species Diversification. By owning properties comprised of different species of trees, we also mitigate the risks of being dependent on the overall market for any particular species of tree. Some of our investments will be in hardwood forests. Hardwood product (and timber) markets differ from softwood product (and timber) markets and may provide attractive income returns when softwood markets are poor, and vice versa.
Geographic Diversification. By pursuing a property acquisition approach that includes the goal of geographic diversification, we seek to mitigate the risk of our operations being dependent on one particular market.
To date, we have focused our geographic diversification approach on a micro level. We believe that our timberland properties should not be located in a single mill procurement basket. A single mill procurement basket is the average distance over which harvested trees must be hauled. While the average log haul varies somewhat by region, in most areas of the United States, logs usually are transported no more than 60 to 90 miles. Our geographic “spacing” on a micro basis enables us to participate in different wood markets, which helps to protect our portfolio from the risk of a single mill closure. This geographic spacing also reduces the risk that a large percentage of the portfolio will be damaged by a single fire, hurricane, earthquake, insect infestation, drought, disease, windstorm, flooding, or other weather conditions or natural disasters.
As opportunities arise, we may seek to diversify our timberland investments on a macro level by locating investment properties in different regions of the United States. Such geographic diversification lessens our dependence on regional economic and other conditions and provides further exposure to different species of trees and to different markets.
We also may invest, to a lesser extent, in properties located in international timber-producing regions that will provide us with age, geographic, and species diversification. We may invest up to 30% of the fair market value of the assets in our portfolio in timberland properties located outside the United States. We currently anticipate that the actual amount invested outside the United States will not exceed 20% of the fair market value of the portfolio we acquire with the net proceeds raised during our offering stage.

In connection with the acquisition of the Mahrt Timberland, we have incurred substantial indebtedness which limits our ability to acquire additional timberland due to certain restrictive covenants contained in our financing agreements. As a result, we may have difficulty implementing our investment strategy of age class, species, and geographic diversification in the immediate future, if at all. For a discussion of the risks related to the lack of such diversification or failure to fully implement our investment strategy, see “Item 1A. Risk Factors—Risk Relating to Investing in Us.”
For a discussion of the various restrictive covenants which limit our ability to acquire additional timberland, see “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources.”
Financing Strategy
We have financed our acquisition of the Mahrt Timberland through a combination of debt and equity raised in our Public Offerings, the German Offering, and the 2010 German Offering (collectively, the “Offerings”), as well as through the issuance of preferred stock to Wells Real Estate Funds, Inc. (“Wells REF”), the indirect parent company of Wells TIMO and the direct parent of Wells Capital. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings and to issue preferred stock as a result of sourcing this acquisition in advance of raising investor proceeds under our Initial Public Offering. We anticipate that ultimately, the majority of the cost of acquisitions will be funded from equity. However, in certain periods more amounts may be funded by debt.
Prior to October 6, 2010, our charter generally limited our borrowings to a level that was less than 300% of our net assets, which approximated 75% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation. We were able to borrow in excess of this limitation temporarily upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. The acquisition of Mahrt Timberland was partially financed with approximately $372.0 million of indebtedness (of which approximately $168.8 million was outstanding as of December 31, 2010). On October 6, 2010, our board of directors unanimously adopted an amendment to our bylaws that limits the level of our borrowings to 200% of our net assets, and also requires stockholder approval for any future amendment to this provision. As a result of this amendment to our bylaws, not only is our leverage limitation lower, but our board of directors no longer has the ability to approve leverage in excess of our net assets limitation without stockholder approval. This amendment to the bylaws became effective on October 6, 2010. In conjunction with the adoption of this amendment, our board of directors also approved an amendment to our charter, subject to stockholder approval, to limit the amount of leverage we may incur in a manner consistent with the amended bylaws. The amendment to the charter will be submitted for consideration and approval by our stockholders at our 2011 annual meeting.
Our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 78% and 128%, as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, our leverage ratio, that is, the ratio of total debt to cost basis of timber assets prior to deducting depletion plus cash and cash equivalents, was approximately 41% and 53%, respectively.
Operating Strategy
We believe that the fundamental basis for a successful timberland investment is the successful acquisition of timberland on favorable terms. An acquisition price that is too high can reduce returns, and, in extreme cases, no level of good forest and investment management can offset the initial costs. As a result, we conduct a thorough due diligence evaluation of each timberland investment opportunity we consider, including evaluating and verifying the inventory data and developing an understanding of the timber markets in the vicinity of the property.
After we acquire a timberland property and identify and retain qualified forest managers, we focus on operating the property to produce attractive short-term and long-term income and appreciation returns, in light of our overall portfolio of properties. One component of this management approach entails growing and harvesting as much wood as possible in the context of supply and demand for wood in the local wood markets. However, a competing component of this approach entails managing the timber inventory on each property, so that each property will be attractive to a potential buyer. We seek to balance these two strategies in a manner that optimizes the returns to stockholders consistent with our investment objectives.
We focus on the following key operating factors:

•	raising sufficient amounts of equity capital to (i) meet principal repayments on our existing debt and (ii) acquire a diversified portfolio;

•	investing net offering proceeds in high-quality, income-producing timberlands that support a market dividend at a time when the demand for such properties is high;

•	maximizing the value of our current timberlands through intensive forest management while practicing environmentally responsible resource stewardship; and

•	controlling operating expenses as a percentage of revenues as we take advantage of economies of scale.
Board of Directors Review of Our Policies
Our independent directors have reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Investment Policies. We focus our investment efforts on the acquisition of income-generating timberland in order to provide attractive short-term and long-term returns to our investors. This focus is preferred because we believe it best enables us to achieve our goal of preserving investor capital and generating current income. We believe that there are sufficient acquisition opportunities that meet this investment focus. We also may pursue other investment opportunities that will complement our timberland investments. Our advisor, Wells TIMO, has extensive expertise in the management of timberland investments.
Working Capital Reserves. We do not set aside offering proceeds for working capital purposes. Setting aside funds for this purpose would decrease the amount we can invest in timber properties, including the servicing of debt, and hence reduce our opportunities to earn current income. We believe that debt proceeds and our cash flow from operations will be sufficient to meet our needs for working capital.
Borrowing Policies. We have a limitation on borrowing that precludes us from borrowing in excess of 200% of the value of our net assets, which we refer to as our net assets limitation. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depletion, depreciation, reserves for bad debts, and other noncash reserves, less total liabilities, calculated quarterly by us on a basis consistently applied. Any borrowings in excess of this limitation requires an amendment to our bylaws that must be approved by a majority of our stockholders who are entitled to vote on the matter. Over the long-term, we generally expect to limit our borrowing to approximately 65% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation.
Policies Regarding Operating Expenses. We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, as these terms are defined in our charter, unless our board of directors has determined that such excess expenses were justified based on unusual and nonrecurring factors. For the four consecutive quarters ended December 31, 2010, total operating expenses represented approximately 1.95% of average invested assets.
Offering Policies. We are conducting our Follow-On Offering of up to 220.9 million shares of common stock, with 200.0 million shares being offered at $10.00 per share in our primary offering (with discounts available for certain categories of investors) and 20.9 million shares offered at $9.55 per share under our distribution reinvestment plan. In our 2010 German Offering, we agreed to sell up to 11.4 million shares of our common stock, of which 10.4 million shares were offered in a primary offering to non-U.S. persons at a price per share of $9.65, and up to approximately 1.0 million shares were offered at $9.55 per share under an unregistered distribution reinvestment plan. We believe these offerings are in the best interest of our stockholders because they increase the likelihood that we will be able to acquire a diverse portfolio of income-producing properties, thereby reducing risk in our portfolio, as well as reducing the debt attributable to our acquisition of the Mahrt Timberland.
Listing Policy. We believe it continues to be in the best interest of our stockholders not to list our common shares for trading on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the timberland portfolio can achieve greater size and diversification. Second, we believe it is more cost effective to remain unlisted and utilize Wells TIMO as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the benefit of being able to provide our stockholders with liquidity in the near-term through a stock exchange listing is outweighed by the longer-term benefits of completing the Follow-On Offering, allowing the portfolio to mature and then completing a liquidity event such as a stock exchange listing of the shares or a sale or merger transaction that would result in our stockholders receiving cash or tradeable securities having a value per share that is anticipated to be higher than the price at which our shares would likely trade today. Our charter currently requires that, in the event that our common stock is not listed on a national exchange by August 11, 2018, we must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) seek stockholder approval to begin liquidating our investments and distributing the resulting proceeds to the stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.
Employees
We have no direct employees. The employees of Wells TIMO and its affiliates provide services for us related to asset and forestry management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other programs for which Wells TIMO and its affiliates provide similar services based on time spent by personnel on each entity. We are obligated to reimburse Wells TIMO and its affiliates for our share of personnel and other costs associated with these services. Our allocable share of these administrative reimbursements totaled approximately $2.2 million, $1.9 million, and $2.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. All reimbursements are included in general and administrative expenses in the accompanying consolidated statements of operations.
Competition
Selling timber is highly competitive in the current market, and we will experience competition from owners and managers of competing timberland properties for the procurement of timber supply agreements. As a result, we may have to provide price concessions or offer other inducements to timber users in order to procure timber supply agreements, all of which may have an adverse impact on our results of operations. Also, as we purchase assets to build our portfolio, we are in competition for targeted timberland tracts with other similar timber investment companies, as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timber tracts to become the purchaser if another suitable tract cannot be substituted. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.
Economic Dependency
We have engaged Wells TIMO, a wholly owned subsidiary of Wells Capital, and WIS, an affiliate of Wells TIMO, to provide certain services essential to us, including asset management services, supervision of forestry management, asset acquisition and disposition services, the sale of our shares of common stock, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Capital, Wells TIMO, and WIS.

Wells Capital, Wells TIMO, and WIS are owned and controlled by Wells REF. The operations of Wells Capital, Wells TIMO, WIS, and Wells Management Company, Inc. (“Wells Management”) represent substantially all of the business of Wells REF. Accordingly, we focus on the financial condition of Wells REF when assessing the financial condition of Wells Capital, Wells TIMO, WIS, and Wells Management. In the event that Wells REF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, the level of real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by us and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2010, we have no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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
Assertion of Legal Action Against Related Parties
On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President; Wells Capital, the owner of our advisor; Wells Management Company, Inc. (“Wells Management”); certain affiliates of Wells REF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007.
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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates, including our advisor, could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

Access to SEC Filings
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge from our website at http://www.wellstimberland.com, through a link to the http://www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
We have a very limited operating history. We were incorporated in September 2005, commenced operations in July 2007, and completed our first and only timberland investment in October 2007. For the years ended December 31, 2010, 2009, and 2008, our operations resulted in an operating loss of approximately $5.5 million, $7.9 million, and $13.8 million, respectively, and a net loss of approximately $15.8 million, $19.9 million, and $53.3 million, respectively. As of December 31, 2010 and 2009, we had an accumulated stockholders’ deficit of approximately $113.3 million and $91.2 million, respectively. For the year ended December 31, 2010 and 2009, cash provided by operations was approximately $5.2 million and $5.0 million, respectively. For the year ended December 31, 2008, cash used in operations was approximately $6.6 million. For the years ended December 31, 2010, 2009, and 2008, we incurred interest expense on our indebtedness of approximately $8.6 million, $10.0 million, and $42.3 million, respectively, and accrued dividends on our preferred stock of approximately $3.7 million, $3.6 million, and $3.0 million, respectively. See “Item 6. Selected Financial Data.” Our limited operating history significantly increases the risk and uncertainty investors face in making an investment in our shares, including related to our ability to pay distributions in the future. Stockholders should not rely upon the past performance of other Wells-sponsored real estate programs. Such past performance was not related to the ownership of timberland property and would not predict our future results.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
While we are investing the proceeds of our Offerings, the continuing high demand for the type of properties we desire to acquire may cause any distributions and the long-term returns of our investors to be lower than they otherwise would be. We believe the current market for timberland properties is extremely competitive. We will be competing for these timberland investments with other entities, including traditional corporations and REITs, forestry products companies, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. Many of our competitors have more experience, greater financial resources, and a greater ability to borrow funds to acquire properties than we do.
The greater the number of entities and resources competing for timberland properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions to stockholders. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in our Offerings, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we, through our advisor, are unable to find suitable investments in properties promptly, we will hold the proceeds from our Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. Delays we encounter in the selection and acquisition of properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.
We have completed only one timberland acquisition and have not yet identified any additional properties that we will purchase with the proceeds of our Offerings, which makes a stockholder’s investment more speculative.
We have completed only one timberland acquisition and have not yet identified any additional properties that we will make with the proceeds of our Offerings. Our ability to identify well-performing properties and achieve our investment objectives depends upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements. The large size of our Follow-On Offering increases the challenges that our advisor will face in investing our net offering proceeds promptly in attractive properties, and the continuing high demand for the type of properties we desire to purchase increases the risk that we may pay too much for the properties that we do purchase. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for stockholders to sell their shares promptly or at all.

We are substantially dependent on our business relationships with MeadWestvaco and its affiliated entities, and our continued success will depend on their economic performance.
We have entered into two agreements in connection with our acquisition of the Mahrt Timberland: a master stumpage agreement with a subsidiary of MeadWestvaco and a fiber supply agreement with MeadWestvaco and a subsidiary. We refer to these agreements collectively as the Timber Agreements. The Timber Agreements provide that we will sell specified amounts of timber to a subsidiary of MeadWestvaco, subject to market pricing adjustments. The Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from the Mahrt Timberland. Our financial performance is substantially dependent on the economic performance of MeadWestvaco and its affiliates as consumers of our wood products. Approximately 61% of our revenue in 2010 was derived from these Timber Agreements. Therefore, our business and financial condition may be negatively and adversely impacted if the financial performance of MeadWestvaco suffers.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of a stockholder’s investment in us will fluctuate with the performance of the specific properties we acquire.
Our Follow-On Offering is being made on a “best efforts” basis, whereby the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our Follow-On Offerings may be substantially less than the amount we would need to achieve a broadly diversified timberland property portfolio. If we are unable to raise substantial funds, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties are located, and the species and ages of the timber located on those properties. In that case, the likelihood of our profitability being affected by the performance of any one of our properties will increase. Additionally, we are not limited in the number or size of our properties or the percentage of net proceeds we may dedicate to a single property. A stockholder’s investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of timberland properties.
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
Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings or the net proceeds from our Offerings, we will have fewer funds available for investment in timberland and a stockholder’s overall return may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its fees under the Advisory Agreement.
If we seek to internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with the internalization.
At some point in the future, we may consider internalizing the functions performed for us by our advisor and its affiliates, particularly if we seek to list our shares on a national securities exchange as a way of providing our stockholders with liquidity. The method by which we could internalize these functions could take many forms.
We may hire our own group of executives and other employees or we may acquire our advisor and its affiliates or their respective assets including their existing workforce. The method or cost of internalizing cannot be determined or estimated at this time. Further, if we acquired our advisor and its affiliates, the amount and type of consideration that we would pay in this type of transaction could vary greatly. For example, we could acquire the advisor and its affiliates through a merger in which we issued shares of our common stock for all of the outstanding common stock or assets of these entities. Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction. Further, issuing promissory notes as full or partial payment of the consideration in the transaction could reduce our net income and our ability to make distributions to stockholders, particularly if internalizing these functions does not produce any cost savings. If we were to internalize our management functions, we may not realize the perceived benefits, we may not be able to properly integrate a new staff of managers and employees, or we may not be able to effectively replicate the services provided previously by our advisor or its affiliates. Internalization transactions involving the acquisition of advisors or their affiliates have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to us to invest in properties or other investments or to pay distributions. If we were to internalize our management functions, these factors could cause such internalization to have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.
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
Our advisor, Wells TIMO, currently has only 11 employees and will rely upon the employees of its manager, Wells Capital, to perform many of the services our advisor is required to perform for us. We are dependent on our advisor to select our investments and conduct our operations; thus, adverse changes in the financial health of Wells Capital could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments. As a general partner to many Wells-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide on behalf of Wells TIMO, our operations and financial performance could suffer as well, which would limit our ability to make distributions and decrease the value of stockholders’ investments.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides generally that no independent director will be liable to us or our stockholders for monetary damages and that we will indemnify them for losses unless they are grossly negligent or engage in willful misconduct. These rights to indemnification and advancement of expenses vest immediately upon such independent director’s election. We will also indemnify our independent directors for losses related to alleged state or federal securities laws violations unless the allegations are not successfully adjudicated or dismissed with prejudice or unless a properly informed court of competent jurisdiction has not otherwise determined that indemnification should be made. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees, and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Stockholders’ interests in us will be diluted if we issue additional shares, which could reduce the overall value of their investments.
Investors in our Offerings do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue one billion shares of stock, of which 900 million shares are designated as common stock and 100 million are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After investors purchase shares in our Follow-On Offering, our board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of Wells TIMO or Wells Capital; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Timberland OP; or (6) issue shares of common stock pursuant to stock dividends. To the extent we issue additional equity interests after investors purchase shares in our Offerings, their percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our Offerings, and the value of our properties, existing stockholders also may experience a dilution in the book value of their investments in us.
On August 9, 2010, our board of directors authorized and we declared (1) a 2% common stock dividend to stockholders of record as of August 9, 2010; (2) a common stock dividend in an amount that annualizes to a 2% rate to stockholders of record during the period commencing on August 10, 2010 and continuing through and including September 15, 2010; and (3) a common stock dividend in an amount that annualizes to a 2% rate to stockholders of record during the period commencing on September 16, 2010 and continuing through and including December 15, 2010. On December 14, 2010, our board of directors declared a stock dividend that annualizes to a 2% rate to stockholders of record during the period commencing on December 16, 2010 and continuing through and including March 15, 2011. If an investor purchases shares in our Follow-On Offering but was not a stockholder of record for any of the periods noted above for which our board of directors declared a common stock dividend, the investor’s interest in us will be diluted as a result of the additional shares issued to those stockholders of record during the periods noted above. Should our board of directors decide to issue additional common stock dividends, and should an investor purchase shares in our Follow-On Offering after the periods selected by our board as record dates for such common stock dividends, the investor's interest in us will be further diluted.
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
We rely on Wells TIMO, our advisor, for the day-to-day operation of our business. Wells TIMO relies on the personnel of its parent company and manager, Wells Capital, to perform many of the services Wells TIMO is required to perform as our advisor. Wells Capital and its affiliates, including Leo F. Wells, III, our President and the President of Wells Capital; Douglas P. Williams, our Executive Vice President and the Senior Vice President of Wells Capital; and Randall D. Fretz, our Senior Vice President and the Senior Vice President of Wells Capital, have interests in other Wells programs and engage in other business activities, including providing advisory services to Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”), Wells Core Office Income REIT, Inc. (“Wells Core REIT”), and other Wells REF-sponsored real estate programs. As a result, they will have conflicts of interest in allocating their time among us and other Wells programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of stockholders’ investments, may decline.
Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital, its affiliates, and other Wells REF-sponsored programs, which could hinder our ability to successfully implement our business strategy and to generate returns to stockholders.
Our executive officers and two of our directors, Jess E. Jarratt and E. Nelson Mills, are also officers and directors of Wells Capital, our dealer-manager and other affiliated entities and Wells REF-sponsored programs, and one of our independent directors, George W. Sands, serves on the board of one other program advised by Wells Capital, the owner of our advisor. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and operational opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Under the Advisory Agreement between us, Wells Timberland OP and Wells TIMO and pursuant to the terms of the special units Wells TIMO owns in Wells Timberland OP, Wells TIMO is entitled to fees and other payments from us and Wells Timberland OP that are structured in a manner intended to provide incentives to Wells TIMO to perform in our best interest and in the best interest of our stockholders. However, because Wells TIMO does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests are not wholly aligned with those of our stockholders. As a result, these compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the affiliates of Wells TIMO who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal, or enforcement of our agreements with Wells TIMO and its affiliates, including the Advisory Agreement and the dealer-manager agreement;

•	public offerings of equity by us, which entitle WIS to dealer-manager fees and entitle Wells TIMO to increased asset management fees;

•	property sales, which entitle Wells TIMO to real estate commissions and possible success-based payments;

•	the valuation of our timberland properties, which determines the amount of the asset management fee payable to Wells TIMO and affects the likelihood of any success-based payments;

•	property acquisitions from third parties, which utilize proceeds from our Offerings, thereby increasing the likelihood of continued equity offerings and related fee income for WIS and Wells TIMO;

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

Our independent directors rely on information and recommendations provided by Wells TIMO to determine the fees and other amounts payable to Wells TIMO and its affiliates pursuant to the terms of the Advisory Agreement and the special units in Wells Timberland OP. As a result, these fees and payments cannot be viewed as having been determined on an arm’s-length basis, and we cannot assure stockholders that an unaffiliated third party would not be willing and able to provide to us similar services at a lower price. Because the Advisory Agreement must be renewed on an annual basis, our independent directors may increase the fees and other amounts payable to Wells TIMO in future renewals. If the fees and other amounts we pay Wells TIMO are increased, our ability to pay distributions to our stockholders and make investments will be reduced.
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
On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital; Wells Management; and other affiliates of our advisor. The litigation was filed prior to the closing of the internalization transaction on April 16, 2007.
The complaint alleged, among other things, (i) that the consideration to be paid as part of the internalization is excessive; (ii) violations of the federal proxy rules based upon allegations that the proxy statement contains false and misleading statements or fails to state material facts; (iii) that the board of directors and the current and previous advisors breached their fiduciary duties to the class and to Piedmont REIT; and (iv) that the proposed internalization will unjustly enrich certain directors and officers of Piedmont REIT, including Messrs. Wells and Williams. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction.
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

On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.
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
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and which would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Our board of directors has adopted a share redemption plan, as amended, but there are significant conditions and limitations that would limit stockholders’ ability to sell their shares under the plan. In addition, our board of directors may amend, suspend, or terminate our share redemption plan upon 30 days’ notice and without stockholder approval.
As a result of the acquisition of the Mahrt Timberland, we are prohibited from redeeming any shares under our share redemption plan until we achieve certain financial performance measures under the terms of our indebtedness (except for redemptions sought within two years of the death or qualifying disability of the stockholder). Once we are able to allow share redemptions under our share redemption plan, generally, stockholders will have to have held their shares for at least one year in order to participate in our share redemption plan. We will limit the number of shares redeemed pursuant to our share redemption plan as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (2) we may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for redemptions (other than those following an investor’s death or qualifying disability) since the beginning of the then-current calendar year to exceed the sum of (x) the net proceeds from the sale of shares under our distribution reinvestment plan during such period and (y) any additional amounts reserved for such purpose by our board of directors. These limits might prevent us from accommodating all redemption requests made in any year. Initially, the price for all redemptions, other than in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility, will be 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by the number of shares owned by such stockholder, until one year after we complete our offering stage. Thereafter, we will redeem shares at a price equal to 95% of the per share value, as estimated by our advisor or another firm chosen for that purpose.
These restrictions will severely limit stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invested.
The offering price in our Offerings was not established on an independent basis; the actual value of stockholder’s investments may be substantially less than what they pay.
The offering price of the shares sold in our Offerings bears no relationship to our book or asset values or to any other established criteria for valuing shares. The board of directors considered the following factors in determining the offering price:

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
Wells TIMO and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management of our properties, and the administration of our other investments. We will pay Wells TIMO and its affiliates substantial fees for these services. Payment of these fees will result in immediate dilution to the value of a stockholder’s investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. As a result of these substantial fees, we expect that for each share sold in our Follow-On Offering, no more than $9.17 per share will be available for mandatory repayment of our indebtedness and for the purchase of properties, depending primarily upon the number of shares we sell and assuming all shares sold under our distribution reinvestment plan are sold for $9.55 per share. Wells TIMO, as the holder of the special units, also may be entitled to receive a distribution upon the sale of our properties and/or a payment in connection with the redemption of the special units upon the earlier to occur of specified events, including the listing of our shares on a national securities exchange or the termination of the Advisory Agreement. These payments to Wells TIMO increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our Offerings. Substantial up-front fees also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
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
Our operating results will be affected by the cyclical nature of the forest products industry. Unlike other REITs that are parties to leases and other contracts providing for relatively stable payments over a period of years, our operating results will depend on prices for timber that can experience significant variation and that have been historically volatile. Like other participants in the forest products industry, we have limited direct influence over the timing and extent of price changes for cellulose fiber, timber, and wood products. Although some of the supply agreements we will enter into fix the price of our harvested timber for a period of time, these contracts may not protect us from the long-term effects of price declines and may restrict our ability to take advantage of price increases.
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

Harvesting our timber may be subject to limitations that could impair our ability to receive income and make distributions to our stockholders.
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

We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states where we intend to seek to acquire timberland properties with the proceeds of our Offerings. For example, if we acquire timberland property in Washington state, we would be required to file a Forest Practice Application for each unit of timber to be harvested. These applications may be denied or restricted by the regulatory agency or appealed by other parties, including citizens’ groups. Environmental groups and interested individuals may also appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits, and delays or harvest restrictions on a significant number of applications could result in increased costs. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from implementing our operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands. Among the remedies that could be enforced in a lawsuit is a judgment entirely preventing or restricting harvesting on a part of our targeted timberland properties.
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
Because timberland investments are relatively illiquid, our ability to promptly sell one or more timberland properties in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	changes in international, national, regional, and local economic and market conditions;

•	changes in interest rates and in the availability, cost, and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;

•	forestry costs associated with maintaining and managing timberland properties;

•	changes in operating expenses; and

•	fires, hurricanes, earthquakes, floods, and other natural disasters, as well as civil unrest, acts of war, and terrorism, each of which may result in uninsured losses.
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
The quality and reliability of data concerning timberland properties varies greatly. Professional foresters collect data on species, volumes, and quantities of timber on a particular property by conducting “cruises” through the property. During these cruises, foresters sample timber stands at specified intervals and locations that have been pre-determined by forest statisticians. A cruise that is poorly designed or executed can result in misleading data. In addition, errors in compiling the data may lead to erroneous estimates of the volume and quality of the timber on a particular property. The latest inventory data available at the time of a timberland transaction may be based on cruises that are more than one year old. Timberland cruises are time-consuming and expensive, and, as a result, are usually not conducted on an annual basis. Consequently, timber inventories are often updated without a cruise by subtracting out the volume of timber that was harvested (usually an accurate number) and by adding in the volume of estimated tree growth (usually a less accurate number than the removal number). We may not be able to require an adjustment to the property purchase price from the seller if a post-acquisition cruise reveals a significant difference in timber volumes or quality from the pre-acquisition data. If we are unable to obtain or develop accurate and reliable data related to the timberland in which we invest, then our assumptions, forecasts, and valuations relating to those timberlands will be inaccurate. As a result, we may not be able to realize the anticipated returns from those timberlands or to sell the property for the price that we anticipated, which could negatively impact our financial condition and our ability to make distributions to stockholders.
Our estimates of the timber growth rates on our properties may be inaccurate, which would impair our ability to realize expected revenues from those properties.
We rely upon estimates of the timber growth rates and yield when acquiring and managing our timberland properties. These estimates are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and yield estimates are developed by forest statisticians using measurements of trees in research plots on a property. The growth equations predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If these estimates are inaccurate, our ability to manage our timberland in a profitable manner will be diminished, which may interfere with our ability to make distributions to stockholders.
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
When we acquire properties, we likely will expect to realize revenues from timber and non-timber-related activities, such as the sale of conservation easements and recreation leases. Non-timber activities can contribute significantly to the revenues that we derive from a particular property. We will rely on estimates to forecast the amount and extent of revenues from non-timber-related activities on our timberland properties. If our estimates concerning the revenue from non-timber-related activities are incorrect, we will not be able to realize the projected revenues. If we are unable to realize the level of revenues that we expect from non-timber activities, our revenues from the underlying timberland would be less than expected and our ability to make distributions to our stockholders may be negatively impacted.
Our international investments will be subject to changes in global market trends that could adversely impact our ability to make distributions to our stockholders.
A portion of our timberland portfolio may consist of properties located in timber-producing regions outside the U.S. These international investments could cause our business to be subject to unexpected, uncontrollable, and rapidly changing events and circumstances in addition to those experienced in U.S. locations. Adverse changes in the following factors, among others, could have a negative impact on our business, results of operations, and our ability to make distributions to our stockholders:

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
The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. The credit crisis could have an impact on our interest rate swap agreements if our counterparties are forced to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. We may be materially and adversely affected in the event of a significant default by one of our counterparties. In addition, depressed economic conditions could influence the levels of consumer spending and reduce the demand for goods produced from our wood, which would have a material adverse effect on our financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions; industry cycles; and financial, business, and other factors affecting our operations, many of which are beyond our control.

If we default on the terms of the Mahrt Loan, stockholders who invest in us prior to the repayment of the loan could lose some or all of their investment.
In March 2010, we borrowed approximately $211.0 million to refinance the debt facilities that we used to partially fund the acquisition of the Mahrt Timberland on October 9, 2007, and which we must repay on or before March 24, 2015. The Mahrt Loan is secured by, among other things, a first priority security interest in the funds raised in our Offerings. Our ability to repay the Mahrt Loan is dependent upon our success in raising substantial funds pursuant to our Offerings. If the amount of proceeds we raise in our Offerings is less than the amount that we need to repay the Mahrt Loan when due, then unless we are able to refinance the Mahrt Loan or otherwise amend its terms, we will be in default under the Mahrt Loan. If we default on the Mahrt Loan, the lenders for such loan will be entitled to all of the proceeds of our offering, up to the amount of the Mahrt Loan. If the lenders under the Mahrt Loan foreclose upon their security interest in a substantial amount of proceeds of our offering, our existing stockholders could lose some or all of their investment and it would be unlikely that we would be able to meet our investment objectives or to raise additional capital in our Offerings or otherwise in order to continue our operations. We have guaranteed the Mahrt Loan but on a limited basis that covers only losses incurred by CoBank or Wells Fargo up to the maximum amount that would not be considered a fraudulent conveyance under federal bankruptcy and applicable state laws.
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
We have incurred significant indebtedness that accrues interest at a variable rate, and we may incur additional debt in the future. Interest we pay under the Mahrt Loan and any other debt we incur will reduce our cash available for distributions. Additionally, if we incur additional variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.
We have authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of stockholders’ investments.

Our bylaws do not limit us from incurring debt until our aggregate debt would exceed 200% of our net assets (generally expected to approximate 65% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation). Prior to October 6, 2010, our charter precluded us from incurring debt in excess of 300% of our net assets, unless the excess borrowing over such level was approved by a majority of the independent directors and the excess borrowing was disclosed to stockholders in our next quarterly report following the borrowing, along with justification for the excess.

Our board (including the independent directors) unanimously approved our borrowing in excess of the 300% net assets limitation in order to obtain the Mezzanine Loan and the Senior Loan in connection with the acquisition of the Mahrt Timberland. This borrowing significantly increased our debt levels. Our debt obligations may cause us to incur higher interest charges on any additional debt incurred in the future and will result in higher debt service payments in order to service the higher debt levels. In addition, the terms of the Mahrt Loan include restrictive covenants such as the prohibition on paying cash distributions or redeeming shares until we achieve certain financial performance measures under the Mahrt Loan (except for distributions required to maintain our status as a REIT, and except for those redemptions allowed in cases of death or qualifying disability). These factors limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

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
Federal Income Tax Risks
Failure to continue to qualify as a REIT would reduce our net income and cash available for distributions.

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Code. We have no assurances that we will satisfy the requirements for REIT qualification in the future. Alston & Bird LLP, our legal counsel, will not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial, or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates and/or penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

Even if we continue to qualify for and elect to be taxed as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we continue to qualify for and elect to be taxed as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

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
To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of stockholders' investments.

To maintain our REIT status, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (2) the effect of nondeductible capital expenditures, or (3) the creation of reserves. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return on stockholders’ investments.

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

We conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs enables us to engage in non-REIT qualifying business activities, such as the sale of higher-and-better use properties. However, under the Internal Revenue Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT qualifying operations. Furthermore, because the income earned by our TRSs is subject to corporate income tax and is not subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we expect to use them.
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
As of December 31, 2010, we owned interests in approximately 304,500 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 304,500 acres, we owned fee-simple interests in approximately 222,100 acres and leasehold interests in approximately 82,400 acres. As of December 31, 2010, our timberlands contained an estimated 11 million tons of merchantable timber inventory, approximately 6.3 million tons of which was pine, and the remainder was comprised of various hardwood species. As of December 31, 2010, our timberlands contained plantations of different age classes ranging from one to 70 years.

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
Market Information
As of February 28, 2011, we had approximately 26.2 million shares of common stock outstanding held of record by a total of approximately 8,944 stockholders. The number of stockholders is based on the records of Boston Financial Data Services, Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of our shares.
Under Financial Industry Regulatory Authority, Inc. (“FINRA”) Conduct Rules, to allow FINRA members and their associated persons to participate in the ongoing Follow-On Offering of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells TIMO prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells TIMO’s estimated value of the shares is $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the current public offering price for our shares is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the timberland properties we acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those timberland properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those timberland properties. Following the completion of our offering stage, Wells TIMO expects to continue to use the current offering price of our shares as the estimated per-share value reported in our annual reports on Form 10-K for a period not to exceed 12 months after the completion of our offering stage. (We will view our offering stage as complete upon the termination of all public equity offerings. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells Timberland OP.)
Use of Public Offering Proceeds
On August 11, 2006, the Registration Statement on Form S-11 filed with the SEC for our Initial Public Offering was declared effective. WIS served as the dealer-manager for our Initial Public Offering. Pursuant to our Initial Public Offering, we offered a total of up to 85 million shares of our common stock, with 75 million shares offered at $10.00 per share in our primary offering and 10 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan, aggregating up to $845.5 million. We terminated the Initial Public Offering on August 11, 2009. We raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.
On August 6, 2009, the Registration Statement on Form S-11 filed with the SEC for our Follow-On Offering was declared effective. WIS is serving as the dealer-manager for our Follow-On Offering. Pursuant to our Follow-On Offering, we are offering a total of up to 220.9 million shares of our common stock, with 200.0 million shares offered at $10.00 per share in our primary offering and 20.9 million shares offered at $9.55 per share pursuant to our distribution reinvestment plan, aggregating up to $2.2 billion. As of December 31, 2010, we have raised gross offering proceeds of approximately $65.2 million from the sale of common shares under our Follow-On Offering. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.

As of December 31, 2010, we had sold approximately 24.1 million shares of common stock in our Public Offerings, raising gross offering proceeds of approximately $240.1 million. From this amount, we incurred approximately $20.0 million in selling commissions and dealer-manager fees to WIS, approximately $2.9 million in organization and offering costs to Wells TIMO, and approximately $1.4 million in share redemptions.
For the year ended December 31, 2010, the percentage of the cost of raising capital under our Public Offerings to the capital raised was 9.3%. With the net proceeds of approximately $40.8 million from the sale of our common stock under our Public Offerings, we paid down the Mezzanine Loan by approximately $8.7 million, funded interest on the Mezzanine Loan, and funded principal repayment and interest on the Mahrt Loan.
Dividends
We have not paid any cash distributions to our stockholders due to restrictions resulting from the terms of our credit facilities. We will be unable to pay cash distributions to our stockholders except for distributions required to maintain our status as a REIT until we have reduced our current indebtedness to a loan-to-collateral value of less than 40%, which we expect will occur in 2011.
On August 9, 2010, our board of directors declared a special 2% common stock dividend on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on August 9, 2010. We issued approximately 439,400 shares of our common stock to stockholders on August 16, 2010 pursuant to this declaration.
On August 9, 2010, our board of directors declared a daily non-compounding stock dividend in the amount of 0.000054348 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on August 10, 2010 and continuing through and including September 15, 2010. We issued approximately 45,700 shares of our common stock to stockholders on September 15, 2010 pursuant to this declaration.
On August 9, 2010, our board of directors declared a daily non-compounding stock dividend in the amount of 0.000054945 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on September 16, 2010 and continuing through and including December 15, 2010. Approximately 120,800 shares of our common stock were issued to the stockholders on December 15, 2010 pursuant to this declaration.
On December 14, 2010, our board of directors declared a daily non-compounding stock dividend in the amount of 0.000055556 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on December 16, 2010 and continuing through and including March 15, 2011. As of December 31, 2010, we had recognized an other liability in the accompanying consolidated balance sheets for the par value related to approximately 22,200 shares of our common stock pursuant to this declaration. Approximately 129,300 shares of our common stock were issued to the stockholders on March 15, 2011 pursuant to this declaration.
Redemptions of Common Stock
Our board of directors has adopted an amended and restated share redemption plan (“SRP”) that allows stockholders who hold their shares for more than one year to sell their shares back to us, subject to certain limitations and penalties. However, the terms of the Senior Loan and the Mezzanine Loan obtained in connection with the acquisition of the Mahrt Timberland prohibited us from redeeming any of our stockholders’ shares under the SRP (except in cases of death or disability) until the Mezzanine Loan was repaid in full and the Senior Loan was reduced to a 40% loan-to-collateral value ratio. The Mahrt Loan prohibits us from redeeming any of our stockholders’ shares under the SRP (except in cases of death or disability) until (i) reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40%, and (ii) obtainment of a fixed-charge coverage ratio of greater than 1.05:1.00.

On November 8, 2010, our board of directors amended and restated the SRP (the “Amended SRP”) to (i) provide the criteria that we will use to determine a “qualifying disability”; (ii) provide for redemptions of a stockholder’s shares in connection with the qualification for federal assistance for confinement to a “long-term care facility”; (iii) clarify that no shares that have been transferred for value by a stockholder will be eligible to participate in the Amended SRP; and (iv) change the price at which shares will be redeemed pursuant to the plan. Prior to December 9, 2010, the SRP provided that we may repurchase a stockholder’s common stock (except in cases of death or disability) for $9.10 per share through the end of the period of one year after the completion of our offering stage. Thereafter, the redemption price would equal 95% of our per-share value as estimated by Wells TIMO or another firm chosen by our board of directors for that purpose. Subsequent to December 9, 2010, the effective date of the Amended SRP, the price for all redemptions, other than in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility, through the end of the period of one year after the completion of our offering stage, will be 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by the number of shares owned by such stockholder that were acquired from us. Thereafter, the redemption price will be 95% of the per-share value, as estimated by Wells TIMO or another firm chosen for that purpose.
Redemptions sought within two years of the death, qualifying disability or qualification for federal assistance for confinement to a long-term care facility of a stockholder do not require a one-year holding period. Prior to December 9, 2010, the price for redemptions sought within two years of the death or disability of a stockholder was the amount paid for the share until one year after completion of our offering stage. Thereafter, the redemption price would be the higher of the amount paid for the shares or 95% of the per-share net asset value as estimated by Wells TIMO or another firm chosen by our board of directors for that purpose. Subsequent to December 9, 2010, the redemption price for shares to be redeemed in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility through the end of a period of one year after we complete the offering stage will be at an amount equal to 100% of the aggregate amount paid to us for all shares owned by the redeeming stockholder, divided by all shares owned by such stockholder that were acquired from us. For the period beginning one year after we complete the offering stage, the price at which it will redeem shares will be 100% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder that were acquired from us, plus or minus (i) a valuation adjustment, which will be the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets and/or (ii) any other special distributions designated by our board of directors.
The shares redeemed under the Amended SRP, other than upon the death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. Our board of directors has approved a monthly, non-cumulative reserve of $150,000 for redemptions of common stock in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility. The board of directors could amend or terminate the Amended SRP upon 30 days’ written notice.

All of the shares that we redeemed pursuant to our SRP during the quarter ended December 31, 2010 are provided below:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2010	11,868	$ 9.78	11,868	(3)
November 2010	1,278	$ 9.78	1,278	(3)
December 2010	—	—	—	(3)

(1)	All shares were redeemed pursuant to our publicly announced program described above.

(2)	Our SRP commenced on August 11, 2006 and was amended on November 8, 2010.

(3)	We currently limit the dollar value of shares that may yet be redeemed under the plan as described above.
During the years ended December 31, 2010 and 2009, approximately 86,888 and 25,720 shares of common stock, respectively, were redeemed under the SRP for approximately $859,555 and $257,200, respectively. As of December 31, 2010, all eligible shares that were submitted for redemption during the year ended December 31, 2010 were redeemed.
Recent Sales of Unregistered Securities
Issuance of Common Stock
During the year ended December 31, 2010, we issued approximately 1,919 shares of common stock to one of our independent directors as payment in lieu of cash for a portion of his annual retainer. These shares were issued at $9.12 per share and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, as the securities were issued privately to an accredited investor.
Issuance of Restricted Stock
Pursuant to our amended and restated independent directors compensation plan, we granted 2,500 shares of restricted common stock to George W. Sands upon his appointment to the board of directors on March 23, 2010, and 4,000 shares of restricted common stock to our independent directors upon their re-election to the board of directors on August 9, 2010. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 should be read in conjunction with the accompanying consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” hereof.

	As of December 31,
	2010	2009	2008		2007	2006
Total assets	$360,491,122	$371,571,157	$390,986,924	(1)	$828,567,130	$328,907
Total liabilities	$199,831,437	$244,046,346	$298,712,216	(1)	$775,523,302	$776,918
Total stockholders’ equity (deficit)	$160,659,685	$127,524,811	$92,274,708		$53,043,828	$(448,011)
Outstanding debt	$168,840,592	$216,841,297	$274,332,679		$759,577,170	$—
Outstanding long-term debt	$168,840,592	$—	$208,600,930		$609,979,000	$—
	For the Year Ended December 31,
	2010	2009	2008		2007	2006
Total revenues	$47,582,144	$52,245,649	$48,271,055		$8,273,933	$—
Net loss	$(15,809,720)	$(19,948,257)	$(53,274,682)		$(17,346,062)	$(669,011)
Net loss available to common stockholders	$(19,518,100)	$(23,588,636)	$(56,317,035)		$(17,975,682)	$(669,011)
Adjusted EBITDA(2)	$10,509,644	$13,738,972	$10,830,037		$(306,026)	$(669,011)
Cash flows provided by (used in) operating activities	$5,154,517	$5,029,535	$(6,593,970)		$(3,434,342)	$(777,089)
Cash flows (used in) provided by investing activities	$(937,989)	$(1,646,784)	$3,000,109		$(419,106,990)	$—
Cash flows (used in) provided by financing activities	$(1,064,439)	$(1,865,964)	$6,239,172		$423,813,283	$776,918
Per-share data—basic and diluted:
Net loss available to common stockholders	$(0.87)	$(1.39)	$(6.11)		$(17.26)	$(32.57)
Weighted-average common shares outstanding	22,356,438	16,964,849	9,210,787		1,041,652	20,543

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
Overview
We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales. We also generate additional revenues and income from selling timberland considered by third parties to have a higher and better use, by leasing land-use rights to third parties, and from selling the rights to extract natural resources from timberland other than timber. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. For the years ended December 31, 2010 and 2009, approximately 61% and 46%, respectively, of our revenue was derived from the Timber Agreements. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.
We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale of our common stock under our Follow-On Offering on August 12, 2009. Our German Offering commenced in July 2008 and the 2010 German Offering commenced in March 2010.
We continued receiving investor proceeds under our Offerings through December 31, 2010. As of December 31, 2010, we have raised gross offering proceeds of approximately $240.1 million through the issuance of our common stock in our Public Offerings, approximately $8.5 million through the issuance of our common stock in the 2010 German Offering, and approximately $43.6 million through the issuance of our preferred stock to Wells REF. The German Offering expired on December 31, 2010. On March 21, 2011, our board of directors approved an extension of the 2010 German Offering through August 6, 2011 (see Subsequent Events section below).
On October 9, 2007, we acquired the Mahrt Timberland for a purchase price of approximately $400.0 million, exclusive of customary closing costs. We paid for the acquisition of the Mahrt Timberland through the delivery of a promissory note to MeadWestvaco in the amount of approximately $398.0 million with a maturity date of October 9, 2027 (the “MWV Promissory Note”) and cash for the remainder. The MWV Promissory Note is supported by a deposit account (the “Deposit Account”) and standby letter of credit issued by Wachovia Bank, N.A., in the amount of approximately $407.9 million. We funded the Deposit Account and paid transaction costs with proceeds obtained through a combination of debt financing ($372.0 million), the sale of shares of our preferred stock to Wells REF ($32.1 million), and the sale of common stock in our Initial Public Offering ($18.0 million).
On December 18, 2008, in preparation to qualify as a REIT, we sold two of our wholly owned subsidiaries, Wells Timberland Acquisition, LLC (“Wells Timberland Acquisition”) and MWV SPE, LLC (“MWV SPE”), to Wells REF for a gross sales price of approximately $2.0 million, excluding customary closing costs (the “Subsidiary Disposition”). At the time of its disposition, MWV SPE held the Deposit Account and MWV Promissory Note related to the Mahrt Timberland acquisition, which caused us to not meet the operational requirements of the REIT rules under the Internal Revenue Code for the year ended December 31, 2008. All other timber assets and debt associated with the Mahrt Timberland were transferred to Wells Timberland OP prior to the Subsidiary Disposition. As a result of the Subsidiary Disposition, we recognized a net loss on sale of approximately $4.7 million for the year ended December 31, 2008, and received net sales proceeds of approximately $2.0 million, which was used to pay down the Mezzanine Loan associated with the Mahrt Timberland and to fund a working capital account. After the Subsidiary Disposition, neither we nor any of our subsidiaries are an obligor on the MWV Promissory Note or holds an interest in the Deposit Account. The disposition of Wells Timberland Acquisition, and indirectly MWV SPE and the Deposit Account, removed certain impediments to our ability to be taxed as a REIT.
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
Our most significant risks and challenges include our ability to continue to raise a sufficient amount of equity that will allow us to repay the Mahrt Loan and to further diversify our portfolio of timber assets. To the extent that significant funds are not raised, we may not be able to repay the Mahrt Loan or achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Timber Market Economic Factors Impacting Our Business
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the timber markets in which we operate.

According to estimates released by the Bureau of Economic Analysis, the U.S. economy’s growth, as measured by the U.S. real gross domestic product (“GDP”), increased at an annual rate of 2.8% in the fourth quarter of 2010, an indication that the economy has stabilized and an economic recovery is currently under way. For the full year of 2010, real GDP increased 2.8% compared with a 2.6% decrease in 2009. The main contributors to the increase in real GDP growth in 2010 were positive contributions from personal consumption expenditures, private domestic investment, and government consumption expenditures.

Timberland operating performance is influenced by a variety of factors, including the supply of timber; demand for pulp and paper products, lumber, panel, and other wood-related products; competition; and changes in timber prices and in harvest levels of timberlands. The demand for lumber, panel, and other wood-related products is largely affected by the level of new residential construction activity and repair and remodeling. The number of housing starts, which is generally considered to be a leading indicator of the general U.S. economy, improved over the first half of 2010 due to a demand increase driven by a government stimulus policy. This increase in demand drove lumber prices and sawtimber markets higher in the first part of 2010. However, the stimulus policy expired in April and residential construction relapsed into a severe recession with housing starts dropping to a record low in December 2010. Repair and remodeling expenditures did not have a significant impact on demand. The southern United States experienced unusually wet weather in the winter of 2010 that contributed to an improvement in southern timber markets early in the year; however, prices dropped during the second half of 2010 with the expiration of the stimulus policy and the onset of drought conditions throughout the southern United States. The net effect was a small increase in average timber prices for 2010. Average stumpage prices for southern United States pine sawtimber and chip-n-saw increased by approximately 4.2% and 4.6%, respectively, from a year ago.

While lumber prices and sawtimber markets improved only slightly during 2010, pulpwood markets remained strong throughout the year. Average southern United States pine pulpwood prices, which hit a 10-year high in the fourth quarter of 2010, increased approximately 17.3% from a year ago. When lumber markets are weak and lumber mills slow down production, they produce fewer by-products, which are a low-cost source of chips for paper mills. Paper mills must then purchase more pulpwood in the timber market to make up for the shortfall, which leads to increased demand and prices for pulpwood. Additionally, the southern United States remains competitive in world pulpwood markets due to favorable exchange rates.

Despite the continued weakness in real estate markets, we expect demand, and therefore prices, for sawtimber and chip-n-saw to improve modestly in 2011 due to improvements in economic conditions in the United States. Demand for pulp and paper products in 2010 was stronger than 2009; however, production has yet to return to 2008 levels. As such, we expect pulpwood prices to remain steady at average prices achieved during 2010.

Our operating and financial plans for 2011 were established to meet volume obligations under the Timber Agreements, to meet the debt service requirements of the Mahrt Loan, and to continue to maximize the production capacity and long-term value of the Mahrt Timberland through intensive forest management and silvicultural techniques, while taking into consideration the continued housing recession and general economic conditions. We intend to capitalize on the operational flexibility afforded to timberland owners in order to take advantage of then-prevailing market prices, including, but not limited to, adjusting harvest levels in context of supply and demand for wood in the local wood markets. Although we believe that our timber assets are well-positioned to weather current market conditions, we are not immune to the adverse effects of a prolonged downturn in the economy, weak real estate fundamentals, or continued disruption in the credit markets. If these conditions persist, it would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources
Overview
During 2010, we raised proceeds under our Offerings, net of commissions, fees, expenses, and redemptions, of approximately $48.9 million, substantially all of which was used to fund principal and interest payments on outstanding debt. On March 24, 2010, proceeds from the Mahrt Loan were used to pay off the outstanding balances of the Mezzanine Loan and Senior Loan. All of the proceeds raised under our Offerings of common stock, net of fees and expenses, and net cash flows generated from our operations are required to be used to service the Mahrt Loan until obtainment of certain financial measures. As of February 28, 2011, the outstanding principal on the Mahrt Loan was approximately $160.0 million. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. We have met all other debt reduction requirements of the Mahrt Loan, including reduction of the principal balance to $186.0 million by March 31, 2011; $173.5 million by September 30, 2011; and $161.0 million by March 31, 2012.
The Mahrt Loan contains restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. Once the Mahrt Loan has been reduced to a loan-to-collateral value ratio of less than 40%, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis. Future proceeds raised from the sale of our shares under our Offerings will be deemed available for investment in timberland and related assets, subject to certain restrictions and available to fund capital expenditures, to pay down future outstanding borrowings, and to redeem preferred stock. In addition to those restrictive covenants discussed above, the Mahrt Loan requires us to maintain a minimum fixed-charge coverage ratio, as defined by the credit agreement, of 1.05:1.00 beginning with the quarter ended September 30, 2010. The Mahrt Loan does not, however, restrict our ability to pay stock dividends. Please refer to the “Dividends” section in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” for additional information regarding the declaration and issuance of stock dividends to our stockholders.
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
Short-Term Liquidity and Capital Resources
Net cash used in financing activities during 2010 was approximately $1.1 million. During 2010, we raised proceeds from the sale of common stock under our Offerings, net of commissions and fees, of approximately $50.0 million, which was used to pay down the Mezzanine Loan and Mahrt Loan by approximately $8.7 million and $37.3 million, respectively, fund redemptions of common stock of approximately $0.9 million, and fund interest expense on the Mezzanine Loan and Mahrt Loan. We received gross debt proceeds of $211.0 million during 2010, which was used to pay off the outstanding balances of the Senior Loan (approximately $201.9 million) and Mezzanine Loan (approximately $6.2 million) and fund costs associated with closing the Mahrt Loan (approximately $2.2 million). We intend to continue to generate capital from the sale of common stock under our Offerings, which is required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the covenants restricting the acquisition of additional timberland properties will be removed and we can pursue additional timberland acquisitions.

We generated net operating cash for the year ended December 31, 2010 of approximately $5.2 million, which was primarily comprised of receipts from timber and timberland sales and rental income from recreational leases in excess of operating costs, interest expense, asset and forestry management fees, and general and administrative expenses. As required by the terms of the Mahrt Loan, the majority of our future net cash flow from operating activities will be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification will be removed.
During the year ended December 31, 2010, net cash outflows used in investing activities was approximately $0.9 million, which is comprised of approximately $1.0 million of investments in timber, timberland, and related assets, offset by approximately $0.1 million released from lender-required escrow deposits. We expect to utilize the residual cash balance of approximately $8.8 million as of December 31, 2010 to satisfy current liabilities.
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

As of December 31, 2010, we were in compliance and expect to remain in compliance with the restrictive and financial covenants of the Mahrt Loan.
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
If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Effective October 6, 2010, our bylaws preclude us from incurring debt in excess of 200% of our net assets, which we generally expect to approximate 65% of the cost of our timber assets before adjustment for noncash reserves, depletion, and amortization. As of December 31, 2010, our debt-to-net assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 78%, and our leverage ratio, or the ratio of total debt to total purchase price of timber assets plus cash and cash equivalents, was approximately 41%. Our board of directors may determine that it is in our best interest to pursue highly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties. As a result, we are not able to anticipate with any degree of certainty what our leverage ratio will be in the near future. However, over the long-term, we expect our leverage ratio to be no more than 50%.
Contractual Obligations and Commitments
All of the proceeds raised under our Offerings, net of commissions, fees, and expenses, are required to be used to service the Mahrt Loan until a loan-to-collateral value ratio of less than 40% is attained. See “—Liquidity and Capital Resources.”
As of December 31, 2010, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$168,840,592	$—	$7,840,592	$161,000,000	$—
Estimated interest on debt obligations(1)(2)	27,262,440	7,385,261	12,824,663	7,052,516	—
Operating lease obligations	15,431,887	1,844,550	3,111,229	2,545,209	7,930,899
Due to affiliates(3)	25,764,365	87,671	25,676,694	—	—
Total	$237,299,284	$9,317,482	$49,453,178	$170,597,725	$7,930,899

(1)	Represents respective obligations under the Mahrt Loan as of December 31, 2010.

(2)	Amounts include impact of interest rate swaps. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information regarding our interest rate swaps.

(3)
The Mahrt Loan contains restrictive covenants that prohibit Wells Timberland REIT from paying accrued amounts until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 30%, which we expect to occur in one to three years.

Results of Operations
Our Initial Public Offering was declared effective on August 11, 2006, and we began actively selling shares of our common stock in May 2007. Following the receipt and acceptance of subscriptions for the minimum offering of $2.0 million on July 11, 2007, we acquired interests in approximately 322,800 acres of timberland in October 2007. On December 18, 2008, in preparation to qualify as a REIT, we disposed of certain subsidiaries with significant non-timber assets and liabilities. Income and expenses associated with these disposed subsidiaries were classified as normal operations in the accompanying consolidated statements of operations for the year ended December 31, 2008. Accordingly, the results of operations presented for the years ended December 31, 2010, 2009, and 2008, are not directly comparable.
Overview
Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. In 2010, average prices for pulpwood, chip-n-saw, and sawtimber were approximately 24%, 3%, and 5%, respectively, higher than in 2009 due to favorably priced contracts entered into with mills as a result of wet weather experienced in late 2009 and early 2010. This wet weather affected both logging conditions and wood supply, causing many mills in the southern United States to run low on inventory. As a result, demand drove up prices for all three major timber products as compared to 2009. Our pulpwood, chip-n-saw, and sawtimber harvests decreased by approximately 13%, 22%, and 22%, respectively, for the year ended 2010 as compared to 2009, primarily due to a significant decrease in stumpage sales caused by wet weather and poor logging conditions and reduced thinnings. Our average contract logging and hauling rate for the year ended December 31, 2010 was 3%

lower compared to the year ended December 31, 2009, primarily due to a higher percentage of volume delivered to mills within a shorter distance of our properties.

Selected statistical and financial data for the Mahrt Timberland for the years ended December 31, 2010, 2009, and 2008 are shown in the following tables:

	For the year ended December 31,
	2010		2009	2008
Timber sales volume (tons)
Pine pulpwood	1,122,589	1,122,589	1,255,057	1,052,405
Pine sawtimber	111,597		109,464	106,669
Chip-n-saw	146,965		187,905	237,983
Hardwood pulpwood	96,467		141,817	181,262
Hardwood sawtimber	70,122		123,663	92,683
	1,547,740		1,817,906	1,671,002

Net timber sales price (per ton) (1)
Pine pulpwood	$10.91		$8.73	$8.25
Pine sawtimber	$26.11		$27.93	$34.95
Chip-n-saw	$17.06		$16.53	$19.94
Hardwood pulpwood	$11.92		$10.39	$9.02
Hardwood sawtimber	$21.32		$18.64	$22.86

Timberland sales
Gross sales	$2,267,887		$5,013,038	$4,490,837
Sales volumes (acres)	1,173		3,005	1,763
Sales price (per acre) (2)	$1,933		$1,668	$2,547

(1)
Prices per ton are shown on a stumpage basis (i.e., net of logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008.

(2)
In connection with approximately 2,960 acres of timberland sold during 2009, we entered into a timber reservation agreement with the purchaser whereby we retained the title and right to harvest certain standing timber through December 31, 2009. In connection with approximately 190 acres of timberland sold during 2010, we entered into timber reservation agreements with the respective purchases whereby we retained the title and right to harvest certain standing timber through December 20, 2011. The estimated value of such timber reservation agreements are, therefore, excluded from the respective gross sales price.

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010
Revenue. Revenues decreased from approximately $52.2 million for the year ended December 31, 2009 to approximately $47.6 million for the year ended December 31, 2010 due to decreases in timber and timberland sales of approximately $2.1 million and $2.7 million, respectively, offset by an increase in other revenues of approximately $0.2 million. Revenue from timber sales decreased due to a 15% decrease in harvest volumes, offset by increases in timber prices. Revenue from timberland sales decreased as a result of selling 1,173 acres during 2010 as compared to selling 3,005 acres during 2009.

Details of timber sales by product for the years ended December 31, 2009 and 2010 are shown in the following table:

	For the Year Ended December 31,	Changes attributable to:		For the Year Ended December 31,
	2009	Price	Volume	2010
Timber sales
Pine pulpwood	$27,008,145	$3,281,596	$(2,850,030)	$27,439,711
Pine sawtimber	4,731,897	(59,292)	92,441	4,765,046
Chip-n-saw	5,892,717	216,766	(1,283,863)	4,825,620
Hardwood pulpwood	3,555,635	399,292	(1,137,232)	2,817,695
Hardwood sawtimber	2,345,792	226,032	(1,015,578)	1,556,246
	$43,534,186	$4,064,394	$(6,194,262)	$41,404,318
We expect future revenue from timber sales related to the Mahrt Timberland to decrease in 2011 based on lower harvest volumes, offset by improving timber prices. Due to general economic conditions and the lack of available credit, we expect timberland sales to remain relatively stable during 2011.
Operating expenses. Contract logging and hauling costs decreased approximately 7% from approximately $22.6 million for the year ended December 31, 2009 to approximately $21.1 million for the year ended December 31, 2010 due to an approximately 4% decrease in delivered wood volume and a 3% decrease in our logging rate. Depletion decreased from approximately $17.4 million for the year ended December 31, 2009 to approximately $14.3 million for the year ended December 31, 2010 due to lower harvest volumes. Cost of timberland sales decreased from approximately $3.4 million in 2009 to approximately $1.6 million in 2010, primarily as a result of selling 1,832 fewer acres in 2010.
Prior to the acquisition of additional timber assets, contract logging and hauling costs and depletion are expected to decrease in 2011 as a result of a decrease in planned harvest volumes, while other operating expenses, land rent expense, and asset and forestry management fees are expected to remain relatively stable due to no significant changes in the number of acres owned during the year.
General and administrative expenses. General and administrative expenses of approximately $4.2 million for the year ended December 31, 2010 was consistent with the year ended December 31, 2009. Under the Advisory Agreement, Wells TIMO has the responsibility of limiting our general and administrative expenses, as defined by our charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, Wells TIMO must reimburse the excess operating expenses to us within 60 days after the end of each fiscal quarter. For the years ended December 31, 2010 and 2009, Wells TIMO deferred approximately $0.3 million and $0.7 million of salary expense, respectively, in order to remain in compliance with this limitation. See Note 12 to our accompanying consolidated financial statements for more information. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.
Interest expense. Interest expense decreased from approximately $10.0 million for the year ended December 31, 2009 to approximately $8.6 million for the year ended December 31, 2010, primarily as a result of lower principal balances outstanding on our debt facilities, offset by an increase in our weighted-average interest rate. Interest expense, as compared to prior periods, is expected to continue to decrease as we pay down our debt facilities; however, actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.
Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.8 million for the year ended December 31, 2010 compared to a loss of approximately $2.1 million for the year ended December 31, 2009. The loss was primarily due to the fact that the variable interest rates incurred on our Senior Loan and Mahrt Loan were lower than the contractual interest rates of the related interest rate swaps during the year ended December 31, 2010. The decrease in the loss was primarily due to a decrease in the notional amounts under the respective swap contracts, changes in market interest rates, and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swap that does not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.
Net loss. Our net loss decreased from approximately $19.9 million for the year ended December 31, 2009 to approximately $15.8 million for the year ended December 31, 2010, as a result of an approximately $2.4 million improvement in operating loss and decreases in interest expense and loss on interest rate swaps, of approximately $1.5 million and $0.3 million, respectively. We sustained a net loss for the year ended December 31, 2010, primarily as a result of incurring interest expense of $8.6 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, incurring a loss on interest rate swaps of approximately $1.8 million related to our hedging of interest rate risk, and incurring an operating loss of approximately $5.5 million. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the years ended December 31, 2010, 2009, and 2008 was $0.87, $1.39, and $6.11, respectively. As we continue to raise equity under our Offerings to repay our outstanding debt, we anticipate additional decreases in interest expense, which is expected to reduce future net losses.
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
Details of timber sales by product for the years ended December 31, 2008 and 2009 are shown in the following table:

	For the Year Ended December 31,	Changes attributable to:		For the Year Ended December 31,
	2008	Price	Volume	2009
Timber sales
Pine pulpwood	$22,510,662	$164,114	$4,333,369	$27,008,145
Pine sawtimber	5,266,488	(674,166)	139,575	4,731,897
Chip-n-saw	8,241,759	(615,344)	(1,733,698)	5,892,717
Hardwood pulpwood	2,756,327	1,398,969	(599,661)	3,555,635
Hardwood sawtimber	2,215,727	(610,606)	740,671	2,345,792
	$40,990,963	$(337,033)	$2,880,256	$43,534,186

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
General and administrative expenses. General and administrative expenses decreased from approximately $4.7 million for the year ended December 31, 2008 to approximately $4.1 million for the year ended December 31, 2009, primarily due to a decrease in salary expense. Wells TIMO deferred approximately $0.7 million of salary expense for the year ended December 31, 2009 in order to remain in compliance with the operating expense limitation contained in the Advisory Agreement.
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

Portfolio Information
As of December 31, 2010, we owned interests in approximately 304,500 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 304,500 acres, we owned fee simple interests in approximately 222,100 acres and leasehold interests in approximately 82,400 acres. As of December 31, 2010, our timberlands contained approximately 11 million tons of merchantable timber inventory and plantations of different age classes ranging from one to 70 years.
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
For the year ended December 31, 2010, Adjusted EBITDA was approximately $10.5 million, a decrease of approximately $3.2 million from the year ended December 31, 2009, primarily due to decreases in timber and timberland sales, offset by a decrease in contract logging and hauling costs. Wells Timberland REIT’s reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2010, 2009, and 2008 follows:

	2010	2009	2008
Net loss	$(15,809,720)	$(19,948,257)	$(53,274,682)
Add:
Unrealized (gain) loss on interest rate swaps that do not qualify for hedge accounting treatment	(2,271,093)	(3,319,234)	3,144,022
Depletion	14,338,444	17,443,684	21,513,106
Amortization(1)	1,415,608	1,636,393	6,924,855
Basis of timberland sold	1,392,900	3,228,363	2,568,538
Basis of timber on terminated leases	26,850	705,780	—
Loss on sale of subsidiaries	—	—	4,696,944
Interest expense(1)(2)	11,416,655	13,992,243	25,257,254
Adjusted EBITDA	$10,509,644	$13,738,972	$10,830,037

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of major road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

(2)
Excludes interest expense of approximately $14.1 million for the year ended December 31, 2008 incurred on the MWV Promissory Note, as amount is entirely offset by interest income earned on a certificate of deposit.

Election as a REIT
We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 2009. To qualify to be taxed as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gains. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to continue to qualify to be taxed as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.
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
Timber Assets
Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated amortization. We capitalize timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation; growing or purchases of seedlings; planting, fertilization, and herbicide application; and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
Depletion
Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be harvested over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee-simple timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for lease tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.
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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of timberland properties, we allocate the purchase price to tangible assets, consisting of timberland and timber, and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on our estimate of their fair values.The fair values of timberland and timber are determined based on available market information and estimated cash flow projections that utilize appropriate discount factors and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values are then allocated to timberland and timber based on our determination of the relative fair value of these assets.
Intangible Lease Assets
In-place ground leases with us as the lessee have value associated with effective contractual rental rates that are below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining term of the lease. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases.
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

(3)
Revenues from the sale of higher-and-better use timberland and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method.

(4)
For recreational leases, rental income collected in advance is recorded as other liabilities in the accompanying consolidated balance sheets until earned over the term of the respective recreational lease and recognized as other revenue.

In addition to the sources of revenue noted above, we also may enter into lump-sum sale contracts, whereby the purchaser generally pays the purchase price upon execution of the contract. Title to the timber and risk of loss transfers to the buyer at the time the contract is consummated. Revenues are recognized upon receipt of the purchase price. When the contract expires, ownership of the remaining standing timber reverts to us; however, adjustments are not made to the revenues previously recognized. Any extensions of time will be negotiated under a new or amended contract.

Related-Party Transactions and Agreements
We have engaged Wells TIMO and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells TIMO or its affiliates, including asset management and disposition fees; selling commissions; and dealer-manager fees; as well as, subject to certain limitations, reimbursements of organization and offering costs; and certain operating costs. See Note 12 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees, and reimbursements. For the year ended December 31, 2010, the aggregate amount of advisory fees and other fees incurred or paid to our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $10.6 million.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 and Note 12 of our accompanying consolidated financial statements for further explanations. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Supply Agreements;

•	FRC Timberland Operating Agreement;

•	Obligations under Operating Leases;

•	Carbon Storage Agreement;

•	Placement Agent Agreements;

•	Advisory Agreement;

•	Dealer-Manager Agreement;

•	Structuring Agent Agreement; and

•	Litigation.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Subsequent Events
Sale of Shares of Common Stock
From January 1, 2011 through February 28, 2011 we raised approximately $6.9 million through the issuance of approximately 0.7 million shares of our common stock under our Follow-On Offering. As of February 28, 2011, approximately 192.7 million shares remained available for sale to the public under our Follow-On Offering, exclusive of shares available under our distribution reinvestment plan. No proceeds were received from issuance of common stock under the 2010 German Offering from January 1, 2011 through February 28, 2011.

Stock Dividend Declaration
On February 28, 2011, our board of directors declared a stock dividend for the second quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on March 16, 2011 and continuing through and including June 15, 2011. This dividend is to be paid on a date during the month of June 2011 as our President may determine.

Extension of the 2010 German Offering

On March 21, 2011, our board of directors approved an extension of the 2010 German Offering through August 6, 2011. As of March 21, 2011, approximately 9.5 million shares remained available for sale under the 2010 German Offering, exclusive of shares available under the distribution reinvestment plan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our debt facility, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.
As of December 31, 2010, we had approximately $168.8 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin of 250 to 400 basis points that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination.
The terms of the Mahrt Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Rabobank Group (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap had an effective date of September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-

based interest payments from Rabobank Group based upon the following schedule:

Start Date	End Date	Notional Amount
December 30, 2010	March 30, 2011	$49,500,000
March 30, 2011	June 30, 2011	$46,500,000
June 30, 2011	September 30, 2011	$43,500,000
September 30, 2011	December 30, 2011	$67,500,000
December 30, 2011	March 30, 2012	$62,500,000
March 30, 2012	June 29, 2012	$57,500,000
June 29, 2012	September 28, 2012	$50,000,000
September 28, 2012	December 31, 2012	$37,500,000
December 31, 2012	March 28, 2013	$28,500,000
As of December 31, 2010, the weighted-average interest rate of the Mahrt Loan, after consideration of the interest rate swap, was 4.30%.
As of December 31, 2010, our consolidated debt consisted of the following:

	2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	—	$7,840,592	—	—	$111,500,000	—	$119,340,592
Effectively fixed-rate debt	—	—	—	—	$49,500,000	—	$49,500,000
Average interest rate:
Effectively variable-rate debt	—	3.77%	—	—	3.77%	—	3.77%
Effectively fixed-rate debt	—	—	—	—	5.59%	—	5.59%
Approximately $49.5 million of our total debt outstanding as of December 31, 2010 is subject to an effectively fixed-interest rate when coupled with the interest rate swap. As of December 31, 2010, this balance incurred interest expense at an average rate of 5.59%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of December 31, 2010, after consideration of the interest rate swap, approximately $119.3 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 3.77% as of December 31, 2010. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.2 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the Mahrt Loan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2010 or 2009.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2010, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Act of 2010.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Extension of 2010 German Offering
On January 21, 2011, our board of directors approved extending the termination date of the 2010 German Offering from December 31, 2010 to February 28, 2011. On March 21, 2011, our board of directors approved an extension of the 2010 German Offering through August 6, 2011. As of March 21, 2011, we had raised approximately $8.5 million from the sale of approximately 0.9 million shares of common stock under the 2010 German Offering. Approximately 9.5 million shares remained available for sale under the 2010 German Offering, exclusive of shares available under the distribution reinvestment plan, as of March 21, 2011.
Renalco Placement Agent Agreement
On January 3, 2011, we entered into a placement agent agreement (the “Renalco Placement Agent Agreement”), effective December 21, 2010, with Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), and Renalco S.A., a company organized under the laws of Switzerland (“Renalco”). Renalco is not in any way affiliated with us, Wells Germany, or any of their respective affiliates. Pursuant to the Renalco Placement Agent Agreement, we engaged Renalco to act as one of our placement agents in connection with the 2010 German Offering. Certain obligations under the Renalco Placement Agent Agreement will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on a national securities exchange or the sale or merger of the Company in a transaction that provides the stockholders with cash or securities of a publicly traded company (a “Liquidity Event”) or (ii) December 31, 2018.
Pursuant to the Renalco Placement Agent Agreement, Renalco served as one of our placement agents and will provide ongoing account maintenance and administrative services with respect to purchasers identified by Renalco who bought our shares of common stock. In its capacity as a placement agent, Renalco identified purchasers for our shares and assisted us in effecting sales of our shares to such purchasers (each a “Transaction” and together the “Transactions”). Renalco was not obligated to purchase our shares for its own account or for the account of its affiliates or customers. In connection with the appointment as placement agent, Renalco shall, to the extent appropriate and requested by us, provide on-going account maintenance and administrative services, including, without limitation, serving as an administrator for our unregistered distribution reinvestment plan and share redemption plan offered in connection with shares of common stock sold in these Transactions. We paid Renalco a transaction fee of $0.25 per share purchased in each Transaction payable upon the closing of each Transaction and will pay Renalco an annual fee of $0.02 per share purchased in each Transaction payable on December 31st of each year. All or a portion of the transaction fee and annual fee may be waived.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2011.

Name	Age	Position(s)	Term of Office
Leo F. Wells, III	67	President	Since 2005
Douglas P. Williams	60	Executive Vice President, Secretary and Treasurer	Since 2005
Randall D. Fretz	58	Senior Vice President and Assistant Secretary	Since 2005
Jess E. Jarratt	54	Director	Since 2007
E. Nelson Mills	50	Director	Since 2006
Michael P. McCollum	55	Independent Director	Since 2006
Donald S. Moss	75	Independent Director	Since 2006
Willis J. Potts, Jr.	64	Independent Director	Since 2006
George W. Sands	65	Independent Director	Since 2010
There are no family relationships between any directors or executive officers, or between any director and executive officer.
Leo F. Wells, III.  Since our inception in September 2005, Mr. Wells has been our President. He served as one of our directors from inception until June 22, 2007. He served as the President of Piedmont REIT from 1997 to February 2007 and served as Chairman of the Board of Piedmont REIT until May 2007. He served as the President of Wells REIT II from 2003 to July 2010 and has served as a director of Wells REIT II since 2003, and the President and a director of Wells Core REIT since 2009. Prior to its dissolution in March 2008, he served as President and independent director of Institutional REIT. He has also been the sole stockholder, sole director, President and Treasurer of Wells REF since 1997, which directly or indirectly owns Wells Capital, Wells Management, WIS, Wells & Associates, Inc., Wells Development Corporation, Wells Asset Management, Inc., Wells Real Estate Advisory Services, Inc., and Wells TIMO. He has also been the President, Treasurer, and sole director of Wells Capital since 1984; Wells Management since 1983; Wells Development Corporation since it was organized in 1997 to develop real estate properties; and Wells Asset Management, Inc. since it was organized in 1997 to serve as an investment advisor to the Wells Family of Real Estate Funds. Since 1997, Mr. Wells has been a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which included as one of its series the Wells Dow Jones Wilshire U.S. REIT Index Fund and the Wells Dow Jones Wilshire Global RESI Index Fund. Since 2004, he has been President and sole director of Wells Real Estate Advisory Services, Inc. He has been the President, Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company, since it was formed in 1976 and incorporated in 1978.
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
On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD (now FINRA) relating to alleged rule violations. The AWC set forth the NASD's findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD that are summarized in the following paragraph:
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
Douglas P. Williams.  Since our inception in September 2005, Mr. Williams has been our Executive Vice President, Secretary, and Treasurer. He served as one of our directors from inception until June 22, 2007. From 1999 to 2007, he has also served as Executive Vice President, Secretary, and Treasurer, and a director of Piedmont REIT. He has served as Executive Vice President, Secretary, and Treasurer, and a director of Wells REIT II since 2003 and Executive Vice President, Secretary, and Treasurer of Wells Core REIT since 2009. Prior to its dissolution in March 2008, he served as Executive Vice President, Secretary, Treasurer, and a director of Institutional REIT. Since 1999, Mr. Williams has also been a Senior Vice President of Wells Capital and a Vice President, Chief Financial Officer, Treasurer, and a director of WIS, our dealer-manager. He has also been a Vice President of Wells REF and Wells Asset Management, Inc. since 1999.
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
Randall D. Fretz.  Since our inception in September 2005, Mr. Fretz has been our Senior Vice President and our Assistant Secretary since April 2010. He has also been a Senior Vice President of Wells Capital since 2002. He has also been the Chief of Staff and a Vice President of Wells REF since 2002, a Senior Vice President of Piedmont REIT from 2002 to 2007, a Senior Vice President of Wells REIT II since 2003, a Senior Vice President of Wells Core REIT since 2009, and a director of WIS since 2002. Prior to its dissolution in March 2008, he served as a Senior Vice President of Institutional REIT. Mr. Fretz is primarily responsible for corporate strategy and planning, advising, and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a Bachelor of Arts degree in Sociology and a Bachelor of Physical Education from McMaster University in Hamilton, Ontario. He also earned a Master of Business Administration degree from the Ivey School of Business in London, Ontario.
Jess E. Jarratt.  Mr. Jarratt has served as one of our directors since June 22, 2007. He also has served as Senior Vice President of Wells Capital and President of Wells TIMO since March 2007. Mr. Jarratt is responsible for directing and managing all aspects of timberland operations for Wells including timberland acquisitions and dispositions, portfolio and property management, and timberland financing. From February 2006 through February 2007, Mr. Jarratt served as Managing Director of SunTrust Robinson Humphrey’s Structured Real Estate Group, where he was responsible for structuring and purchasing net-leased real estate for SunTrust’s dedicated equity account and originating financing vehicles for agricultural and timberland properties. From July 2001 through January 2006, Mr. Jarratt was Managing Director for SunTrust Robinson Humphrey’s Capital Markets Origination group, where he originated and structured large, multi-capital transactions across SunTrust’s Corporate Banking unit. From July 1995 through July 2001, Mr. Jarratt was Group Vice President of SunTrust’s AgriFood Group, which he founded and grew into a group of 20 professionals and over $1 billion in assets. From 1988 through July 1995, Mr. Jarratt was Vice President of Rabobank International, a multinational Dutch bank where he led corporate lending activities to U.S. agribusiness companies and timberland and forest products companies. From April 1985 through May 1988, Mr. Jarratt served as one of the original foresters for a predecessor entity to Hancock Timber Resource Group, one of the largest institutional managers of timber in the world. In his role as Timberland Investment Officer, Mr. Jarratt purchased and managed one of the fund’s first investments in timberland, including the merchandising of the property’s timber. Mr. Jarratt was also instrumental in the development of the financial analysis used to analyze the purchase of timberland by the company. From April 1983 through April 1985, Mr. Jarratt served as a Procurement Forester with the Kirby Lumber Company. His responsibilities in this role included the purchase of raw timber to supply a plywood mill, management of various relationships with dealers and suppliers, cruising prospective timber acquisitions, and negotiating purchase prices with landowners. Prior to joining Kirby Lumber Company, Mr. Jarratt worked as a Timberland Purchase Forester responsible for building a land base for Nekoosa’s Ashdown Arkansas paper mill by originating, cruising, negotiating, and closing on timberland purchases. Mr. Jarratt began his career as a Forester with the Texas Forest Service in August 1979, where he worked with private landowners to develop and implement forest management plans. Mr. Jarratt received a Bachelor of Science degree in Forestry from Texas A&M University and a Master of Business Administration degree from the University of North Texas. In addition, Mr. Jarratt is a Certified Management Accountant (CMA) and has completed the Harvard Business School Executive Agribusiness Program. Mr. Jarratt is a member of the Institute of Management Accounting.
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
E. Nelson Mills. Mr. Mills has served as one of our directors since 2006. He also has served as Senior Vice President of Wells Capital since March 29, 2010. On July 21, 2010, Mr. Mills was appointed President of Wells REIT II. Since 2007, Mr. Mills has served as a director of Wells REIT II. Prior to its dissolution in March 2008, Mr. Mills served as a director of the Institutional REIT. From January 2005 to December 2009, Mr. Mills served as president and chief operating officer of Williams Realty Advisors, LLC, where he was responsible for investment and financial strategy and was in charge of the design, formation, and operation of a series of real estate investment funds. From April 2004 to December 2004, Mr. Mills was a consultant to and the chief financial officer of Timbervest, LLC, an investment manager specializing in timberland investment planning. From September 2000 to April 2004, Mr. Mills served as chief financial officer of Lend Lease Real Estate Investments, Inc., and from August 1998 to August 2000 served as a senior vice president of Lend Lease with responsibility for tax and acquisition planning and administration. Mr. Mills was a tax partner with KPMG LLP from January 1987 to August 1998. Mr. Mills received a Bachelor of Science degree in Business Administration from the University of Tennessee and a Master of Business Administration degree from the University of Georgia. Mr. Mills is also a Certified Public Accountant.
Our board of directors, excluding Mr. Mills, has determined that Mr. Mills’ experience overseeing REITs and planning timberland investments, as well as his licensure as a certified public accountant, are all relevant experiences, attributes, and skills that enable Mr. Mills to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Mills is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
Michael P. McCollum, Ph.D.  Dr. McCollum is one of our independent directors. He has worked in the forest products industry for the past 30 years and has served as Vice President for KiOR, Inc. of Pasadena, Texas since January 2010. From June 1996 until his retirement in December 2005, Dr. McCollum led the Wood and Fiber Supply Division of Georgia-Pacific Corporation, one of the world’s leading manufacturers and distributors of tissue, pulp, paper, packaging, building products, and related chemicals, and in January 2001, he became President of the Fiber Supply Division. From July 1992 to June 1996, Dr. McCollum served in positions of increasing responsibility at Georgia-Pacific in the areas of forest management, wood and fiber supply, technical support, and strategic planning. From February 1984 to July 1992, Dr. McCollum served in various positions at Temple-Inland Inc., a major forest products corporation. From January 1981 to February 1984, Dr. McCollum worked in the Wood Products Division of Manville Forest Products Corporation, a subsidiary of Johns Manville, a Berkshire Hathaway company and a leading manufacturer and marketer of premium-quality building and specialty products. Dr. McCollum received his Bachelor of Science degree in Forestry from the University of Arkansas and received a Ph.D. in Forest Science from Texas A&M University. Dr. McCollum is a member of the Society of American Foresters and has served on the boards of several industry and conservation associations.
Our board of directors, excluding Dr. McCollum, has determined that Dr. McCollum’s thorough knowledge of the timberland market, including the manufacture and distribution of related products that he has accumulated over his 30-year career devoted entirely to the forest products industry has provided him with the relevant experiences, attributes, and skills necessary to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Dr. McCollum is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
Donald S. Moss.  Mr. Moss is one of our independent directors. He is also an independent director of Piedmont REIT. He was employed by Avon Products, Inc. from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations - Worldwide from 1976 to 1979, Group Vice President of Sales - Worldwide from 1979 to 1980, Senior Vice President - International from 1980 to 1983 and Group Vice President - Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand, and Avon Malaysia from 1980 to 1983. Mr. Moss is a past president and former director of The Atlanta Athletic Club, a former director of the Highlands Country Club in Highlands, North Carolina and the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss attended the University of Illinois where he majored in Business.
Our board of directors, excluding Mr. Moss, has determined that Mr. Moss’s experience serving as a director for other organizations, including several REITs, has provided him with the business management skills and real estate knowledge desired to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Moss is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
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
George W. Sands. Mr. Sands was appointed as one of our independent directors in March 2010. Mr. Sands has served as a director of Wells REIT II since March 2010. He was employed by KPMG LLP and its predecessor firms, Peat Marwick Mitchell and Peat Marwick Main, from 1970 until his retirement in 2006. From 1998 to 2006, Mr. Sands was the Southeast Area Managing Partner for KPMG’s Audit and Advisory Practice. During his career, Mr. Sands served in several key positions, including Southeast Area Managing Partner of Manufacturing, Retailing, and Distribution; Atlanta Office Managing Partner; and Securities and Exchange Reviewing Partner. Mr. Sands was a member of the firm’s National Audit Leadership Team and a Trustee on the KPMG Foundation Board of Directors. Prior to joining KPMG LLP in 1970, Mr. Sands served as an officer in the United States Army, including a tour of duty in the Republic of South Vietnam. Mr. Sands currently serves on the Board of Directors of The Atlanta Convention and Visitors Bureau and the Advisory Board of The Atlanta Alliance on Developmental Disabilities. Mr. Sands is a member of The Rotary Club of Atlanta, where he has served as Treasurer, The Atlanta Athletic Club, and The Duluth First United Methodist Church. Past board of director involvement includes the Metro Atlanta Chamber of Commerce, the Georgia Chamber of Commerce, and the One Ninety-One Club. Mr. Sands received a Bachelor of Business Administration degree from the University of Georgia. He has been a member of the School of Accounting Advisory Council at the University of Georgia. He is a retired Certified Public Accountant in the State of Georgia.
Our board of directors, excluding Mr. Sands, has determined that Mr. Sands’ extensive accounting and auditing background and experience serving as a director for other organizations, are all relevant experiences, attributes, and skills that enable Mr. Sands to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Sands is a highly qualified candidate for directorship and should therefore serve as one of our directors.
Audit Committee
Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibilities by selecting the independent auditors to audit our financial statements; reviewing with the independent auditors the plans and results of the audit engagement, approving the audit and overseeing our independent auditors; reviewing the financial information to be provided to our stockholders and others; reviewing the independence of the independent public accountants; considering the adequacy of fees; and reviewing the system of internal control over financial reporting which our management has established, and our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business.
On March 29, 2010, E. Nelson Mills, one of our directors and the former Audit Committee Chairman and Audit Committee financial expert, became a Senior Vice President of Wells Capital. As a result, he no longer qualifies as an “independent director” under our charter and has resigned from the Audit Committee. On May 10, 2010, the Nominating and Corporate Governance Committee determined that George W. Sands had the requisite accounting and related financial management expertise and should therefore be considered an “audit committee financial expert” within the meaning set forth by the rules of the SEC. Also on May 10, 2010, our board of directors designated Mr. Sands to be Chairman of the Audit Committee. Our audit committee currently consists of Michael P. McCollum, Donald S. Moss, Willis J. Potts, Jr., and George W. Sands.
Nominating and Corporate Governance Committee
The primary functions of the nominating and corporate governance committee are: (1) identifying individuals qualified to serve on the board of directors and recommending that the board of directors select a slate of director nominees for election by the stockholders at the annual meeting; (2) developing and recommending to the board of directors a set of corporate governance policies and principles and periodically re-evaluating such policies and guidelines for the purpose of suggesting amendments to them if appropriate; and (3) overseeing an annual evaluation of the board of directors and each of the committees of the board of directors. As discussed above, on March 29, 2010, Mr. Mills became a Senior Vice President of Wells Capital. As a result, he no longer qualifies as an “independent director” under our charter and has resigned from the Nominating and Corporate Governance Committee. Currently, the nominating and corporate governance committee members include Michael P. McCollum, Donald S. Moss, Willis J. Potts, Jr., and George W. Sands.
Operations Committee
The primary functions of the operations committee are: (1) maintaining and developing each of the operations committee member’s understanding of the complexities of timberland management and timber harvesting; (2) maintaining and developing each of the operations committee member’s experience in supervising our operations related to timberland management and timber harvesting, and developing procedures designed to promote the accountability of the officers regarding results of operations; (3) preparing and developing materials designed to inform and educate those members of our board of directors who do not have the experience and understanding of timberland management and timber harvesting of the issues and complexities involved; and (4) performing such other duties as our board of directors may determine are necessary and appropriate and may delegate to the operations committee. Our operations committee currently consists of Jess E. Jarratt, Michael P. McCollum, E. Nelson Mills, Donald S. Moss, Willis J. Potts, Jr., and George W. Sands.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.wellstimberland.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to file reports of ownership and changes in ownership of such stock with the SEC. Based solely on our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2010.

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
Compensation of Directors
We have provided below certain information regarding compensation paid to our directors during fiscal year 2010.

Name	Fees Earned or Paid in Cash or Stock ($)(3)	Restricted Stocks Award ($)(4)	Option Awards ($)(5)	Total ($)
Jess E. Jarratt(1)	$—	$—	$—	$—
E. Nelson Mills(2)	$8,750	—	—	$8,750
Michael P. McCollum	$49,500	$10,000	$—	$59,500
Donald S. Moss	$51,000	$10,000	$—	$61,000
Willis J. Potts, Jr.	$52,000	$10,000	$—	$62,000
George W. Sands(6)	$49,950	$35,000	$—	$84,950

(1)	Directors who are also executive officers do not receive compensation for services rendered as a director.

(2)	Amounts paid to Mr. Mills relate to the period from January 1, 2010 to March 29, 2010, at which time he became a Senior Vice President of Wells Capital.

(3)
Includes amounts paid in the form of shares of our stock, as directors have the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per-share (which represents the purchase price per share that we would receive in our Public Offerings after deducting the selling commission and dealer-manager fee).

(4)
Reflects the dollar amounts recognized for financial statement reporting purposes of restricted stock received pursuant to our amended and restated independent directors’ compensation plan. The per share value was estimated at $10. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant.

(5)
Reflects the dollar amounts recognized for financial statement reporting purposes, computed in accordance with the accounting standard for share-based payments. See Note 9 - Stockholders’ Equity in the accompanying consolidated financial statements for an explanation of the valuation model assumptions used. As of December 31, 2010, options to purchase a total of 22,000 of our shares of common stock were outstanding. The exercise price of all outstanding options is $10.00 per share.

(6)	George W. Sands was appointed to our board of directors on March 23, 2010.

Cash Compensation

We pay each of our Independent Directors:

•	an annual retainer of $18,000;

•	$2,000 per regularly scheduled board meeting attended;

•	$1,500 per regularly scheduled committee meeting attended (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity); and

•	$250 per special board meeting attended whether held in person or by telephone conference.
Directors have the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per share (which represents the purchase price per share that we would receive in our Public Offerings after deducting the selling commission and dealer-manager fee). On March 21, 2011, our board of directors approved an increase in the annual retainer paid to each of our Independent Directors from $18,000 to $20,000, effective April 1, 2011.
When a committee meeting occurs on the same day as a board meeting, an additional fee is not paid for attending the committee meeting.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Amended and Restated Independent Directors Compensation Plan
In November 2009, our board of directors amended and restated our independent directors’ compensation plan (the “Director Plan”), which operates as a sub-plan of our Long-Term Incentive Plan, to provide for the issuance of restricted stock, rather than options, as non-cash compensation to our independent directors. The Director Plan, as amended and restated, provides that each independent director elected or appointed to our board on or after November 13, 2009 shall receive a grant of 2,500 shares of restricted stock upon his or her initial election or appointment. Upon each subsequent re-election to the board, each independent director will receive a subsequent grant of 1,000 shares of restricted stock. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant.
Pursuant to the Director Plan effective before November 13, 2009, the date on which the Director Plan was amended and restated, we authorized and reserved 100,000 shares of common stock for future issuance upon the exercise of stock options granted to the independent directors under our Director Plan.

Our board of directors or a committee of its independent directors administers the Director Plan, with sole authority (following consultation with Wells TIMO) to select participants, and determines the types of awards to be granted and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the Director Plan if the grant, vesting, and/or exercise of the awards would jeopardize our status as a REIT under the Internal Revenue Code, or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless determined by our board of directors or a committee of our independent directors, no award granted under the Director Plan will be transferable except through the laws of descent and distribution.

Prior to the amendment and restatement of our Director Plan to provide for the grant of restricted stock, and in addition to cash compensation, upon his or her election to our board, each independent director received a grant of options to purchase 2,500 shares of our common stock. Of the options granted, one-third were immediately exercisable on the date of grant, one-third became exercisable on the first anniversary of the date of grant, and the remaining one-third became exercisable on the second anniversary of the date of grant. The initial grant of options was anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she received a subsequent grant of options to purchase 1,000 shares of our common stock. The exercise price for the subsequent options was the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant. The stock options will lapse on the first to occur of (1) the tenth anniversary of the date of grant, or (2) the removal for cause of the independent director as a member of the board of directors. Upon the occurrence of a change in control, or upon termination of the director’s service by reason of his or her death, disability, or termination without cause, the options will become fully vested and exercisable. Options are generally exercisable in the case of death or disability for a period of one year after death or the termination by reason of disability. No option issued may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code. The independent directors may not sell, pledge, assign, or transfer their options other than by will or the laws of descent or distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.

As of December 31, 2010, we have granted 22,000 options to purchase shares of our common stock, approximately 20,667 of which had vested. No options have been exercised as of December 31, 2010. We have granted 6,500 shares of restricted stock as of December 31, 2010, none of which have vested.

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
The following table sets forth the beneficial ownership of our common stock and Series A and Series B preferred stock, as of February 28, 2011, by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name of Beneficial Owners(1)	Shares Beneficially Owned
	Shares	Percentage
Common Stock
Wells Timberland Management Organization, LLC(2)	20,543	*

Leo F. Wells, III, President(2)	168,409	*
Douglas P. Williams, Executive Vice President, Secretary, and Treasurer	1,126	*
Jess E. Jarratt	2,816	*
Randall D. Fretz, Senior Vice President	563	*
Michael P. McCollum(3)	6,527	*
E. Nelson Mills(3)	6,344	*
Donald S. Moss(3)	7,616	*
Willis J. Potts, Jr.(3)	12,374	*
George W. Sands	3,595	*
All directors and executive officers as a group (9 persons)	209,370	0.9%
Series A Preferred Stock
Wells Real Estate Funds, Inc.(2)	31,678	98.6%
Leo F. Wells, III(1)	31,678	98.6%
Series B Preferred Stock
Wells Real Estate Funds, Inc.(2)	11,350	98.7%
Leo F. Wells, III(2)	11,350	98.7%
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

Equity Compensation Plan Information
We have adopted the Amended and Restated 2005 Long-Term Stock Incentive Plan (the “Long-Term Incentive Plan”), which will be used to attract and retain qualified independent directors, employees, advisors, and consultants considered essential to our long-range success. Under the terms of our Long-Term Incentive Plan, a total of 500,000 shares of common stock have been authorized and reserved for issuance, of which 100,000 of such common shares are reserved for issuance to independent directors. The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2010.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	22,000	$10.00	478,000
Equity compensation plans not approved by security holders	—	—	—
Total	22,000	$10.00	478,000

(1)	We have granted 5,500 options for our common stock, as defined in our 2005 Long-Term Incentive Plan, to each of Michael P. McCollum, E. Nelson Mills, Donald S. Moss, and Willis J. Potts, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a report containing disclosure of all material terms, factors, and circumstances surrounding any and all transactions involving us, members of our board of directors, our advisor, our sponsor, or any of their affiliates, occurring as of December 31, 2010 and describes all transactions and currently proposed transactions between us and any related person since January 1, 2010 in which more than $120,000 was or will be involved and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Our Relationship with Wells Capital and Wells TIMO
Our executive officers, Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, are also executive officers of Wells Capital, our sponsor, which is the manager of Wells TIMO, our advisor. One of our directors, Jess E. Jarratt, is also an executive officer of Wells TIMO, our advisor. Mr. Wells is the sole director of our sponsor and indirectly owns 100% of its equity. We have entered into an Advisory Agreement with Wells TIMO to serve as our advisor with responsibility to oversee and manage our day-to-day operations and to perform other duties including the following:

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
Under the terms of the Advisory Agreement, we are required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses, or 1.2% of the total gross offering proceeds raised. As of December 31, 2010, we have incurred and charged to additional paid-in capital cumulative organization and other offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $0.8 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised under the Public Offerings. As of December 31, 2010, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to our Initial Public Offering and Follow-On Offering of approximately $7.0 million and $4.1 million, respectively. Upon the expiration of our Initial Public Offering on August 11, 2009, approximately $4.9 million of organization and offering expenses related to the Initial Public Offering that had not been incurred and charged to additional paid-in capital was expensed by Wells TIMO and is not subject to reimbursement by us.
Under the terms of the Advisory Agreement, we will pay a monthly asset management fee equal to one-twelfth of 1% of the greater of (i) the gross cost of all investments made on our behalf and (ii) the aggregate value of such investments. Wells TIMO may engage experienced timber management companies to assist the Wells TIMO with certain of its responsibilities under the Advisory Agreement, including investing in timberland and selling timber on our behalf. Any timber managers would perform these services under contracts with Wells TIMO and would be compensated by Wells TIMO under the terms of such contracts. For the year ended December 31, 2010, Wells TIMO earned approximately $4.0 million in asset management fees.
We will reimburse Wells TIMO for all costs and expenses it incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of Wells TIMO’s employees engaged in management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. Wells TIMO allocates its reimbursable costs of providing these services among us and the various affiliated public real estate investment programs (the “Wells Real Estate Funds”) based on time spent on each entity by individual personnel. For the year ended December 31, 2010, Wells TIMO had incurred such costs and expenses for approximately $2.2 million.
We pay a fee to Wells TIMO for services related to the disposition of investment properties. When we sell a property, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by our independent directors), we pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price; and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits is determined by our board of directors, including our independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. For the year ended December 31, 2010, we incurred related-party disposition fees of approximately $15,570.
For the year ended December 31, 2010, the aggregate amount of advisory fees and other fees incurred or paid to our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $10.6 million. As of December 31, 2010, approximately $25.8 million was due to Wells TIMO and its affiliates for advisory fees, other fees, and administrative and operating expenditures funded on behalf of us pursuant to the Advisory Agreement. This amount due to Wells TIMO is non-interest-bearing and has no specific maturity date, but we intend to repay this amount once allowed under the terms of the Mahrt Loan.
Our Advisory Agreement has a one-year term expiring July 10, 2011, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without penalty upon 60 days' written notice, subject to the terms of our credit agreements. If we terminate the Advisory Agreement, we will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees.
Our Relationship with WIS
Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. WIS is entitled to receive selling commissions of up to 7.0% of aggregate gross offering proceeds. For the year ended December 31, 2010, we incurred selling commissions of $2.9 million to WIS, of which approximately 100% was reallowed to participating broker/dealers, net of discounts. Additionally, WIS earns a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement will be reallowed to participating broker/dealers. Dealer-manager fees apply only to the sale of shares in the primary offering, and do not apply to the sale of shares under our distribution reinvestment plan. For the year ended December 31, 2010, we incurred dealer-manager fees of $0.8 million to WIS, of which approximately $0.4 million was reallowed to participating broker/dealers, net of discounts.
Our board of directors, including a majority of our independent directors, believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.
Our Relationship with Wells REF
As of December 31, 2010, Wells REF held approximately $31.7 million and $11.4 million of our Series A and Series B preferred stock, respectively. Dividends accrue on the preferred stock daily at a rate of 8.5% per year, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the preferred stock. If authorized by our board of directors and declared by us, accruing dividends on the preferred stock are payable on September 30 of each year. The preferred stock is not convertible into shares of our common stock. If we are liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock or any other class or series of our capital stock ranking junior on liquidation to the preferred stock. As of December 31, 2010, approximately $0.7 million is due to Wells REF related to an amendment fee funded on our behalf by Wells REF in March 2009.
Certain Relationships Involving our Directors
George W. Sands, one of our directors, is also currently a director of Wells REIT II, an entity for which Wells Capital serves as the advisor.
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
Advisor Compensation. The independent directors evaluate at least annually whether the compensation that we contract to pay to Wells TIMO and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of Wells TIMO and its affiliates to determine that the provisions of our compensation arrangements are being carried out, and whether or not to increase or decrease the amount of compensation payable to Wells TIMO. The independent directors base their evaluation of Wells TIMO on the factors set forth below, as well as any other factors that they deem relevant:

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
Director Independence
We have a six-member board of directors. Two of our directors, Jess Jarratt and E. Nelson Mills, are affiliated with Wells Capital and its affiliates, and we do not consider them to be independent directors. The four remaining directors qualify as “independent directors” as defined in our charter, which is available on our website at www.wellstimberland.com, in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (i) ownership of an interest in the sponsor, the advisor, or any of their affiliates, other than us; (ii) employment by the sponsor, the advisor, or any of their affiliates; (iii) service as an officer or director of the sponsor, the advisor, or any of their affiliates, other than as one of our directors; (iv) performance of services, other than as a director, for the corporation; (v) service as a director or trustee of more than three real estate investment trusts organized by the sponsor or advised by the advisor; or (vi) maintenance of a material business or professional relationship with the sponsor, the advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. One of our independent directors, George W. Sands, may face conflicts of interest because he has affiliations with another program sponsored by Wells Capital and its affiliates.
Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange, and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, we are not listed on the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
The Audit Committee preapproves all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, subject to the de minimis exceptions for nonaudit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. The Audit Committee reviewed the audit and nonaudit services performed by Deloitte & Touche, LLP (“Deloitte & Touche”) and Deloitte Tax LLP (“Deloitte Tax”), as well as the fees charged by Deloitte & Touche and Deloitte Tax for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Deloitte & Touche for the year ended December 31, 2010 and 2009 are set forth in the table below.

	2010	2009
Audit fees	$358,220	$538,300
Audit-related fees	—	—
Tax fees	129,986	209,253
All other fees	—	—
Total	$488,206	$747,553
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

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March 2011.

Wells Timberland REIT, Inc. (Registrant)

By:	/S/ LEO F. WELLS, III
Leo F. Wells, III
President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/S/ MICHAEL P. MCCOLLUM	Independent Director	March 21, 2011
Michael P. McCollum

/S/ DONALD S. MOSS	Independent Director	March 21, 2011
Donald S. Moss

/S/ WILLIS J. POTTS, JR.	Independent Director	March 21, 2011
Willis J. Potts, Jr.

/S/ GEORGE W. SANDS	Independent Director	March 21, 2011
George W. Sands

/S/ E. NELSON MILLS	Director	March 21, 2011
E. Nelson Mills

/S/ JESS E. JARRATT	Director	March 21, 2011
Jess E. Jarratt

/S/ LEO F. WELLS, III	President (Principal Executive Officer)	March 21, 2011
Leo F. Wells, III

/S/ DOUGLAS P. WILLIAMS	Executive Vice President, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 21, 2011
Douglas P. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wells Timberland REIT, Inc.:
We have audited the accompanying consolidated balance sheets of Wells Timberland REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Timberland REIT, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 21, 2011

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$8,788,967	$5,636,878
Restricted cash and cash equivalents	7,852,763	7,955,701
Accounts receivable	852,227	992,750
Prepaid expenses and other assets	626,888	690,596
Deferred financing costs, less accumulated amortization of $341,001 and $9,873,172 as of December 31, 2010 and 2009, respectively	1,866,919	867,857
Timber assets, at cost:
Timber and timberlands, net (Note 3)	340,003,739	354,761,315
Intangible lease assets, less accumulated amortization of $537,234 and $370,793 as of December 31, 2010 and 2009, respectively	499,619	666,060
Total assets	$360,491,122	$371,571,157

Liabilities:
Accounts payable and accrued expenses	$2,722,366	$2,808,318
Due to affiliates (Note 12)	25,764,365	19,470,549
Other liabilities	2,504,114	4,926,182
Notes payable (Note 4):
Mahrt loan	168,840,592	—
Senior loan	—	201,852,588
Mezzanine loan	—	14,988,709
Total liabilities	199,831,437	244,046,346
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of December 31, 2010 and 2009	40,950,259	38,219,379
8.5% Series B preferred stock, $1,000 liquidation preference; 11,500 shares issued and outstanding as of December 31, 2010 and 2009	13,698,473	12,720,973
Common stock, $0.01 par value; 900,000,000 shares authorized; 25,498,717 and 19,460,028 shares issued and outstanding as of December 31, 2010 and 2009, respectively	254,988	194,601
Additional paid-in capital	219,082,323	167,627,870
Accumulated deficit	(113,326,358)	(91,238,012)
Total stockholders’ equity	160,659,685	127,524,811
Total liabilities and stockholders’ equity	$360,491,122	$371,571,157
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Revenues:
Timber sales	$41,404,319	$43,534,186	$40,990,963
Timberland sales	2,267,887	5,013,038	4,490,837
Other revenues	3,909,938	3,698,425	2,789,255
	47,582,144	52,245,649	48,271,055
Expenses:
Contract logging and hauling costs	21,085,412	22,634,820	20,080,709
Depletion	14,338,444	17,443,684	21,513,106
Cost of timberland sales	1,557,779	3,416,256	2,824,135
General and administrative expenses	4,175,862	4,112,357	4,744,405
Asset and forestry management fees:
Related-party	3,966,282	3,974,727	4,006,811
Other	2,813,729	2,791,150	2,881,513
Land rent expense	2,190,514	2,344,932	2,472,755
Other operating expenses	2,915,083	3,383,326	3,580,466
	53,043,105	60,101,252	62,103,900
Operating loss	(5,460,961)	(7,855,603)	(13,832,845)
Other income (expense):
Interest income	5,661	26,571	14,547,733
Interest expense	(8,560,293)	(10,013,565)	(42,295,198)
Loss on interest rate swaps	(1,794,127)	(2,105,660)	(6,997,428)
Loss on sale of subsidiaries	—	—	(4,696,944)
	(10,348,759)	(12,092,654)	(39,441,837)
Net loss	(15,809,720)	(19,948,257)	(53,274,682)
Dividends to preferred stockholders	(3,708,380)	(3,640,379)	(3,042,353)
Net loss available to common stockholders	$(19,518,100)	$(23,588,636)	$(56,317,035)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.87)	$(1.39)	$(6.11)
Weighted-average common shares outstanding—basic and diluted	22,356,438	16,964,849	9,210,787
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	4,320,101	$43,201	32,128	$32,757,620	$38,258,080	$(18,015,073)	$53,043,828
Issuance of common stock	9,122,680	91,227	—	—	91,135,198	—	91,226,425
Redemption of common stock	(30,000)	(300)	—	—	(299,700)	—	(300,000)
Issuance of preferred stock	—	—	10,700	10,700,000	—	—	10,700,000
Dividends on preferred stock	—	—	—	3,042,353	(3,042,353)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(8,027,535)	—	(8,027,535)
Other offering costs	—	—	—	—	(1,093,328)	—	(1,093,328)
Net loss	—	—	—	—	—	(53,274,682)	(53,274,682)
Balance, December 31, 2008	13,412,781	134,128	42,828	46,499,973	116,930,362	(71,289,755)	92,274,708
Issuance of common stock	6,072,967	60,730	—	—	60,668,944	—	60,729,674
Redemption of common stock	(25,720)	$(257)	—	—	(256,941)	—	(257,198)
Issuance of preferred stock	—	—	800	800,000	—	—	800,000
Dividends on preferred stock	—	—	—	3,640,379	(3,640,379)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(5,348,611)	—	(5,348,611)
Other offering costs	—	—	—	—	(725,505)	—	(725,505)
Net loss	—	—	—	—	—	(19,948,257)	(19,948,257)
Balance, December 31, 2009	19,460,028	194,601	43,628	50,940,352	167,627,870	(91,238,012)	127,524,811
Issuance of common stock	5,519,709	55,197	—	—	54,768,600	—	54,823,797
Issuance of stock dividends (Note 9)	605,868	6,059			6,272,346	(6,278,626)	(221)
Redemption of common stock	(86,888)	(869)	—	—	(858,686)	—	(859,555)
Dividends on preferred stock	—	—	—	3,708,380	(3,708,380)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(4,072,095)	—	(4,072,095)
Other offering costs	—	—	—	—	(550,958)	—	(550,958)
Placement and structuring agent fees					(396,374)		(396,374)
Net loss	—	—	—	—	—	(15,809,720)	(15,809,720)
Balance, December 31, 2010	25,498,717	$254,988	43,628	$54,648,732	$219,082,323	$(113,326,358)	$160,659,685
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net loss	$(15,809,720)	$(19,948,257)	$(53,274,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	14,338,444	17,443,684	21,513,106
Unrealized (gain) loss on interest rate swaps	(2,271,093)	(3,319,234)	3,144,022
Other amortization	206,750	190,177	170,326
Noncash interest expense	1,208,858	1,446,216	6,754,529
Basis of timberland sold	1,392,900	3,228,363	2,568,538
Basis of timber on terminated leases	26,850	705,780	—
Loss on sale of subsidiaries	—	—	4,696,944
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	140,523	(225,139)	(622,404)
Decrease (increase) in prepaid expenses and other assets	63,708	93,852	(42,042)
(Decrease) increase in accounts payable and accrued expenses	(137,766)	(583,575)	1,442,994
Increase in due to affiliates	6,146,259	5,949,690	6,957,224
(Decrease) increase in other liabilities	(151,196)	47,978	97,475
Net cash provided by (used in) operating activities	5,154,517	5,029,535	(6,593,970)
Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(1,040,927)	(1,022,993)	(1,505,876)
Proceeds from sale of subsidiaries	—	—	2,013,264
Funds released from (invested in) escrow accounts	102,938	(623,791)	2,492,721
Net cash (used in) provided by investing activities	(937,989)	(1,646,784)	3,000,109
Cash Flows from Financing Activities:
Financing costs paid	(2,207,920)	(303,595)	—
Proceeds from notes payable	211,000,000	—	—
Repayments of senior loan	(201,852,588)	(6,748,342)	(3,399,070)
Repayments of mezzanine loan	(14,988,709)	(50,743,040)	(83,866,422)
Repayments of Mahrt loan	(42,159,408)	—	—
Issuance of common stock	54,463,267	60,408,715	90,912,786
Issuance of preferred stock	—	800,000	10,700,000
Redemptions of common stock	(859,555)	(257,198)	(300,000)
Commissions on stock sales and related dealer-manager fees paid	(3,726,916)	(5,022,504)	(7,808,122)
Other offering costs paid	(429,501)	—	—
Placement and structuring agent fees	(303,109)	—	—
Net cash (used in) provided by financing activities	(1,064,439)	(1,865,964)	6,239,172
Net increase in cash and cash equivalents	3,152,089	1,516,787	2,645,311
Cash and cash equivalents, beginning of period	5,636,878	4,120,091	1,474,780
Cash and cash equivalents, end of period	$8,788,967	$5,636,878	$4,120,091
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

1.	ORGANIZATION
Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2009. Wells Timberland REIT engages in the acquisition and ownership of timberland located throughout the United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006 (see Note 2). Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 12).
As of December 31, 2010, Wells Timberland REIT owned approximately 222,100 acres of timberland and held long-term leasehold interests in approximately 82,400 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use timberlands (“HBU”), and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from timberland.
On August 11, 2006, Wells Timberland REIT commenced its initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock, of which 75.0 million shares were offered in the primary offering for $10.00 per share, and 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”). Wells Timberland REIT began actively selling its common shares in May 2007. Wells Timberland REIT commenced operations after receiving and accepting subscriptions in its Initial Public Offering equal to the minimum offering amount of $2.0 million on July 11, 2007. Wells Timberland REIT stopped offering shares for sale under the Initial Public Offering on August 11, 2009. Wells Timberland REIT raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.
On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share, and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. As of December 31, 2010, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $65.2 million. Unless extended, the Follow-On Offering is expected to terminate on August 6, 2011.
On July 11, 2008, Wells Timberland REIT entered into a master purchase agreement (the “Master Purchase Agreement”) with Wells TIMO, Wells-DFH Timberland Nr. 88 GmbH & Co. KG, a German closed-end fund (the “2008 Fund”), and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany (“DFH”). DFH was not, and the 2008 Fund (prior to purchasing shares of common stock under the Master Purchase Agreement) was not, in any way affiliated with Wells Timberland REIT or its affiliates. On April 8, 2009, Wells Timberland REIT entered into an amended and restated master purchase agreement (the “Amended Master Purchase Agreement”) with Wells TIMO, DFH, the 2008 Fund, and Wells-DFH Materia Nr. 88 GmbH & Co. KG, a German closed-end fund (the “2009 Fund”). Pursuant to the Amended Master Purchase Agreement, Wells Timberland REIT has agreed to sell up to 53.8 million shares of its common stock that were not sold to the 2008 Fund to the 2009 Fund, at a price per share of $9.30, for an aggregate purchase price of up to $500.0 million (the “German Offering”). The 2009 Fund’s right to purchase shares pursuant to the Amended Master Purchase Agreement expired on December 31, 2010. The German Offering was conducted pursuant to Regulation S under the Securities Act, and was separate and in addition to Wells Timberland REIT’s Follow-On Offering. As of December 31, 2010, Wells Timberland REIT had received net proceeds of $5,000 from the sale of its common stock under the German Offering.
Wells Timberland REIT offered up to approximately 11.4 million shares of its common stock, of which approximately 10.4 million shares were offered in a primary offering to non-U.S. persons at a price per share of $9.65, and up to approximately 1.0 million shares of common stock were reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55, in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”). In Wells Timberland REIT’s Follow-On Offering, shares of Wells Timberland REIT's common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, Wells Timberland REIT sold shares of its common stock at a price per share of $9.65. No sales commission or dealer manager fee was paid in connection with the 2010 German Offering; however, Wells Timberland REIT paid a transaction fee of $0.25 per share purchased in the 2010 German Offering to its placement agents (see Note 6), and a structuring agent fee to Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), of $0.20 per share (see Note 12). Wells Real Estate Funds, Inc. (“Wells REF”), which is the owner of Wells Capital, Wells Timberland REIT’s sponsor, indirectly owns a majority interest in Wells Germany. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the 2010 German Offering, Wells Timberland REIT received net proceeds (before expenses) of $9.20 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer-manager fee. In addition to the transaction fees, Wells Timberland REIT pays an annual account maintenance fee of $0.02 per share purchased in the 2010 German Offering to its placement agents. Discounts were available to certain investors. On January 21, 2011, the board of directors of Wells Timberland REIT approved an extension to the termination date of the 2010 German Offering from December 31, 2010 to February 28, 2011. As of December 31, 2010 and February 28, 2011, Wells Timberland REIT had raised approximately $8.5 million from the sale of approximately 0.9 million shares under the 2010 German Offering.
As of December 31, 2010, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering, the Follow-On Offering (collectively, the “Public Offerings”), the German Offering, and the 2010 German Offering of approximately $248.6 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $20.0 million, other organization and offering expenses of approximately $0.7 million, approximately $0.4 million in placement and structuring agent fees, and common stock redemptions of approximately $1.4 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $226.1 million, which was used to partially fund the Mahrt Timberland acquisition and service acquisition-related debt. As of December 31, 2010, Wells Timberland REIT has incurred other organization and offering costs related to the Public Offerings of approximately $2.9 million, of which approximately $2.3 million is deferred by the terms of Wells Timberland REIT’s loan agreement until after reduction of the mortgage to a 30% loan-to-collateral value ratio.
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
Restricted Cash and Cash Equivalents
As of December 31, 2010 and 2009, restricted cash and cash equivalents consisted of approximately $4.5 million and $7.4 million, respectively, of cash from operations and approximately $3.4 million and $0.5 million, respectively, of proceeds raised from the sale of common stock under Wells Timberland REIT’s Public Offerings and the 2010 German Offering. These cash and cash equivalents were restricted by the terms of the financing agreements entered into by Wells Timberland REIT in connection with its acquisition of the Mahrt Timberland (see Note 4).
Accounts Receivable
Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2010, 2009, and 2008, no allowances have been provided against accounts receivable.

Prepaid Expenses and Other Assets
Prepaid expenses and other assets are primarily comprised of prepaid rent, prepaid insurance, and prepaid operating costs. Prepaid expenses are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.
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
As of December 31, 2010 and 2009, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $1.5 million and $3.8 million, respectively, in other liabilities. The detail of loss on interest rate swaps is provided below for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Noncash gain (loss) on interest rate swaps	$2,271,093	$3,319,234	$(3,144,022)
Net payments on interest rate swaps	(4,065,220)	(5,424,894)	(3,853,406)
Loss on interest rate swaps	$(1,794,127)	$(2,105,660)	$(6,997,428)
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized using the effective interest method over the terms of the related financing arrangements. Wells Timberland REIT recognized amortization of deferred financing costs for the years ended December 31, 2010, 2009, and 2008 of approximately $1.2 million, $1.4 million, and $6.8 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Timber Assets
Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. Wells Timberland REIT capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation; growing or purchases of seedlings; planting, fertilization, and herbicide application; and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
Depletion
Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be harvested over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for leased timber tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.
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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of timberland properties, Wells Timberland REIT allocates the purchase price to tangible assets, consisting of timberland and timber, and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on management’s estimate of their fair values. The fair values of timberland and timber are determined based on available market information and estimated cash flow projections that utilize appropriate discount factors and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values are then allocated to timberland and timber based on management’s determination of the relative fair value of these assets.
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

Fair Value of Financial Instruments
As of December 31, 2010 and 2009, the estimated fair value of Wells Timberland REIT’s notes payable was approximately $168.8 million and $212.7 million, respectively. The fair values of outstanding notes payable were estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of December 31, 2010 and 2009. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Common Stock and Preferred Stock
The par value of Wells Timberland REIT’s issued and outstanding shares of common stock is recorded as common stock. The remaining gross proceeds are recorded as additional paid-in capital. The proceeds from issued and outstanding shares of preferred stock and dividends payable on preferred stock are recorded as preferred stock. See Note 9.
Stock Dividends
Stock dividends are assigned a value based on share offering prices under Wells Timberland REIT’s respective offerings and recorded against accumulated deficit. The par value of a stock dividend declared and issued is recorded as common stock and the remaining value is recorded as additional paid-in capital. The par value of a stock dividend declared but not issued is recorded as other liabilities in the accompanying consolidated balance sheets and the remaining value is recorded as additional paid-in capital. Basic and diluted per-share information presented in the accompanying consolidated statements of operations is retroactively adjusted for all periods presented to reflect the impact of the additional shares of common stock issued and outstanding as a result of a stock dividend. See Note 9.
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

(3)
Revenues from the sale of HBU and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, Wells Timberland REIT will record revenue based on the installment method. For the year ended December 31, 2010, Wells Timberland REIT sold approximately 1,173 acres of HBU for approximately $2.3 million, all of which was recognized upon the passing of title and receipt of full payment.

(4)
For recreational leases, rental income collected in advance is recorded as other liabilities in the accompanying consolidated balance sheets until earned over the term of the respective recreational lease and recognized as other revenue.

In addition to the sources of revenue noted above, Wells Timberland REIT also may enter into lump-sum sale contracts, whereby the purchaser generally pays the purchase price upon execution of the contract. Title to the timber and risk of loss transfers to the buyer at the time the contract is consummated. Revenues are recognized upon receipt of the purchase price. When the contract expires, ownership of the remaining standing timber reverts to Wells Timberland

REIT; however, adjustments are not made to the revenues previously recognized. Any extensions of time will be negotiated under a new or amended contract.
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
Income Taxes
Wells Timberland REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with the taxable year ended December 31, 2009. Wells Timberland REIT was taxed as a C corporation for the year ended December 31, 2008, and, accordingly, was subject to federal income taxes for that period. To qualify to be taxed as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, Wells Timberland REIT generally is not subject to federal income tax on taxable income it distributes to stockholders. Wells Timberland REIT is subject to certain state and local taxes related to the operations of timberland properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
As of January 1, 2009, the beginning of the taxable year in which Wells Timberland REIT qualified for and elected to be taxed as a REIT, or its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $40.1 million. Wells Timberland REIT elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any timber assets it holds at the REIT commencement date, if disposed of within the ten-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the timber assets disposed of as of the REIT commencement date over its basis in the timber assets as of the REIT commencement date (the built-in gain with respect to that timberland as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its timber assets as of the REIT commencement date not already recognized during the ten-year period. At December 31, 2010, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $88.8 million and $70.3 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains.
Wells Timberland REIT has elected to treat Wells Timberland TRS as a taxable REIT subsidiary. Wells Timberland REIT may perform certain noncustomary services, including real estate or non-real-estate related services, through Wells Timberland TRS. Earnings from services performed through Wells Timberland TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for Wells Timberland REIT to continue to qualify to be taxed as a REIT, Wells Timberland REIT’s investment in Wells Timberland TRS may not exceed 25% of the value of the total assets of Wells Timberland REIT.
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
The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,508,189	$—	$1,508,189	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$3,779,282	$—	$3,779,282	$—
Business Segments
Wells Timberland REIT owns interests in approximately 304,500 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Wells Timberland REIT operates in a single reporting segment, and the presentation of Wells Timberland REIT’s financial condition and performance is consistent with the way in which Wells Timberland REIT’s operations are managed.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for transfers of financial assets, which was effective for Wells Timberland REIT for the year beginning January 1, 2010. The guidance amends previously issued de-recognition guidance, including eliminating the concept of a “qualifying special-purpose entity.” The adoption of the guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements.
In June 2009, the FASB issued authoritative guidance amending previously issued guidance for consolidation of variable interest entities. The new guidance is effective for Wells Timberland REIT for the year beginning January 1, 2010. The guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The adoption of the guidance did not have a material impact on Wells Timberland REIT's consolidated financial statements.
In January 2010, the FASB clarified previously issued GAAP and issued new requirements related to fair value measurements and disclosures. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells Timberland REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells Timberland REIT on January 1, 2011. The adoption of the guidance did not have a material impact on Wells Timberland REIT's consolidated financial statements or disclosures.

3.	TIMBER ASSETS
As of December 31, 2010 and 2009, timber and timberlands consisted of the following:

	As of December 31, 2010
	Gross	Accumulated Depletion or Amortization	Net
Timber	$189,761,724	$14,338,444	$175,423,280
Timberlands	164,326,628	—	164,326,628
Mainline roads	321,762	67,931	253,831
Timber and timberlands	$354,410,114	$14,406,375	$340,003,739

	As of December 31, 2009
	Gross	Accumulated Depletion or Amortization	Net
Timber	$206,762,429	$17,443,684	$189,318,745
Timberlands	165,221,663	—	165,221,663
Mainline roads	248,529	27,622	220,907
Timber and timberlands	$372,232,621	$17,471,306	$354,761,315

The timber and timberlands shown above reflect the Mahrt Timberland, which Wells Timberland REIT acquired on October 9, 2007 for a purchase price of approximately $400.0 million, exclusive of closing costs. As of December 31, 2010, the Mahrt Timberland contained approximately 11 million tons of merchantable timber inventory on plantations of different age classes ranging from one to 70 years. During the year ended December 31, 2010, Wells Timberland REIT sold approximately 1,173 acres of HBU for approximately $2.3 million. Wells Timberland REIT’s cost basis in HBU sold was approximately $1.4 million. Wells Timberland REIT entered into timber reservation agreements with the purchasers of 186 acres whereby Wells Timberland REIT retained the title and right to harvest certain standing timber through various dates. During the years ended December 31, 2009 and 2008, Wells Timberland REIT sold approximately 3,005 aces and 1,760 acres of HBU for approximately $5.0 million and $4.5 million, respectively. Wells Timberland REIT's cost basis in HBU sold during the years ended December 31, 2009 and 2008 was approximately $3.2 million and $2.5 million, respectively.
Upon the acquisition of Mahrt Timberland, Wells Timberland REIT allocated the purchase price to tangible assets, consisting of timberland and timber, and intangible assets, consisting of below-market in-place ground leases for which Wells Timberland REIT is the lessee. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases. Wells Timberland REIT had net below-market lease assets of approximately $0.5 million and $0.7 million as of December 31, 2010 and 2009, respectively, and recognized amortization of this asset of approximately $0.2 million in both 2010 and 2009.
As of December 31, 2010, below-market lease assets will be amortized as follows:

For the year ending December 31, :
2011	$166,441
2012	166,441
2013	91,196
2014	8,951
2015	8,951
Thereafter	57,639
$499,619
As of December 31, 2010, the remaining weighted-average amortization period over which below-market lease assets will be amortized is four years.

4.	NOTES PAYABLE
The following table summarizes the terms of Wells Timberland REIT's indebtedness outstanding as of December 31, 2010 and 2009:

				Amount Outstanding as of December 31,
Facility	Rate	Term Debt or Interest Only	Maturity	2010	2009
Senior loan	LIBOR + 125 to 175bp(1)	Interest Only	9/9/2010	$—	$201,852,588
Mezzanine loan	11.0%	Term Debt	4/30/2010	$—	$14,988,709
Mahrt loan	LIBOR + 250 to 400bp(1)	Term Debt	3/24/2015	$168,840,592	$—

(1)	Wells Timberland REIT was party to interest rate swaps that fixed the LIBOR-based component of the interest rate for certain portions of the senior loan and the Mahrt loan (see Note 5).

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
During 2010, Wells Timberland REIT paid down the Mahrt Loan by approximately $42.2 million, which reduced the outstanding principal balance of the Mahrt Loan to approximately $168.8 million. The Mahrt Loan may be voluntarily prepaid at any time. As of February 28, 2011, the outstanding principal on the Mahrt Loan was approximately $160.0 million. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. Wells Timberland REIT has met all other debt reduction requirements of the Mahrt Loan, including reduction of the principal balance to $186.0 million by March 31, 2011; $173.5 million by September 30, 2011; and $161.0 million by March 31, 2012.
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

As of December 31, 2010, we were in compliance and expect to remain in compliance with the restrictive and financial covenants of the Mahrt Loan.

As of December 31, 2010 and 2009, after consideration of interest rate swaps, Wells Timberland REIT’s weighted-average interest rate on the aforementioned borrowings was approximately 4.30% and 4.97%, respectively. During the years ended December 31, 2010, 2009, and 2008, after consideration of interest rate swaps, Wells Timberland REIT made the following interest payments on its borrowings:

	Years Ended December 31,
	2010	2009	2008
Mezzanine loan	$295,281	$4,737,884	$12,107,514
Senior loan	2,232,611	9,245,292	13,422,556
Mahrt loan	9,033,147	—	—
	$11,561,039	$13,983,176	$25,530,070

5.     INTEREST RATE SWAPS
Wells Timberland REIT entered into interest rate swaps in order to mitigate its interest rate risk on related financial instruments. Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, Wells Timberland REIT’s derivatives may not qualify for hedge accounting treatment.
Wells Timberland REIT entered into an interest rate swap agreement with Wachovia to hedge its exposure to the senior loan’s variable interest rate (the “Wachovia Interest Rate Swap”). The Wachovia Interest Rate Swap was effective on October 16, 2007 and matured on September 30, 2010. From October 16, 2007 through October 24, 2008, the notional amount of the Wachovia Interest Rate Swap was $212.0 million. From October 25, 2008 through September 30, 2010, the notional amount of the Wachovia Interest Rate Swap was $106.0 million. Under the terms of the Wachovia Interest Rate Swap, from October 16, 2007 to October 24, 2008, Wells Timberland REIT paid interest at a fixed rate of 4.905% per annum and received LIBOR-based interest payments based on $212.0 million. From October 25, 2008 through September 30, 2010, Wells Timberland REIT paid interest at a fixed rate of 4.905% per annum and received LIBOR-based interest payments based on $106.0 million. The Wachovia Interest Rate Swap effectively fixed the interest rate on the senior loan at 6.405% per annum through October 24, 2008. From October 25, 2008 through March 24, 2010, the Wachovia Interest Rate Swap effectively fixed the interest rate on $106.0 million of the senior loan at 6.405% per annum. From March 24, 2010 to September 30, 2010, the Wachovia Interest Rate Swap effectively fixed the LIBOR component of the variable interest rate on $106.0 million of the Mahrt Loan at 4.905% per annum. The detail of loss on the Wachovia Interest Rate Swap, which is recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Noncash gain (loss) on Wachovia Interest Rate Swap	$3,680,341	$3,418,174	$(3,055,037)
Net payments on Wachovia Interest Rate Swap	(3,720,244)	(4,900,648)	(3,904,210)
Loss on Wachovia Interest Rate Swap	$(39,903)	$(1,482,474)	$(6,959,247)
On January 23, 2009, Wells Timberland REIT entered into an interest rate swap agreement with CoBank to hedge its exposure to changing interest rates on $75.0 million of the senior loan subject to a variable interest rate (the “CoBank Interest Rate Swap”). The CoBank Interest Rate Swap had an effective date of February 24, 2009 and matured on February 24, 2010. Under the terms of the CoBank Interest Rate Swap, Wells Timberland REIT paid interest at a fixed rate of 1.14% per annum and received LIBOR-based interest payments from CoBank on a notional amount of $75.0 million. The CoBank Interest Rate Swap effectively fixed the interest rate on $75.0 million of the senior loan at 2.64% through February 24, 2010. The detail of loss on the CoBank Interest Rate Swap, which is recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the years ended December 31, 2010 and 2009:

	2010	2009
Noncash gain (loss) on CoBank Interest Rate Swap	$98,940	$(98,940)
Net payments on CoBank Interest Rate Swap	(102,242)	(524,427)
Loss on CoBank Interest Rate Swap	$(3,302)	$(623,367)
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

During the year ended December 31, 2010, Wells Timberland REIT recognized a loss on the Rabobank Interest Rate Swap of approximately $1.8 million, which is comprised of an unrealized loss on the change in fair value of approximately $1.5 million and interest paid of approximately $0.3 million. The loss on the Rabobank Interest Rate Swap is recorded as loss on interest rate swaps in the accompanying statements of operations, as it did not qualify for hedge accounting treatment.

6.	COMMITMENTS AND CONTINGENCIES
MeadWestvaco Timber Agreements
In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco plus a portion of the gross proceeds received from MeadWestvaco under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco will purchase specified amounts of timber, including pine pulpwood, hardwood pulpwood, chip-n-saw, and pine sawlogs, from Wells Timberland TRS at specified prices per ton of timber, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and to provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland. For the years ended December 31, 2010, 2009, and 2008, approximately 61%, 46%, and 41%, respectively, of Wells Timberland REIT’s revenue was derived from the Timber Agreements. For 2011, Wells Timberland REIT is required to make available a minimum of approximately 0.7 million tons of timber for purchase by MeadWestvaco at fiber supply agreement pricing.
FRC Timberland Operating Agreement
On October 9, 2007, Wells Timberland REIT entered into a timberland operating agreement with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland operating agreement, FRC will manage and operate the Mahrt Timberland and the related timber operations, including ensuring delivery of timber to MeadWestvaco in compliance with the Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, Wells Timberland REIT will pay FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on net revenues generated by the Mahrt Timberland. The incentive fee is payable annually in arrears. The timberland operating agreement has a term of five years with the option to extend for one-year periods and may be terminated by either party with mutual consent or by Wells Timberland REIT with or without cause upon providing 180 days’ prior written notice. Obligations under Operating Leases
Wells Timberland REIT owns leasehold interests related to the use of approximately 82,400 acres of timberland as of December 31, 2010. These operating leases have expiration dates ranging from 2011 through 2022. Approximately 49,200 acres of these leased timberlands are leased to Wells Timberland REIT under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for annual rental payments of $3.10 per acre plus an additional payment based on the change in the Producer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. This annual rental payment adjustment increased the per-acre lease rate to approximately $18.51 for 2010, which is the rate used to calculate the following remaining required payments under the terms of the operating leases as of December 31, 2010:

2011	$1,844,550
2012	1,667,863
2013	1,443,366
2014	1,332,339
2015	1,212,870
Thereafter	7,930,899
$15,431,887
Carbon Storage Agreement
Wells Timberland REIT has entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange pursuant to the Carbon Storage Agreement. For the years ended December 31, 2010 and 2009, respectively, approximately $7,300 and $135,000 of revenue related to the Carbon Storage Agreement is included in other revenues in the accompanying consolidated statements of operations.
Placement Agent Agreements
On February 25, 2010, Wells Timberland REIT entered into a placement agent agreement with Wells Germany and Viscardi AG, a corporation organized under the laws of Germany (“Viscardi”). On January 3, 2011, Wells Timberland REIT entered into a placement agent agreement, effective December 21, 2010, with Wells Germany and Renalco S.A., a company organized under the laws of Switzerland (“Renalco”). Viscardi and Renalco are not in any way affiliated with Wells Timberland REIT, Wells Germany, or any of their respective affiliates.
Pursuant to the placement agent agreements, Wells Timberland REIT engaged Viscardi and Renalco to act as Wells Timberland REIT’s placement agents in connection with one or more sales by Wells Timberland REIT to potential purchasers (collectively, the “Purchasers”) that were identified by Viscardi or Renalco (each, a “Transaction” and together, the “Transactions”) of up to approximately 10.4 million shares (the “Shares”) of Wells Timberland REIT’s common stock, par value $0.01 per share (the “Common Stock”), at a price per share of $9.65, for an aggregate purchase price of up to approximately $100.0 million, or the 2010 German Offering.
Pursuant to the placement agent agreements, Viscardi and Renalco served as Wells Timberland REIT’s placement agents in connection with the Transactions identified by Viscardi and Renalco and will provide ongoing account maintenance and administrative services with respect to these Purchasers. In their capacity as placement agents, Viscardi and Renalco identified Purchasers for the Shares and assisted Wells Timberland REIT in effecting a Transaction. In no event were Viscardi or Renalco obligated to purchase the Shares for their own accounts or for the accounts of their affiliates or customers. In connection with the appointment as placement agents, Viscardi and Renalco shall, to the extent appropriate and requested by Wells Timberland REIT: (i) assist Wells Timberland REIT with communications to be provided to prospective Purchasers; (ii) assist Wells Timberland REIT in structuring the financial aspects of the Transaction, provide ongoing account maintenance and administrative services, including, without limitation, serving as an administrator for Wells Timberland REIT’s unregistered distribution reinvestment plan and share redemption plan offered in connection with shares of Common Stock sold in these Transactions. Wells Timberland REIT paid a placement agent fee to Viscardi or Renalco of $0.25 per share purchased in the 2010 German Offering. In addition to the placement agent fee, Wells Timberland REIT pays an annual account maintenance fee to Viscardi or Renalco of $0.02 per share purchased in the 2010 German Offering.

Certain obligations under the placement agent agreements will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on an exchange (as defined in the Securities Exchange Act of 1934, as amended) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018. As of December 31, 2010, Wells Timberland REIT had incurred approximately $220,200 of placement agent fees and $4,500 of annual account maintenance fees under the placement agent agreements.
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
General
Wells Timberland REIT’s charter authorizes it to issue 1.0 billion shares of capital stock, consisting of 900 million common shares and 100 million preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions (subject to any preferential rights of any shares of preferred stock that may be issued in the future) as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion, or exchange rights. As of December 31, 2010, Wells Timberland REIT has issued 25.5 million shares of common stock, including 20,000 shares of common stock to Wells Capital, which were subsequently transferred to Wells TIMO on December 28, 2006.
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

On September 24, 2007, the board of directors unanimously approved the designation, issuance, and sale of up to 35,000 shares of Series A preferred stock to Wells REF for the purchase price of $1,000 per share. On October 9, 2007, Wells Timberland REIT issued 32,128 shares of Series A preferred stock to Wells REF in exchange for approximately $32.1 million, or $1,000 per share. Dividends will accrue on the Series A preferred stock at the rate per annum of 8.5% of the Series A issue price, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series A preferred stock. If authorized by Wells Timberland REIT’s board of directors and declared by Wells Timberland REIT, accruing dividends on the Series A preferred stock are payable on September 30 of each year. Wells Timberland REIT’s Series A preferred stock is not convertible into shares of Wells Timberland REIT’s common stock. If Wells Timberland REIT is liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of Wells Timberland REIT’s common stock or any other class or series of Wells Timberland REIT’s capital stock ranking junior on liquidation to the Series A preferred stock.
On August 28, 2008, Wells Timberland REIT’s board of directors unanimously approved the designation, issuance, and sale of up to 15,000 shares of Wells Timberland REIT’s Series B preferred stock to Wells REF for the purchase price of $1,000 per share. On August 29, 2008 and December 31, 2009, Wells Timberland REIT issued 10,700 and 800 shares, respectively, of Series B preferred stock to Wells REF in exchange for approximately $10.7 million and $0.8 million, respectively, or $1,000 per share. Dividends accrue on the Series B preferred stock at the per annum rate of 8.5% of the Series B issue price, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the Series B preferred stock. If authorized by Wells Timberland REIT’s board of directors and declared by Wells Timberland REIT, accruing dividends on the Series B preferred stock are payable on September 30 of each year. Wells Timberland REIT’s Series B preferred stock is not convertible into shares of Wells Timberland REIT’s common stock. If Wells Timberland REIT is liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of Wells Timberland REIT’s common stock or any other class or series of Wells Timberland REIT’s capital stock ranking junior on liquidation to the Series B preferred stock. The Series B preferred stock ranks in parity with Wells Timberland REIT’s Series A preferred stock with respect to dividends and payments upon a dissolution of Wells Timberland REIT.
As of December 31, 2010 and 2009, accrued dividends on preferred stock of approximately $11.0 million and $7.3 million, respectively, are included in preferred stock in the accompanying consolidated statements of stockholders’ equity.
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
On August 9, 2010, the board of directors of Wells Timberland REIT declared a stock dividend for the fourth quarter of 2010 in the amount of 0.000054945 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on September 16, 2010 and continuing through and including December 15, 2010. Approximately 120,800 shares of Wells Timberland REIT's common stock were issued on December 15, 2010 pursuant to this declaration.

On December 14, 2010, the board of directors of Wells Timberland REIT declared a stock dividend for the first quarter of 2011 in the amount of 0.000055556 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on December 16, 2010 and continuing through and including March 15, 2011. As of December 31, 2010, Wells Timberland REIT had recognized an other liability in the accompanying consolidated balance sheets for the par value related to approximately 22,200 shares of Wells Timberland REIT’s common stock pursuant to this declaration. Approximately 129,300 shares of Wells Timberland REIT’s common stock were issued on March 15, 2011 pursuant to this declaration.
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
The exercise price of any award shall not be less than the fair market value of the common stock on the date of the grant. The board of directors or a committee of the independent directors administers the incentive plan, with sole authority (following consultation with Wells TIMO) to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting, and/or exercise of the awards would jeopardize Wells Timberland REIT’s status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under Wells Timberland REIT’s charter. Unless determined by the board of directors or a committee of the independent directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.
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
Prior to November 13, 2009, each independent director of Wells Timberland REIT received a grant of options to purchase 2,500 shares of its common stock upon the appointment to its board, in addition to cash compensation. Of the options granted, one-third were immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These initial grants of options were anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she received a subsequent grant of options to purchase 1,000 shares of Wells Timberland REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant. A summary of stock option activity under Wells Timberland REIT’s long-term incentive plan during the years ended December 31, 2010, 2009, and 2008 follows:

	Number of Options	Exercise Price	Options Exercisable
Outstanding as of December 31, 2007	14,000		8,000
Granted	4,000	$10
Outstanding as of December 31, 2008	18,000		14,000
Granted	4,000	$10
Outstanding as of December 31, 2009	22,000		18,000
Granted	—	$10
Outstanding as of December 31, 2010	22,000		20,667

Wells Timberland REIT estimated the fair value of each stock option granted in 2009 and 2008 as of the respective grant date using the Black-Scholes-Merton model with the following assumptions:

	2009	2008
Risk-free rate	3.07%	3.36%
Projected future dividend yield	0.00%	0.00%
Expected life of the options	6.0 years	6.0 years
Volatility	0.246	0.262
As none of the options described above have been exercised, Wells Timberland REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (one or two years). As Wells Timberland REIT’s common stock is not publicly traded, Wells Timberland REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of companies that are similar to Wells Timberland REIT other than being publicly traded. Based on the above assumptions, Wells Timberland REIT concluded that the fair value of the options granted during the years ended December 31, 2009 and 2008 had no significant value.
On November 13, 2009, the board of directors amended and restated the independent directors compensation plan to provide for the issuance of restricted stock, rather than options, as noncash compensation to the independent directors of Wells Timberland REIT. The amended and restated plan provides that each independent director elected or appointed to the board on or after November 13, 2009 will receive a grant of 2,500 shares of restricted stock upon his or her initial election or appointment. Upon each subsequent re-election to the board, each independent director will receive a subsequent grant of 1,000 shares of restricted stock. The shares of restricted stock vests in thirds on each of the first three anniversaries of the date of grant. As of December 31, 2010, 6,500 shares of restricted stock had been granted.
Distribution Reinvestment Plan
Wells Timberland REIT has adopted a distribution reinvestment plan (“DRP”), as amended and restated, through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into shares of Wells Timberland REIT’s common stock in lieu of receiving cash distributions. Shares may be purchased under the DRP for a price equal to: (i) during Wells Timberland REIT’s Follow-On Offering, $9.55 per share; (ii) during any subsequent public equity offering, 95.5% of the offering price per share in such offering; and (iii) for the first 12 months subsequent to the close of Wells Timberland REIT’s last public equity offering prior to the listing of its shares on a national securities exchange, 95.5% of the most recent offering price per share. After that 12-month period, Wells Timberland REIT will publish a per-share valuation determined by Wells TIMO or another firm chosen for that purpose, and distributions will be reinvested at a price equal to the most recently published per-share estimated value. Participants in the DRP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of Wells Timberland REIT’s common stock.
Share Redemption Plan
The board of directors of Wells Timberland REIT has adopted a share redemption plan (“SRP”), as amended and restated, that allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. However, the terms of the senior and mezzanine loans obtained in connection with the acquisition of the Mahrt Timberland prohibited Wells Timberland REIT from redeeming any Wells Timberland REIT stockholders’ shares under the SRP (except in cases of death or disability) until the mezzanine loan was repaid in full and the senior loan was reduced to a 40% loan-to-collateral value ratio. The Mahrt Loan prohibits Wells Timberland REIT from redeeming any Wells Timberland REIT stockholders’ shares under the SRP (except in cases of death or disability) until (i) reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 40%; and (ii) obtainment of a fixed charge coverage ratio of greater than 1.05:1.00 (see Note 4).

On November 8, 2010, the board of directors of Wells Timberland REIT amended and restated the SRP (the “Amended SRP”) to (i) provide the criteria that used to determine a “qualifying disability”; (ii) provide for redemptions of a stockholder’s shares in connection with the qualification for federal assistance for confinement to a “long-term care facility”; (iii) clarify that no shares that have been transferred for value by a stockholder will be eligible to participate in the Amended SRP; and (iv) change the price at which shares will be redeemed pursuant to the plan. Prior to December 9, 2010, the SRP provided that Wells Timberland REIT may repurchase a stockholder’s common stock (except in cases of death or disability) for $9.10 per share through the end of the period of one year after the completion of Wells Timberland REIT’s offering stage. Thereafter, the redemption price would equal 95% of the per-share value of Wells Timberland REIT as estimated by Wells TIMO or another firm chosen by the board of directors for that purpose. Subsequent to December 9, 2010, the effective date of the Amended SRP, the price for all redemptions, other than in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility, through the end of the period of one year after the completion of Wells Timberland REIT’s offering stage will be 91% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder divided by the number of shares owned by such stockholder. Thereafter, the redemption price will be 95% of the per-share value, as estimated by Wells TIMO or another firm chosen for that purpose.
Redemptions sought within two years of the death, qualifying disability or qualification for federal assistance for confinement to a long-term care facility of a stockholder do not require a one-year holding period. Prior to December 9, 2010, the price for redemptions sought within two years of the death or disability of a stockholder was the amount paid for the share until one year after completion of Wells Timberland REIT’s offering stage. Thereafter, the redemption price would be the higher of the amount paid for the shares or 95% of the per-share net asset value as estimated by Wells TIMO or another firm chosen by Wells Timberland REIT's board of directors for that purpose. Subsequent to December 9, 2010, the redemption price for shares to be redeemed in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility through the end of a period of one year after Wells Timberland REIT completes its offering stage will be at an amount equal to 100% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder, divided by all shares owned by such stockholder. For the period beginning one year after Wells Timberland REIT completes its offering stage, the price at which it will redeem shares will be 100% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder, plus or minus (i) a valuation adjustment, which will be the aggregate distributions per share of any net sale proceeds from the sale of one or more of Wells Timberland REIT’s assets and/or (ii) any other special distributions designated by the board of directors of Wells Timberland REIT.
The shares redeemed under the Amended SRP, other than upon the death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. Wells Timberland REIT’s board of directors has approved a monthly, non-cumulative reserve of $150,000 for redemptions of common stock in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility. The board of directors could amend or terminate the Amended SRP upon 30 days’ written notice. During the years ended December 31, 2010 and 2009, approximately $859,555 and $257,200 of shares, respectively, were redeemed under the SRP.

10.	RECREATIONAL LEASES
Wells Timberland REIT leases certain access rights to portions of the Mahrt Timberland to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. Wells Timberland REIT retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2010, approximately 231,900 acres, or 85%, of Wells Timberland REIT’s available timberland have been leased to tenants under operating leases that expire in May 2011. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the term of the respective recreational leases and recognized as other revenue. As of December 31, 2010 and 2009, approximately $1.0 million and $1.0 million, respectively, of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2010, 2009, and 2008, Wells Timberland REIT recognized other revenues related to recreational leases of approximately $2.4 million, $2.5 million, and $2.5 million, respectively.

11.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$5,148	$—
Discounts applied to issuance of common stock	$360,530	$320,959	$313,639
Other offering costs due to affiliate	$121,457	$725,505	$1,093,328
Issuance of stock dividends	$6,057,323	$—	$—
Stock dividends payable to stockholders - par value	$221	$—	$—
Stock dividends payable to stockholders - additional paid-in capital	$221,082	$—	$—
Dividends accrued on preferred stock	$3,708,380	$3,640,379	$3,042,353
Issuance of stock-based compensation	$65,000	$—	$—
Deferred financing costs due to affiliate	$—	$—	$727,500

12.	RELATED-PARTY TRANSACTIONS
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

•
Reimbursement for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager, including wages, salaries, and other employee-related expenses of Wells TIMO’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide.

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
The Advisory Agreement renews for successive one-year terms upon mutual consent of the parties. Effective July 11, 2010, the Advisory Agreement was renewed through July 10, 2011 upon terms identical to those of the Advisory Agreement in effect through July 10, 2010. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed for the payments described in Note 8.
Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses, or 1.2% of gross offering proceeds raised. As of December 31, 2010, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and other offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $0.8 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of December 31, 2010, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to Wells Timberland REIT’s Initial Public Offering and Follow-On Offering of approximately $7.0 million and $4.1 million, respectively. Upon the expiration of Wells Timberland REIT’s Initial Public Offering on August 11, 2009, approximately $4.9 million of organization and offering expenses related to the Initial Public Offering that had not been incurred and charged to additional paid-in capital by Wells Timberland REIT was expensed by Wells TIMO and is not subject to reimbursement by Wells Timberland REIT.
The mezzanine and senior loans, which were obtained in connection with the acquisition of the Mahrt Timberland acquisition and were paid off of on March 24, 2010, contained restrictive covenants that prohibited Wells Timberland REIT from paying monthly asset management fees, administrative expense reimbursements, and a substantial portion of organization and offering cost reimbursements to Wells TIMO until the mezzanine loan was repaid in full and after reduction of the senior loan to a 40% senior loan-to-collateral value ratio. The Mahrt Loan contains restrictive covenants that prohibit Wells Timberland REIT from paying such accrued amounts until after reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 30%. These amounts are recorded as due to affiliates in the accompanying consolidated balance sheets.
Under the terms of the Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager. Wells TIMO has the responsibility of limiting Wells Timberland REIT’s total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended (“Operating Expense Limitation”) unless a majority of Wells Timberland REIT’s independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, Wells TIMO must reimburse the excess operating expenses to Wells Timberland REIT within 60 days after the end of each fiscal quarter. However, at Wells TIMO’s option, Wells TIMO or its affiliate, as applicable, may defer receipt of any portion of the reimbursement of operating expenses and seek approval from the Wells Timberland REIT’s independent directors to receive such payments, without interest, in a future period to the extent that the reimbursement would not result in expenses exceeding the Operating Expense Limitation for such future period. For the years ended December 31, 2010 and 2009, Wells TIMO deferred the reimbursement of approximately $0.3 million and $0.7 million, respectively, of operating expenses and, accordingly, these amounts are not included in general and administration expenses in Wells Timberland REIT’s accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009. Wells Timberland REIT’s board of directors, including all of its independent directors, has determined that these deferred expenses represent legitimate operating expenses necessary for the operation of Wells Timberland REIT’s business, that Wells Timberland REIT is in its early stages of operations, which has limited the amount of operating expenses it may incur, and that these deferred expenses should be reimbursed to Wells TIMO during a future period only if the reimbursement of such amount, together with all other operating expenses paid or reimbursed in that period, would not result in operating expenses in excess of the Operating Expense Limitation.
Dealer-Manager Agreement
Wells Timberland REIT has executed a dealer-manager agreement, whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, performs the dealer-manager function for Wells Timberland REIT’s Public Offerings. For these services, WIS earns a commission of up to 7.0% of the gross offering proceeds from the sale of Wells Timberland REIT’s shares, of which substantially all is re-allowed to participating broker/dealers. Wells Timberland REIT pays no commissions on shares issued under its distribution reinvestment plan.
Additionally, WIS earns a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. A portion of the dealer-manager fee will be re-allowed to participating broker/dealers. Dealer-manager fees apply to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan.
Structuring Agent Agreement
On February 25, 2010, Wells Timberland REIT entered into a structuring agent agreement (the “Structuring Agent Agreement”) with Wells Germany. Pursuant to the Structuring Agent Agreement, Wells Timberland REIT engaged Wells Germany to serve as the structuring agent in connection with the Transactions in the 2010 German Offering and to assist Wells Timberland REIT and its placement agents in (i) structuring these Transactions in compliance with German legal and tax requirements; (ii) effecting these Transactions by identifying and contacting selected potential purchasers of the Shares; (iii) preparing the private placement memorandum for use in connection with these Transactions, particularly as it relates to German legal and tax requirements; (iv) negotiating the financial aspects of these Transactions; and (v) providing such additional ongoing services contemplated by the Structuring Agent Agreement. Pursuant to this agreement, Wells Timberland REIT paid a structuring agent fee to Wells Germany of $0.20 per share. The Structuring Agent Agreement terminated upon the conclusion of the 2010 German Offering, provided however, that with respect to the additional ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a Liquidity Event or (ii) December 31, 2018.
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Asset management fees	$3,966,282	$3,974,727	$4,006,811
Commissions(1)(2)	2,914,743	3,948,639	6,089,901
Administrative reimbursements	2,164,467	1,928,579	2,656,604
Dealer-manager fees(1)	796,822	1,079,013	1,623,995
Other offering costs(1)	550,958	725,505	1,093,328
Structuring agent fees(1)	176,166	—	—
Disposition fees	15,570	100,484	89,817
Total	$10,585,008	$11,756,947	$15,560,456

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were reallowed to participating broker/dealers during 2010, 2009, and 2008.

Due to Affiliates
The detail of amounts due to affiliates is provided below as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Asset management fees due to Wells TIMO	$12,619,018	$8,652,736
Administrative reimbursements due to Wells TIMO	9,765,676	7,601,209
Other offering cost reimbursements due to Wells TIMO	2,230,380	2,108,923
Operating expense reimbursements due to Wells TIMO	1,067,691	1,067,691
Structuring agent fees due to Wells Germany	41,451	—
Commissions and dealer-manager fees due to WIS	24,639	39,990
Disposition fees due to Wells TIMO	15,510	—
Total	$25,764,365	$19,470,549
Conflicts of Interest
As of December 31, 2010, Wells TIMO had 11 employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.
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
Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2010, Wells Timberland REIT

has no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Wells Timberland REIT will also be dependent upon the ability of its customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on Wells Timberland REIT’s results of operations.

13.	LOSS ON SALE OF SUBSIDIARIES
On December 18, 2008, in preparation to qualify as a REIT, Wells Timberland REIT sold two of its wholly owned subsidiaries, Wells Timberland Acquisition, LLC (“Wells Timberland Acquisition”) and MWV SPE, LLC (“MWV SPE”), to Wells REF for a gross sales price of approximately $2.0 million, excluding customary closing costs (the “Subsidiary Disposition”). At the time of its disposition, MWV SPE held a deposit account (the “Deposit Account”) in the amount of approximately $407.9 million and a promissory note to MeadWestvaco in the amount of approximately $398.0 million with a maturity date of October 9, 2027 (the “MWV Promissory Note”) related to the Mahrt Timberland acquisition, which caused it to not meet the operational requirements of the REIT rules under the Code. All other timber assets and debt associated with the Mahrt Timberland were transferred to Wells Timberland OP prior to the Subsidiary Disposition. For the years ended December 31, 2008 and 2007, Wells Timberland REIT recognized interest income related to the Deposit Account of approximately $14.5 million and $5.1 million, respectively. Wells Timberland REIT recognized interest expense related to the MWV Promissory Note of approximately $14.1 million and $4.9 million for the years ended December 31, 2008 and 2007, respectively. As a result of the Subsidiary Disposition, Wells Timberland REIT recognized a net loss on sale of approximately $4.7 million for the year ended December 31, 2008, and received net sales proceeds of approximately $2.0 million, which was used to pay down the mezzanine loan and fund a working capital account. After the Subsidiary Disposition, neither Wells Timberland REIT nor any of its subsidiaries are an obligor on the MWV Promissory Note or holds an interest in the Deposit Account. The disposition of Wells Timberland Acquisition, and indirectly MWV SPE and the Deposit Account, removed certain impediments to Wells Timberland REIT’s ability to qualify as a REIT.

14.	INCOME TAXES
Wells Timberland REIT records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. Components of the deferred tax asset and deferred tax liability as of December 31, 2010 are attributable to the operations of Wells Timberland TRS only, as Wells Timberland REIT had elected to be taxed as a REIT as of December 31, 2010. Components of the deferred tax asset and deferred tax liability as of December 31, 2009 are attributable to the operations of Wells Timberland REIT, Wells Timberland OP, and Wells Timberland TRS, as Wells Timberland REIT had not made its election to be taxed as a REIT as of December 31, 2009. Components of the deferred tax asset and deferred tax liability as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforward	$2,457,558	$32,327,633
Net loss on interest rate swaps	—	1,618,932
Depletion	—	—
Gain on timberland sales	(3,338)	15,966
Start-up expenses	—	636,326
Unearned revenue	—	395,466
Other	(1,788)	10,121
Total deferred tax asset	2,452,432	35,004,444

Deferred tax liability
Depletion	—	(1,534,034)
Deferred loan costs	—	(28,175)
Total deferred tax liability	—	(1,562,209)

Valuation allowance	(2,452,432)	(33,442,235)
Deferred tax asset, net	$—	$—
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2010 and 2009, Wells Timberland REIT has certain deferred tax assets for which a valuation allowance of approximately $2.5 million and $33.4 million, respectively, has been provided due to uncertainty of future realization of these deferred tax assets.
On May 13, 2010, Wells Timberland REIT elected to be taxed as a REIT for its taxable year ended December 31, 2009. As of January 1, 2009, its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $37.5 million. Wells Timberland REIT has elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT commencement date, if disposed of within the ten-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the asset disposed of as of the REIT commencement date over its basis in the asset as of the REIT commencement date (the built-in gain with respect to that asset as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its assets as of the REIT commencement date not already recognized during the ten-year period. At December 31, 2010, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $88.8 million and $70.3 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027, and the state net operating loss carryforwards will begin to expire in 2022.
Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells Timberland REIT’s effective tax rate for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	2.03%	2.75%	3.32%
Other temporary differences	1.45%	—	—
Other permanent differences	(0.09)%
Valuation allowance	(37.39)%	(36.75)%	(37.32)%
Effective tax rate	—%	—	—
The difference between the federal statutory tax rate and effective tax rate relates primarily to the state statutory rates, valuation allowance, and an adjustment to the prior year income tax provision.
As of December 31, 2010 and 2009, the tax basis carrying value of Wells Timberland REIT’s total assets was approximately $354.2 million and approximately $367.0 million, respectively.

15.	QUARTERLY RESULTS (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,252,870	$10,859,909	$14,074,170	$11,395,195
Operating loss	$(2,300,686)	$(1,481,374)	$(304,622)	$(1,374,279)
Net loss	$(4,841,340)	$(4,751,056)	$(3,135,181)	$(3,082,143)
Net loss available to common stockholders	$(5,755,735)	$(5,675,611)	$(4,069,896)	$(4,016,858)
Basic and diluted net loss per share available to common stockholders(1)	$(0.28)	$(0.26)	$(0.18)	$(0.16)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,450,495	$12,276,408	$12,342,038	$12,176,708
Operating loss	$(537,986)	$(1,776,493)	$(2,422,437)	$(3,118,687)
Net loss	$(4,544,276)	$(4,825,706)	$(5,271,804)	$(5,306,471)
Net loss available to common stockholders	$(5,441,903)	$(5,733,308)	$(6,189,379)	$(6,224,046)
Basic and diluted net loss per share available to common stockholders(1)	$(0.38)	$(0.35)	$(0.35)	$(0.32)

(1)	The sums of the quarterly amounts do not equal loss per share for the years ended December 31, 2010 and 2009 due to the increases in weighted-average shares outstanding over the years.

16.	SUBSEQUENT EVENTS
Sale of Shares of Common Stock
From January 1, 2011 through February 28, 2011, Wells Timberland REIT raised approximately $6.9 million through the issuance of approximately 0.7 million shares of common stock under its Follow-on Offering. As of February 28, 2011, approximately 192.7 million shares remained available for sale to the public under the Follow-on Offering, exclusive of shares available under the DRP. No proceeds were received from issuance of common stock under the 2010 German Offering from January 1, 2011 through February 28, 2011.

Stock Dividend Declaration
On February 28, 2011, the board of directors of Wells Timberland REIT declared a stock dividend for the second quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on March 16, 2011 and continuing through and including June 15, 2011. This dividend is to be paid on a date during the month of June 2011 as the President of Wells Timberland REIT may determine.

Extension of the 2010 German Offering

On March 21, 2011, the board of directors of Wells Timberland REIT approved an extension of the 2010 German Offering through August 6, 2011. As of March 21, 2011, approximately 9.5 million shares remained available for sale under the 2010 German Offering, exclusive of shares available under the distribution reinvestment plan.

EXHIBIT INDEX
TO
2010 FORM 10-K
OF
WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description
3.1
Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 12, 2010 (the “2010 Second Quarter Form 10-Q”))

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the 2010Second Quarter Form 10-Q)

3.3	First Amendment to the Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 12, 2010)

4.1*	Form of Subscription Agreement with Consent to Electronic Delivery Form

4.2
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010 (the “2009 Form 10-K”))

4.3*	Amended and Restated Share Redemption Plan

10.1
Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.2	Third Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the 2009 Second Quarter Form 10-Q)

10.3+	Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report of Form 10-Q for the quarter ended June 30, 2006 and filed on August 22, 2006)

10.4+	Second Amended and Restated 2005 Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the 2009 Form 10-K)

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

10.9
Amended and Restated Credit Agreement dated as of March 24, 2010 among Timberlands II, LLC, and Wells Timberland Operating Partnership, L.P., as the borrowers, and CoBank, ACB as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-K)

10.10
Amended and Restated Limited Guaranty dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.10 to the 2009 Form 10-K)

10.11
Amended and Restated Security Agreement dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.11 to the 2009 Form 10-K)

10.12
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

10.13
Amended and Restated Guaranty dated as of March 24, 2010 made by Wells Timberland TRS, Inc., in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.13 to the 2009 Form 10-K)

10.14
Amended and Restated Guaranty dated as of March 24, 2010 made by Wells TRS Harvesting Operations, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.14 to the 2009 Form 10-K)

10.15
Guaranty dated as of March 24, 2010 made by Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.15 to the 2009 Form 10-K)

10.16
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

10.17
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
10.20
Georgia Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2)

10.21
Alabama Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 2)

10.22
Master Purchase Agreement dated as of July 11, 2008 by and among Wells Timberland REIT, Inc.,, Wells Timberland Management Organization, LLC, Wells-DFH Timberland Nr. 88 GmbH & Co. KG and Deutsche Fonds Holding AG (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2008 and filed on July 15, 2008)

10.23
Amended and Restated Master Purchase Agreement dated as of April 8, 2009 by and among Wells-DFH Timberland Nr. 88 GmbH & Co. KG, Wells-DFH Materia GmbH & Co. KG, Deutsche Fonds Holding AG, Wells Timberland REIT, Inc. and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 8, 2009 and filed on April 10, 2009)

10.24
Purchase and Sale Agreement dated as of December 18, 2008 by and between Wells Timberland Operating Partnership, L.P. and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 18, 2008 and filed on December 23, 2008)

10.25
Master Stumpage Agreement dated October 9, 2007 by and among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.25 to the 2009 Form 10-K)

10.26
Fiber Supply Agreement dated October 9, 2007 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.26 to the 2009 Form 10-K)

10.27
First Amendment to Fiber Supply Agreement dated January 28, 2010 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.27 to the 2009 Form 10-K)

10.28
Placement Agent Agreement dated February 25, 2010 by and among Viscardi AG, Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2010 filed March 1, 2010 (the “March 1 Form 8-K”)

10.29	Structuring Agent Agreement dated February 24, 2010 by and between Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.2 to the March 1 Form 8-K)

10.30
Placement Agent Agreement, dated as of December 21, 2010, by and among Wells Timberland REIT, Inc., Wells Germany GmbH and Renalco S.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2011)

21.1*	Subsidiaries of the Company

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.