Form 10-Q
period 2011-03-31
Wells Timberland REIT, Inc.
filed 2011-05-09
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-53193
WELLS TIMBERLAND REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6200 The Corners Parkway
Norcross, Georgia 30092
(Address of principal executive offices)
(Zip Code)
(770) 449-7800
(Registrant’s telephone number, including area code)
N/A
___________________________________________________
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s only
class of common stock, as of April 30, 2011: 27,063,959 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010. Wells Timberland REIT’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$8,503,342	$8,788,967
Restricted cash and cash equivalents	4,366,319	7,852,763
Accounts receivable	791,274	852,227
Prepaid expenses and other assets	498,292	626,888
Deferred financing costs, less accumulated amortization of $451,397 and $341,001 as of March 31, 2011 and December 31, 2010, respectively	1,756,523	1,866,919
Timber assets, at cost:
Timber and timberlands, net (Note 3)	337,013,522	340,003,739
Intangible lease assets, less accumulated amortization of $578,845 and $537,234 as of March 31, 2011 and December 31, 2010, respectively	458,008	499,619
Total assets	$353,387,280	$360,491,122

Liabilities:
Accounts payable and accrued expenses	$2,216,531	$2,722,366
Due to affiliates (Note 8)	27,305,874	25,764,365
Other liabilities	1,715,429	2,504,114
Note payable (Note 4)	156,795,873	168,840,592
Total liabilities	188,033,707	199,831,437
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
8.5% Series A preferred stock, $1,000 liquidation preference; 32,128 shares issued and outstanding as of March 31, 2011 and December 31, 2010	41,623,627	40,950,259
8.5% Series B preferred stock, $1,000 liquidation preference; 11,500 shares issued and outstanding as of March 31, 2011 and December 31, 2010	13,939,500	13,698,473
Common stock, $0.01 par value; 900,000,000 shares authorized; 26,647,319 and 25,498,717 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	266,474	254,988
Additional paid-in capital	228,620,712	219,082,323
Accumulated deficit and distributions	(119,096,740)	(113,326,358)
Total stockholders’ equity	165,353,573	160,659,685
Total liabilities and stockholders’ equity	$353,387,280	$360,491,122
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Revenues:
Timber sales	$8,694,434	$9,764,725
Other revenues	682,375	1,488,145
	9,376,809	11,252,870
Expenses:
Contract logging and hauling costs	4,661,747	5,140,722
Depletion	3,223,660	4,307,430
General and administrative expenses	1,362,181	1,183,921
Asset and forestry management fees:
Related-party	988,821	992,304
Other	689,206	717,727
Land rent expense	535,100	571,930
Other operating expenses	730,733	639,522
	12,191,448	13,553,556
Operating loss	(2,814,639)	(2,300,686)
Other income (expense):
Interest income	1,137	629
Interest expense	(1,649,684)	(2,274,128)
Loss on interest rate swaps	(10,740)	(267,155)
	(1,659,287)	(2,540,654)
Net loss	(4,473,926)	(4,841,340)
Dividends to preferred stockholders	(914,395)	(914,395)
Net loss available to common stockholders	$(5,388,321)	$(5,755,735)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.21)	$(0.28)
Weighted-average common shares outstanding—basic and diluted	25,992,889	20,657,718
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	25,498,717	$254,988	43,628	$54,648,732	$219,082,323	$(113,326,358)	$160,659,685
Issuance of common stock	1,042,238	10,422	—	—	10,420,288	—	10,430,710
Issuance of stock dividends (Note 6)	129,347	1,294	—	—	1,295,157	(1,296,456)	(5)
Redemption of common stock	(22,983)	(230)	—	—	(222,770)	—	(223,000)
Dividends on preferred stock	—	—	—	914,395	(914,395)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(915,627)	—	(915,627)
Other offering costs	—	—	—	—	(124,264)	—	(124,264)
Net loss	—	—	—	—	—	(4,473,926)	(4,473,926)
Balance, March 31, 2011	26,647,319	$266,474	43,628	$55,563,127	$228,620,712	$(119,096,740)	$165,353,573

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	19,460,028	$194,601	43,628	$50,940,352	$167,627,870	$(91,238,012)	$127,524,811
Issuance of common stock	1,095,550	10,955	—	—	10,927,876	—	10,938,831
Redemption of common stock	(13,750)	(137)	—	—	(137,363)	—	(137,500)
Dividends on preferred stock	—	—	—	914,395	(914,395)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(957,486)	—	(957,486)
Other offering costs	—	—	—	—	(129,350)	—	(129,350)
Net loss	—	—	—	—	—	(4,841,340)	(4,841,340)
Balance, March 31, 2010	20,541,828	$205,419	43,628	$51,854,747	$176,417,152	$(96,079,352)	$132,397,966
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(4,473,926)	$(4,841,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	3,223,660	4,307,430
Unrealized gain on interest rate swaps	(215,014)	(977,515)
Other amortization	53,137	50,486
Stock-based compensation expense	8,333	8,333
Noncash interest expense	110,396	877,596
Changes in assets and liabilities:
Decrease in accounts receivable	60,953	254,124
Decrease (increase) in prepaid expenses and other assets	128,596	(19,745)
Decrease in accounts payable and accrued expenses	(454,022)	(338,824)
Increase in due to affiliates	1,623,645	1,637,736
Decrease in other liabilities	(573,676)	(616,722)
Net cash (used in) provided by operating activities	(507,918)	341,559
Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(244,969)	(665,925)
Funds released from (invested in) escrow accounts	3,486,444	(1,947,134)
Net cash provided by (used in) investing activities	3,241,475	(2,613,059)
Cash Flows from Financing Activities:
Financing costs paid	—	(2,191,337)
Proceeds from notes payable	—	211,000,000
Repayments of senior loan	—	(201,852,588)
Repayments of mezzanine loan	—	(14,988,709)
Repayments of Mahrt loan	(12,044,719)	—
Issuance of common stock	10,355,346	10,829,186
Redemptions of common stock	(223,000)	(137,500)
Commissions on stock sales and related dealer-manager fees paid	(884,174)	(868,833)
Other offering costs paid	(129,371)	—
Placement and structuring agent fees paid	(93,264)	—
Net cash (used in) provided by financing activities	(3,019,182)	1,790,219
Net decrease in cash and cash equivalents	(285,625)	(481,281)
Cash and cash equivalents, beginning of period	8,788,967	5,636,878
Cash and cash equivalents, end of period	$8,503,342	$5,155,597
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

As of March 31, 2011, Wells Timberland REIT owned approximately 222,100 acres of timberland and held long-term leasehold interests in approximately 82,000 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use (“HBU”) timberland, and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from its timberland.

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

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. As of March 31, 2011, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $75.6 million. On April 1, 2011, the board of directors of Wells Timberland REIT approved an extension of the termination date of the Follow-On Offering from August 6, 2011 to December 31, 2011.

From July 11, 2008 to December 31, 2010, Wells Timberland REIT offered up to 53.8 million shares of its common stock pursuant to Regulation S under the Securities Act (the "German Offering") at $9.30 per share for an aggregate purchase price of up to $500.0 million through master purchase agreements with Wells TIMO, two German closed-

end funds, and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany. Wells Timberland REIT received net proceeds of $5,000 from the sale of its common stock under the German Offering.
Wells Timberland REIT has offered up to approximately 11.4 million shares of its common stock, of which approximately 10.4 million shares were offered in a primary offering to non-U.S. persons at a price per share of $9.65, and up to approximately 1.0 million shares of common stock were reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55, in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”). In the Follow-On Offering, shares of Wells Timberland REIT's common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, Wells Timberland REIT sells shares of its common stock at a price per share of $9.65. No sales commission or dealer manager fee is paid in connection with the 2010 German Offering; however, Wells Timberland REIT pays a transaction fee of $0.25 per share purchased in the 2010 German Offering to its placement agents (see Note 5), and a structuring agent fee to Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), of $0.20 per share (see Note 8). Wells Real Estate Funds, Inc. (“Wells REF”), which is the owner of Wells Capital, Wells Timberland REIT's sponsor, indirectly owns a majority interest in Wells Germany. As a result, in respect of those shares of Wells Timberland REIT's common stock sold in the 2010 German Offering, Wells Timberland REIT receives net proceeds (before expenses) of $9.20 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer-manager fee. In addition to the transaction fees, Wells Timberland REIT pays an annual account maintenance fee of $0.02 per share purchased in the 2010 German Offering to its placement agents. Discounts are available to certain investors. During the first quarter of 2011, the board of directors of Wells Timberland REIT approved an extension of the termination date of the 2010 German Offering from December 31, 2010 to August 6, 2011. As of March 31, 2011, Wells Timberland REIT had raised approximately $8.5 million from the sale of approximately 0.9 million shares under the 2010 German Offering.
As of March 31, 2011, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering, the Follow-On Offering (collectively, the “Public Offerings”), the German Offering, and the 2010 German Offering of approximately $258.9 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $20.9 million, other organization and offering expenses of approximately $0.8 million, approximately $0.4 million in placement and structuring agent fees, and common stock redemptions of approximately $1.6 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $235.2 million, which was used to partially fund the Mahrt Timberland acquisition and service acquisition-related debt. As of March 31, 2011, Wells Timberland REIT has incurred other organization and offering costs related to the Public Offerings of approximately $3.0 million, of which approximately $2.3 million is deferred by the terms of Wells Timberland REIT's loan agreement until after reduction of the mortgage to a 30% loan-to-collateral value ratio.

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

For further information, refer to the financial statements and footnotes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010.

Interest Rate Swaps

Wells Timberland REIT has entered into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments (see Note 4). Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive income or loss in the accompanying consolidated statements of stockholders’ equity. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps in the accompanying consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as gain or loss on interest rate swaps as incurred.

As of March 31, 2011 and December 31, 2010, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $1.3 million and $1.5 million, respectively, in other liabilities. The detail of loss on interest rate swaps is provided below for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Noncash gain on interest rate swaps	$215,014	$977,515
Net payments on interest rate swaps	(225,754)	(1,244,670)
Loss on interest rate swaps	$(10,740)	$(267,155)

Stock Dividends

Stock dividends are assigned a value based on share offering prices under Wells Timberland REIT’s respective offerings and recorded within accumulated deficit. The par value of a stock dividend declared and issued is recorded as common stock and the remaining value is recorded as additional paid-in capital. The par value of a stock dividend declared but not issued is recorded as other liabilities in the accompanying consolidated balance sheets and the remaining value is recorded as additional paid-in capital. Basic and diluted per share information presented in the accompanying consolidated statements of operations is retroactively adjusted for all periods presented to reflect the impact of the additional shares of common stock issued and outstanding as a result of a stock dividend (see Note 6).

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

Wells Timberland REIT applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair values of the interest rate swap, classified under Level 2, were determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of Wells Timberland REIT's credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,293,175	$—	$1,293,175	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,508,189	$—	$1,508,189	$—

Recent Accounting Pronouncement

In January 2010, the FASB clarified previously issued GAAP and issued new requirements related to fair value measurements and disclosures. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells Timberland REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells Timberland REIT on January 1, 2011. The adoption of the guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures.

3.	Timber and Timberlands

As of March 31, 2011 and December 31, 2010, timber and timberlands consisted of the following, respectively:

	As of March 31, 2011
	Gross	Accumulated Depletion or Amortization	Net
Timber	$175,647,431	$3,223,660	$172,423,771
Timberlands	164,326,629	—	164,326,629
Mainline roads	342,579	79,457	263,122
Timber and timberlands	$340,316,639	$3,303,117	$337,013,522

	As of December 31, 2010
	Gross	Accumulated Depletion or Amortization	Net
Timber	$189,761,724	$14,338,444	$175,423,280
Timberlands	164,326,628	—	164,326,628
Mainline roads	321,762	67,931	253,831
Timber and timberlands	$354,410,114	$14,406,375	$340,003,739
Wells Timberland REIT sold no HBU timberland during the three months ended March 31, 2011 and March 31, 2010.

4.	Note Payable

Wells Timberland REIT entered into a five-year senior loan agreement for $211.0 million with CoBank, ACB (“CoBank”) and Wells Fargo Securities, LLC (“Wells Fargo”) serving as co-lead lenders and CoBank serving as administrative agent (the “Mahrt Loan”) on March 24, 2010. Proceeds from the Mahrt Loan were used to refinance the outstanding balances due on the senior and mezzanine loans obtained in connection with the acquisition of the Mahrt Timberland and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin of 250 to 400 basis points that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination.

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

During the three months ended March 31, 2011, Wells Timberland REIT paid down the Mahrt Loan by approximately $12.0 million, which reduced the outstanding principal balance of the Mahrt Loan to approximately $156.8 million. The Mahrt Loan may be voluntarily prepaid at any time. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. Wells Timberland REIT has met all other debt reduction requirements of the Mahrt Loan.

The Mahrt Loan contains certain restrictive and financial covenants. As of March 31, 2011, Wells Timberland REIT was in compliance and expects to remain in compliance with the restrictive and financial covenants of the Mahrt Loan.

During the three months ended March 31, 2011 and 2010, after consideration of interest rate swaps, Wells Timberland REIT made the following interest payments on its borrowings:

	Three Months Ended March 31,
	2011	2010
Mahrt loan	$1,769,742	$183,160
Senior loan	—	2,232,611
Mezzanine loan	—	295,281
	$1,769,742	$2,711,052

As of March 31, 2011 and December 31, 2010, the estimated fair value of Wells Timberland REIT's note payable was approximately $156.8 million and $168.8 million, respectively. The fair value of outstanding note payable was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of March 31, 2011. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Commitments and Contingencies

MeadWestvaco Timber Agreements

In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco plus a portion of the gross proceeds received from MeadWestvaco under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco will purchase a specified tonnage of timber, including pine pulpwood, hardwood pulpwood, chip-n-saw, and pine sawlogs, from Wells Timberland TRS at specified prices per ton, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland.

Carbon Storage Agreement

Wells Timberland REIT has entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange pursuant to the Carbon Storage Agreement. Wells Timberland REIT did not recognize revenue related to the Carbon Storage Agreement during the three months ended March 31, 2011 and March 31, 2010.

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
Pursuant to the placement agent agreements, Wells Timberland REIT engaged Viscardi and Renalco to act as Wells Timberland REIT's placement agents in connection with one or more sales by Wells Timberland REIT to potential purchasers (collectively, the “Purchasers”) that are identified by Viscardi or Renalco (each, a “Transaction” and together, the “Transactions”) of up to approximately 10.4 million shares (the “Shares”) of Wells Timberland REIT's common stock, par value $0.01 per share (the “Common Stock”), at a price per share of $9.65, for an aggregate purchase price of up to approximately $100.0 million, or the 2010 German Offering.
Pursuant to the placement agent agreements, Viscardi and Renalco serve as Wells Timberland REIT's placement agents in connection with the Transactions identified by Viscardi and Renalco and will provide ongoing account maintenance and administrative services with respect to these Purchasers. In their capacity as placement agents, Viscardi and Renalco must use reasonable efforts to identify Purchasers for the Shares and assist Wells Timberland REIT in effecting a Transaction. In no event are Viscardi or Renalco obligated to purchase the Shares for their own accounts or for the accounts of their affiliates or customers. In connection with the appointment as placement agents, Viscardi and Renalco shall, to the extent appropriate and requested by Wells Timberland REIT: (i) assist Wells Timberland REIT with communications to be provided to prospective Purchasers; (ii) assist Wells Timberland REIT in structuring the financial aspects of the Transaction; (iii) identify and contact selected potential Purchasers of the Shares and furnish them, on behalf of Wells Timberland REIT, with copies of the private placement memorandum; (iv) conduct all sales and marketing activities with respect to the Transactions in accordance with the terms of the placement agent agreements and Regulation S under the Securities Act; and (v) with respect to the period following the consummation of a Transaction, provide ongoing account maintenance and administrative services, including, without limitation, serving as administrators for Wells Timberland REIT's unregistered distribution reinvestment plan and share redemption plan offered in connection with shares of Common Stock sold in these Transactions. Wells Timberland REIT pays a placement agent fee to Viscardi or Renalco of $0.25 per share purchased in the 2010 German Offering. In addition to the placement agent fee, Wells Timberland REIT pays an annual account maintenance fee to Viscardi or Renalco of $0.02 per share purchased in the 2010 German Offering.

Certain obligations under the placement agent agreements will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on an exchange (as defined by the Exchange Act) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018. During the three months ended March 31, 2011, Wells Timberland REIT did not incur any placement agent fees and incurred approximately $4,300 of annual account maintenance fees under the placement agent agreements.

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
Wells Timberland REIT declared a stock dividend for the first quarter of 2011 in the amount of 0.000055556 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on December 16, 2010 and continuing through and including March 15, 2011. Approximately 129,300 shares of Wells Timberland REIT's common stock were issued on March 15, 2011 pursuant to this declaration.
On February 28, 2011, the board of directors of Wells Timberland REIT declared a stock dividend for the second quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on March 16, 2011 and continuing through and including June 15, 2011. This stock dividend is to be distributed during June 2011. As of March 31, 2011, Wells Timberland REIT had recognized an other liability in the accompanying consolidated balance sheets for the par value related to approximately 22,600 shares of Wells Timberland REIT's common stock pursuant to this declaration. No stock dividends were declared or distributed during the three months ended March 31, 2010.

7.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Issuance of stock dividends	$1,291,967	—
Dividends accrued on preferred stock	$914,395	$914,395
Discounts applied to issuance of common stock	$67,031	$101,312
Stock dividends payable to stockholders – additional paid-in capital	$4,484	—
Stock dividends payable to stockholders – par value	$5	—
Other offering costs due to affiliate	—	$129,350
Issuance of stock-based compensation	—	$25,000

8.	Related-Party Transactions

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

•
Reimbursement for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager, including wages, salaries, and other employee-related expenses of Wells TIMO's employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide.

•
For any property sold by Wells Timberland REIT, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by Wells Timberland REIT's independent directors), Wells Timberland REIT will pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by Wells Timberland REIT's board of directors, including a majority of the independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property.

The Advisory Agreement is effective through July 10, 2011 and may be renewed for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010.

On April 1, 2011, the board of directors of Wells Timberland REIT approved an amendment to the Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement provides that, as of and for each quarter, the amount of asset management fees and operating expense reimbursements payable to the Wells TIMO will be limited to the lesser of : (1) the amounts currently payable under the Advisory Agreement, (2) one-fourth of 1.5% of assets under management, as defined by the Amended Advisory Agreement, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by Wells Timberland REIT's interest expense. Free cash flow is defined as EBITDA (as defined in the Mahrt Loan agreement), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT's outstanding preferred stock), less any cash proceeds from the sales of Wells Timberland REIT's properties equal to the cost basis of the properties sold. The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement remain unchanged. No payments will be permitted under the Amended Advisory Agreement if they would cause a default under the Mahrt Loan.

Under the terms of the Amended Advisory Agreement, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of March 31, 2011, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $0.9 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of March 31, 2011, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to Wells Timberland REIT's Follow-On Offering of approximately $4.7 million.

The Mahrt Loan contains restrictive covenants that prohibit Wells Timberland REIT from paying certain accrued fees and expenses, including asset management fees, administrative expense reimbursements, and a substantial portion of organization and offering cost reimbursements, to Wells TIMO until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 30%. These amounts are recorded as due to affiliates in the accompanying consolidated balance sheets.

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

Structuring Agent Agreement

On February 25, 2010, Wells Timberland REIT entered into a structuring agent agreement (the “Structuring Agent Agreement”) with Wells Germany. Pursuant to the Structuring Agent Agreement, Wells Timberland REIT has engaged Wells Germany to serve as the structuring agent in connection with the Transactions in the 2010 German Offering and to assist Wells Timberland REIT and its placement agents in (i) structuring these Transactions in compliance with German legal and tax requirements; (ii) effecting these Transactions by identifying and contacting selected potential purchasers of the Shares; (iii) preparing the private placement memorandum for use in connection with these Transactions, particularly as it relates to German legal and tax requirements; (iv) negotiating the financial aspects of these Transactions; and (v) providing such additional ongoing services contemplated by the Structuring Agent Agreement. Pursuant to this agreement, Wells Timberland REIT will pay a structuring agent fee to Wells Germany of $0.20 per share. The Structuring Agent Agreement will terminate upon the conclusion of the 2010 German Offering, provided however, that with respect to the additional ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of: (i) a Liquidity Event, or (ii) December 31, 2018.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Asset management fees	$988,821	$992,304
Commissions(1)(2)	664,765	761,637
Administrative reimbursements	650,334	645,432
Dealer-manager fees(1)	183,831	195,849
Other offering costs(1)	124,264	129,350
Total	$2,612,015	$2,724,572

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions have been re-allowed to participating broker/dealers through March 31, 2011.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Asset management fees due to Wells TIMO	$13,607,839	$12,619,018
Administrative reimbursements due to Wells TIMO	10,416,010	9,765,676
Other offering cost reimbursements due to Wells TIMO	2,225,273	2,230,380
Operating expense reimbursements due to Wells TIMO	1,067,691	1,067,691
Commissions on stock sales and related dealer-manager fees due (from) to WIS	(10,939)	24,639
Structuring agent fees due to Wells Germany	—	41,451
Disposition fees due to Wells TIMO	—	15,510
Total	$27,305,874	$25,764,365

Conflicts of Interest

As of March 31, 2011, Wells TIMO had 11 employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Amended Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

Additionally, one of the independent members of Wells Timberland REIT’s board of directors also serves on the board of another REIT sponsored by Wells Capital and, accordingly, may encounter certain conflicts of interest regarding investment and operational decisions.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of March 31, 2011, Wells Timberland REIT has no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

Wells Timberland REIT will also be dependent upon the ability of its customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on Wells Timberland REIT's results of operations.

9.	Subsequent Events

Sale of Shares of Common Stock

From April 1, 2011 through April 30, 2011, Wells Timberland REIT raised approximately $4.3 million through the issuance of approximately 0.4 million shares of common stock under the Follow-on Offering. As of April 30, 2011, approximately 192.0 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan. No proceeds were raised from the issuance of common stock under the 2010 German Offering from April 1, 2011 through April 30, 2011. As of April 30, 2011, approximately 9.5 million shares remained available for sale under the 2010 German Offering, exclusive of shares available under the distribution reinvestment plan.

Timberland Sale

On April 22, 2011, Wells Timberland REIT sold approximately 550 acres of HBU timberland for approximately $1.0 million. The cost basis of HBU timberland sold of approximately $0.6 million was used to pay down the Mahrt Loan pursuant to the credit agreement.

Change in Preferred Stock Dividend Rate

On May 9, 2011, the board of directors of Wells Timberland REIT approved a decrease in the annual dividend rate on the Series A and Series B preferred stock from 8.5% to 1%. For further information on the preferred stock of Wells Timberland REIT, refer to the financial statements and footnotes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010.

Stock Dividend Declaration
On May 9, 2011, the board of directors of Wells Timberland REIT declared a stock dividend for the third quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on June 16, 2011 and continuing through and including September 15, 2011. This dividend is to be distributed on a date during the month of September 2011 as the President of Wells Timberland REIT may determine.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. As of March 31, 2011, we owned interests in approximately 304,100 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland and leasing land-use rights to third parties. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale or our common stock under our Follow-On Offering on August 12, 2009. On April 1, 2011, our board of directors approved an extension of the termination date of the Follow-On Offering from August 6, 2011 to December 31, 2011. Our German Offering commenced in July 2008 and expired in December 2010. The 2010 German Offering commenced in March 2010, and, in the first quarter of 2011, was extended to August 6, 2011.

We continued receiving investor proceeds under our Follow-on Offering and the 2010 German Offering (the “Offerings”) through March 31, 2011. As of March 31, 2011, we have raised gross offering proceeds of approximately $250.4 million through the issuance of our common stock in our Public Offerings, approximately $8.5 million through the issuance of our common stock in the 2010 German Offering, and approximately $43.6 million through the issuance of our preferred stock to Wells REF.

On March 24, 2010, we entered into the Mahrt Loan. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the senior loan and the mezzanine loan, which were obtained in connection with the acquisition of the Mahrt Timberland, and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on LIBOR plus a margin of 250 to 400 basis points that varies based on the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. The Mahrt Loan may be voluntarily prepaid at any time.

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

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2011, we raised proceeds under our Offerings, net of commissions, fees, expenses, and redemptions, of approximately $9.2 million, substantially all of which was used to fund principal and interest payments on outstanding debt. All of the proceeds raised under our Offerings, net of fees and expenses, and net cash flows generated from our operations are required to be used to service the Mahrt Loan until obtainment of certain financial measures. As of April 30, 2011, the outstanding principal balance on the Mahrt Loan was approximately $153.1 million. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. We have met all other debt reduction requirements of the Mahrt Loan.

The Mahrt Loan contains restrictive covenants that prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. Once the Mahrt Loan has been reduced to a loan-to-collateral value ratio of less than 40%, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis. Future proceeds raised from the sale of our shares under our Offerings will be deemed available for investment in timberland and related assets, subject to certain restrictions, and available to fund capital expenditures, to pay down future outstanding borrowings, and to redeem preferred stock. In addition to those restrictive covenants discussed above, the Mahrt Loan requires us to maintain a minimum fixed-charge coverage ratio, as defined by the credit agreement, of 1.05:1.00. The Mahrt Loan does not, however, restrict our ability to pay stock dividends. Please refer to the “Distributions” section below for additional information regarding the declaration and issuance of stock dividends to our stockholders.

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

Short-Term Liquidity and Capital Resources

Net cash used in financing activities for the three months ended March 31, 2011 was approximately $3.0 million. During the three months ended March 31, 2011, we raised proceeds from the sale of common stock under our Offerings, net of commissions and fees, of approximately $9.2 million, approximately $0.2 million of which was used to fund redemptions of common stock and approximately $9.0 million of which was used to pay down the Mahrt Loan and to fund interest expense on the Mahrt Loan. We intend to continue to generate capital from the sale of common stock under our Offerings, which is required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the covenants restricting the acquisition of additional timberland properties will be removed and we can pursue additional timberland acquisitions.

Net cash used in operating activities for the three months ended March 31, 2011 was approximately $0.5 million, which is primarily comprised of operating expenses, interest expense, asset and forestry management fees, and general and administrative expenses in excess of receipts from timber sales and rental income from recreational leases. As required by the terms of the Mahrt Loan, the majority of our future net cash flow from operating activities will be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%, at which time the restrictive covenants that prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification will be removed.

During the three months ended March 31, 2011, net cash provided by investing activities was approximately $3.2 million, which was comprised of approximately $3.5 million of net funds released from escrow accounts required by lenders, offset by approximately $0.2 million invested in timber, timberland, and related assets. We expect to utilize the residual cash balance of approximately $8.5 million as of March 31, 2011 to satisfy current liabilities.

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

As of March 31, 2011, we were in compliance and expect to remain in compliance with the restrictive and financial covenants of the Mahrt Loan.

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

If sufficient equity or debt capital is not available, our future investments in timberland will be lower. Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of March 31, 2011, our debt-to-net assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 70%. Our board of directors may determine that it is in our best interest to pursue highly leveraged timberland acquisitions in order to enable us to more quickly acquire a diversified portfolio of timberland properties. As a result, we are not able to anticipate with any degree of certainty what our debt-to-net assets ratio will be in the near future.

Contractual Obligations and Commitments

All of the proceeds raised under our Offerings, net of fees and expenses, are required to be used to service the Mahrt Loan until it is reduced to a loan-to-collateral value ratio of less than 40%. See “—Liquidity and Capital Resources.” Our contractual obligations as of March 31, 2011 will become payable in the following periods:

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations	$156,795,873	$—	$—	$156,795,873	$—
Estimated interest on debt obligations(1)	20,462,155	4,574,290	10,274,343	5,613,522	—
Operating lease obligations	15,016,823	1,429,486	3,111,229	2,545,209	7,930,899
Due to affiliates(2)	27,305,874	—	27,305,874	—	—
Total	$219,580,725	$6,003,776	$40,691,446	$164,954,604	$7,930,899

(1)
Interest obligations are measured at the contractual rate for fixed-rate debt, or at the effectively-fixed rate for variable rate debt with interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swap.

(2)
The Mahrt Loan contains restrictive covenants that prohibit us from paying accrued amounts to Wells TIMO until reduction of the Mahrt Loan to a loan-to-collateral value ratio of less than 30%, which we expect to occur in one to two years.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. In the first quarter of 2011, average prices for pulpwood and sawtimber decreased by approximately 6% and 7%, respectively, compared to the first quarter of 2010, while average prices for chip-n-saw increased by approximately 7%. We achieved higher pulpwood and sawtimber prices during the first quarter of 2010 due to a wood supply shortage in both Georgia and Alabama caused by wet weather. For the three months ended March 31, 2011, our sawtimber harvest increased by approximately 11% compared to the same period in 2010, while our pulpwood and chip-n-saw harvests decreased by approximately 13% and 31%, respectively. The increase in our sawtimber harvest volume was primarily due to heavier cutting of expiring lease tracts. The decreases in pulpwood and chip-n-saw harvest volumes were due to planned reductions in order to optimize total volumes, product mix and future price realization.

Selected statistical and financial data for the Mahrt Timberland for the three months ended March 31, 2011 and 2010 is shown in the following tables:

	Three months Ended March 31,
	2011	2010
Timber sales volume (tons)
Pine pulpwood	187,249	224,565
Pine sawtimber	40,171	33,636
Chip-n-saw	33,787	48,731
Hardwood pulpwood	25,352	19,326
Hardwood sawtimber	12,894	14,110
	299,453	340,368
Net timber sales price (per ton)(1)
Pine pulpwood	$10.24	$10.60
Pine sawtimber	$25.02	$27.41
Chip-n-saw	$17.80	$16.59
Hardwood pulpwood	$8.70	$11.55
Hardwood sawtimber	$19.69	$21.17

(1)
Prices per ton are shown on a stumpage basis (i.e., net of logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010.

Comparison of the three months ended March 31, 2010 versus the three months ended March 31, 2011

Revenue. Revenues decreased from approximately $11.3 million for the three months ended March 31, 2010 to approximately $9.4 million for the three months ended March 31, 2011 due to a decrease in revenue from timber sales of approximately $1.1 million and a decrease in other revenue of approximately $0.8 million. Timber sales revenue decreased due to decreases in harvest volumes and timber prices. Other revenue decreased due to approximately $0.8 million of funds received from the Biomass Crop Assistance Program ("BCAP") during the first quarter of 2010. No funds were received from BCAP during the first quarter of 2011.

Details of timber sales by product for the three months ended March 31, 2010 and 2011 is shown in the following table:

	For the Three Months Ended March 31,	Changes attributable to:		For the Three Months Ended March 31,
	2010	Price	Volume	2011
Timber sales
Pine pulpwood	$5,825,618	$(53,193)	$(968,379)	$4,804,046
Pine sawtimber	1,476,605	(91,046)	286,902	1,672,461
Chip-n-saw	1,612,556	57,013	(494,544)	1,175,025
Hardwood pulpwood	541,934	(11,952)	168,936	698,918
Hardwood sawtimber	308,012	62,508	(26,536)	343,984
	$9,764,725	$(36,670)	$(1,033,621)	$8,694,434

We expect future revenue from timber sales related to the Mahrt Timberland to continue to decrease in 2011 as compared to 2010 based on aforementioned planned reductions in harvest volumes.

Operating expenses. Contract logging and hauling costs decreased approximately 9% from approximately $5.1 million for the three months ended March 31, 2010 to approximately $4.7 million for the three months ended March 31, 2011 due to a decrease of approximately 14% in delivered wood volume, offset by an increase in logging rates of approximately 5%. Depletion expense decreased approximately 25% from approximately $4.3 million for the three months ended March 31, 2010 to approximately $3.2 million for the same period in 2011 due to lower harvest volumes and a lower blended depletion rate. Our blended depletion rate decreased due to a shift in the source of our harvests from lease tracts to fee tracts, which are depleted at lower rates. Other operating expenses increased from approximately $0.6 million to approximately $0.7 million primarily due to increased reforestation expenditures on lease tracts in order to satisfy obligations under the lease agreement.

Prior to the acquisition of additional timber assets, contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes, while other operating expenses, land rent expense, and asset and forestry management fees are expected to remain relatively stable.

General and administrative expenses. General and administrative expenses increased approximately $0.2 million from approximately $1.2 million for the three months ended March 31, 2010 to approximately $1.4 million for the three months ended March 31, 2011, primarily due to increases in legal fees related to corporate matters. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $2.3 million for the three months ended March 31, 2010 to approximately $1.6 million for the three months ended March 31, 2011 as a result of lower principal balances outstanding on our debt facility and a lower weighted-average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. Our loss on interest rate swaps that do not qualify for hedge accounting treatment decreased to approximately $11,000 from approximately $0.3 million for the three months ended March 31, 2010. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the three months ended March 31, 2011. The decrease in loss was primarily due to a decrease in the notional amount under the swap contracts and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $4.8 million for the three months ended March 31, 2010 to approximately $4.5 million for the three months ended March 31, 2011, primarily as a result of an approximately $0.6 million decrease in interest expense and an approximately $0.3 million decrease in loss on interest rate swaps, offset by an approximately $0.5 million increase in operating loss. We sustained a net loss for the three months ended March 31, 2011, primarily as a result of incurring an operating loss of approximately $2.8 million and incurring interest expense of approximately $1.6 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the three months ended March 31, 2011 and 2010 was $0.21 and $0.28, respectively. As we continue to raise equity under our Offerings and generate cash flows from the operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

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

For the three months ended March 31, 2011, Adjusted EBITDA was approximately $0.4 million, an approximately $1.6 million decrease from the three months ended March 31, 2010, primarily due to decreases in revenue from timber sales and other revenues, offset by a decrease in contract logging and hauling costs.

Our reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2011 and 2010 follows:

	For the Three Months Ended March 31,
	2011	2010
Net loss	$(4,473,926)	$(4,841,340)
Add:
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(215,014)	(977,515)
Interest expense(1)	1,765,042	2,641,202
Depletion	3,223,660	4,307,430
Amortization(1)	163,533	928,082
Adjusted EBITDA	$463,295	$2,057,859

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
We declared a stock dividend for the first quarter of 2011 in the amount of 0.000055556 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on December 16, 2010 and continuing through and including March 15, 2011. Approximately 129,300 shares of our common stock were issued on March 15, 2011 pursuant to this declaration.
We declared a stock dividend for the second quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on March 16, 2011 and continuing through and including June 15, 2011. This stock dividend is to be distributed during June 2011. As of March 31, 2011, we had recognized an other liability in the accompanying consolidated balance sheets for the par value related to approximately 22,600 shares of our common stock pursuant to this declaration. No stock dividends were declared or distributed during the three months ended March 31, 2010.

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

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Timber Agreements with MeadWestvaco. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation; however, we have not noticed a significant impact from inflation on our revenues, net sales, or income from continuing operations.

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

Timber Assets

Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated amortization. We capitalize timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation; growing or purchases of seedlings; planting; fertilization; herbicide application; and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes; insect control; wildlife control; leases of timberlands; and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of timberland properties, we allocate the purchase price to tangible assets, consisting of timber and timberland, and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on our estimate of their fair values. The fair values of timber and timberland are determined based on available market information and estimated cash flow projections that utilize appropriate discount factors and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values are then allocated to timber and timberland based on our determination of the relative fair value of these assets.

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

(3)
Revenues from the sale of HBU timberland and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, Note 5, and Note 8 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Agreements;

•	Carbon Storage Agreement;

•	Placement Agent Agreements;

•	Amended Advisory Agreement;

•	Dealer-Manager Agreement; and

•	Structuring Agent Agreement.

Subsequent Events

Sale of Shares of Common Stock

From April 1, 2011 through April 30, 2011, we raised approximately $4.2 million through the issuance of approximately 0.4 million shares of our common stock under our Follow-On Offering. As of April 30, 2011, approximately 192.0 million shares remained available for sale to the public under our Follow-On Offering, exclusive of shares available under our distribution reinvestment plan. No proceeds were received from issuance of common stock under the 2010 German Offering from April 1, 2011through April 30, 2011. As of April 30, 2011, approximately 9.5 million shares remained available for sale under our 2010 German Offering, exclusive of shares available under the distribution reinvestment plan.

Timberland Sale

On April 22, 2011, we sold approximately 550 acres of HBU timberland for approximately $1.0 million. The cost basis of HBU timberland sold of approximately $0.6 million was used to pay down the Mahrt Loan pursuant to the credit agreement.

Change in Preferred Stock Dividend Rate

On May 9, 2011, our board of directors approved a decrease in the annual dividend rate on the Series A and Series B preferred stock from 8.5% to 1%. For further information on the preferred stock of Wells Timberland REIT, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Stock Dividend Declaration
On May 9, 2011, our board of directors declared a stock dividend for the third quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on June 16, 2011 and continuing through and including September 15, 2011. This dividend is to be distributed on a date during the month of September 2011 as our President may determine.

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

As of March 31, 2011, we had approximately $156.8 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the ratio of the amount outstanding on the loan to the value of the Mahrt Timberland at the time of determination. As of March 31, 2011, after consideration of the interest rate swap described below, approximately $110.3 million of the Mahrt Loan bears interest at an effectively variable rate. As of March 31, 2011, the weighted-average interest rate of the Mahrt Loan, after consideration of the interest rate swap, was 4.06%.

The terms of the Mahrt Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Rabobank Group (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap was effective on September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank Group based the following schedule:

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

Approximately $46.5 million of our total debt outstanding as of March 31, 2011 is subject to a fixed rate when coupled with the interest rate swap. As of March 31, 2011, this balance incurred interest expense at an average rate of 5.335%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of March 31, 2011, after consideration of the interest rate swap, approximately $110.3 million of our total debt outstanding is subject to a variable interest rate. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $1.1 million per year. The amount outstanding on our variable-rate debt facility in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the Mahrt Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2011, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011	—	—	—	(1)
February 2011	7,498	$9.74	7,498	(1)
March 2011	15,485	$9.69	15,485	(1)

(1)
Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010. Our share redemption plan, as amended, limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mahrt Loan prohibit us from making redemptions, other than upon the death or qualifying disability of a stockholder, until this loan is reduced to a loan-to-collateral value ratio of less than 40% (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that, during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. Our board of directors has approved a monthly, noncumulative reserve of $150,000 for death or qualifying disability redemptions of common stock. This reserve for March 2011 was exhausted; as such, we were unable to redeem approximately 3,097 shares that were tendered and eligible for redemption under our share redemption plan. These shares are expected to be redeemed in future periods where reserve is available.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS TIMBERLAND REIT, INC. (Registrant)

Date: May 9, 2011	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2011 FORM 10-Q OF
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

10.1
Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P. and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.2
Amendment No. 1 to Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated and filed on April 1, 2011)

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