Form 10-Q
period 2011-06-30
Wells Timberland REIT, Inc.
filed 2011-08-09
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-53193
WELLS TIMBERLAND REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s only
class of common stock, as of July 31, 2011: 28,528,379 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010. Wells Timberland REIT’s results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$6,423,908	$8,788,967
Restricted cash and cash equivalents	4,486,707	7,852,763
Accounts receivable	995,647	852,227
Prepaid expenses and other assets	325,225	626,888
Deferred financing costs, less accumulated amortization of $564,128 and $341,001 as of June 30, 2011 and December 31, 2010, respectively	1,812,172	1,866,919
Timber assets, at cost:
Timber and timberlands, net (Note 3)	333,593,972	340,003,739
Intangible lease assets, less accumulated amortization of $620,455 and $537,234 as of June 30, 2011 and December 31, 2010, respectively	416,398	499,619
Total assets	$348,054,029	$360,491,122

Liabilities:
Accounts payable and accrued expenses	$1,882,039	$2,722,366
Due to affiliates (Note 9)	27,520,717	25,764,365
Other liabilities	3,454,835	2,504,114
Note payable and line of credit (Note 4)	144,073,038	168,840,592
Total liabilities	176,930,629	199,831,437
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 30,097 and 32,128 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	39,341,311	40,950,259
Series B preferred stock, $1,000 liquidation preference; 10,750 and 11,500 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	13,136,860	13,698,473
Common stock, $0.01 par value; 900,000,000 shares authorized; 28,077,959 and 25,498,717 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	280,780	254,988
Additional paid-in capital	241,169,861	219,082,323
Accumulated deficit and distributions	(122,805,412)	(113,326,358)
Total stockholders’ equity	171,123,400	160,659,685
Total liabilities and stockholders’ equity	$348,054,029	$360,491,122
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Timber sales	$9,153,844	$9,842,724	$17,848,278	$19,607,449
Timberland sales	1,021,200	3,000	1,021,200	3,000
Other revenues	688,413	1,014,185	1,370,788	2,502,330
	10,863,457	10,859,909	20,240,266	22,112,779
Expenses:
Contract logging and hauling costs	5,299,559	5,164,530	9,961,306	10,305,252
Depletion	2,857,962	3,015,912	6,081,622	7,323,342
Cost of timberland sales	712,307	1,560	712,307	1,560
Advisor fees and expense reimbursements	204,803	1,582,163	1,843,958	3,219,899
Forestry management fees	687,776	715,327	1,376,982	1,433,054
General and administrative expenses	514,989	604,978	1,226,836	1,143,467
Land rent expense	588,338	500,629	1,123,438	1,072,559
Other operating expenses	629,618	756,184	1,360,351	1,395,706
	11,495,352	12,341,283	23,686,800	25,894,839
Operating loss	(631,895)	(1,481,374)	(3,446,534)	(3,782,060)
Other income (expense):
Interest income	617	1,468	1,754	2,097
Interest expense	(1,390,015)	(2,310,763)	(3,039,699)	(4,584,891)
Loss on interest rate swaps	(325,651)	(960,387)	(336,391)	(1,227,542)
	(1,715,049)	(3,269,682)	(3,374,336)	(5,810,336)
Net loss	(2,346,944)	(4,751,056)	(6,820,870)	(9,592,396)
Dividends to preferred stockholders	(446,836)	(924,555)	(1,361,231)	(1,838,950)
Net loss available to common stockholders	$(2,793,780)	$(5,675,611)	$(8,182,101)	$(11,431,346)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.10)	$(0.26)	$(0.30)	$(0.54)
Weighted-average common shares outstanding—basic and diluted	27,449,051	21,849,071	26,891,205	21,308,045
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	25,498,717	$254,988	43,628	$54,648,732	$219,082,323	$(113,326,358)	$160,659,685
Issuance of common stock	2,354,797	23,548	—	—	23,532,756	—	23,556,304
Issuance of stock dividends (Note 6)	264,610	2,646	—	—	2,655,523	(2,658,184)	(15)
Redemption of common stock	(40,165)	(402)	—	—	(388,599)	—	(389,001)
Dividends on preferred stock	—	—	—	1,361,231	(1,361,231)	—	—
Redemption of preferred stock (Note 7)	—	—	(2,781)	(3,531,792)	—	—	(3,531,792)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(2,070,679)	—	(2,070,679)
Other offering costs	—	—	—	—	(280,232)	—	(280,232)
Net loss	—	—	—	—	—	(6,820,870)	(6,820,870)
Balance, June 30, 2011	28,077,959	$280,780	40,847	$52,478,171	$241,169,861	$(122,805,412)	$171,123,400

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	19,460,028	$194,601	43,628	$50,940,352	$167,627,870	$(91,238,012)	$127,524,811
Issuance of common stock	2,224,990	22,249	—	—	22,210,989	—	22,233,238
Redemption of common stock	(28,100)	(281)	—	—	(280,719)	—	(281,000)
Dividends on preferred stock	—	—	—	1,838,950	(1,838,950)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(1,951,392)	—	(1,951,392)
Other offering costs	—	—	—	—	(263,266)	—	(263,266)
Net loss	—	—	—	—	—	(9,592,396)	(9,592,396)
Balance, June 30, 2010	21,656,918	$216,569	43,628	$52,779,302	$185,504,532	$(100,830,408)	$137,669,995
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(6,820,870)	$(9,592,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	6,081,622	7,323,342
Unrealized gain on interest rate swaps	(111,434)	(1,269,022)
Other amortization	107,227	101,743
Stock-based compensation expense	8,333	8,333
Noncash interest expense	223,127	988,066
Basis of timberland sold	628,229	763
Changes in assets and liabilities:
Increase in accounts receivable	(143,420)	(151,735)
Decrease (increase) in prepaid expenses and other assets	301,663	(220,792)
Decrease in accounts payable and accrued expenses	(788,514)	(166,941)
Increase in due to affiliates	1,828,448	3,219,899
Increase in other liabilities	1,062,140	1,480,254
Net cash provided by operating activities	2,376,551	1,721,514
Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(324,090)	(673,235)
Funds released from (invested in) escrow accounts	3,366,056	(443,945)
Net cash provided by (used in) investing activities	3,041,966	(1,117,180)
Cash Flows from Financing Activities:
Financing costs paid	(168,380)	(2,207,920)
Proceeds from notes payable	—	211,000,000
Repayments of senior loan	—	(201,852,588)
Repayments of mezzanine loan	—	(14,988,709)
Repayments of Mahrt loan	(24,767,554)	(11,026,543)
Issuance of common stock	23,352,636	21,988,813
Redemptions of common stock	(389,001)	(281,000)
Redemptions of preferred stock	(2,781,000)	—
Dividends paid on preferred stock redeemed	(750,792)	—
Commissions on stock sales and related dealer-manager fees paid	(1,901,813)	(1,759,205)
Other offering costs paid	(284,408)	(140,663)
Placement and structuring agent fees paid	(93,264)	—
Net cash (used in) provided by financing activities	(7,783,576)	732,185
Net (decrease) increase in cash and cash equivalents	(2,365,059)	1,336,519
Cash and cash equivalents, beginning of period	8,788,967	5,636,878
Cash and cash equivalents, end of period	$6,423,908	$6,973,397
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (unaudited)

1.	Organization

Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells Timberland REIT engages in the acquisition and ownership of timberland located throughout the United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 9).

As of June 30, 2011, Wells Timberland REIT owned approximately 221,600 acres of timberland and held long-term leasehold interests in approximately 80,900 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use (“HBU”) timberland, and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from its timberland.

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

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. As of June 30, 2011, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $88.6 million. On April 1, 2011, the board of directors of Wells Timberland REIT approved an extension of the termination date of the Follow-On Offering from August 6, 2011 to December 31, 2011.

From July 11, 2008 to December 31, 2010, Wells Timberland REIT offered up to 53.8 million shares of its common stock pursuant to Regulation S under the Securities Act (the “German Offering”) at $9.30 per share for an aggregate purchase price of up to $500.0 million through master purchase agreements with Wells TIMO, two German closed-

end funds, and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany. Wells Timberland REIT received net proceeds of $5,000 from the sale of its common stock under the German Offering.
Wells Timberland REIT has offered up to approximately 11.4 million shares of its common stock, of which approximately 10.4 million shares were offered in a primary offering to non-U.S. persons at a price per share of $9.65, and up to approximately 1.0 million shares of common stock were reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55, in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”). In the Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% sales commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, Wells Timberland REIT sells shares of its common stock at a price per share of $9.65. No sales commission or dealer manager fee is paid in connection with the 2010 German Offering; however, Wells Timberland REIT pays a transaction fee of $0.25 per share purchased in the 2010 German Offering to its placement agents (see Note 5), and a structuring agent fee to Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), of $0.20 per share (see Note 9). Wells Real Estate Funds, Inc. (“Wells REF”), which is the owner of Wells Capital, Wells Timberland REIT’s sponsor, indirectly owns a majority interest in Wells Germany. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the 2010 German Offering, Wells Timberland REIT receives net proceeds (before expenses) of $9.20 per share, which is greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the sales commission and dealer-manager fee. In addition to the transaction fees, Wells Timberland REIT pays an annual account maintenance fee of $0.02 per share purchased in the 2010 German Offering to its placement agents. Discounts are available to certain investors. The 2010 German Offering expired on August 6, 2011. As of June 30, 2011, Wells Timberland REIT had raised approximately $8.5 million from the sale of approximately 0.9 million shares under the 2010 German Offering.
As of June 30, 2011, Wells Timberland REIT has raised gross offering proceeds from the sale of common stock under the Initial Public Offering, the Follow-On Offering (collectively, the “Public Offerings”), the German Offering, and the 2010 German Offering of approximately $271.9 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $21.9 million, other organization and offering expenses of approximately $0.9 million, approximately $0.4 million in placement and structuring agent fees, and common stock redemptions of approximately $1.8 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $246.9 million, which was used to partially fund the Mahrt Timberland acquisition, service acquisition-related debt, and redeem shares of its preferred stock. As of June 30, 2011, Wells Timberland REIT has incurred other organization and offering costs related to the Public Offerings of approximately $3.2 million, of which approximately $2.3 million is deferred by the terms of Wells Timberland REIT's loan agreement until after reduction of the mortgage to a 30% loan-to-collateral value ratio.

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

As of June 30, 2011 and December 31, 2010, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $1.4 million and $1.5 million, respectively, in other liabilities. The detail of loss on interest rate swaps is provided below for the three months and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Noncash (loss) gain on interest rate swaps	$(103,580)	$291,507	$111,434	$1,269,022
Net payments on interest rate swaps	(222,071)	(1,251,894)	(447,825)	(2,496,564)
Loss on interest rate swaps	$(325,651)	$(960,387)	$(336,391)	$(1,227,542)

Stock Dividends

Stock dividends are assigned a value based on share offering prices under Wells Timberland REIT’s respective offerings and recorded within accumulated deficit and distributions. The par value of a stock dividend declared and issued is recorded as common stock and the remaining value is recorded as additional paid-in capital. The par value of a stock dividend declared but not issued is recorded as other liabilities in the accompanying consolidated balance sheets and the remaining value is recorded as additional paid-in capital. Basic and diluted per share information presented in the accompanying consolidated statements of operations is retroactively adjusted for all periods presented to reflect the impact of the additional shares of common stock issued and outstanding as a result of a stock dividend (see Note 6).

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
As of January 1, 2009, the beginning of the taxable year in which Wells Timberland REIT qualified for and elected to be taxed as a REIT, or its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $40.1 million. Wells Timberland REIT elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any timber assets it holds at the REIT commencement date, if disposed of within the ten-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the least of (a) the excess of the fair market value of the timber assets disposed of as of the REIT commencement date over its basis in the timber assets as of the REIT commencement date (the built-in gain with respect to that timberland as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its timber assets as of the REIT commencement date not already recognized during the ten-year period. At December 31, 2010, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $84.3 million and $69.8 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains.

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

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,396,755	$—	$1,396,755	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,508,189	$—	$1,508,189	$—

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to fair value measurements and disclosures. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells Timberland REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells Timberland REIT on January 1, 2011. The adoption of the guidance did not have a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definitions of fair value, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 is effective for Wells Timberland REIT on December 15, 2011. Wells Timberland REIT expects that the adoption of ASU 2011-04 will not have a material impact on its consolidated financial statements or disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 is effective for Wells Timberland REIT on December 15, 2012. Wells Timberland REIT expects that the adoption of ASU 2011-05 will not have a material impact on its consolidated financial statements or disclosures.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation.

3.	Timber and Timberlands

As of June 30, 2011 and December 31, 2010, timber and timberlands consisted of the following, respectively:

	As of June 30, 2011
	Gross	Accumulated Depletion or Amortization	Net
Timber	$175,506,825	$6,081,622	$169,425,203
Timberlands	163,901,017	—	163,901,017
Mainline roads	359,689	91,937	267,752
Timber and timberlands	$339,767,531	$6,173,559	$333,593,972

	As of December 31, 2010
	Gross	Accumulated Depletion or Amortization	Net
Timber	$189,761,724	$14,338,444	$175,423,280
Timberlands	164,326,628	—	164,326,628
Mainline roads	321,762	67,931	253,831
Timber and timberlands	$354,410,114	$14,406,375	$340,003,739

During the three months ended June 30, 2011 and 2010, Wells Timberland REIT sold approximately 552 acres and two acres, respectively, of HBU timberland for approximately $1.0 million and $3,000, respectively. Wells Timberland REIT did not sell any HBU timberland during the first quarter of 2011 and 2010.

4.	Note Payable and Line of Credit

Note Payable

Wells Timberland REIT entered into a five-year senior loan agreement for $211.0 million with CoBank, ACB (“CoBank”) and Wells Fargo Securities, LLC (“Wells Fargo”) serving as co-lead lenders and CoBank serving as administrative agent (the “Mahrt Loan”) on March 24, 2010. Proceeds from the Mahrt Loan were used to refinance the outstanding balances due on the senior and mezzanine loans obtained in connection with the acquisition of the Mahrt Timberland and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin of 2.5% to 4.0% that varies based upon the loan-to-collateral value ratio at the time of determination. The loan-to-collateral value ratio, as amended, is defined as the ratio, expressed as a percentage, of (a) the outstanding principal amount of all loans outstanding under a second amendment to the Mahrt Loan agreement (the “Amended Mahrt Loan Agreement”) as of the measurement date, less certain amounts permitted to be set aside under the terms of the Amended Mahrt Loan Agreement for working capital and other purposes and any cash balances accumulated to fund distributions or future acquisitions, to (b) the value of the timberland assets, as determined in accordance with the Amended Mahrt Loan Agreement (the “LTV Ratio”).The Mahrt Loan may be voluntarily prepaid at any time. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. Wells Timberland REIT has met all other debt reduction requirements of the Mahrt Loan.

During the three months and six months ended June 30, 2011, Wells Timberland REIT paid down the Mahrt Loan by approximately $12.7 million and $24.8 million, respectively, which reduced the outstanding principal balance of the Mahrt Loan to approximately $144.1 million.

Line of Credit

On June 10, 2011, Wells Timberland REIT entered into a $15.0 million secured revolving credit facility (the “Mahrt Credit Facility”) with three of the Mahrt Loan lenders (the “Lenders”) pursuant to the Amended Mahrt Loan Agreement. Under the Mahrt Credit Facility, Wells Timberland REIT may borrow up to $15.0 million, subject to availability as described below. This amount may be increased from time to time by up to $5.0 million; however, no increase is permitted if after giving effect to the increase, Wells Timberland REIT would no longer be in compliance with certain financial covenants set forth in the Amended Mahrt Loan Agreement, or if the increase would cause an event of default under the Amended Mahrt Loan Agreement. Wells Timberland REIT may voluntarily reduce the amount permitted to be borrowed under the Mahrt Credit Facility in minimum amounts of $1.0 million. The Lenders may reduce the amount permitted to be borrowed by any amounts previously repaid or prepaid under the Mahrt Credit Facility if Wells Timberland REIT’s LTV Ratio is greater than 50%.

Loans under the Mahrt Credit Facility bear interest at either a base rate or LIBOR rate. The minimum amount that may be borrowed for a base rate loan is $0.5 million and an integral multiple of $0.1 million, or, if less, the remaining amount available under the Mahrt Credit Facility. The minimum amount that may be borrowed for a LIBOR rate loan is $1.0 million and an integral multiple of $1.0 million. Base rate loans bear interest at the higher of (1) the prime rate, as defined, or (2) one-month LIBOR plus 1.5%. LIBOR rate loans bear interest at one-, two-, or three-month LIBOR (depending upon the applicable term of the loan) plus a range of 2.5% to 4.0% depending on Wells Timberland REIT's then-current LTV Ratio.

The Mahrt Credit Facility terminates upon the earliest of (1) the occurrence of an event of default under the Amended Mahrt Loan Agreement, (2) the reduction of all amounts permitted to be borrowed under the Mahrt Credit Facility (either by Wells Timberland REIT or by the Lenders), or (3) March 24, 2015.

As of June 30, 2011, no amounts had been borrowed under the Mahrt Credit Facility.

Mandatory Prepayments and Loan Covenants

The Mahrt Loan and Mahrt Credit Facility (collectively, the “Mahrt Debt”) are subject to mandatory prepayment from proceeds generated from the sale or other disposition of the Mahrt Timberland equal to the allocated cost basis of the disposed timberland. Additional repayments are required from net proceeds of Wells Timberland REIT's offerings and any proceeds generated from the sales or other dispositions of timber during any period that Wells Timberland REIT’s LTV Ratio exceeds 40%.

The Amended Mahrt Loan Agreement contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times;

•	limits our LTV Ratio to 50% or less; and

•
requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Debt during any time the LTV Ratio is 30% or greater. Once the LTV Ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Debt.

As of June 30, 2011, Wells Timberland REIT was in compliance and expects to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

Interest Paid and Fair Value of Outstanding Debt

During the three months and six months ended June 30, 2011 and 2010, after consideration of interest rate swaps, Wells Timberland REIT made the following interest payments on its borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Mahrt loan	$1,517,251	$3,417,103	$3,286,993	$3,600,263
Senior loan	—	—	—	2,232,611
Mezzanine loan	—	—	—	295,281
	$1,517,251	$3,417,103	$3,286,993	$6,128,155

As of June 30, 2011, the weighted-average interest rate of the Mahrt Loan, after consideration of the interest rate swap, was 3.76%. As of June 30, 2011 and December 31, 2010, the estimated fair value of Wells Timberland REIT's note payable was approximately $144.1 million and $168.8 million, respectively. The fair value of outstanding note payable was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of June 30, 2011. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

Carbon Storage Agreement

Wells Timberland REIT has entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange pursuant to the Carbon Storage Agreement. Wells Timberland REIT did not recognize revenue related to the Carbon Storage Agreement during the three months and six months ended June 30, 2011 and 2010.

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
Pursuant to the placement agent agreements, Wells Timberland REIT engaged Viscardi and Renalco to act as Wells Timberland REIT's placement agents in connection with one or more sales by Wells Timberland REIT to potential purchasers (collectively, the “Purchasers”) that are identified by Viscardi or Renalco (each, a “Transaction” and together, the “Transactions”) in the 2010 German Offering.
Pursuant to the placement agent agreements, Viscardi and Renalco serve as Wells Timberland REIT’s placement agents in connection with the Transactions identified by Viscardi and Renalco and will provide ongoing account maintenance and administrative services with respect to these Purchasers. In their capacity as placement agents, Viscardi and Renalco must use reasonable efforts to identify Purchasers for the shares and assist Wells Timberland REIT in effecting a Transaction. In no event are Viscardi or Renalco obligated to purchase the shares for their own accounts or for the accounts of their affiliates or customers. In connection with the appointment as placement agents, Viscardi and Renalco shall, to the extent appropriate and requested by Wells Timberland REIT: (i) assist Wells Timberland REIT with communications to be provided to prospective Purchasers; (ii) assist Wells Timberland REIT in structuring the financial aspects of the Transaction; (iii) identify and contact selected potential Purchasers of the shares and furnish them, on behalf of Wells Timberland REIT, with copies of the private placement memorandum; (iv) conduct all sales and marketing activities with respect to the Transactions in accordance with the terms of the placement agent agreements and Regulation S under the Securities Act; and (v) with respect to the period following the consummation of a Transaction, provide ongoing account maintenance and administrative services, including, without limitation, serving as administrators for Wells Timberland REIT’s unregistered distribution reinvestment plan and share redemption plan offered in connection with shares of common stock sold in these Transactions. Wells Timberland REIT pays a placement agent fee to Viscardi or Renalco of $0.25 per share purchased in the 2010 German Offering. In addition to the placement agent fee, Wells Timberland REIT pays an annual account maintenance fee to Viscardi or Renalco of $0.02 per share purchased in the 2010 German Offering.

Certain obligations under the placement agent agreements will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on an exchange (as defined by the Exchange Act) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018. Wells Timberland REIT did not incur any placement agent fees during the three months and six months ended June 30, 2010. During the three months and six months ended June 30, 2011, Wells Timberland REIT incurred approximately $4,400 and $8,700, respectively, of annual account maintenance fees under the placement agent agreements.

Litigation

From time to time, Wells Timberland REIT is a party to legal proceedings that arise in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. Wells Timberland REIT records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells Timberland REIT accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Wells Timberland REIT accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells Timberland REIT discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells Timberland REIT discloses the nature and estimate of the possible loss of the litigation Wells Timberland REIT does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote.

Wells Timberland REIT is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells Timberland REIT. Wells Timberland REIT is not aware of any legal proceedings contemplated by governmental authorities.

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
On February 28, 2011, Wells Timberland REIT declared a stock dividend for the second quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on March 16, 2011 and continuing through and including June 15, 2011. Approximately 135,300 shares of Wells Timberland REIT’s common stock were issued on June 15, 2011 pursuant to this declaration.
On May 9, 2011, Wells Timberland REIT declared a stock dividend for the third quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on June 16, 2011 and continuing through and including September 15, 2011. This stock dividend is to be distributed during September 2011. As of June 30, 2011, Wells Timberland REIT had recognized an other liability in the accompanying consolidated balance sheets for the par value related to approximately 23,670 shares of Wells Timberland REIT’s common stock pursuant to this declaration.
No stock dividends were declared or distributed during the three months and six months ended June 30, 2010.

7.    Redemption of Preferred Stock

Between October 2007 and December 2009, Wells Timberland REIT issued 32,128 shares of Series A preferred stock and 11,500 shares of Series B preferred stock to Wells REF, an affiliate of Wells Timberland REIT, in exchange for approximately $32.1 million and $11.5 million, respectively, or $1,000 per share. In October 2008, Wells REF, as guarantor of Wells Timberland REIT’s mezzanine loan, transferred 450 shares of the Series A preferred stock and 150 shares of the Series B preferred stock to an affiliate of Wells Fargo Bank, N.A. in connection with an amendment to the mezzanine loan agreement.

On May 9, 2011, Wells Timberland REIT redeemed the 450 shares of Series A preferred stock and 150 shares of Series B preferred stock held by the affiliate of Wells Fargo Bank, N.A. for approximately $0.7 million, including accrued dividends of approximately $0.1 million. Also on May 9, 2011, Wells REF, as the sole holder of the Series A preferred stock and Series B preferred stock after the redemption of the shares held by Wells Fargo, consented to the waiver of the daily accrual of dividends on the Series A preferred stock and Series B preferred stock at an annual rate of 8.5%, provided that from and after May 9, 2011, the dividends on the Series A preferred stock and Series B preferred stock will continue to accrue at an annual rate of 1%. In exchange for this reduction in the annual dividend rate, the board of directors of Wells Timberland REIT approved the redemption of the Series A preferred stock and Series B preferred stock held by Wells REF using up to 40% of the net proceeds from the Follow-on Offering (after the payment of offering expenses, including selling commissions and the dealer-manager fee), provided that the amount of Series A preferred stock and Series B preferred stock redeemed per month from Wells REF not to exceed $2.0 million. The Series A preferred stock and Series B preferred stock will be redeemed at the original issue price of $1,000 per share plus all accrued but unpaid dividends.

As of June 30, 2011, Wells Timberland REIT had redeemed 2,031 shares of the Series A preferred stock and 750 shares of the Series B preferred stock for an aggregate redemption price of approximately $3.5 million, consisting of approximately $2.8 million in original issue price and approximately $0.7 million in accrued dividends. Approximately 30,097 and 10,750 shares of Series A preferred stock and Series B preferred stock, respectively, remained outstanding as of June 30, 2011, with accrued but unpaid dividends of approximately $11.6 million included in preferred stock in the accompanying consolidated statements of stockholders’ equity.

8.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended June 30,
	2011	2010
Issuance of stock dividends	$2,643,033	—
Dividends accrued on preferred stock	$1,361,231	$1,838,950
Discounts applied to issuance of common stock	$195,335	$236,092
Stock dividends payable to stockholders – additional paid-in capital	$15,136	—
Stock dividends payable to stockholders – par value	$15	—
Other offering costs due to affiliate	—	$115,387
Issuance of stock-based compensation	—	$25,000

9.     Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO, a wholly owned subsidiary of Wells Capital. On April 1, 2011, the board of directors of Wells Timberland REIT approved an amendment to the Advisory Agreement (the “Advisory Agreement Amendment”), which amended certain provisions related to fees and expense reimbursements. Prior to April 1, 2011, Wells TIMO was entitled to the following fees and reimbursements pursuant to the Advisory Agreement:

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

Beginning April 1, 2011, pursuant to the Advisory Agreement Amendment, the amount of asset management fees and operating expense reimbursements would be limited to the least of: (1) the amounts noted above pursuant to the Advisory Agreement, (2) 1.5% of assets under management, as defined by the Advisory Agreement Amendment, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Free cash flow is defined as EBITDA (as defined in the Amended Mahrt Loan Agreement), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT’s outstanding preferred stock), less any cash proceeds from the sales of Wells Timberland REIT’s properties equal to the cost basis of the properties sold. The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement Amendment remain unchanged. No payments will be permitted under the Advisory Agreement Amendment if they would cause a default under the Amended Mahrt Loan Agreement.

Effective July 11, 2011, the Advisory Agreement and Advisory Agreement Amendment were renewed through July 10, 2012, upon terms identical to those in effect through July 10, 2011. The Advisory Agreement, as amended by the Advisory Agreement Amendment, has a one year term and may be renewed for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010.

Under the terms of the Advisory Agreement, as amended by the Advisory Agreement Amendment, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of June 30, 2011, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $1.1 million related to the Follow-On Offering, the sum of which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of June 30, 2011, Wells TIMO and its affiliates have incurred aggregate organization and offering expenses related to Wells Timberland REIT's Follow-On Offering of approximately $5.1 million.

The Amended Mahrt Loan Agreement contains restrictive covenants that prohibit Wells Timberland REIT from paying certain accrued fees and expenses, including asset management fees, administrative expense reimbursements, and a substantial portion of organization and offering cost reimbursements, to Wells TIMO until reduction of the Mahrt Debt to a LTV Ratio of less than 30%. These amounts are recorded as due to affiliates in the accompanying consolidated balance sheets.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Advisor fees and expense reimbursements	$204,803	$1,582,163	$1,843,958	$3,219,899
Commissions(1)(2)	802,705	666,966	1,467,470	1,342,957
Dealer-manager fees(1)	224,043	192,162	407,874	372,343
Other offering costs(1)	155,968	133,916	280,232	263,266
Disposition fees	22,774	60	22,774	60
Total	$1,410,293	$2,575,267	$4,022,308	$5,198,525

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions have been re-allowed to participating broker/dealers through June 30, 2011.

For the three months ended June 30, 2011, advisor fees and expense reimbursements were approximately $0.2 million, as determined by the free cash flow calculation. Prior to April 1, 2011, fees and reimbursements incurred pursuant to the Advisory Agreement were classified as related-party asset management fees and general and administrative expenses in the consolidated statements of operations. Subsequent to April 1, 2011, fees incurred pursuant to the Advisory Agreement Amendment are classified as advisor fees and expense reimbursements in the consolidated statements of operations since the amounts are not necessarily based on assets under management or reimbursable operating expenses. Prior period amounts, as reported, have been reclassified to conform to current period presentation to ensure consistency and comparability.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Advisor fees and expense reimbursements due to Wells TIMO	$24,228,652	$22,384,694
Other offering cost reimbursements due to Wells TIMO	2,226,204	2,230,380
Operating expense reimbursements due to Wells TIMO	1,067,691	1,067,691
Commissions on stock sales and related dealer-manager fees due (from) to WIS	(1,830)	24,639
Structuring agent fees due to Wells Germany	—	41,451
Disposition fees due to Wells TIMO	—	15,510
Total	$27,520,717	$25,764,365

Conflicts of Interest

As of June 30, 2011, Wells TIMO had 10 employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, as amended by the Advisory Agreement Amendment, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of June 30, 2011, Wells Timberland REIT has no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

10.    Subsequent Events

Sale of Shares of Common Stock

From July 1, 2011 through July 31, 2011, Wells Timberland REIT raised approximately $4.5 million through the issuance of approximately 0.5 million shares of common stock under the Follow-on Offering. As of July 31, 2011, approximately 190.6 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan. No proceeds were raised from the issuance of common stock under the 2010 German Offering from July 1, 2011 through August 6, 2011.

Stock Dividend Declaration

On August 8, 2011, the board of directors of Wells Timberland REIT declared a stock dividend for the fourth quarter of 2011 in the amount of 0.000054945 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on its books at the close of business on each day during the period commencing on September 16, 2011 and continuing through and including December 15, 2011. This dividend is to be distributed during December 2011.

Acquisition

On July 15, 2011, Wells Timberland REIT acquired fee-simple interest in approximately 440 acres of timberland located in Barbour County, Alabama, in which it previously held a leasehold interest, for approximately $264,000, exclusive of closing costs.

Charter Amendment

On August 8, 2011, at the annual meeting of Wells Timberland REIT, its stockholders approved Articles of Amendment to the Fifth Articles of Amendment and Restatement to Wells Timberland REIT's charter, which lowers the maximum amount of leverage that Wells Timberland REIT is permitted to have in relation to its net assets to 200% effective immediately.

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

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. As of June 30, 2011, we owned interests in approximately 302,500 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland and leasing land-use rights to third parties. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale or our common stock under our Follow-On Offering on August 12, 2009. On April 1, 2011, our board of directors approved an extension of the termination date of the Follow-On Offering from August 6, 2011 to December 31, 2011. Our German Offering commenced in July 2008 and expired in December 2010. The 2010 German Offering commenced in March 2010 and expired on August 6, 2011.

We continued receiving investor proceeds under our Follow-on Offering and the 2010 German Offering (the “Offerings”) through June 30, 2011. As of June 30, 2011, we have raised gross offering proceeds of approximately $263.4 million through the issuance of our common stock in our Public Offerings, approximately $8.5 million through the issuance of our common stock in the 2010 German Offering, and approximately $43.6 million through the issuance of our preferred stock to Wells REF.

On March 24, 2010, we entered into the Mahrt Loan. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the senior loan and the mezzanine loan, which were obtained in connection with the acquisition of the Mahrt Timberland, and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on LIBOR plus a margin of 2.5% to 4.0% that varies based on the LTV Ratio at the time of determination. On June 10, 2011, we entered into the Mahrt Credit Facility, which allows us to borrow up to $15.0 million, subject to availability. The Mahrt Credit Facility bears interest an adjustable rate based on either the prime rate, as defined, or one-, two-, or three-month LIBOR plus a range of 1.5% to 4.0% depending on the type of loan and our then-current LTV Ratio. As of June 30, 2011, no amounts had been borrowed under the Mahrt Credit Facility. The Mahrt Loan and Mahrt Credit Facility may be voluntarily prepaid at any time.

Our most significant risks and challenges include our ability to continue to raise a sufficient amount of equity that will allow us to repay the Mahrt Debt and to further diversify our portfolio of timber assets. To the extent that significant funds are not raised, we may not be able to repay the Mahrt Debt or achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2011, we raised proceeds under our Offerings, net of commissions, fees, expenses, and redemptions, of approximately $20.8 million, the majority of which was used to fund principal on outstanding debt. As of July 31, 2011, the outstanding principal balance on the Mahrt Debt was approximately $141.3 million. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. We have met all other debt reduction requirements of the Mahrt Loan.

All of the proceeds raised under our Offerings, net of fees and expenses, and net cash flows generated from our operations were required to be used to service the Mahrt Loan until obtainment of certain financial measures, including a loan-to-collateral value, or LTV Ratio, of less than 40%. We reduced our LTV Ratio to below 40% in April 2011. On May 9, 2011, Wells REF, as the sole holder of our preferred stock after the redemption of 600 shares of preferred stock held by an affiliate of Wells Fargo Bank, N.A., consented to a reduction in the annual dividend rate on the preferred stock from 8.5% to 1%. In exchange for this reduction, our board of directors approved the redemption of our preferred stock held by Wells REF using up to 40% of the net proceeds from the Follow-On Offering, provided that the amount of preferred stock redeemed per month from Wells REF not exceed $2.0 million. The preferred stock will be redeemed at the original issue price of $1,000 per share plus all accrued but unpaid dividends.

Prior to our obtaining certain financial measures, the Mahrt Loan prohibited us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. So long as our LTV Ratio remains below 40% and we maintain a minimum fixed-charge coverage ratio, as defined, of 1.05:1:00, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis. In addition, future proceeds raised from the sale of our shares under our Offerings will be available for investment in timberland and related assets, subject to certain restrictions, and will be available to fund capital expenditures, to pay down future outstanding borrowings, and to redeem preferred stock.

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

Short-Term Liquidity and Capital Resources

Net cash used in financing activities for the six months ended June 30, 2011 was approximately $7.8 million. During the six months ended June 30, 2011, we raised proceeds from the sale of common stock under our Offerings, net of commissions and fees, of approximately $21.1 million, of which approximately $17.2 million was used to pay down the Mahrt Loan and approximately $0.4 million was used to fund redemptions of common stock. During the six months ended June 30, 2011, we used approximately $3.5 million of net proceeds raised under our Offerings to redeem 2,781 shares of our preferred stock, including $0.7 million of accrued dividends. Over the short-term, we intend to continue to generate capital from the sale of common stock under our Follow-On Offering and use the net proceeds to repay outstanding borrowings, to repurchase shares of our common stock under our share redemption plan, and to redeem shares of our outstanding preferred stock.

Net cash provided by operating activities for the six months ended June 30, 2011 was approximately $2.4 million, which is primarily comprised of receipts from timber and timberland sales and rental income from recreational leases in excess of operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses. We intend to use future cash flow from operating activities, after payments of operating expenses and certain capital expenditures, to make additional prepayments on the Mahrt Loan and repay amounts due to affiliates.

During the six months ended June 30, 2011, net cash provided by investing activities was approximately $3.0 million, which was comprised of approximately $3.4 million of net funds released from escrow accounts required by lenders, offset by approximately $0.3 million invested in timber, timberland, and related assets. We expect to utilize the residual cash balance of approximately $6.4 million as of June 30, 2011 to satisfy current liabilities.

The Amended Mahrt Loan Agreement contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times;

•	limits our LTV Ratio, as defined, to 50% or less; and

•
requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Debt during any time the LTV Ratio is 30% or greater. Once the LTV Ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Debt.

As of June 30, 2011, we were in compliance and expect to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. Our principal demands for capital include repayment of debt; operating expenses, including interest expense on any outstanding indebtedness; and distributions.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a substantial portion of cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland, to repay amounts due to affiliates and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Proceeds generated from future debt financings may be used to fund capital expenditures, to pay down existing and future borrowings, and to redeem preferred stock.

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of June 30, 2011, our debt-to-net assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 61%. Our debt-to-net asset ratio will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised and net cash flows from operations. As a result, we are not able to anticipate with any degree of certainty what our debt-to-net assets ratio will be in the near future.

Contractual Obligations and Commitments

As of June 30, 2011, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations	$144,073,038	$—	$—	$144,073,038	$—
Estimated interest on debt obligations(1)	15,137,579	2,798,936	8,118,278	4,220,365	—
Operating lease obligations	14,749,249	390,105	3,186,744	2,699,889	8,472,511
Due to affiliates(2)	27,520,717	—	27,520,717	—	—
Total	$201,480,583	$3,189,041	$38,825,739	$150,993,292	$8,472,511

(1)
Interest obligations are measured at the contractual rate for fixed-rate debt, or at the effectively-fixed rate for variable rate debt with interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swap.

(2)
The Amended Mahrt Loan Agreement contains restrictive covenants that prohibit us from paying accrued amounts to Wells TIMO until reduction of the Mahrt Debt to a LTV Ratio of less than 30%, which we expect to occur in one to two years.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. In the second quarter of 2011, average stumpage prices for pulpwood, sawtimber, and chip-n-saw decreased by approximately 14%, 10%, and 1%, respectively, compared to the second quarter of 2010. During the six months ended June 30, 2011, average stumpage prices for pulpwood and sawtimber decreased by approximately 10% and 8%, respectively, compared to the six months ended June 30, 2010, while average stumpage prices for chip-n-saw increased by approximately 5%. We achieved higher pulpwood and sawtimber prices during the first three and six months of 2010 due to a wood supply shortage in both Georgia and Alabama caused by wet weather. During the three months and six months ended June 30, 2011, our overall harvest volume decreased by approximately 7% and 10%, respectively, compared to the same periods in 2010, primarily due to planned harvest reductions in order to optimize total volumes, product mix, and future price realization.

Selected statistical and financial data for the Mahrt Timberland for the three months and six months June 30, 2011 and 2010 is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Timber sales volume (tons)
Pine pulpwood	232,482	255,174	419,731	479,739
Pine sawtimber	32,824	28,633	72,995	62,269
Chip-n-saw	17,511	31,124	51,298	79,855
Hardwood pulpwood	25,687	22,823	51,039	42,149
Hardwood sawtimber	20,284	17,198	33,178	31,308
	328,788	354,952	628,241	695,320
Net timber sales price (per ton)(1)
Pine pulpwood	$9.47	$10.49	$9.81	$10.54
Pine sawtimber	$23.74	$25.43	$24.44	$26.50
Chip-n-saw	$15.86	$16.07	$17.14	$16.39
Hardwood pulpwood	$7.18	$13.64	$7.93	$12.69
Hardwood sawtimber	$18.75	$22.15	$19.11	$21.71
Timberland sales
Gross sales	$1,021,200	$3,000	$1,021,200	$3,000
Sales volumes (acres)	552	2	552	2
Sales price (per acre)	$1,850	$1,500	$1,850	$1,500

(1)
Prices per ton are shown on a stumpage basis (i.e., net of logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2011 and 2010.

Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2011

Revenue. Revenues remained stable at approximately $10.9 million for the three months ended June 30, 2011 due to a decrease in revenue from timber sales of approximately $0.7 million and a decrease in other revenue of approximately $0.3 million, offset by an increase in timberland sales of approximately $1.0 million. Timber sales revenue decreased due to decreases in harvest volumes and timber prices. Revenues from Timberland sales increased because we sold approximately 552 acres of HBU timberland during the three months ended June 30, 2011 as compared to approximately two acres during the same period in 2010. Other revenue decreased due to approximately $0.3 million of funds received from the Biomass Crop Assistance Program (“BCAP”) during the second quarter of 2010; no funds were received from BCAP during the second quarter of 2011.

Details of timber sales by product for the three months ended June 30, 2010 and 2011 is shown in the following table:

	For the Three Months Ended June 30,	Changes attributable to:		For the Three Months Ended June 30,
	2010	Price	Volume	2011
Timber sales
Pine pulpwood	$6,506,592	$220,234	$(578,301)	$6,148,525
Pine sawtimber	1,222,776	(56,685)	179,137	1,345,228
Chip-n-saw	1,014,614	23,150	(443,755)	594,009
Hardwood pulpwood	708,684	(111,737)	88,897	685,844
Hardwood sawtimber	390,058	(79,803)	69,983	380,238
	$9,842,724	$(4,841)	$(684,039)	$9,153,844

We expect future revenue from timber sales related to the Mahrt Timberland to continue to decrease in 2011 as compared to 2010 based on aforementioned planned reductions in harvest volumes.

Operating expenses. Contract logging and hauling costs remained stable at approximately $5.3 million for the three months ended June 30, 2011 as compared to approximately $5.2 million for the three months ended June 30, 2010 as a result of a decrease of approximately 3% in delivered wood volume, offset by an increase in logging rates of approximately 4% due to higher fuel costs and longer hauling distance. Depletion expense decreased approximately 5% from approximately $3.0 million for the three months ended June 30, 2010 to approximately $2.9 million for the same period in 2011 primarily due to a decrease in harvest volumes. Cost of timberland sales increased by approximately $0.7 million due to selling more HBU timberland than in the same period in 2010. Advisor fees and expense reimbursements decreased from approximately $1.6 million for the three months ended June 30, 2010 to approximately $0.2 million for the three months ended June 30, 2011 due to an amendment to the Advisory Agreement that limits the amount of asset management fees and operating expense reimbursements to the least of (1) the amounts owned under the Advisory Agreement, (2) 1.5% of assets under management, as defined in the Advisory Agreement Amendment, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Other operating expenses decreased from approximately $0.7 million to approximately $0.6 million primarily due to lower property tax expense as a result of property tax appeals.

Prior to the acquisition of additional timber assets, contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes, while forestry management expense, land rent expense, and other operating expenses are expected to remain relatively stable. Advisor fees and expense reimbursements are expected to directly correlate to the amount of free cash flow in excess of interest on our outstanding debt.

General and administrative expenses. General and administrative expenses decreased approximately $0.1 million from approximately $0.6 million for the three months ended June 30, 2010 to approximately $0.5 million for the three months ended June 30, 2011, primarily due to decreases in audit fees, consulting fees, and legal fees. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $2.3 million for the three months ended June 30, 2010 to approximately $1.4 million for the three months ended June 30, 2011 as a result of lower principal balances outstanding on our debt facility and a lower weighted-average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. Our loss on interest rate swaps that do not qualify for hedge accounting treatment decreased to approximately $0.3 million from approximately $1.0 million for the three months ended June 30, 2010. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the three months ended June 30, 2011. The decrease in loss was primarily due to a decrease in the notional amount under the swap contracts and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $4.8 million for the three months ended June 30, 2010 to approximately $2.3 million for the three months ended June 30, 2011, primarily as a result of an approximately $0.8 million decrease in our operating loss, an approximately $0.9 million decrease in interest expense, and an approximately $0.6 million decrease in loss on interest rate swaps. We sustained a net loss for the three months ended June 30, 2011, primarily as a result of incurring an operating loss of approximately $0.6 million and incurring interest expense and loss on interest rate swaps of approximately $1.7 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We leveraged the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the three months ended June 30, 2011 and 2010 was $0.10 and $0.26, respectively. As we continue to raise equity under our Offerings and generate cash flows from the operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

Comparison of the six months ended June 30, 2010 versus the six months ended June 30, 2011

Revenue. Revenues decreased from approximately $22.1 million for the six months ended June 30, 2010 to approximately $20.2 million for the six months ended June 30, 2011 due to a decrease in revenue from timber sales of approximately $1.8 million and a decrease in other revenues of approximately $1.1 million, offset by an increase in revenues from timberland sales of approximately $1.0 million. Revenue from timber sales decreased primarily due to planned reductions in harvest volumes. Other revenues decreased due to approximately $1.1 million of funds received from BCAP during the six months ended June 30, 2010; no funds were received from BCAP in 2011. Revenue from timberland sales increased as a result of selling approximately 552 acres of HBU timberland in 2011 as compared to selling two acres in the same period in 2010.

Details of timber sales by product for the six months ended June 30, 2010 and 2011 is shown in the following table:

	For the Six Months Ended June 30,	Changes attributable to:		For the Six Months Ended June 30,
	2010	Price	Volume	2011
Timber sales
Pine pulpwood	$12,332,213	$161,287	$(1,540,929)	$10,952,571
Pine sawtimber	2,699,378	(146,644)	464,955	3,017,689
Chip-n-saw	2,627,170	81,330	(939,466)	1,769,034
Hardwood pulpwood	1,250,618	(129,565)	263,709	1,384,762
Hardwood sawtimber	698,070	(15,647)	41,799	724,222
	$19,607,449	$(49,239)	$(1,709,932)	$17,848,278

Future revenue from timber sales related to the Mahrt Timberland is expected to decrease in 2011 as compared to 2010 based on aforementioned planned reductions in harvest volumes.
Operating expenses. Contract logging and hauling costs decreased by approximately $0.3 million from approximately $10.3 million for the six months ended June 30, 2010 to approximately $10.0 million for the six months ended June 30, 2011 due to a decrease of approximately 8% in delivered wood volume, offset by an increase in logging rates of approximately 5% due to higher fuel costs and longer hauling distance. Depletion expense decreased approximately 17% from approximately $7.3 million for the six months ended June 30, 2010 to approximately $6.1 million for the same period in 2011 due to a decrease in harvest volumes of approximately 10% and a lower blended depletion rate. Our blended depletion rate decreased due to a shift in the source of our harvests from lease tracts to fee tracts, which are depleted at lower rates. Cost of timberland sales increased by approximately $0.7 million due to selling more HBU timberland in the first two quarters of 2011 than in the same period in 2010. Advisor fees and expense reimbursements decreased from approximately $3.2 million for the six months ended June 30, 2010 to approximately $1.8 million for the six months ended June 30, 2011 due to an amendment to the Advisory Agreement that limits the amount of asset management fees and operating expense reimbursements to the least of (1) the amounts owned under the Advisory Agreement, (2) 1.5% of assets under management, as defined in the Advisory Agreement Amendment, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt.

Prior to the acquisition of additional timber assets, contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes, while forestry management expense, land rent expense, and other operating expenses are expected to remain relatively stable. Advisor fees and expense reimbursements are expected to directly correlate to the amount of free cash flow in excess of interest on our outstanding debt.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2011 was consistent with the same period in 2010 and are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $4.6 million for the six months ended June 30, 2010 to approximately $3.0 million for the six months ended June 30, 2011, primarily as a result of lower principal balances outstanding on our debt facilities and a lower weighted average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.3 million for the six months ended June 30, 2011 compared to a loss of approximately $1.2 million for the six months ended June 30, 2010. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the six months ended June 30, 2011. The decrease in the loss was primarily due to decreases in the lengths of time and notional amounts remaining under the respective swap contracts, changes in market interest rates and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swap that does not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $9.6 million for the six months ended June 30, 2010 to approximately $6.8 million for the six months ended June 30, 2011, primarily as a result of an approximately $0.3 million decrease in our operating loss, a decrease in interest expense of approximately $1.5 million and a decrease in loss on interest rate swaps of approximately $0.9 million. We sustained a net loss for the six months ended June 30, 2011 primarily as a result of incurring an operating loss of approximately $3.4 million, incurring interest expense of approximately $3.0 million and a loss on interest rate swaps of approximately $0.3 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We leveraged the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the six months ended June 30, 2011 and 2010 was $0.30 and $0.54, respectively. As we continue to raise equity under our Offerings and generate cash flows from the operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

Adjusted EBITDA

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash, and ability to satisfy lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating performance and cash-generating capacity. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their noncash nature, and we refer to this measure as Adjusted EBITDA. As such, Adjusted EBITDA, as defined, may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be viewed as an alternative to net income or cash from operations as a measurement of our operating performance, as it excludes certain expenses related to fixed-asset investments required to generate revenues. Due to our significant amount of debt, management views operating income as the most appropriate earnings measure of our underlying timber operations. Management considers Adjusted EBITDA to be an important measure of our financial condition and cash-generating ability due to the significant amount of fixed assets subject to depletion and the significant amount of financing subject to interest and amortization expense. Our credit agreement, as amended, contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since the measure is representative of adjusted income available for interest payments.

For the three months ended June 30, 2011, Adjusted EBITDA was approximately $2.9 million, an approximately $1.3 million increase from the three months ended June 30, 2010, primarily due to an increase in net revenue from timberland sales and a decrease in advisor fees and expense reimbursements, offset by decreases in net revenue from timber sales and other revenues. For the six months ended June 30, 2011, Adjusted EBITDA was approximately $3.4 million, an approximately $0.3 million decrease from the six months ended June 30, 2010, primarily due to decreases in net revenue from timber sales and other revenues, offset by an increase in net revenue from timberland sales and a decrease in advisor fees and expense reimbursements.

Our reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(2,346,944)	$(4,751,056)	$(6,820,870)	$(9,592,396)
Add:
Unrealized loss (gain) on interest rate swaps that do not qualify for hedge accounting treatment	103,580	(291,508)	(111,434)	(1,269,022)
Interest expense (1)	1,499,355	3,452,188	3,264,397	6,093,390
Depletion	2,857,962	3,015,912	6,081,622	7,323,342
Amortization (1)	166,821	161,727	330,354	1,089,808
Basis of timberland sold	628,229	763	628,229	763
Adjusted EBITDA	$2,909,003	$1,588,026	$3,372,298	$3,645,885

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
We declared a stock dividend for the second quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on March 16, 2011 and continuing through and including June 15, 2011. Approximately 135,300 shares of our common stock were issued on June 15, 2011 pursuant to this declaration.
On May 9, 2011, we declared a stock dividend for the third quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on June 16, 2011 and continuing through and including September 15, 2011. This stock dividend is to be distributed during September 2011. As of June 30, 2011, we had recognized an other liability in the accompanying consolidated balance sheets for the par value related to approximately 23,670 shares of our common stock pursuant to this declaration.
No stock dividends were declared or distributed during the three months and six months ended June 30, 2010.

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

Related Parties

Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells TIMO or its affiliates, including selling commissions and dealer-manager fees, as well as subject to certain limitations, asset management and disposition fees, reimbursements of organization and offering costs, and certain operating costs. See Note 9 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and the related transactions, fees and reimbursements.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, Note 5, and Note 9 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Agreements;

•	Carbon Storage Agreement;

•	Placement Agent Agreements;

•	Advisory Agreement, as amended by the Advisory Agreement Amendment;

•	Dealer-Manager Agreement; and

•	Structuring Agent Agreement.

Subsequent Events

Sale of Shares of Common Stock

From July 1, 2011 through July 31, 2011, we raised approximately $4.5 million through the issuance of approximately 0.5 million shares of our common stock under our Follow-On Offering. As of July 31, 2011, approximately 190.6 million shares remained available for sale to the public under our Follow-On Offering, exclusive of shares available under our distribution reinvestment plan. No proceeds were received from issuance of common stock under the 2010 German Offering from July 1, 2011 through August 6, 2011.

Stock Dividend Declaration

On August 8, 2011, our board of directors declared a stock dividend for the fourth quarter of 2011 in the amount of 0.000054945 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on September 16, 2011 and continuing through and including December15, 2011. This dividend is to be distributed on a date during the month of December 2011 as our President may determine.

Acquisition

On July 15, 2011, we acquired fee-simple interest in approximately 440 acres of timberland located in Barbour County, Alabama, in which we previously held a leasehold interest, for approximately $264,000, exclusive of closing costs.

Charter Amendment

On August 8, 2011, at the annual meeting of our stockholders, our stockholders approved Articles of Amendment to the Fifth Articles of Amendment and Restatement to our charter, which lowers the maximum amount of leverage that we are permitted to have in relation to our net assets to 200% effective immediately.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into the Mahrt Debt, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, our derivatives do not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of June 30, 2011, we had approximately $144.1 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the LTV Ratio at the time of determination. As of June 30, 2011, after consideration of the interest rate swap described below, approximately $100.6 million of the Mahrt Loan bears interest at an effectively variable rate. As of June 30, 2011, the weighted-average interest rate of the Mahrt Loan, after consideration of the interest rate swap, was 3.76%.

The terms of the Amended Mahrt Loan Agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Rabobank Group (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap was effective on September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank Group based the following schedule:

Start Date	End Date	Notional Amount
June 30, 2011	September 30, 2011	$ 43,500,000
September 30, 2011	December 30, 2011	$ 67,500,000
December 30, 2011	March 30, 2012	$ 62,500,000
March 30, 2012	June 29, 2012	$ 57,500,000
June 29, 2012	September 28, 2012	$ 50,000,000
September 28, 2012	December 31, 2012	$ 37,500,000
December 31, 2012	March 28, 2013	$ 28,500,000

Approximately $43.5 million of our total debt outstanding as of June 30, 2011 is subject to a fixed rate when coupled with the interest rate swap. As of June 30, 2011, this balance incurred interest expense at an average rate of 5.085%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of June 30, 2011, after consideration of the interest rate swap, approximately $100.6 million of our total debt outstanding is subject to a variable interest rate. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. The amount outstanding on our variable-rate debt facility in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the Mahrt Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2011, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2011	15,380	$9.66	15,380	(1)
May 2011	1,802	$9.66	1,802	(1)
June 2011	—	—	—	(1)

(1)
Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010. Our share redemption plan, as amended, limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mahrt Loan prohibit us from making redemptions, other than upon the death or qualifying disability of a stockholder, until this loan is reduced to a LTV Ratio of less than 40% (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that, during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. Our board of directors has approved a monthly, noncumulative reserve of $150,000 for death or qualifying disability redemptions of common stock. After the June 2011 redemption deadline, qualified redemption requests for approximately 3,112 shares were received and are expected to be redeemed in future periods where reserve is available.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

Submission of Matters to a Vote of Security Holders

On August 8, 2011, we held our annual meeting of stockholders for the purpose of (1) electing the following individuals to our board of directors: Jess E. Jarrett, Michael P. McCollum, E. Nelson Mills, Donald S. Moss, Willis J. Potts, Jr. and George W. Sands, and (2) considering and voting upon a proposal to amend our charter to lower the maximum amount of leverage that we are permitted to have in relation to our net assets to 200%.

All of the director nominees were elected to serve as directors until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The number of votes cast for and votes withheld for each of the director nominees were as follows:

Name	Votes For	Votes Withheld
Jess E. Jarratt	14,659,197	552,883
E. Nelson Mills	14,663,667	548,412
Michael P. McCollum	14,665,200	546,880
Donald S. Moss	14,626,152	585,927
Willis J. Potts, Jr.	14,641,688	570,392
George W. Sands	14,630,413	582,666

The proposal to amend our charter was approved. The number of votes cast for, the votes cast against and votes abstaining were as follows: 13,809,797 votes for; 509,553 votes against; and 892,730 abstentions.

Charter Amendment

On August 8, 2011, at the annual meeting of our stockholders, our stockholders approved Articles of Amendment to the Fifth Articles of Amendment and Restatement to our charter. Articles of Amendment was filed with the State Department of Assessments and Taxation of Maryland on August 8, 2011, and is effective immediately. Articles of Amendment lowers the maximum amount of leverage that we are permitted to have in relation to our net assets to 200%. The information set forth above with respect to Articles of Amendment to the Fifth Articles of Amendment and Restatement does not purport to be complete in scope and is qualified in its entirety by the full text of the Articles of Amendment to the Fifth Articles of Amendment and Restatement, which is filed as Exhibit 3.2 hereto and is incorporated into this report by reference.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Date:	August 8, 2011	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2011 FORM 10-Q OF
WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description

3.1
Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 12, 2010 (the “Second Quarter Form 10-Q”))

3.2*	Articles of Amendment to the Fifth Articles of Amendment and Restatement

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the 2010 Second Quarter Form 10-Q)

3.4	First Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 12, 2010)

10.1*
Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 29, 2010 among Timberlands II, LLC and Wells Timberland Operating Partnership, L.P. as the borrowers and CoBank, ACB as administrative agent and certain financial institutions as the lenders (the “Amended Credit Agreement”)

10.2*	Amendment No. 2 to Amended Credit Agreement

10.3
Amendment No. 1 to Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated and filed on April 1, 2011)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*     Filed herewith
**    Furnished with this Form 10-Q. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.