Form 10-Q
period 2011-09-30
Wells Timberland REIT, Inc.
filed 2011-11-08
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-53193
WELLS TIMBERLAND REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s only
class of common stock, as of October 31, 2011: 29,962,315 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2010. Wells Timberland REIT’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$6,934,852	$8,788,967
Restricted cash and cash equivalents	3,568,980	7,852,763
Accounts receivable	781,405	852,227
Prepaid expenses and other assets	454,681	626,888
Deferred financing costs, less accumulated amortization of $685,749 and $341,001 as of September 30, 2011 and December 31, 2010, respectively	1,690,551	1,866,919
Timber assets, at cost:
Timber and timberlands, net (Note 3)	331,513,206	340,003,739
Intangible lease assets, less accumulated amortization of $662,065 and $537,234 as of September 30, 2011 and December 31, 2010, respectively	374,788	499,619
Total assets	$345,318,463	$360,491,122

Liabilities:
Accounts payable and accrued expenses	$2,806,600	$2,722,366
Due to affiliates (Note 9)	27,330,125	25,764,365
Other liabilities	2,832,982	2,504,114
Note payable and line of credit (Note 4)	132,974,216	168,840,592
Total liabilities	165,943,923	199,831,437
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 28,498 and 32,128 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	37,325,046	40,950,259
Series B preferred stock, $1,000 liquidation preference; 10,149 and 11,500 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	12,423,026	13,698,473
Common stock, $0.01 par value; 900,000,000 shares authorized; 29,691,336 and 25,498,717 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	296,914	254,988
Additional paid-in capital	255,698,249	219,082,323
Accumulated deficit and distributions	(126,368,695)	(113,326,358)
Total stockholders’ equity	179,374,540	160,659,685
Total liabilities and stockholders’ equity	$345,318,463	$360,491,122
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Timber sales	$8,764,464	$11,867,484	$26,612,742	$31,474,933
Timberland sales	—	1,489,387	1,021,200	1,492,387
Other revenues	697,927	717,299	2,068,715	3,214,926
	9,462,391	14,074,170	29,702,657	36,182,246
Expenses:
Contract logging and hauling costs	5,125,603	5,699,494	15,086,909	16,004,746
Depletion	2,594,248	3,432,893	8,675,870	10,756,235
Cost of timberland sales	306	1,144,964	712,613	1,141,820
Advisor fees and expense reimbursements	—	1,535,226	1,843,958	4,755,125
Forestry management fees	683,836	714,741	2,060,818	2,147,795
General and administrative expenses	502,734	480,196	1,729,570	1,623,663
Land rent expense	541,418	560,921	1,664,856	1,633,480
Other operating expenses	747,278	810,357	2,107,629	2,206,063
	10,195,423	14,378,792	33,882,223	40,268,927
Operating loss	(733,032)	(304,622)	(4,179,566)	(4,086,681)
Other income (expense):
Interest income	145	2,170	1,899	4,267
Interest expense	(1,275,506)	(2,158,938)	(4,315,205)	(6,743,828)
Loss on interest rate swaps	(112,178)	(673,791)	(448,569)	(1,901,334)
	(1,387,539)	(2,830,559)	(4,761,875)	(8,640,895)
Net loss	(2,120,571)	(3,135,181)	(8,941,441)	(12,727,576)
Dividends to preferred stockholders	(98,963)	(934,715)	(1,460,194)	(2,773,665)
Net loss available to common stockholders	$(2,219,534)	$(4,069,896)	$(10,401,635)	$(15,501,241)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.08)	$(0.18)	$(0.38)	$(0.70)
Weighted-average common shares outstanding—basic and diluted	28,964,861	23,160,778	27,667,117	21,991,477
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	25,498,717	$254,988	43,628	$54,648,732	$219,082,323	$(113,326,358)	$160,659,685
Issuance of common stock	3,844,884	38,449	—	—	38,392,057	—	38,430,506
Issuance of stock dividends (Note 6)	407,461	4,074	—	—	4,096,791	(4,100,896)	(31)
Redemption of common stock	(59,726)	(597)	—	—	(577,304)	—	(577,901)
Dividends on preferred stock	—	—	—	1,460,194	(1,460,194)	—	—
Redemption of preferred stock (Note 7)	—	—	(4,981)	(6,360,854)	—	—	(6,360,854)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(3,378,436)	—	(3,378,436)
Other offering costs	—	—	—	—	(456,988)	—	(456,988)
Net loss	—	—	—	—	—	(8,941,441)	(8,941,441)
Balance, September 30, 2011	29,691,336	$296,914	38,647	$49,748,072	$255,698,249	$(126,368,695)	$179,374,540

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	19,460,028	$194,601	43,628	$50,940,352	$167,627,870	$(91,238,012)	$127,524,811
Issuance of common stock	3,760,392	37,604	—	—	37,265,568	—	37,303,172
Issuance of stock dividends (Note 6)	485,075	4,850			5,064,648	(5,069,689)	(191)
Redemption of common stock	(73,742)	(737)	—	—	(730,262)	—	(730,999)
Dividends on preferred stock	—	—	—	2,773,665	(2,773,665)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(2,706,281)	—	(2,706,281)
Other offering costs	—	—	—	—	(365,765)	—	(365,765)
Placement and structuring agent fees					(303,109)		(303,109)
Net loss	—	—	—	—	—	(12,727,576)	(12,727,576)
Balance, September 30, 2010	23,631,753	$236,318	43,628	$53,714,017	$203,079,004	$(109,035,277)	$147,994,062
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(8,941,441)	$(12,727,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	8,675,870	10,756,235
Unrealized gain on interest rate swaps	(209,026)	(1,921,152)
Other amortization	161,846	153,811
Stock-based compensation expense	21,667	—
Noncash interest expense	344,748	1,098,462
Basis of timberland sold	628,229	1,033,688
Basis of timber on terminated lease	—	26,850
Basis of casualty loss	78,091	—
Changes in assets and liabilities:
Decrease in accounts receivable	70,822	39,983
Decrease in prepaid expenses and other assets	172,207	175,687
Increase in accounts payable and accrued expenses	132,255	247,202
Increase in due to affiliates	1,623,645	4,755,125
Increase in other liabilities	537,863	533,670
Net cash provided by operating activities	3,296,776	4,171,985
Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(924,880)	(793,422)
Funds released from escrow accounts	4,283,783	1,493,799
Net cash provided by investing activities	3,358,903	700,377
Cash Flows from Financing Activities:
Financing costs paid	(168,380)	(2,207,920)
Proceeds from notes payable	—	211,000,000
Repayments of senior loan	—	(201,852,588)
Repayments of mezzanine loan	—	(14,988,709)
Repayments of Mahrt loan	(35,866,376)	(28,163,234)
Issuance of common stock	38,082,291	37,030,439
Redemptions of common stock	(577,901)	(730,999)
Redemptions of preferred stock	(4,981,000)	—
Dividends paid on preferred stock redeemed	(1,379,854)	—
Commissions on stock sales and related dealer-manager fees paid	(3,067,842)	(2,470,633)
Other offering costs paid	(457,468)	(247,844)
Placement and structuring agent fees paid	(93,264)	(303,109)
Net cash used in financing activities	(8,509,794)	(2,934,597)
Net (decrease) increase in cash and cash equivalents	(1,854,115)	1,937,765
Cash and cash equivalents, beginning of period	8,788,967	5,636,878
Cash and cash equivalents, end of period	$6,934,852	$7,574,643
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (unaudited)

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

As of September 30, 2011, Wells Timberland REIT owned approximately 222,200 acres of timberland and held long-term leasehold interests in approximately 78,000 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates the majority of its revenues from selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use (“HBU”) timberland, and leasing land-use rights to third parties. Wells Timberland REIT also generates additional revenues and income from selling the rights to extract natural resources, other than timber, from its timberland.

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

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. As of September 30, 2011, Wells Timberland REIT had raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $103.3 million. The Follow-On Offering will terminate on December 31, 2011.

From July 11, 2008 to December 31, 2010, Wells Timberland REIT offered up to 53.8 million shares of its common stock pursuant to Regulation S under the Securities Act (the “German Offering”) at $9.30 per share for an aggregate purchase price of up to $500.0 million through master purchase agreements with Wells TIMO, two German closed-end funds, and Deutsche Fonds Holding AG, a corporation organized under the laws of Germany. Wells Timberland

REIT received net proceeds of $5,000 from the sale of its common stock under the German Offering.
Wells Timberland REIT offered up to approximately 11.4 million shares of its common stock, of which approximately 10.4 million shares were offered in a primary offering to non-U.S. persons at a price per share of $9.65, and up to approximately 1.0 million shares of common stock were reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55, in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”). In the Follow-On Offering, shares of Wells Timberland REIT’s common stock are typically sold to investors at a price per share of $10.00 and, after the application of the 7.0% selling commission and the 1.8% dealer-manager fee, Wells Timberland REIT receives net proceeds (before expenses) of $9.12 per share. In the 2010 German Offering, Wells Timberland REIT sold shares of its common stock at a price per share of $9.65. No selling commission or dealer manager fee was paid in connection with the 2010 German Offering; however, Wells Timberland REIT paid a transaction fee of $0.25 per share purchased in the 2010 German Offering to its placement agents (see Note 5), and a structuring agent fee to Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), of $0.20 per share (see Note 9). Wells Real Estate Funds, Inc. (“Wells REF”), which is the owner of Wells Capital, Wells Timberland REIT’s sponsor, indirectly owns a majority interest in Wells Germany. As a result, in respect of those shares of Wells Timberland REIT’s common stock sold in the 2010 German Offering, Wells Timberland REIT received net proceeds (before expenses) of $9.20 per share, which was greater than the $9.12 per share that Wells Timberland REIT receives in its Follow-On Offering after deducting the selling commission and dealer-manager fee. In addition to the transaction fees, Wells Timberland REIT pays an annual account maintenance fee of $0.02 per share purchased in the 2010 German Offering to its placement agents. The 2010 German Offering expired on August 6, 2011 and Wells Timberland REIT raised approximately $8.5 million from the sale of approximately 0.9 million shares under the 2010 German Offering.
As of September 30, 2011, Wells Timberland REIT had raised gross offering proceeds from the sale of common stock under the Initial Public Offering, the Follow-On Offering (collectively, the “Public Offerings”), the German Offering, and the 2010 German Offering of approximately $286.7 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $23.1 million, other organization and offering expenses of approximately $1.1 million, approximately $0.4 million in placement and structuring agent fees, and common stock redemptions of approximately $2.0 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $260.1 million, which was used to partially fund the Mahrt Timberland acquisition, service acquisition-related debt, and redeem shares of its preferred stock. As of September 30, 2011, Wells Timberland REIT has incurred other organization and offering costs related to the Public Offerings of approximately $3.3 million, of which approximately $2.3 million is deferred by the terms of Wells Timberland REIT's loan agreement until after reduction of the mortgage to a 30% loan-to-collateral value ratio.

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

As of September 30, 2011 and December 31, 2010, Wells Timberland REIT recognized the fair value of interest rate swaps of approximately $1.3 million and $1.5 million, respectively, in other liabilities. The detail of loss on interest rate swaps is provided below for the three months and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Noncash gain on interest rate swaps	$97,592	$652,130	$209,026	$1,921,152
Net payments on interest rate swaps	(209,770)	(1,325,921)	(657,595)	(3,822,486)
Loss on interest rate swaps	$(112,178)	$(673,791)	$(448,569)	$(1,901,334)

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

Wells Timberland REIT applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swap at fair value. The fair values of the interest rate swap, classified under Level 2, were determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of Wells Timberland

REIT's credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,299,163	$—	$1,299,163	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,508,189	$—	$1,508,189	$—

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 is effective for Wells Timberland REIT on December 15, 2011, while the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Wells Timberland REIT expects that the adoption of ASU 2011-05 will not have a material impact on its consolidated financial statements or disclosures.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation.

3.	Timber and Timberlands

As of September 30, 2011 and December 31, 2010, timber and timberlands consisted of the following, respectively:

	As of September 30, 2011
	Gross	Accumulated Depletion or Amortization	Net
Timber	$175,571,537	$8,675,870	$166,895,667
Timberlands	164,352,902	—	164,352,902
Mainline roads	369,583	104,946	264,637
Timber and timberlands	$340,294,022	$8,780,816	$331,513,206

	As of December 31, 2010
	Gross	Accumulated Depletion or Amortization	Net
Timber	$189,761,724	$14,338,444	$175,423,280
Timberlands	164,326,628	—	164,326,628
Mainline roads	321,762	67,931	253,831
Timber and timberlands	$354,410,114	$14,406,375	$340,003,739

During the three months ended September 30, 2011, Wells Timberland REIT acquired fee-simple interest in approximately 620 acres of timberland in which it previously held leasehold interests for approximately $402,000, exclusive of closing costs. No HBU timberland was sold during the third quarter of 2011. During the three months ended September 30, 2010, Wells Timberland REIT sold approximately 866 acres of HBU timberland for approximately $1.5 million. During the nine months ended September 30, 2011 and 2010, Wells Timberland REIT sold approximately 552 acres and approximately 868 ares of HBU timberland, respectively, for approximately $1.0 million and approximately $1.5 million, respectively.

4.	Note Payable and Line of Credit

Note Payable

Wells Timberland REIT entered into a five-year senior loan agreement for $211.0 million with CoBank, ACB (“CoBank”) and Wells Fargo Securities, LLC (“Wells Fargo”) serving as co-lead lenders and CoBank serving as administrative agent (the “Mahrt Loan”) on March 24, 2010. Proceeds from the Mahrt Loan were used to refinance the outstanding balances due on the senior and mezzanine loans obtained in connection with the acquisition of the Mahrt Timberland and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin of 2.5% to 4.0% that varies based upon the loan-to-collateral value ratio at the time of determination. The loan-to-collateral value ratio, as amended, is defined as the ratio, expressed as a percentage, of (a) the outstanding principal amount of all loans outstanding under a second amendment to the Mahrt Loan agreement (the “Amended Mahrt Loan Agreement”) as of the measurement date, less certain amounts permitted to be set aside under the terms of the Amended Mahrt Loan Agreement for working capital and other purposes and any cash balances accumulated to fund distributions or future acquisitions, to (b) the value of the timberland assets, as determined in accordance with the Amended Mahrt Loan Agreement (the “LTV Ratio”). The

Mahrt Loan may be voluntarily prepaid at any time. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. Wells Timberland REIT has met all other debt reduction requirements of the Mahrt Loan.

During the three months and nine months ended September 30, 2011, Wells Timberland REIT paid down the Mahrt Loan by approximately $11.1 million and $35.9 million, respectively, which reduced the outstanding principal balance of the Mahrt Loan to approximately $133.0 million.

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

Loans under the Mahrt Credit Facility bear interest at either a base rate or LIBOR rate. The minimum amount that may be borrowed for a base rate loan is $0.5 million and an integral multiple of $0.1 million or, if less, the remaining amount available under the Mahrt Credit Facility. The minimum amount that may be borrowed for a LIBOR rate loan is $1.0 million and an integral multiple of $1.0 million. Base rate loans bear interest at the higher of (1) the prime rate, as defined, or (2) one-month LIBOR plus 1.5%. LIBOR rate loans bear interest at one-, two-, or three-month LIBOR (depending upon the applicable term of the loan) plus a range of 2.5% to 4.0% depending on Wells Timberland REIT's then-current LTV Ratio.

The Mahrt Credit Facility terminates upon the earliest of (1) the occurrence of an event of default under the Amended Mahrt Loan Agreement, (2) the reduction of all amounts permitted to be borrowed under the Mahrt Credit Facility (either by Wells Timberland REIT or by the Lenders), or (3) March 24, 2015.

As of September 30, 2011, no amounts had been borrowed under the Mahrt Credit Facility.

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

The Amended Mahrt Loan Agreement contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times;

•	limits the LTV Ratio to 50% or less; and

•
requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Debt during any time the LTV Ratio is 30% or greater. Once the LTV Ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Debt.

As of September 30, 2011, Wells Timberland REIT was in compliance and expects to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

Interest Paid and Fair Value of Outstanding Debt

During the three months and nine months ended September 30, 2011 and 2010, after consideration of interest rate swaps, Wells Timberland REIT made the following interest payments on its borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Mahrt loan	$1,364,451	$3,385,196	$4,651,444	$6,985,460
Senior loan	—	—	—	2,232,611
Mezzanine loan	—	—	—	295,281
	$1,364,451	$3,385,196	$4,651,444	$9,513,352

As of September 30, 2011, the weighted-average interest rate of the Mahrt Loan after consideration of the interest rate swap was 4.18%. As of September 30, 2011 and December 31, 2010, the estimated fair value of Wells Timberland REIT's note payable was approximately $130.8 million and $168.8 million, respectively. The fair value of outstanding note payable was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of September 30, 2011. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

Carbon Storage Agreement

Wells Timberland REIT has entered into a carbon storage agreement (the “Carbon Storage Agreement”) with Carbon TreeBank LLC (“CTB”), which is an aggregator and facilitator of private timberland carbon offsets. The Carbon Storage Agreement provides that Wells Timberland REIT will participate in the carbon dioxide offset and mitigation program facilitated by CTB by managing up to 50,000 acres of Wells Timberland REIT’s timberland for the purpose of the storage of atmospheric carbon. CTB agreed to purchase carbon dioxide offset credits until December 31, 2011, subject to demand under the program, at a price based on the average monthly strike price of carbon credits traded on the Chicago Climate Exchange pursuant to the Carbon Storage Agreement. Wells Timberland REIT did not recognize revenue related to the Carbon Storage Agreement during the three months and nine months ended September 30, 2011 and 2010.

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

Pursuant to the placement agent agreements, Wells Timberland REIT engaged Viscardi and Renalco to act as Wells Timberland REIT's placement agents in connection with one or more sales by Wells Timberland REIT to potential purchasers (collectively, the “Purchasers”) that were identified by Viscardi or Renalco (each, a “Transaction” and together, the “Transactions”) in the 2010 German Offering and to provide ongoing account maintenance and administrative services with respect to these Purchasers. In connection with the appointment as placement agents, Viscardi and Renalco, during and after conclusion of the 2010 German Offering: (i) assisted Wells Timberland REIT with communications provided to prospective Purchasers; (ii) assisted Wells Timberland REIT in structuring the financial aspects of the Transactions; (iii) identified and contacted selected potential Purchasers of the shares and furnished them, on behalf of Wells Timberland REIT, with copies of the private placement memorandum; and (iv) conducted all sales and marketing activities with respect to the Transactions in accordance with the terms of the placement agent agreements and Regulation S under the Securities Act. With respect to the period following the consummation of a Transaction, Viscardi and Renalco shall provide ongoing account maintenance and administrative services, including, without limitation, serving as administrators for Wells Timberland REIT’s unregistered distribution reinvestment plan and share redemption plan offered in connection with shares of common stock sold in these Transactions. Wells Timberland REIT paid a placement agent fee to Viscardi or Renalco of $0.25 per share purchased in the 2010 German Offering. In addition to the placement agent fee, Wells Timberland REIT pays an annual account maintenance fee to Viscardi or Renalco of $0.02 per share purchased in the 2010 German Offering.

The placement agent agreements terminated upon the conclusion of the 2010 German Offering, provided however, that with respect to the ongoing account maintenance and administrative services contemplated by the parties, the placement agent agreements will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the Common Stock on an exchange (as defined by the Exchange Act) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018. Wells Timberland REIT did not incur any placement agent fees during the three months and nine months ended September 30, 2010. During the three months and nine months ended September 30, 2011, Wells Timberland REIT incurred approximately $4,400 and $13,100, respectively, of annual account maintenance fees under the placement agent agreements.

Litigation

From time to time, Wells Timberland REIT may be a party to legal proceedings that arise in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. Wells Timberland REIT records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells Timberland REIT accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Wells Timberland REIT accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells Timberland REIT discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells Timberland REIT discloses the nature and estimate of the possible loss of the litigation. Wells Timberland REIT does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote.

Wells Timberland REIT is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells Timberland REIT. Wells Timberland REIT is not aware of any legal proceedings contemplated by governmental authorities.

6.	Stock Dividends
Wells Timberland REIT declared a stock dividend for the third quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on the books of Wells Timberland REIT at the close of business on each day during the period commencing on June 16, 2011 and continuing through and including September 15, 2011. Approximately 142,850 shares of Wells Timberland REIT’s common stock were issued on September 15, 2011 pursuant to this declaration.
On August 8, 2011, Wells Timberland REIT declared a stock dividend for the fourth quarter of 2011 in the amount of 0.000054945 shares per day per share on the outstanding shares of its common stock to the stockholders of record of such shares as shown on its books at the close of business on each day during the period commencing on September 16, 2011 and continuing through and including December 15, 2011. This dividend is to be distributed during December 2011. As of September 30, 2011, Wells Timberland REIT had recognized an other liability in the accompanying consolidated balance sheets for the par value related to approximately 25,250 shares of Wells Timberland REIT’s common stock pursuant to this declaration.
During the nine months ended September 30, 2011 and 2010, Wells Timberland REIT issued approximately 407,460 and 485,080 shares of its common stock as stock dividends, respectively.

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

On May 9, 2011, Wells Timberland REIT redeemed the 450 shares of Series A preferred stock and 150 shares of Series B preferred stock held by the affiliate of Wells Fargo Bank, N.A. for approximately $0.7 million, including accrued dividends of approximately $0.1 million. Also on May 9, 2011, Wells REF, as the sole holder of the Series A preferred stock and Series B preferred stock after the redemption of the shares held by Wells Fargo, consented to the waiver of the daily accrual of dividends on the Series A preferred stock and Series B preferred stock at an annual rate of 8.5%, provided that from and after May 9, 2011, the dividends on the Series A preferred stock and Series B preferred stock will continue to accrue at an annual rate of 1%. In exchange for this reduction in the annual dividend rate, the board of directors of Wells Timberland REIT approved the redemption of the Series A preferred stock and Series B preferred stock held by Wells REF using up to 40% of the net proceeds from the Follow-On Offering (after the payment of offering expenses, including selling commissions and the dealer-manager fee), provided that the amount of Series A preferred stock and Series B preferred stock redeemed per month from Wells REF not exceed $2.0 million. The Series A preferred stock and Series B preferred stock will be redeemed at the original issue price of $1,000 per share plus all accrued but unpaid dividends.

As of September 30, 2011, Wells Timberland REIT had redeemed 3,630 shares of the Series A preferred stock and 1,351 shares of the Series B preferred stock for an aggregate redemption price of approximately $6.4 million, consisting of approximately $5.0 million in original issue price and approximately $1.4 million in accrued dividends. Approximately 28,498 and 10,149 shares of Series A preferred stock and Series B preferred stock, respectively, remained outstanding as of September 30, 2011, with accrued but unpaid dividends of approximately $11.1 million included in preferred stock in the accompanying consolidated statements of stockholders’ equity.

8.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,
	2011	2010
Issuance of stock dividends	$4,069,990	$4,850,571
Dividends accrued on preferred stock	$1,460,194	$2,733,665
Discounts applied to issuance of common stock	$326,548	$272,734
Stock dividends payable to stockholders – additional paid-in capital	$30,875	$218,927
Stock dividends payable to stockholders – par value	$31	$191
Other offering costs due to affiliate	—	$117,921
Issuance of stock-based compensation	$40,000	$65,000
Other liabilities assumed upon acquisition of timberland	$3,792	$—

9.	Related-Party Transactions

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

Under the terms of the Advisory Agreement, as amended by the Advisory Agreement Amendment, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of September 30, 2011, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $1.2 million related to the Follow-On Offering, the sum of which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of September 30, 2011, Wells TIMO and its affiliates had incurred aggregate organization and offering expenses related to Wells Timberland REIT's Follow-On Offering of approximately $5.8 million.

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

Additionally, WIS earns a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. A portion of the dealer-manager fee will be re-allowed to participating broker-dealers. Dealer-manager fees apply to the sale of shares in the primary offering only and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Commissions(1)(2)	$921,548	$567,516	$2,389,018	$1,910,472
Advisor fees and expense reimbursements	—	1,535,226	1,843,958	4,755,125
Dealer-manager fees(1)	254,996	150,733	662,870	523,075
Other offering costs(1)	176,756	102,499	456,988	365,765
Structuring agent fees	—	134,715	—	134,715
Disposition fees	—	—	22,774	60
Total	$1,353,300	$2,490,689	$5,375,608	$7,689,212

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions have been re-allowed to participating broker-dealers through September 30, 2011.

Wells Timberland REIT incurred no advisor fees and expense reimbursements pursuant to the Advisory Agreement Amendment during the three months ended September 30, 2011. Prior to April 1, 2011, fees and reimbursements incurred pursuant to the Advisory Agreement were classified as related-party asset management fees and general and administrative expenses in the consolidated statements of operations. Subsequent to April 1, 2011, fees incurred pursuant to the Advisory Agreement Amendment are classified as advisor fees and expense reimbursements in the consolidated statements of operations since the amounts are not necessarily based on assets under management or reimbursable operating expenses. Prior period amounts, as reported, have been reclassified to conform to current period presentation to ensure consistency and comparability.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Advisor fees and expense reimbursements due to Wells TIMO	$24,023,849	$22,384,694
Other offering cost reimbursements due to Wells TIMO	2,229,900	2,230,380
Operating expense reimbursements due to Wells TIMO	1,067,691	1,067,691
Commissions on stock sales and related dealer-manager fees due to WIS	8,685	24,639
Structuring agent fees due to Wells Germany	—	41,451
Disposition fees due to Wells TIMO	—	15,510
Total	$27,330,125	$25,764,365

Conflicts of Interest

As of September 30, 2011, Wells TIMO had 10 employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, as amended by the Advisory Agreement Amendment, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of September 30, 2011, Wells Timberland REIT had no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

10.	Subsequent Event

Sale of Shares of Common Stock

From October 1, 2011 through October 31, 2011, Wells Timberland REIT raised approximately $2.8 million through the issuance of approximately 0.3 million shares of common stock under the Follow-On Offering. As of October 31, 2011, approximately 189.3 million shares remained available for sale to the public, exclusive of shares available under Wells Timberland REIT’s distribution reinvestment plan.

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

Overview

We were formed on September 27, 2005 to acquire and operate a diversified portfolio of timberland properties located in the timber-producing regions of the United States and, to a limited extent, in other countries. As of September 30, 2011, we owned interests in approximately 300,200 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. We generate a substantial majority of our revenue and income by selling the rights to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland and leasing land-use rights to third parties. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital.

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale or our common stock under our Follow-On Offering on August 12, 2009. We continued receiving investor proceeds under our Follow-On Offering through September 30, 2011. The Follow-On Offering will terminate on December 31, 2011. Our German Offering commenced in July 2008 and expired in December 2010. The 2010 German Offering commenced in March 2010 and expired on August 6, 2011. No proceeds were received under the 2010 German Offering during the third quarter of 2011. The Public Offerings, the German Offering, and the 2010 German Offering are collectively referred to as the Offerings within this Quarterly Report.

As of September 30, 2011, we had raised gross offering proceeds of approximately $278.2 million through the issuance of our common stock in our Public Offerings, approximately $8.5 million through the issuance of our common stock in the 2010 German Offering, and approximately $43.6 million through the issuance of our preferred stock to Wells REF.

On March 24, 2010, we entered into the Mahrt Loan. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the senior loan and the mezzanine loan, which were obtained in connection with the acquisition of the Mahrt Timberland, and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on LIBOR plus a margin of 2.5% to 4.0% that varies based on the LTV Ratio at the time of determination. On June 10, 2011, we entered into the Mahrt Credit Facility, which allows us to borrow up to $15.0 million, subject to availability. The Mahrt Credit Facility bears interest at an adjustable rate based on either the prime rate, as defined, or one-, two-, or three-month LIBOR plus a range of 1.5% to 4.0% depending on the type of loan and our then-current LTV Ratio. As of September 30, 2011, no amounts had been borrowed under the Mahrt Credit Facility. The Mahrt Loan and Mahrt Credit Facility may be voluntarily prepaid at any time.

Our operating strategy entails funding expenditures related to the recurring operations of the Mahrt Timberland with operating cash flows, assessing the amount of operating cash flows that will be required for reforestation and other capital expenditures (excluding timberland acquisitions), and distributing residual operating cash flows to our stockholders. Our most significant risks and challenges include our ability to raise a sufficient amount of capital that will allow us to repay or refinance the Mahrt Debt and to further grow and diversify our portfolio of timber assets. To the extent that significant capital is not raised, we may not be able to repay the Mahrt Debt or achieve sufficient economies of scale and diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2011, we raised proceeds under our Offerings, net of commissions, fees, expenses, and redemptions of common stock, of approximately $34.0 million, the majority of which was used to fund principal repayments on outstanding debt. As of September 30, 2011 and October 31, 2011, the outstanding principal balance on the Mahrt Debt was approximately $133.0 million and $131.1 million, respectively. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Debt will be due and payable in full. We have met all other debt reduction requirements of the Mahrt Debt.

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

Our Follow-On Offering will terminate on December 31, 2011. Following the termination of our Follow-On Offering, we anticipate that our primary sources of future capital will be derived from operations through the sale of timber, timberland and rights to access our land and harvest our timber to MeadWestvaco and other third parties; and from proceeds from the Mahrt Credit Facility. The amount of cash available for distribution to stockholders and the level of discretionary distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and other debt service requirements, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

Net cash used in financing activities for the nine months ended September 30, 2011 was approximately $8.5 million. During the nine months ended September 30, 2011, we raised proceeds from the sale of common stock under our Offerings, net of commissions and fees, of approximately $34.5 million, of which approximately $27.5 million was used to pay down the Mahrt Loan and approximately $0.6 million was used to fund redemptions of common stock. During the nine months ended September 30, 2011, we used approximately $6.4 million of net proceeds raised under our Offerings to redeem 4,981 shares of our preferred stock, including $1.4 million of accrued dividends. Over the short-term, we intend to continue to generate capital from the sale of common stock under our Follow-On Offering and use the net proceeds to repay outstanding borrowings, to repurchase shares of our common stock under our share redemption plan, and to redeem shares of our outstanding preferred stock.

Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $3.3 million, which is primarily comprised of receipts from timber and timberland sales and rental income from recreational leases in excess of operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses. We intend to use future cash flow from operating activities, after payments of operating expenses and certain capital expenditures, to make additional prepayments on the Mahrt Loan and repay amounts due to affiliates.

During the nine months ended September 30, 2011, net cash provided by investing activities was approximately $3.4 million, which was comprised of approximately $4.3 million of net funds released from escrow accounts required by lenders, offset by approximately $0.9 million invested in timber, timberland, and related assets. We expect to utilize the residual cash balance of approximately $6.9 million as of September 30, 2011 to satisfy current liabilities.

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

As of September 30, 2011, we were in compliance and expect to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

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

Our charter precludes us from incurring debt in excess of 200% of our net assets. As of September 30, 2011, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 54%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised and net cash flows from operations. As a result, we are not able to anticipate with any degree of certainty what our debt-to-net-assets ratio will be in the near future.

Contractual Obligations and Commitments

As of September 30, 2011, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations	$132,974,216	$—	$—	$132,974,216	$—
Estimated interest on debt obligations(1)	14,371,570	1,320,753	8,516,692	4,534,125	—
Operating lease obligations	14,625,016	265,872	3,186,744	2,699,889	8,472,511
Due to affiliates(2)	27,330,125	—	27,330,125	—	—
Total	$189,300,927	$1,586,625	$39,033,561	$140,208,230	$8,472,511

(1)
Interest obligations are measured at the contractual rate for variable-rate debt, or at the effectively-fixed rate for variable rate debt with interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swap.

(2)
The Amended Mahrt Loan Agreement contains restrictive covenants that prohibit us from paying accrued amounts to Wells TIMO until reduction of the Mahrt Debt to a LTV Ratio of less than 30%, which we expect to occur in one to two years.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Southeastern timber markets continued to weaken during 2011 and stumpage prices for all five products were down from the the same period in 2010. Dry weather ensured ample wood supply, but demand remained depressed. In the third quarter of 2011, our average stumpage prices for pulpwood, sawtimber, and chip-n-saw decreased by approximately 17%, 13%, and 2%, respectively, compared to the third quarter of 2010. During the nine months ended September 30, 2011, average stumpage prices for pulpwood and sawtimber decreased by approximately 13% and 10%, respectively, compared to the nine months ended September 30, 2010, while average stumpage prices for chip-n-saw increased by approximately 3%. We achieved higher pulpwood and sawtimber prices during the first half of 2010 due to a wood supply shortage in both Georgia and Alabama caused by wet weather. During the three months and nine months ended September 30, 2011, our overall harvest volume decreased by approximately 33% and 19%, respectively, compared to the same periods in 2010, primarily due to planned harvest reductions in order to optimize total volumes, product mix, and future price realization.

Selected statistical and financial data for the Mahrt Timberland for the three months and nine months September 30, 2011 and 2010 is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Timber sales volume (tons)
Pine pulpwood	219,930	372,127	639,661	851,866
Pine sawtimber	27,574	25,473	100,569	87,742
Chip-n-saw	19,825	28,231	71,123	108,086
Hardwood pulpwood	28,456	24,950	79,495	67,099
Hardwood sawtimber	20,509	18,865	53,687	50,173
	316,294	469,646	944,535	1,164,966
Net timber sales price (per ton)(1)
Pine pulpwood	$9.60	$10.85	$9.74	$10.68
Pine sawtimber	$21.70	$25.96	$23.69	$26.34
Chip-n-saw	$16.67	$17.07	$17.01	$16.56
Hardwood pulpwood	$5.17	$13.54	$6.94	$13.00
Hardwood sawtimber	$19.99	$21.81	$19.45	$21.75
Timberland sales
Gross sales	—	$1,489,387	$1,021,200	$1,492,387
Sales volumes (acres)	—	866	552	868
Sales price (per acre)	—	$1,720	$1,850	$1,719

(1)
Prices per ton are shown on a stumpage basis (i.e., net of logging and hauling costs and byproduct revenue) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2011 and 2010.

Comparison of the three months ended September 30, 2010 versus the three months ended September 30, 2011

Revenue. Revenues decreased from approximately $14.1 million for the three months ended September 30, 2010 to approximately $9.5 million for the three months ended September 30, 2011 due to a decrease in revenue from timber sales of approximately $3.1 million and a decrease in timberland sales revenue of approximately $1.5 million. Timber sales revenue decreased due to planned reductions in harvest volumes. Revenue from timberland sales decreased because we sold approximately 886 acres of HBU timberland during the three months ended September 30, 2010 as compared to selling no timberland during the same period in 2011.

Details of timber sales by product for the three months ended September 30, 2010 and 2011 is shown in the following table:

	For the Three Months Ended September 30,	Changes attributable to:		For the Three Months Ended September 30,
	2010	Price	Volume	2011
Timber sales(1)
Pine pulpwood	$8,624,518	$(140,494)	$(2,580,697)	$5,903,327
Pine sawtimber	$1,099,214	$(121,979)	$95,512	$1,072,746
Chip-n-saw	$898,586	$(1,266)	$(223,873)	$673,447
Hardwood pulpwood	$808,939	$(169,407)	$56,149	$695,682
Hardwood sawtimber	$436,227	$(26,369)	$9,404	$419,262
	$11,867,484	$(459,515)	$(2,643,505)	$8,764,464

(1)	Timber sales are presented on a gross basis.

We expect future revenue from timber sales related to the Mahrt Timberland to continue to decrease in 2011 as compared to 2010 based on aforementioned planned reductions in harvest volumes.

Operating expenses. Contract logging and hauling costs decreased from approximately $5.7 million for the three months ended September 30, 2010 to approximately $5.1 million for the three months ended September 30, 2011 as a result of a decrease of approximately 18% in delivered wood volume, offset by an increase in logging rates of approximately 8% due to higher fuel costs and longer average hauling distance. Depletion expense decreased approximately 24% from approximately $3.4 million for the three months ended September 30, 2010 to approximately $2.6 million for the same period in 2011 primarily due to an approximately 33% decrease in harvest volumes, offset by a higher blended depletion rate. Our blended depletion rate was higher in the third quarter of 2011 as compared to the same period in 2010 due to an increase in sawtimber harvests as a percentage of our total harvest; sawtimber carries higher depletion rates than pulpwood or chip-n-saw. Advisor fees and expense reimbursements decreased approximately $1.5 million during the three months ended September 30, 2011 as no amounts were incurred under the Advisory Agreement Amendment, which limits the amounts of advisor fees and expense reimbursements to the least of (1) the amounts owed under the Advisory Agreement, (2) 1.5% of assets under management, as defined, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Cost of timberland sales decreased approximately $1.1 million during the three months ended September 30, 2011 as compared to the same period in 2010 due to the fact no timberland was sold during the third quarter of 2011. Other operating expenses decreased from approximately $0.8 million to approximately $0.7 million primarily due to lower property tax expense as a result of successful property tax appeals.

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

General and administrative expenses. General and administrative expenses remained stable at approximately $0.5 million for the three months ended September 30, 2011 and 2010. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $2.2 million for the three months ended September 30, 2010 to approximately $1.3 million for the three months ended September 30, 2011 as a result of lower principal balances outstanding on our debt facility and a lower weighted-average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. Our loss on interest rate swaps that do not qualify for hedge accounting treatment decreased to approximately $0.1 million from approximately $0.7 million for the three months ended September 30, 2010. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the three months ended September 30, 2011. The decrease in loss was primarily due to a decrease in the notional amounts under the swap contracts, changes in market interest rates, and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $3.1 million for the three months ended September 30, 2010 to approximately $2.1 million for the three months ended September 30, 2011, primarily as a result of an approximately $0.9 million decrease in interest expense and an approximately $0.6 million decrease in loss on interest rate swaps, offset by an approximately $0.4 million increase in our operating loss. We sustained a net loss for the three months ended September 30, 2011 primarily as a result of incurring an operating loss of approximately $0.7 million and incurring interest expense and loss on our interest rate swap of approximately $1.4 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We leveraged the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the three months ended September 30, 2011 and 2010 was $0.08 and $0.18, respectively. As we continue to raise equity under our Follow-On Offering and generate cash flows from operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

Comparison of the nine months ended September 30, 2010 versus the nine months ended September 30, 2011

Revenue. Revenues decreased from approximately $36.2 million for the nine months ended September 30, 2010 to approximately $29.7 million for the nine months ended September 30, 2011 due to a decrease in revenue from timber sales of approximately $4.9 million, a decrease in timberland sales revenue of approximately $0.5 million, and a decrease in other revenues of approximately $1.1 million. Revenue from timber sales decreased primarily due to planned reductions in harvest volumes. Timberland sales revenue decreased as a result of selling 552 acres of HBU timberland in 2011 as compared to selling 868 acres in 2010. Other revenues decreased due to approximately $1.1 million of funds received from the Biomass Crop Assistance Program ("BCAP") during the nine months ended September 30, 2010; no funds were received from BCAP in 2011.

Details of timber sales by product for the nine months ended September 30, 2010 and 2011 is shown in the following table:

	For the Nine Months Ended September 30,	Changes attributable to:		For the Nine Months Ended September 30,
	2010	Price	Volume	2011
Timber sales(1)
Pine pulpwood	$20,956,731	$(62,964)	$(4,037,869)	$16,855,898
Pine sawtimber	$3,798,592	$(272,760)	$564,603	$4,090,435
Chip-n-saw	$3,525,756	$59,792	$(1,143,067)	$2,442,481
Hardwood pulpwood	$2,059,557	$(409,467)	$430,354	$2,080,444
Hardwood sawtimber	$1,134,297	$(130,559)	$139,746	$1,143,484
	$31,474,933	$(815,958)	$(4,046,233)	$26,612,742

(1)	Timber sales are presented on a gross basis.

Future revenue from timber sales related to the Mahrt Timberland is expected to decrease in 2011 as compared to 2010 based on aforementioned planned reductions in harvest volumes.

Operating expenses. Contract logging and hauling costs decreased by approximately $0.9 million from approximately $16.0 million for the nine months ended September 30, 2010 to approximately $15.1 million for the nine months ended September 30, 2011 due to a decrease of approximately 12% in delivered wood volume, offset by an increase in logging rates of approximately 6% due to higher fuel costs and longer average hauling distance. Depletion expense decreased approximately 19% from approximately $10.8 million for the nine months ended September 30, 2010 to approximately $8.7 million for the same period in 2011 primarily due to a decrease in harvest volumes of approximately 19%. Cost of timberland sales decreased by approximately $0.4 million due to selling fewer acres of HBU timberland in 2011 than in 2010. Advisor fees and expense reimbursements decreased from approximately $4.8 million for the nine months ended September 30, 2010 to approximately $1.8 million for the nine months ended September 30, 2011 due to an amendment to the Advisory Agreement that limits the amount of asset management fees and operating expense reimbursements to the least of (1) the amounts owned under the Advisory Agreement, (2) 1.5% of assets under management, as defined, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt.

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
General and administrative expenses. General and administrative expenses of approximately $1.7 million for the nine months ended September 30, 2011 was consistent with the same period in 2010 and are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $6.7 million for the nine months ended September 30, 2010 to approximately $4.3 million for the nine months ended September 30, 2011, primarily as a result of lower principal balances outstanding on our debt facilities and a lower weighted average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of equity proceeds raised, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.4 million for the nine months ended September 30, 2011 compared to a loss of approximately $1.9 million for the nine months ended September 30, 2010. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the nine months ended September 30, 2011. The decrease in the loss was primarily due to decreases in the lengths of time and notional amounts remaining under the respective swap contracts, changes in market interest rates, and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swap that does not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased from approximately $12.7 million for the nine months ended September 30, 2010 to approximately $8.9 million for the nine months ended September 30, 2011, primarily as a result of a decrease in interest expense of approximately $2.4 million, a decrease in loss on interest rate swaps of approximately $1.5 million, offset by an increase in our operating loss of approximately $0.1 million. We sustained a net loss for the nine months ended September 30, 2011 primarily as a result of incurring an operating loss of approximately $4.2 million, incurring interest expense of approximately $4.3 million and a loss on interest rate swaps of approximately $0.4 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We leveraged the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the nine months ended September 30, 2011 and 2010 was $0.38 and $0.70, respectively. As we continue to raise equity under our Follow-On Offering and generate cash flows from operations to repay the Mahrt Loan, we anticipate decreases in interest expense, which is expected to reduce future net losses.

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

For the three months ended September 30, 2011, Adjusted EBITDA was approximately $2.0 million, an approximately $2.2 million decrease from the three months ended September 30, 2010, primarily due to decreases in net revenue from timber and timberland sales, offset by a decrease in advisor fees and expense reimbursements. For the nine months ended September 30, 2011, Adjusted EBITDA was approximately $5.4 million, an approximately $2.5 million decrease from the nine months ended September 30, 2010, primarily due to decreases in net revenue from timber and timberland sales, and a decrease in other revenues, offset by a decrease in advisor fees and expense reimbursements.

Our reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(2,120,571)	$(3,135,181)	$(8,941,441)	$(12,727,576)
Add:
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(97,592)	(652,130)	(209,026)	(1,921,152)
Interest expense (1)	1,363,655	3,374,463	4,628,052	9,467,852
Depletion	2,594,248	3,432,893	8,675,870	10,756,235
Amortization (1)	176,240	162,465	506,594	1,252,273
Basis of timber on terminated lease	—	26,850	—	26,850
Basis of timberland sold	—	1,032,926	628,229	1,033,688
Basis of casualty loss	78,091	—	78,091	—
Adjusted EBITDA	$1,994,071	$4,242,286	$5,366,369	$7,888,170

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

We declared a stock dividend for the third quarter of 2011 in the amount of 0.000054348 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on June 16, 2011 and continuing through and including September 15, 2011. Approximately 142,700 shares of our common stock were issued on September 15, 2011 pursuant to this declaration.
On August 8, 2011, we declared a stock dividend for the fourth quarter of 2011 in the amount of 0.000054945 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on September 16, 2011 and continuing through and including December 15, 2011. This stock dividend is to be distributed during December 2011. As of September 30, 2011, we had recognized an other liability in the accompanying consolidated balance sheets for the par value related to approximately 25,250 shares of our common stock pursuant to this declaration.
During the three months and nine months ended September 30, 2011 and 2010, we issued approximately 407,320 and 485,080 shares of our common stock as stock dividends, respectively.

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

Subsequent Event

Sale of Shares of Common Stock

From October 1, 2011 through October 31, 2011, we raised approximately $2.8 million through the issuance of approximately 0.3  million shares of our common stock under our Follow-On Offering. As of October 31, 2011, approximately 189.3 million shares remained available for sale to the public under our Follow-On Offering, exclusive of shares available under our distribution reinvestment plan.

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

As of September 30, 2011, we had approximately $133.0 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the LTV Ratio at the time of determination. As of September 30, 2011, the weighted-average interest rate of the Mahrt Loan, after consideration of the interest rate swap, was 4.18%.

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

Approximately $67.5 million of our total debt outstanding as of September 30, 2011 is subject to a fixed rate when coupled with the interest rate swap. As of September 30, 2011, this balance incurred interest expense at an average rate of 5.085%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of September 30, 2011, after consideration of the interest rate swap, approximately $65.5 million of our total debt outstanding is subject to a variable interest rate. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $0.7 million per year. The amount outstanding on our variable-rate debt facility in the future will be largely dependent upon the level of investor proceeds raised under our Offerings and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the Mahrt Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)
On August 8, 2011, we granted 4,000 shares of restricted common stock to our independent directors upon their re-election to the board of directors pursuant to our amended and restated independent directors compensation plan. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2011, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2011	3,112	$9.64	3,112	(1)
August 2011	4,513	$9.64	4,513	(1)
September 2011	11,936	$9.67	11,936	(1)

(1)
Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010. Our share redemption plan, as amended, limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mahrt Debt prohibit us from making redemptions, other than upon the death or qualifying disability of a stockholder, during any period in which the LTV ratio exceeds 40% (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that, during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. Our board of directors has approved a monthly, noncumulative reserve of $150,000 for death or qualifying disability redemptions of common stock. As of September 30, 2011, all qualified shares tendered for redemption had been redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS TIMBERLAND REIT, INC. (Registrant)

Date:	November 7, 2011	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2011 FORM 10-Q OF
WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description

3.1
Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 12, 2010 (the “2010 Second Quarter Form 10-Q”))

3.2
Articles of Amendment to the Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Quarterly REport on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011 (the "2011 Second Quarter Form 10-Q"))

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