Form 10-K
period 2011-12-31
Wells Timberland REIT, Inc.
filed 2012-03-19
CIK 1341141

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes  ☐   No  ☒
Aggregate market value of the common stock held by non-affiliates was:                                         .While there is no established market for the registrant’s shares of common stock, the registrant has made two public offerings of its shares of common stock pursuant to Registration Statements on Form S-11. In both offerings, the Registrant sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2011 was approximately 27,867,961.
Number of shares outstanding of the registrant’s only class of common stock, as of February 29, 2012: 31,845,347 shares

Index to Consolidated Financial Statements

FORM 10-K

WELLS TIMBERLAND REIT, INC.

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

PART I

ITEM 1.	BUSINESS
General
Wells Timberland REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We engage in the acquisition and ownership of timberland located in the southeastern United States. We were incorporated on September 27, 2005, and commenced operations on July 11, 2007. Substantially all of our business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which we are the sole general partner, possess full legal control and authority over its operations, and own 99.99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, we formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, Wells Timberland TRS, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS.

We have executed an agreement, as amended, with Wells TIMO (the “Advisory Agreement”), under which Wells TIMO performs certain key functions on our behalf, including, among others, the investment of capital proceeds and management of our day-to-day operations.

The focus of our business is to invest in timberland and to manage that investment in order to provide attractive returns to our investors. We generate income returns in the form of cash flows from harvesting and selling timber, leasing the right to access land and harvest timber, and from pursuing non-timber-related revenue sources. We may pursue other investment opportunities that will complement our timberland investments. We also may invest in other entities that own timberland, or form joint ventures with entities that have complementary investment objectives. When and where we believe that it is appropriate, we also generate cash flow from the sale of lands that have a higher-and-better use (“HBU”). We expect to realize additional long-term returns from the appreciation in the value of our timberland and the standing timber on that land upon the ultimate disposition of our properties. For the years ended December 31, 2011, 2010, and 2009, respectively, the sale of timber accounted for approximately 89%, 87%, and 83% of our revenue. As of December 31, 2011, we owned interests in approximately 298,700 acres of timberland (consisting of approximately 222,400 acres of timberland held in fee-simple interests and approximately 76,300 acres of timberland held in leasehold interests) located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). As of December 31, 2011, the Mahrt Timberland contained approximately 10.4 million tons of merchantable timber inventory, of which approximately 6.2 million tons were pulpwood, 2.1 million tons were chip-n-saw, and 2.1 million tons were sawtimber.

We acquired the Mahrt Timberland on October 9, 2007, for a purchase price of approximately $400.0 million, exclusive of closing costs. We financed the purchase of the Mahrt Timberland with proceeds from our initial public offering of common stock discussed below, the issuance of preferred stock, a loan secured by a first mortgage on the Mahrt Timberland (the “Senior Loan”), and a second loan secured by a second mortgage on the Mahrt Timberland (the “Mezzanine Loan”). On March 24, 2010, we entered into a five-year senior loan agreement for $211.0 million with CoBank, ACB (“CoBank”) and Wells Fargo Securities, LLC (“Wells Fargo”) serving as co-lead lenders and CoBank serving as administrative agent (the “Mahrt Loan”). Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the Senior Loan and Mezzanine Loan and to fund costs associated with closing the Mahrt Loan.

In connection with our acquisition of the Mahrt Timberland, we entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a subsidiary of MeadWestvaco Corporation (“MeadWestvaco”) to sell to MeadWestvaco specified amounts of timber subject to market pricing adjustments. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early

Index to Consolidated Financial Statements

termination provisions. For the year ended December 31, 2011, approximately 58% of our timber sales revenue was derived from the Timber Agreements. The loss of MeadWestvaco as a customer would have a material adverse effect on our business.

Demand for paper and forest products and, therefore timber, generally is higher during periods of strong economic growth. However, while demand for these products is usually weaker during periods of slow economic growth, we believe some segments of the timber industry and paper and forest products industries are less affected by economic downturns than some other industries.

Timberland owners have some control over the timing of timber harvests and may be able to reduce harvests during periods of low timber prices, and to increase harvests during periods of high timber prices — in each case, to take advantage of then-prevailing market prices. Timberland owners also can apply “silvicultural” treatments to increase the growth rates of the trees and the quality of the wood that those trees produce. Silviculture is the science of manipulating timber stands to improve tree growth. Silviculture treatments may include preparing the land for planting trees, controlling weeds and undesirable tree species, and applying fertilizer. Foresters balance the cost of applying such treatments with the benefits received in the form of higher timber volumes on the tree stand. The proper application of silviculture treatments can increase the percentage of sawtimber-sized trees found in a given tree stand at harvest time, and can reduce the number of years between harvests. In most cases, we also will have the flexibility to modify silvicultural plans to target age/class scenarios enabling us to produce products that match up with the raw material demand of the customer base for which a particular block of timber will be marketed.

Each year, trees grow in terms of both height and width. As a result, assuming that timber prices remain constant and that no trees are harvested or damaged, a timberland property will become more valuable each year simply because the trees within that property have become larger. During certain growth stages in the life of a tree stand, the value of the timber may increase significantly during a very short period of time. One such period of time is when the trees begin to achieve pulpwood size. For example, for Southern pine in the United States, this generally occurs between 11-15 years in the life of a tree, and results in the tree changing from having no merchantable value to achieving values typically ranging from $6.00 to $12.00 per ton. Another such period of time occurs when pulpwood trees reach “chip-n-saw” size, which, in the Southern United States, generally occurs between 16-22 years in the life of a tree. Southern pine “chip-n-saw” prices may be two to three times those for pulpwood trees. Another value increase occurs when trees can be sold as large sawlogs, which generally occurs when the tree is older than approximately 23 years of age in the Southern United States. Likewise, once trees are harvested or should they become damaged, a substantial period of time may be required for replanted trees to achieve merchantable growth. The growth in the value of a tree stand is directly tied to the age and size of the trees within that tree stand; thus, it is important for timberland owners to understand the effects that biological stages of tree growth have on the value of the underlying timberland.

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

Offerings of Common Stock; Use of Proceeds

We began receiving investor proceeds from the sale of our common stock under our initial public offering (“Initial Public Offering”) of up to 85.0 million shares of common stock in May 2007. We terminated the Initial Public Offering on August 11, 2009. We raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

Index to Consolidated Financial Statements

We began receiving investor proceeds from the sale of our common stock under our follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock on August 12, 2009. We terminated the Follow-On Offering on December 31, 2011. We raised gross offering proceeds of approximately $119.7 million from the sale of approximately 12.1 million shares under the Follow-On Offering.

In addition to the Initial Public Offering and Follow-On Offering, we offered up to approximately 11.4 million shares of our common stock in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”). The 2010 German Offering expired on August 6, 2011. We raised approximately $8.5 million from the sale of approximately 0.9 million shares under the 2010 German Offering.

As of December 31, 2011, we had sold approximately 30.5 million shares of our common stock pursuant to the Initial Public Offering, the Follow-On Offering (collectively, the “Public Offerings”), and the 2010 German Offering, raising gross offering proceeds of approximately $303.1 million. From this amount, we paid approximately $24.3 million in selling commissions and dealer-manager fees to Wells Investment Securities, Inc. (“WIS”), approximately $1.3 million in organization and offering costs to Wells TIMO, approximately $0.4 million in placement and structuring agent fees, and approximately $2.3 million in share redemptions. We used the net proceeds of approximately $274.8 million from the sale of our common stock to partially fund the Mahrt Timberland acquisition, service acquisition-related debt, redeem shares of our preferred stock, and fund accrued dividends on redeemed shares of preferred stock.

Investment Objectives

Our primary investment objectives are to generate stable current income, preserve investor capital, and seek long-term capital appreciation from our investments. Our investment strategy is to acquire and manage a diversified portfolio of timberland properties that are:

•	comprised of trees from different age classes;

•	comprised of a variety of species of trees; and

•	located in geographic regions with a variety of customers and mills.

Age Class Diversification. Age class diversification allows us to make adjustments to our short-term and long-term income returns by investing in forests of different age groups that will provide cash flows for distribution to stockholders. Forests comprised of younger trees tend to generate less cash flow in the near-term than mature forests because there is less merchantable timber on them. Forests comprised of older trees can generate greater income returns in the near-term; however, the competition to purchase such forests is stronger, and the prices are generally higher.

Rather than focusing on properties comprised of trees of any particular age class, we focus our investment efforts on properties that are comprised of forests of different age classes, thus enabling us to better manage our short-term and long-term income and appreciation returns. At all times, we seek to acquire properties on terms that are favorable to us, and to seek a balance between short-term and long-term returns.

Species Diversification. By owning properties comprised of different species of trees, we mitigate the risks of being dependent on the overall market for any particular species of trees. Hardwood product (and timber) markets differ from softwood product (and timber) markets and may provide attractive income returns when softwood markets are poor, and vice versa.

Market and Customer Diversification. By pursuing an investment approach that includes the goal of market diversification, we seek to mitigate the risk of our operations being dependent on one particular customer or mill. To date, we have focused our geographic diversification approach on a micro level. We believe that our timberland properties should not be located in a single mill procurement basket. A single mill procurement basket is the average distance over which harvested trees must be hauled. While the average log haul varies somewhat by region, in most areas of the United States, logs usually are transported no more than 60 to 90 miles. Our geographic spacing on a micro basis enables us to participate in different wood markets, which helps to protect our portfolio from the risk of a single

Index to Consolidated Financial Statements

mill closure. This geographic spacing also reduces the risk that a large percentage of the portfolio will be damaged by a single fire, hurricane, earthquake, insect infestation, drought, disease, windstorm, flooding, or other weather conditions or natural disasters.

As opportunities arise, we may seek to diversify our timberland investments on a macro level by locating investment properties in different regions of the United States. Such geographic diversification lessens our dependence on regional economic and other conditions and provides further exposure to different species of trees and to different markets.

In connection with the acquisition of the Mahrt Timberland, we have incurred indebtedness that limits our ability to acquire additional timberland due to certain restrictive covenants contained in our financing agreements. As a result, we may have difficulty implementing our investment strategy of age class, species, and geographic diversification in the immediate future, if at all. For a discussion of the risks related to the lack of such diversification or failure to fully implement our investment strategy, see “Item 1A. Risk Factors-Risk Relating to Investing in Us.” For a discussion of the various restrictive covenants that limit our ability to acquire additional timberland, see “Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources.”

Financing Objectives

We have financed our acquisition of the Mahrt Timberland through a combination of debt, the issuance of common stock in our Initial Public Offering, and the issuance of preferred stock to Wells Real Estate Funds, Inc. (“Wells REF”), the indirect parent company of Wells TIMO and the direct parent of Wells Capital. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings and to issue preferred stock as a result of sourcing this acquisition in advance of raising substantial investor proceeds under our Initial Public Offering.

Prior to August 8, 2011, our charter generally limited our borrowings to a level that was less than 300% of our net assets, which approximated 75% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation. We were able to borrow in excess of this limitation temporarily upon the approval of a majority of our independent directors. In order to enable us to acquire the Mahrt Timberland, our board of directors authorized us to enter into financing arrangements that allowed us to borrow, in the aggregate, up to 100% of the purchase price of the Mahrt Timberland. The acquisition of Mahrt Timberland was partially financed with approximately $372.0 million of indebtedness (of which approximately $122.0 million was outstanding as of December 31, 2011). Effective August 8, 2011, our stockholders approved an amendment to our charter that lowered the maximum amount of debt that we are permitted to have in relation to our net assets to 200% and requires stockholder approval for any future amendment to this provision. As a result of this amendment to our charter, not only is our leverage limitation lower, but our board of directors no longer has the ability to approve leverage in excess of our net assets limitation without stockholder approval.

We currently intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for working capital and investment in timberland properties, which will allow us to further diversify our portfolio. However, the level of leverage will depend upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, our ability to raise equity proceeds from the sale of our common stock through our distribution reinvestment plan (“DRP”), the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing.

Our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 47% and 78%, as of December 31, 2011 and 2010, respectively.

Operating Objectives

We focus on operating the property to produce attractive short-term and long-term income and appreciation returns. One component of this management approach entails growing and harvesting as much wood as possible in the context of supply and demand for wood in the local wood markets. However, a competing component of this approach entails

Index to Consolidated Financial Statements

managing the timber inventory on each property, so that each property will be attractive to a potential buyer. We seek to balance these two strategies in a manner that optimizes the returns to stockholders consistent with our investment objectives.

We will continue to focus on the following key operating factors:

•	generating sufficient cash flow from operations to meet required obligations of our existing debt;

•	maximizing the value of our current timberlands through intensive forest management while practicing environmentally responsible resource stewardship; and

•	controlling administrative and operating expenses as a percentage of revenues.

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

Working Capital Reserves. We did not set aside offering proceeds for working capital purposes. Setting aside funds for this purpose would have decreased the amount invested in timber properties, including the servicing of debt, and would have reduced our opportunities to earn current income. We believe that debt proceeds and our cash flow from operations have been and will be sufficient to meet our needs for working capital.

Borrowing Policies. We have a limitation on borrowing that precludes us from borrowing in excess of 200% of the value of our net assets, which we refer to as our net assets limitation. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depletion, depreciation, reserves for bad debts, and other noncash reserves, less total liabilities, calculated quarterly by us on a basis consistently applied. Any borrowings in excess of this limitation requires an amendment to our charter that must be approved by a majority of our stockholders who are entitled to vote on the matter. As of December 31, 2011, our debt-to-net-assets ratio was approximately 47%. Over the long-term, we generally expect to limit our borrowing to approximately 65% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders.

Policies Regarding Operating Expenses. We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, as these terms are defined in our charter, unless our board of directors has determined that such excess expenses were justified based on unusual and nonrecurring factors. For the four consecutive quarters ended December 31, 2011, total operating expenses represented approximately 1.29% of average invested assets.

Offering Policies. Effective December 31, 2011, we concluded our primary public offering of shares. We expect to continue to offer shares to our existing stockholders through our DRP to the extent we make future cash distributions to our stockholders. Over the long term, we believe that offering shares under our DRP is in the best interest of our stockholders. If and when we pay cash distributions, the DRP is expected to provide an important source of funding for our share redemption plan and increase the likelihood that we will be able to (i) continue to pay down acquisition-

Index to Consolidated Financial Statements

related debt; (ii) acquire timberland properties at an attractive price, thereby improving stockholder returns; and (iii) further diversifying our portfolio of timberland properties, thereby reducing risk in our portfolio.

Listing Policy. We believe it continues to be in the best interest of our stockholders not to list our common shares for trading on a national exchange at this time. First, we just completed our primary public offering effective December 31, 2011. Second, we believe it is more cost effective to remain unlisted and utilize Wells TIMO as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the benefit of being able to provide our stockholders with liquidity in the near-term through a stock exchange listing is outweighed by allowing the portfolio to mature and then completing a liquidity event such as a stock exchange listing of the shares or a sale or merger transaction that would result in our stockholders receiving cash or tradeable securities having a value per share that is anticipated to be higher than the price at which our shares would likely trade today. Our charter currently requires that, in the event that our common stock is not listed on a national exchange by August 11, 2018, we must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) seek stockholder approval to begin liquidating our investments and distributing the resulting proceeds to the stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Employees

We have no direct employees. The employees of Wells TIMO and its affiliates provide services for us related to asset and forestry management, accounting, investor relations, and other administrative services. Wells TIMO is entitled to compensation as our advisor pursuant to the terms of the Advisory Agreement. We incurred approximately $3.3 million, $6.1 million, and $5.9 million in advisor fees and expense reimbursements for the years ended December 31, 2011, 2010, and 2009, respectively. See “Part III. Item 13 — Certain Relationships and Related Transactions, and Director Independence” for a detailed discussion of our related-party agreements, transactions, fees, and reimbursements.

Competition

Selling timber is highly competitive in the current market, and we will experience competition from owners and managers of competing timberland properties for the procurement of timber supply agreements. As a result, we may have to provide price concessions or offer other inducements to timber users in order to procure timber supply agreements, all of which may have an adverse impact on our results of operations. Also, as we seek to acquire assets, we are in competition for targeted timberland tracts with other similar timber investment companies, as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timberland tracts to become the purchaser if another suitable tract cannot be substituted. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.

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

Index to Consolidated Financial Statements

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, the level of real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by us and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2011, we have no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and Director; Wells Capital, the owner of our advisor; Wells Management Company, Inc. (“Wells Management”); certain affiliates of Wells REF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of an internalization transaction by Piedmont REIT on April 16, 2007.

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

On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.

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

Index to Consolidated Financial Statements

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

On November 17, 2011, the Court issued rulings granting several of the plaintiff’s motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants’ reliance on advice from their outside legal and financial advisors, and limiting the defendants’ ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although Wells REF believes that it has meritorious defenses to the claims of liability and damages in these actions, Wells REF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on Wells REF’ s financial results, financial condition, or liquidity.

Access to SEC Filings

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge from our website at http://www.wellstimberland.com, or through a link to the http://www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

There is no current public trading market for our shares and we have no current plans to apply for listing on any public securities market. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding shares, or more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding common shares, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase stockholders’ shares. In addition, we have adopted a share redemption plan (“SRP”) that includes numerous restrictions

Index to Consolidated Financial Statements

that limit stockholders’ ability to sell their shares. Our board is also free to amend or terminate the SRP upon 30 days’ notice. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their purchase price. It is also likely that a stockholder’s shares will not be accepted as the primary collateral for a loan.

We have a limited operating history, which makes our future performance and the performance of a stockholder’s investment difficult to predict.

We have a limited operating history. We were incorporated in September 2005, commenced operations in July 2007, and completed our first and only significant timberland investment in October 2007. For the years ended December 31, 2011, 2010, and 2009, our operations resulted in an operating loss of approximately $6.1 million, $5.5 million, and $7.9 million, respectively, and a net loss of approximately $11.9 million, $15.8 million, and $19.9 million, respectively. As of December 31, 2011 and 2010, we had an accumulated stockholders’ deficit of approximately $130.6 million and $113.3 million, respectively. For the years ended December 31, 2011, 2010, and 2009, cash provided by operations was approximately $4.6 million, $5.2 million, and $5.0 million, respectively. For the years ended December 31, 2011, 2010, and 2009, we incurred interest expense on our indebtedness of approximately $5.4 million, $8.6 million, and $10.0 million, respectively, and accrued dividends on our preferred stock of approximately $1.6 million, $3.7 million, and $3.6 million, respectively. See “Item 6. Selected Financial Data.” Our limited operating history significantly increases the risk and uncertainty our investors face, including related to our ability to pay distributions in the future. Stockholders should not rely upon the past performance of other Wells-sponsored real estate programs. Such past performance was not related to the ownership of timberland property and is not indicative of our future results.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

The continuing high demand for the type of properties we desire to acquire may cause any distributions and the long-term returns of our investors to be lower than they otherwise would be. We believe the current market for timberland properties is extremely competitive. To the extent that we have access to debt or equity capital, or internally generated capital, to make acquisitions, we will be competing for these timberland investments with other entities, including traditional corporations and REITs, forestry products companies, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. Many of our competitors have more experience, greater financial resources, and a greater ability than we do to borrow funds to acquire properties.

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

We have completed only one significant timberland acquisition and have not identified any additional properties that we will acquire.

We have completed only one significant timberland acquisition and have not identified any additional properties that we will acquire. Our ability to identify and acquire well-performing properties and achieve our investment objectives depends upon the performance of our advisor in the selection of our investments and the ability of our advisor to obtain debt or equity financing on our behalf. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for stockholders to sell their shares promptly or at all.

Index to Consolidated Financial Statements

We are substantially dependent on our business relationships with MeadWestvaco and its affiliated entities, and our continued success will depend on their economic performance.

We have entered into two agreements in connection with our acquisition of the Mahrt Timberland: a master stumpage agreement with a subsidiary of MeadWestvaco and a fiber supply agreement with MeadWestvaco and a subsidiary. We refer to these agreements collectively as the Timber Agreements. The Timber Agreements provide that we will sell specified amounts of timber to a subsidiary of MeadWestvaco, subject to market pricing adjustments. The Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from the Mahrt Timberland. Our financial performance is substantially dependent on the economic performance of MeadWestvaco and its affiliates as consumers of our wood products. Approximately 58% of our timber sales revenue in 2011 was derived from these Timber Agreements. Therefore, our business and financial condition may be negatively and adversely impacted if the financial performance of MeadWestvaco suffers.

If we are unable to raise additional equity or debt proceeds, we will be limited in the number and type of investments we may make, and the value of a stockholder’s investment in us will fluctuate with the performance of the specific properties we acquire.

Our Follow-On Offering expired on December 31, 2011. Unless we are able to raise additional equity or debt proceeds, we may not be able to achieve a broadly diversified timberland property portfolio. In that case, the likelihood of our profitability being affected by the performance of the Mahrt Timberland will increase. A stockholder’s investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of timberland properties.

Our real estate investments are concentrated in timberland properties, making us more vulnerable economically than if our investments were diversified.

We own timberland properties and may make additional timberland acquisitions in the future. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our current business strategy to invest primarily, if not exclusively, in timberland properties. A downturn in the real estate industry generally or the timber or forest products industries specifically could reduce the value of our properties. A downturn in the timber or forest products industries also could prevent our customers from making payments to us and, consequently, would prevent us from meeting debt service obligations or making distributions to our stockholders. The risks we face may be more pronounced than if we diversified our investments outside real estate or outside timberland properties.

We have not paid any cash distributions to date to our stockholders. Future cash distributions are not guaranteed and may fluctuate.

As of the date of this report, we have not paid any cash distributions. If we do make distributions to our stockholders, the actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements, tax considerations, and restrictive covenants imposed on us by our credit agreements. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our cash flow from operations. However, we may borrow funds to make cash distributions. In the event that we are unable to consistently fund quarterly distributions to stockholders entirely from our cash flows from operations, the value of a stockholder’s shares upon the possible listing of our stock, the sale of our assets, or any other liquidity event may be reduced.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and a stockholder’s overall return may be reduced.

Index to Consolidated Financial Statements

As of the date of this report, we have not paid any cash distributions. There are many factors that can affect the availability and timing of distributions to stockholders. We expect to fund distributions principally from cash flow from operations; however, our organizational documents permit us to pay distributions from any source, including borrowings or from net equity proceeds raised under our DRP. If we fund distributions from financings or the net equity proceeds pursuant to our DRP, we will have fewer funds available for the investment in, and acquisition of, properties; thus, the overall return to our investors may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its fees under the Advisory Agreement.We can give no assurance that we will be able to pay cash distributions.

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

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, Robert F. Kennedy, Jess E. Jarratt, Brian M. Davis, Troy A. Harris, John C. Iverson, and Don L. Warden, each of whom are key personnel of our advisor or Wells Capital, its manager, and would be difficult to replace. We do not have employment agreements with any of these key personnel, and we cannot guarantee that such persons will remain affiliated with us. If any of these key personnel were to cease their affiliation with our advisor or its manager, our operating results could suffer. We do not intend to maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our advisor and its manager to retain highly skilled managerial, operational, and marketing personnel. Competition for retention of our advisor’s and its manager’s existing skilled personnel is intense, and our advisor and its manager may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or as to timberland properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting

Index to Consolidated Financial Statements

and retaining such relationships. If our advisor or its manager loses or is unable to obtain the services of highly skilled personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of stockholders’ investments may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

Our advisor, Wells TIMO, currently has only nine employees and will rely upon the employees of its manager, Wells Capital, to perform many of the services our advisor is required to perform for us. We are dependent on our advisor to select our investments and conduct our operations; thus, adverse changes in the financial health of Wells Capital could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments. As a general partner to many Wells-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide on behalf of Wells TIMO, our operations and financial performance could suffer as well, which would limit our ability to make distributions and decrease the value of stockholders’ investments.

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

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue one billion shares of stock, of which 900 million shares are designated as common stock and 100 million are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of Wells TIMO or Wells Capital; (4) issue shares to our advisor, its successors, or assigns, in payment of an outstanding fee obligation; (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Timberland OP; or (6) issue shares of common stock pursuant to stock dividends. To the extent we issue additional equity interests, our investors’ percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share by investors, and the value of our properties, existing stockholders also may experience a dilution in the book value of their investments in us.

Index to Consolidated Financial Statements

We issued common stock dividends to stockholders of record as of certain dates between August 9, 2010 and December 15, 2011. The stock dividends annualized to a 2% rate. If an investor purchased shares in our Follow-On Offering but was not a stockholder of record for any of the stock dividend periods, the investor’s interest in us was diluted as a result of the additional shares issued to those stockholders of record. Should our board of directors decide to issue additional common stock dividends, and should an investor purchase shares after the periods selected by our board as record dates for such common stock dividends, the investor’s interest in us will be further diluted.

The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you paid. We may use the most recent price paid to acquire a share in the Follow-On Offering as the estimated value of our shares until December 31, 2012, the date by which our Advisor is required to update and report the estimated per-share value of our common stock based on the then-current value of our portfolio. Even when the Advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bore no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price was not based upon any valuation (independent or otherwise), the offering price was likely higher than the proceeds that you would receive upon liquidation or a resale of your shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we paid in connection with the issuance of our shares.

To assist Financial Industry Regulatory Authority, Inc. ("FINRA") members and their associated persons that participate in this offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the Advisor estimated the value of our common shares as $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the price paid to acquire a share in our public primary offering, which was terminated on December 31, 2011, was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). The Advisor has indicated that it intends to use the most recent price paid to acquire a share in the Follow-On Offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until December 31, 2012. This estimated value is likely to be higher than the price at which you could resell your shares because (i) our public offerings involved the payment of underwriting compensation and other directed selling efforts, (ii) there is no public market for our common stock, and (iii) no adjustment has been made to reflect the impact of the stock dividends we have issued to stockholders. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we paid in connection with the issuance of our shares, as well as the sustained reduction in the demand for real estate as a result of the continuing credit market disruptions and economic slowdown. There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, the Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

The actual value of shares that we repurchase under our SRP may be substantially less than what we pay.

Under our SRP, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. The maximum price that may be paid under the program is $10.00 per share, which was the offering price of our shares of common stock in the primary portion of the Public Offerings (ignoring purchase price discounts for certain categories of purchasers) and, as described above, the initial estimated value of

Index to Consolidated Financial Statements

our common shares disclosed to assist FINRA members and their associated persons that participate in this offering, pursuant to FINRA Rule 2310. Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in the Public Offerings, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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

We rely on Wells TIMO, our advisor, for the day-to-day operation of our business. Wells TIMO relies on the personnel of its parent company and manager, Wells Capital, to perform many of the services Wells TIMO is required to perform as our advisor. Wells Capital and its affiliates, including Leo F. Wells, III, our President and Director and the President of Wells Capital; Douglas P. Williams, our Executive Vice President and the Senior Vice President of Wells Capital; and Randall D. Fretz, our Senior Vice President and the Senior Vice President of Wells Capital, have interests in other Wells programs and engage in other business activities, including providing advisory services to Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”), Wells Core Office Income REIT, Inc. (“Wells Core REIT”), and other Wells REF-sponsored real estate programs. As a result, they will have conflicts of interest in allocating their time among us and other Wells programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of stockholders’ investments, may decline.

Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital, its affiliates, and other Wells REF-sponsored programs, which could hinder our ability to successfully implement our business strategy and to generate returns to stockholders.

Our executive officers and three of our directors, Leo F. Wells III, Jess E. Jarratt and E. Nelson Mills, are also officers and directors of Wells Capital, our dealer-manager, and other affiliated entities and Wells REF-sponsored programs, and one of our independent directors, George W. Sands, serves on the board of one other program advised by Wells Capital, the owner of our advisor. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental

Index to Consolidated Financial Statements

to our business, which could hinder the implementation of our business strategy and our investment and operational opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Wells TIMO and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other programs advised by Wells Capital, which could result in actions that are not in the long-term best interest of our stockholders. The amounts payable to Wells TIMO upon termination of the Advisory Agreement may also influence decisions about terminating Wells TIMO or our acquisition or disposition of investments.

Under the Advisory Agreement between us, Wells Timberland OP, and Wells TIMO, and pursuant to the terms of the special units Wells TIMO owns in Wells Timberland OP, Wells TIMO is entitled to fees and other payments from us and Wells Timberland OP that are structured in a manner intended to provide incentives to Wells TIMO to perform in our best interest and in the best interest of our stockholders. However, because Wells TIMO does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests are not wholly aligned with those of our stockholders. As a result, these compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the affiliates of Wells TIMO who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal, or enforcement of our agreements with Wells TIMO and its affiliates, including the Advisory Agreement and the dealer-manager agreement;

•	public offerings of equity by us, which entitle WIS to dealer-manager fees and entitle Wells TIMO to increased asset management fees;

•	property sales, which entitle Wells TIMO to real estate commissions and possible success-based payments;

•	the valuation of our timberland properties, which determines the amount of the asset management fee payable to Wells TIMO and affects the likelihood of any success-based payments;

•	property acquisitions from third parties, thereby increasing the likelihood of related fee income for Wells TIMO;

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

Index to Consolidated Financial Statements

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

We are dependent upon our advisor and its affiliates to conduct our operations; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon our advisor and its affiliates to conduct our operations. Thus, adverse changes to our relationship with, or the financial health of, our advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

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

In addition, affiliates of our advisor are currently parties to litigation regarding Piedmont REIT’s internalization of entities affiliated with our advisor. Due to the uncertainties inherent in the litigation process, it is not possible for us to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist. Affiliates of our advisor have incurred and may continue to incur defense costs associated with the litigation. A summary of the nature and status of the litigation is set forth below.

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

On June 27, 2007, the plaintiff filed an amended complaint, which contained the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of one of Piedmont REIT’s officers as an individual defendant. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.

Index to Consolidated Financial Statements

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

On November 17, 2011, the Court issued rulings granting several of the plaintiff’s motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants’ reliance on advice from their outside legal and financial advisors, and limiting the defendants’ ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.

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

Index to Consolidated Financial Statements

Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with Regulation 14D of the Exchange Act, including the notice and disclosure requirements that would be applicable if the tender offer were for more than 5% of the shares. In addition, the offeror must provide notice to us of the tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the right to repurchase that person’s shares of our stock and any shares of our stock acquired in such tender offer based on the repurchase provisions in our charter. In addition, the noncomplying offeror shall be responsible for all of our expenses in connection with that stockholder’s noncompliance, and we may offset any such expenses against the amount paid by us for the repurchase of the shares. This provision of our charter may discourage a person from initiating a tender offer for shares of our stock and prevent a stockholder from receiving a premium price for his shares of our common stock in such a transaction.

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

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. If we are unable to maintain a significant portion of our portfolios in properties, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower stockholders’ returns.

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

Our board of directors determines our major policies, including our policies regarding investment strategies, financing, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders may face.

Stockholders may not be able to sell their shares under the SRP and, if they are able to sell their shares under the plan, they may not be able to recover the amount of their investments in our shares.

Index to Consolidated Financial Statements

Our board of directors has adopted an SRP, as amended, but there are significant conditions and limitations that would limit stockholders’ ability to sell their shares under the plan. In addition, our board of directors may amend, suspend, or terminate our SRP upon 30 days’ notice and without stockholder approval.

As a result of the acquisition of the Mahrt Timberland, we were prohibited from redeeming any shares under our SRP until we achieved certain financial performance measures under the terms of our indebtedness (except for redemptions sought within two years of the death or qualifying disability of the stockholder). Now that we are able to allow share redemptions under our SRP, generally, stockholders will have to have held their shares for at least one year in order to participate in our SRP. We will limit the number of shares redeemed pursuant to our SRP as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (2) we may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for redemptions (other than those following an investor’s death or qualifying disability) since the beginning of the then-current calendar year to exceed the sum of (x) the net proceeds from the sale of shares under our DRP during such period and (y) any additional amounts reserved for such purpose by our board of directors. We have not yet paid any cash distributions and, therefore, have not received any proceeds under our DRP. In addition, our board of directors has not reserved any amounts except for redemptions made in connection with death, qualifying disability, or confinement to a long-term care facility. Therefore, these limits are likely to prevent us from accommodating all redemption requests made in any year. Initially, the price for all redemptions, other than in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility, will be 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by the number of shares owned by such stockholder, until one year after termination of our public offering on December 31, 2011. Thereafter, we will redeem shares at a price equal to 95% of the per share value, as estimated by our advisor or another firm chosen for that purpose.

These restrictions will severely limit stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invested.

Payment of fees to Wells TIMO and its affiliates will reduce cash available for investment and distribution, and increase the risk that stockholders will not be able to recover the amount of their investments in our shares.

Wells TIMO and its affiliates will perform services for us in connection with the selection and acquisition of our investments, the management of our properties, and the administration of our other investments. We pay Wells TIMO and its affiliates substantial fees for these services. Payment of these fees reduces the amount of cash available for investment in properties or distribution to stockholders. Wells TIMO, as the holder of the special units, also may be entitled to receive a distribution upon the sale of our properties and/or a payment in connection with the redemption of the special units upon the earlier to occur of specified events, including the listing of our shares on a national securities exchange or the termination of the Advisory Agreement. These payments to Wells TIMO increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares paid by our investors. In addition, substantial up-front fees paid by investors in our public offerings also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Outstanding preferred stock may limit proceeds payable to the holders of common stock in the event we are liquidated or dissolved prior to the redemption of the preferred stock.

We had 27,844 shares of Series A preferred stock and 9,904 shares of Series B preferred stock outstanding as of December 31, 2011. Prior to May 9, 2011, dividends accrued on the shares of Series A preferred stock and Series B preferred stock daily at a rate of 8.5% per year of the issue price of $1,000 per share. On May 9, 2011, our board of directors approved a decrease in the annual dividend rate on the Series A and Series B preferred stock from 8.5% to 1.0%. If we are liquidated or dissolved, the holders of the Series A and Series B preferred stock are each entitled to receive the issue price of $1,000 per share, plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock. As a result, the amount of funds holders of our common

Index to Consolidated Financial Statements

stock would otherwise receive upon a liquidation or dissolution would be reduced in the event the Series A or Series B preferred shares had not been redeemed prior to such an event.

Risks Related to Investments in Timberland

We are subject to the credit risk of our customers. The failure of any of our customers to make payments due to us under our supply agreements could reduce our distributions to our stockholders.

Current and future customers who agree to purchase our timber under supply contracts will range in credit quality from high to low. We assume the full credit risk of these parties, as we have no payment guarantees under the contract or insurance if one of these parties fails to make payments to us. While we intend to continue acquiring timberland properties in well-developed and active timber markets with access to numerous customers, we may not be successful in this endeavor. Depending upon the location of any additional timberland properties we acquire and the supply agreements we enter into, our supply agreements may be concentrated among a small number of customers. Even though we may have legal recourse under our contracts, we may not have any practical recourse to recover payments from some of our customers if they default on their obligations to us. Any bankruptcy or insolvency of our customers, or failure or delay by these parties to make payments to us under our agreements, would cause us to lose the revenue associated with these payments and could cause us to reduce the amount of distributions to our stockholders.

Changes in demand for HBU property may reduce our anticipated land sale revenues.

We anticipate that we will sell portions of our timberland property base from time to time in the event that we determine that certain properties have become more valuable for development, recreation, conservation, and other uses than for growing timber, which we refer to as HBU property. A number of factors, including a slow-down in commercial or residential real estate development or a reduction in the availability of public funding for conservation projects, could reduce the demand for these properties and reduce any revenues that we could realize from our land sale program.

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

Our operating results are affected by the cyclical nature of the forest products industry. Unlike other REITs that are parties to leases and other contracts providing for relatively stable payments over a period of years, our operating results depend on prices for timber that can experience significant variation and that have been historically volatile. Like other participants in the forest products industry, we have limited direct influence over the timing and extent of price changes for cellulose fiber, timber, and wood products. Although some of the supply agreements we have entered into and those we expect to enter into in the future fix the price of our harvested timber for a period of time, these contracts may not protect us from the long-term effects of price declines and may restrict our ability to take advantage of price increases.

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

Index to Consolidated Financial Statements

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

Uninsured losses relating to the timberland properties we own and may acquire may reduce our stockholders’ returns.

The volume and value of timber that can be harvested from the timberlands we own and may acquire may be limited by natural disasters such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding, and other weather conditions and natural disasters, as well as other causes such as theft, trespass, condemnation, or other casualty. We do not intend to maintain insurance for any loss to our standing timber from natural disasters or other causes. Any funds used for such losses may reduce cash available for distributions to our stockholders.

The forest products industry and the market for timberland properties are highly competitive, which could force us to pay higher prices for our properties or limit the amount of suitable timberland investments we are able to acquire and thereby reduce our profitability and the return on an investment in us.

The forest products industry is highly competitive in terms of price and quality. We have a limited operating history and own only a single significant timberland investment. Many of our competitors, both domestic and international, have substantially greater financial and operating resources and are better able to absorb the risks of timberland investing. In recent years, the timberland investment business has experienced increasing competition for the purchase of timberland properties from both commercial and residential real estate developers as a result of urban and suburban expansion. We expect this trend to continue. Many real estate developers have substantially greater financial resources than our company. In addition, many developers tend to use high relative amounts of leverage to acquire development parcels, which we may not be willing or able to incur. Purchases of timberland parcels for development not only reduce the amount of suitable timberland investment properties, but also tend to separate larger, existing timberland properties into smaller units, which have reduced economies of scale and are less desirable for harvesting and the future marketability of the property for timber harvesting or other uses. Competition from real estate developers and others limits the amount of suitable timberland investments available for us to acquire, and any increase in the prices we expect to pay for timberland may reduce the returns, if any, we are able to achieve for our stockholders.

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

Index to Consolidated Financial Statements

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

We are subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the National Environmental Policy Act, and the Endangered Species Act, as well as comparable state laws and regulations. Violations of various statutory and regulatory programs that apply to our operations could result in civil penalties; damages, including natural resource damages; remediation expenses; potential injunctions; cease-and-desist orders; and criminal penalties.

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

We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states where we intend to seek to acquire timberland properties. For example, if we acquire timberland property in Washington state, we would be required to file a Forest Practice Application for each unit of timber to be harvested. These applications may be denied or restricted by the regulatory agency or appealed by other parties, including citizens’ groups. Environmental groups and interested individuals may also appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits, and delays or harvest restrictions on a significant number of applications could result in increased costs. In addition to intervention in regulatory proceedings, interested groups and individuals may file or

Index to Consolidated Financial Statements

threaten to file lawsuits that seek to prevent us from implementing our operating plans. Any lawsuit or even a threatened lawsuit could delay harvesting on our timberlands. Among the remedies that could be enforced in a lawsuit is a judgment entirely preventing or restricting harvesting on a part of our targeted timberland properties.

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

Because timberland investments are relatively illiquid, our ability to promptly sell one or more timberland properties in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	changes in international, national, regional, and local economic and market conditions;

•	changes in interest rates and in the availability, cost, and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;

•	forestry management costs associated with maintaining and managing timberland properties;

•	changes in operating expenses; and

•	fires, hurricanes, earthquakes, floods, and other natural disasters, as well as civil unrest, acts of war, and terrorism, each of which may result in uninsured losses.

As part of our business plan and as necessary, we intend to sell portions of our timberland property holdings during opportunistic times. We plan on selling timberland to third parties who intend to put the timberland to an HBU and therefore may be willing to compensate us for the land in excess of prices we would typically receive if the land remained as timber-producing property. In acquiring a timberland property, however, and in entering into long-term supply agreements, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to market opportunities could result in lower distributions to our stockholders than would be available if we were able to quickly respond to such market opportunities.

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

Index to Consolidated Financial Statements

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

Our expenses may be increased by assessments of our timberland properties and changes in property tax laws. We generally intend to hold our timberland properties for a substantial amount of time. Property values tend to increase over time, and as property values increase, the related property taxes generally also increase, which would increase the amount of taxes we pay. In addition, changes to state tax laws or local initiatives could also lead to higher tax rates on our timberland properties. Because each parcel of a large timberland property is independently assessed for property tax purposes, our timberland properties may receive a higher assessment and be subject to higher property taxes. In some cases, the cost of the property taxes may exceed the income that could be produced from that parcel of property if we continue to hold it as timberland. If our timberland properties become subject to higher tax rates, the revenues that we use to pay distributions could be diminished and our stockholders may receive a lower return on their investment.

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

We may be unable to properly estimate non-timber revenues from any properties that we acquire, which would impair our ability to acquire attractive properties, as well as our ability to derive the anticipated revenues from those properties.

Index to Consolidated Financial Statements

If we acquire any additional properties, we likely will expect to realize revenues from timber and non-timber-related activities, such as the sale of conservation easements and recreation leases. Non-timber activities can contribute significantly to the revenues that we derive from a particular property. We will rely on estimates to forecast the amount and extent of revenues from non-timber-related activities on our timberland properties. If our estimates concerning the revenue from non-timber-related activities are incorrect, we will not be able to realize the projected revenues. If we are unable to realize the level of revenues that we expect from non-timber activities, our revenues from the underlying timberland would be less than expected and our ability to make distributions to our stockholders may be negatively impacted.

Any international investments we make will be subject to changes in global market trends that could adversely impact our ability to make distributions to our stockholders.

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

In March 2010, we borrowed approximately $211.0 million to refinance the debt facilities that we used to partially fund the acquisition of the Mahrt Timberland. As of December 31, 2011, the Mahrt Loan had a principal balance of approximately $122.0 million, which we must repay on or before March 24, 2015. The Mahrt Loan is secured by, among other things, a first priority security interest in the funds raised in our Offerings. Our ability to repay the Mahrt Loan is dependent upon the success of our operations in generating sufficient cash flow to meet our obligations under the Mahrt Loan. If we are unable to repay the Mahrt Loan when due, then unless we are able to refinance the Mahrt Loan or otherwise amend its terms, we will be in default under the Mahrt Loan. If we default on the Mahrt Loan and

Index to Consolidated Financial Statements

if the lenders under the Mahrt Loan foreclose upon their security interest, our existing stockholders could lose some or all of their investment and it would be unlikely that we would be able to meet our investment objectives or continue our operations.

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

Index to Consolidated Financial Statements

investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

We have authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of stockholders’ investments.

Our charter does not limit us from incurring debt until our aggregate debt would exceed 200% of our net assets (generally expected to approximate 65% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation). Our debt obligations may cause us to incur higher interest charges on any additional debt incurred in the future and will result in higher debt service payments in order to service the higher debt levels. In addition, the terms of the Mahrt Loan include restrictive covenants such as the prohibition on paying cash distributions or redeeming shares unless we achieve certain financial performance measures under the Mahrt Loan (except for distributions required to maintain our status as a REIT, and except for those redemptions allowed in cases of death or qualifying disability). These factors limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

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

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code of 1986, as amended, or the Code. We have no assurances that we will satisfy the requirements for REIT qualification in the future. Alston & Bird LLP, our legal counsel, will not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial, or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal and state income tax on our taxable income at corporate rates and/or penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

If we begin to pay cash distributions in the future, stockholders may incur a current tax liability on distributions that they elect to reinvest in our common stock.

Index to Consolidated Financial Statements

If we begin to pay cash distributions in the future and a stockholder participates in our DRP, the stockholder will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, the stockholder will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless the stockholder is a tax-exempt entity, the stockholder may have to use funds from other sources to pay the tax liability on the value of the shares of common stock received.

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

Even if we continue to qualify for and elect to be taxed as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to federal and state corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

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

To maintain our REIT status, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (2) the effect of nondeductible capital expenditures, or (3) the creation of reserves. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

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

Index to Consolidated Financial Statements

The extent of our use of taxable REIT subsidiaries may affect the value of our common stock relative to the share price of other REITs.

We conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs enables us to engage in non-REIT-qualifying business activities, such as the sale of HBU properties. However, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT-qualifying operations. Furthermore, because the income earned by our TRSs is subject to corporate income tax and is not subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we expect to use them.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on stockholders’ investments.

As a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions.

We intend to avoid the 100% prohibited transaction tax upon qualification as a REIT by conducting activities that would be prohibited transactions through one or more TRSs. We may not, however, always be able to identify properties that will become part of our “dealer” land sales business. Therefore, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

Retirement and Employee Benefit Plan Risks

If a fiduciary fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to pension and employee benefit plans investing in our shares. If the fiduciary is investing the assets of a pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan, the assets of an IRA, or the assets of any other plan that is subject to ERISA and/or the Code in our common stock, the fiduciary should satisfy that:

•	the investment is consistent with the fiduciary obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•	a stockholder’s investment satisfies the applicable prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	the fiduciary will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Index to Consolidated Financial Statements

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. Fiduciaries may be held personally liable under ERISA for losses suffered by a plan as a result of a breach of fiduciary duty. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

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
As of December 31, 2011, we owned interests in approximately 298,700 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 298,700 acres, we owned fee-simple interests in approximately 222,400 acres and leasehold interests in approximately 76,300 acres. As of December 31, 2011, our timberlands contained an estimated 10.4 million tons of merchantable timber inventory, of which approximately 6.2 million tons were pulpwood, 2.1 million tons were chip-n-saw, and 2.1 million tons were sawtimber.

Index to Consolidated Financial Statements

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index to Consolidated Financial Statements

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of February 29, 2012, we had approximately 31.8 million shares of common stock outstanding held of record by a total of approximately 10,610 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of our shares.
To assist Financial Industry Regulatory Authority, Inc. members who participated in our public offerings of common stock, we disclose in each annual report distributed to stockholders an estimated per-share value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells TIMO prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of IRAs in the preparation of their reports relating to an investment in our shares. For these purposes, Wells TIMO’s estimated value of the shares is $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the price paid to acquire a share in our public primary offering, which was terminated on December 31, 2011, was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). This estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offerings involved the payment of underwriting compensation and other directed selling efforts, (2) there is no public market for our common stock, and (3) no adjustment has been made to reflect the impact of the stock dividends we have issued to stockholders. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we paid in connection with the issuance of our shares, as well as the sustained reduction in the demand for real estate as a result of the continuing credit market disruptions and economic slowdown. There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.
Our Follow-On Offering expired on December 31, 2011, however, we expect to continue to offer shares of our common stock to existing stockholders through our DRP to the extent we make future cash distributions to our stockholders. Wells TIMO expects to continue to use the most recent pubic offering price of our common stock as the estimated per-share value reported in our annual reports on Form 10-K until such time as a per-share value of our common stock has been estimated based on the current value of our portfolio and reported publicly. We expect that such an estimated per-share value will be determined by December 31, 2012. Such estimated per-share value is expected to be determined based on estimates of the current values of our assets, net of current values of our liabilities and preferred stock; thus, such estimated per-share value should not be viewed as an estimate of the amount of net proceeds per share that would result from a sale of our properties at that time.
Offerings of Common Stock
On August 11, 2006, the Registration Statement on Form S-11 filed with the SEC for our Initial Public Offering was declared effective. WIS served as the dealer-manager for our Initial Public Offering. Pursuant to our Initial Public Offering, we offered a total of up to 85 million shares of our common stock, with 75 million shares offered at $10.00 per share in our primary offering and 10 million shares offered at $9.55 per share pursuant to our DRP, aggregating up to $845.5 million. We terminated the Initial Public Offering on August 11, 2009. We raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.
On August 6, 2009, the Registration Statement on Form S-11 filed with the SEC for our Follow-On Offering was declared effective. WIS served as the dealer-manager for our Follow-On Offering. Pursuant to our Follow-On Offering, we offered a total of up to 220.9 million shares of our common stock, with 200.0 million shares offered at $10.00 per share in our primary offering and 20.9 million shares offered at $9.55 per share pursuant to our distribution reinvestment

Index to Consolidated Financial Statements

plan, aggregating up to $2.2 billion. We terminated the Follow-On Offering on December 31, 2011. As of December 31, 2011, we raised gross offering proceeds of approximately $119.7 million from the sale of common shares under our Follow-On Offering. We de-registered the unsold shares in the primary offering of the Follow-On Offering in March 2012 and expect to register the shares issuable pursuant to the DRP on Form S-3.

In addition to the Initial Public Offering and Follow-On Offering, we offered up to approximately 11.4 million shares of our common stock in the 2010 German Offering. The 2010 German Offering expired on August 6, 2011. We raised approximately $8.5 million from the sale of approximately 0.9 million shares under the 2010 German Offering.

As of December 31, 2011, we had sold approximately 30.5 million shares of our common stock pursuant to the Offerings, raising gross offering proceeds of approximately $303.1 million. From this amount, we incurred approximately $24.4 million in selling commissions and dealer-manager fees to WIS, approximately $3.5 million in organization and offering costs to Wells TIMO, approximately $0.4 million in placement and structuring agent fees, and approximately $2.3 million in share redemptions. We used the net proceeds of approximately $272.5 million from the sale of our common stock to partially fund the Mahrt Timberland acquisition, service acquisition-related debt, redeem shares of our preferred stock, and fund accrued dividends on redeemed shares of preferred stock.

For the year ended December 31, 2011, the percentage of the cost of raising capital under our Offerings to the capital raised was 9.3%. Subsequent to December 31, 2011, approximately $2.2 million of organization and offering costs incurred by us and deferred by the terms of our loan agreements was fully discharged by Wells TIMO. After adjusting for this discharge, the percentage of the cost of raising capital to capital raised as of December 31, 2011 was approximately 8.6%.
Distributions
Prior to our achieving certain financial measures, the Mahrt Loan prohibited us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. So long as our loan-to-collateral-value ratio remains below 40% and we maintain a minimum fixed-charge coverage ratio, as defined, of 1.05:1:00, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis. The amount of distributions that we pay to our common stockholders will be determined by our board of directors and is dependent upon a number of factors, including the funds available for distribution to common stockholders, our financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code.

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

Index to Consolidated Financial Statements

We declared a stock dividend for the fourth quarter of 2011 in the amount of 0.000054945 shares per day per share on the outstanding shares of our common stock to the stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on September 16, 2011 and continuing through and including December 15, 2011. Approximately 150,200 shares of our common stock were issued on December 15, 2011 pursuant to this declaration.

During 2011 and 2010, we issued approximately 557,630 and 605,870 shares of our common stock as stock dividends, respectively.

Redemptions of Common Stock

Our board of directors has adopted the SRP that allows stockholders who hold their shares for more than one year to sell their shares back to us, subject to certain limitations and penalties. However, the terms of the Senior Loan and the Mezzanine Loan obtained in connection with the acquisition of the Mahrt Timberland prohibited us from redeeming any of our stockholders’ shares under the SRP (except in cases of death or disability) until the Mezzanine Loan was repaid in full and the Senior Loan was reduced to a 40% loan-to-collateral-value ratio. The Mahrt Loan prohibits us from redeeming any of our stockholders’ shares under the SRP (except in cases of death or disability) until (i) reduction of the Mahrt Loan to a loan-to-collateral-value ratio of less than 40%, and (ii) achievement of a fixed-charge coverage ratio of greater than 1.05:1.00.
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
Redemptions sought within two years of the death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility of a stockholder do not require a one-year holding period. Prior to December 9, 2010, the price for redemptions sought within two years of the death or disability of a stockholder was the amount paid for the share until one year after completion of our offering stage. Thereafter, the redemption price would be the higher of the amount paid for the shares or 95% of the per-share net asset value as estimated by Wells TIMO or another firm chosen by our board of directors for that purpose. Subsequent to December 9, 2010, the redemption price for shares to be redeemed in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility through the end of a period of one year after we complete the offering stage will be at an amount equal to 100% of the aggregate amount paid to us for all shares owned by the redeeming stockholder, divided by all shares owned by such stockholder that were acquired from us. For the period beginning one year after we complete the offering stage, the price at which it will redeem shares will be 100% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder that were acquired from us, plus or minus (i) a valuation adjustment, which will be the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets and/or (ii) any other special distributions designated by our board of directors.
The shares redeemed under the Amended SRP, other than upon the death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility of a stockholder, could not exceed the lesser of (i) the

Index to Consolidated Financial Statements

amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. To date, we have not received proceeds from the sale of shares through the DRP as we have not made cash distributions to our stockholders. Our board of directors has approved a monthly, non-cumulative reserve of $150,000 for redemptions of common stock in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility. To the extent we do not receive proceeds from the sale of shares of our common stock through the DRP, we may not be able to redeem shares of our stock through the SRP other than those qualifying for redemption under the death, disability, or qualification for federal assistance for long-term care provision of the SRP. Our board of directors could amend or terminate the Amended SRP upon 30 days’ written notice.

All of the shares that we redeemed pursuant to our Amended SRP during the quarter ended December 31, 2011 are provided below:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

October 2011	14,076	$9.59	14,076	(3)
November 2011	3,128	$9.59	3,128	(3)
December 2011	15,675	$9.57	15,675	(3)

(1)	All shares were redeemed pursuant to our Amended SRP described above.

(2)	Our SRP commenced on August 11, 2006 and was amended on November 8, 2010.

(3)	We currently limit the dollar value of shares that may yet be redeemed under the plan as described above.
During the years ended December 31, 2011 and 2010, approximately 92,605 and 86,888 shares of common stock, respectively, were redeemed under the Amended SRP for approximately $892,901 and $859,555, respectively. As of December 31, 2011, qualified redemption requests for approximately 18,288 shares remained to be redeemed in future periods where reserve is available.
Redemptions of Preferred Stock

Between October 2007 and December 2009, we issued 32,128 shares of Series A preferred stock and 11,500 shares of Series B preferred stock to Wells REF, our affiliate, in exchange for approximately $32.1 million and $11.5 million, respectively, or $1,000 per share. In October 2008, Wells REF, as guarantor of our Mezzanine Loan, transferred 450 shares of the Series A preferred stock and 150 shares of the Series B preferred stock to an affiliate of Wells Fargo Bank, N.A. in connection with an amendment to the Mezzanine Loan agreement.

On May 9, 2011, we redeemed the 450 shares of Series A preferred stock and 150 shares of Series B preferred stock held by the affiliate of Wells Fargo Bank, N.A. for approximately $0.7 million, including accrued dividends of approximately $0.1 million. Also on May 9, 2011, Wells REF, as the sole holder of the Series A preferred stock and Series B preferred stock after the redemption of the shares held by Wells Fargo, consented to the waiver of the daily accrual of dividends on the Series A preferred stock and Series B preferred stock at an annual rate of 8.5%, provided that from and after May 9, 2011, the dividends on the Series A preferred stock and Series B preferred stock will continue to accrue at an annual rate of 1%. In exchange for this reduction in the annual dividend rate, our board of directors

Index to Consolidated Financial Statements

approved the redemption of the Series A preferred stock and Series B preferred stock held by Wells REF using up to 40% of the net proceeds from the Follow-On Offering (after the payment of offering expenses, including selling commissions and the dealer-manager fee), provided that the amount of Series A preferred stock and Series B preferred stock redeemed per month from Wells REF not exceed $2.0 million. The Series A preferred stock and Series B preferred stock will be redeemed at the original issue price of $1,000 per share plus all accrued but unpaid dividends.

As of December 31, 2011, we had redeemed 4,284 shares of the Series A preferred stock and 1,596 shares of the Series B preferred stock for an aggregate redemption price of approximately $7.5 million, consisting of approximately $5.9 million in original issue price and approximately $1.6 million in accrued dividends. Approximately 27,944 and 9,904 shares of Series A preferred stock and Series B preferred stock, respectively, remained outstanding as of December 31, 2011, with accrued but unpaid dividends of approximately $10.9 million included in preferred stock in the accompanying consolidated statements of stockholders’ equity.

Recent Sales of Unregistered Securities

Issuance of Restricted Stock

Pursuant to our amended and restated independent directors compensation plan, we granted 4,000 shares of restricted common stock to our independent directors upon their re-election to the board of directors on August 8, 2011. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 should be read in conjunction with the accompanying consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” hereof.

Index to Consolidated Financial Statements

	As of December 31,
	2011	2010	2009	2008		2007
Total assets	$345,322,607	$360,491,122	$371,571,157	$390,986,924	(1)	$828,567,130
Total liabilities (3)	$155,514,335	$199,831,437	$244,046,346	$298,712,216	(1)	$775,523,302
Total stockholders’ equity	$189,808,272	$160,659,685	$127,524,811	$92,274,708		$53,043,828
Outstanding debt	$122,025,672	$168,840,592	$216,841,297	$274,332,679		$759,577,170
Outstanding long-term debt	$122,025,672	$168,840,592	$—	$208,600,930		$609,979,000
	For the Year Ended December 31,
	2011	2010	2009	2008		2007
Total revenues	$40,017,827	$47,582,144	$52,245,649	$48,271,055		$8,273,933
Net loss	$(11,945,363)	$(15,809,720)	$(19,948,257)	$(53,274,682)		$(17,346,062)
Net loss available to common stockholders	$(13,502,038)	$(19,518,100)	$(23,588,636)	$(56,317,035)		$(17,975,682)
Adjusted EBITDA(2)	$7,169,366	$10,509,644	$13,738,972	$10,830,037		$(306,026)
Cash flows provided by (used in) operating activities	$4,572,131	$5,154,517	$5,029,535	$(6,593,970)		$(3,434,342)
Cash flows (used in) provided by investing activities	$(536,033)	$(937,989)	$(1,646,784)	$3,000,109		$(419,106,990)
Cash flows (used in) provided by financing activities	$(5,976,092)	$(1,064,439)	$(1,865,964)	$6,239,172		$423,813,283
Per-share data—basic and diluted:
Net loss available to common stockholders	$(0.47)	$(0.86)	$(1.36)	$(6.01)		$(15.59)
Weighted-average common shares outstanding	28,489,080	22,806,619	17,306,701	9,370,776		1,062,642

(1)
Total assets and liabilities decreased significantly from December 31, 2007 to December 31, 2008 due to the disposition of two wholly owned subsidiaries on December 18, 2008 with total assets and liabilities of approximately $410.9 million and $404.3 million, respectively, as of December 31, 2007.

(2)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA” for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure to net loss.

(3)	Subsequent to December 31, 2011, approximately $27.3 million of the balance due to Wells TIMO as of December 31, 2011 was discharged in full. See Subsequent Events for more detail.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in “Item 6. Selected Financial Data” above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview
We were formed on September 27, 2005 to acquire and operate a portfolio of timberland properties located in the timber-producing regions of the United States. As of December 31, 2011, we owned interests in approximately 298,700 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. We generate a majority of our revenue and income by selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales. We also generate additional revenues and income from selling timberland considered by third parties to

Index to Consolidated Financial Statements

have a higher and better use, by leasing land-use rights to third parties, and from selling the rights to extract natural resources from timberland other than timber. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. For the years ended December 31, 2011 and 2010, approximately 58% and 60%, respectively, of our timber sales revenue was derived from the Timber Agreements. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital. We have elected to be taxed as a REIT for federal income tax purposes.
We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale of our common stock under our Follow-On Offering on August 12, 2009. We stopped offering our common stock for sale under our Follow-on Offering on December 31, 2011. Our 2010 German Offering commenced in March 2010 and expired in August 2011.
As of December 31, 2011, we had raised gross offering proceeds of approximately $294.6 million through the issuance of our common stock in our Public Offerings, approximately $8.5 million through the issuance of our common stock in the 2010 German Offering, and approximately $43.6 million through the issuance of our preferred stock to Wells REF.
On March 24, 2010, we entered into the Mahrt Loan. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the Senior Loan and the Mezzanine Loan, which were obtained in connection with the acquisition of the Mahrt Timberland, and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan, which matures on March 24, 2015, bears interest at an adjustable rate based on London Interbank Offer Rate (“LIBOR”) plus a margin of 2.5% to 4.0% that varies based on the loan-to-collateral-value ratio, as defined (“LTV Ratio”), at the time of determination. On June 10, 2011, we entered into a secured revolving credit facility that allows us to borrow up to $15.0 million, subject to availability (the “Mahrt Credit Facility”). The Mahrt Credit Facility bears interest at an adjustable rate based on the prime rate, as defined, or LIBOR plus a range of 1.5% to 4.0% depending on the type of loan and our then-current LTV Ratio. As of December 31, 2011, no amounts had been borrowed under the Mahrt Credit Facility. The Mahrt Loan and Mahrt Credit (collectively, the “Mahrt Debt”) may be voluntarily prepaid at any time.

On March 16, 2012, we entered into an amendment to our Advisory Agreement effective as of April 1, 2012 (“Advisory Agreement Amendment No. 2”) to amend certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2 provides that as of and for each quarter, the asset management fee payable to Wells TIMO will be limited to the lesser of one-fourth of (i) 1.0% of assets under management, as defined byAdvisory Agreement Amendment No. 2, and (2) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by Wells Timberland REIT’s interest expense. Advisory Agreement Amendment No. 2 superseded and replaced a previous amendment to our Advisory Agreement entered into by us on April 1, 2011 (“Advisory Agreement Amendment No. 1”), which provided that, as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO were limited to the least of: (1) the amounts currently payable under the Advisory Agreement, (2) one-fourth of 1.5% of assets under management, as defined by the amended Advisory Agreement, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by our interest expense. Free cash flow is defined in both amendments as EBITDA (as defined in the Mahrt Loan agreement), less all capital expenditures paid us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock), less any cash proceeds from the sales of our properties equal to the cost basis of the properties sold. The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement remain unchanged. No payments will be permitted under the amended Advisory Agreement if they would cause a default under the Mahrt Loan.

Our operating strategy entails funding expenditures related to the recurring operations of the Mahrt Timberland with operating cash flows, assessing the amount of operating cash flows that will be required for reforestation and other capital expenditures (excluding timberland acquisitions), and distributing residual operating cash flows to our

Index to Consolidated Financial Statements

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

General Economic Conditions and Timber Market Factors Impacting Our Business

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the timber markets in which we operate.

According to estimates released by the Bureau of Economic Analysis, the U.S. economy’s growth, as measured by the U.S. real gross domestic product (“GDP”), increased at an annual rate of 3.0% in the fourth quarter of 2011. While the data suggests that the economic recovery continues, the rate of recovery has slowed. For the full year of 2011, real GDP increased 1.7% compared with a 3.0% increase in 2010. The growth in real GDP in 2011 reflected positive contributions from private inventory investment, personal consumption expenditures, exports, and residential and nonresidential fixed investment. While management believes the U.S. economy is likely to continue its recovery, we believe this recovery will maintain its gradual progression. Further, this recovery will face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election year uncertainty, and the European sovereign debt crisis.

Timberland operating performance is influenced by a variety of factors, including changes in timber prices; the demand for pulp and paper products, lumber, panel, and other wood-related products; the supply of timber; and competition. Average timber prices in the South, including pine pulpwood, pine chip-n-saw, and pine sawtimber prices, fell in 2011 as compared to 2010. Pine pulpwood prices decreased approximately 3% primarily as a result of softened demand in the pulp and paper industry. Chip-n-saw and pine sawtimber prices decreased approximately 9% and 8%, respectively, despite a slight improvement in the lumber and wood products markets, which continued to be the slowest in decades. The residential construction industry, which drives the demand for lumber, panel, and other wood-related products, continued to languish in 2011 and was further hampered by ongoing foreclosures. Additionally, dry weather in 2011 ensured ample wood supply while demand remained depressed. Landowners reacted to declining prices and depressed demand by restricting supply through a combination of reduced timber sales and delayed harvests. Total supply decreased by approximately 7%.

Due to the softened demand in the pulp and paper industry and continued depressed housing market, we do not expect significant increases in timber prices during 2012. Pine pulpwood prices, which remain attractive as compared to historic standards, are expected to remain steady at average prices achieved during 2011. Chip-n-saw and sawtimber prices are expected to remain flat during 2012 as housing market conditions continue to adjust. We expect the housing market to show signs of a slow recovery in the second half of 2012, which should eventually support higher prices for sawtimber and chip-n-saw.

Our operating and financial plans for 2012 were established to meet volume obligations under the Timber Agreements, to meet the debt service requirements of the Mahrt Debt, and to continue to maximize the production capacity and long-term value of the Mahrt Timberland through intensive forest management and silvicultural techniques, while taking into consideration the continued housing recession and general economic conditions. We intend to capitalize on the operational flexibility afforded to timberland owners in order to take advantage of then-prevailing market prices, including, but not limited to, adjusting harvest levels in context of supply and demand for wood in the local wood markets. We plan to harvest approximately 1.1 million tons of timber this year, down from 2011’s 1.3 million ton harvest. Although we believe that our timber assets are well-positioned to weather current market conditions, we are not immune to the adverse effects of a prolonged downturn in the economy, weak real estate fundamentals, or continued disruption in the credit markets. If these conditions persist, it would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Index to Consolidated Financial Statements

Liquidity and Capital Resources

Overview

During 2011, we raised proceeds under our Offerings, net of commissions, fees, expenses, and redemptions, of approximately $48.6 million, the majority of which was used to fund principal and interest payments on outstanding debt. Based on proceeds raised and our financial condition, our board of directors decided to terminate our Follow-On Offering to new investors on December 31, 2011. As of February 29, 2012, the outstanding principal on the Mahrt Loan was approximately $122.0 million, same as the balance as of December 31, 2011. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. As of February 29, 2012, we had met all other debt reduction requirements of the Mahrt Loan.

All of the proceeds raised under our Offerings, net of fees and expenses, and net cash flows generated from our operations were required to be used to service the Mahrt Loan until obtainment of certain financial measures, including an LTV Ratio of less than 40%. We reduced our LTV Ratio to below 40% in April 2011. The Mahrt Debt also requires mandatory prepayment from proceeds generated from the sale or other dispositions of the Mahrt Timberland and lease terminations. Prior to entering into an amendment to the Mahrt Loan agreement on December 13, 2011, the mandatory prepayment amount equaled the cost basis of timberland sold and any proceeds generated from lease terminations. Subsequent to December 13, 2011, the mandatory prepayment excludes (1) the first $4.0 million of cost basis of timberland dispositions in any fiscal year if (a) the LTV Ratio calculated on a pro forma basis after giving effect to such disposition, does not exceed 40%, and (b) such cost basis is used as permitted under the Mahrt Loan agreement; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the Mahrt Debt exceed $5.0 million.

Prior to our obtaining certain financial measures, the Mahrt Debt prohibited us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. So long as our LTV Ratio remains below 40% and we maintain a minimum fixed-charge coverage ratio, as defined, of 1.05:1:00, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis.

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

Following the termination of our Follow-On Offering on December 31, 2011, we anticipate that our primary sources of future capital will come from operations of Mahrt Timberland and from proceeds from the Mahrt Credit Facility. The amount of cash available for distribution to stockholders and the level of discretionary distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and debt service requirements, redemptions of our common stock, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

We generated net operating cash for the year ended December 31, 2011 of approximately $4.6 million, which was primarily comprised of receipts from timber and timberland sales and rental income from recreational leases in excess of operating costs, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses. We expect to use the majority of our future cash flow from operating activities, after payments of operating expenses and certain capital expenditures, to fund interest payments on the Mahrt Loan, fund redemptions of our common stock under our SRP, and fund distributions to stockholders.

Index to Consolidated Financial Statements

During 2011, net cash used in investing activities was approximately $0.5 million, which is comprised of approximately $1.1 million released from lender-required escrow deposits, offset by approximately $1.6 million of investments in timber, timberland, and related assets. We expect to utilize the non-restricted cash balance of approximately $6.8 million as of December 31, 2011 to satisfy current liabilities.

Net cash used in financing activities during 2011 was approximately $6.0 million. During 2011, we raised proceeds from the sale of common stock under our Offerings, net of commissions and fees, of approximately $49.5 million, of which approximately $41.1 million was used to pay down the Mahrt Loan, approximately $7.5 million was used to redeem 5,880 shares of our preferred stock and related accrued dividends, and approximately $0.9 million was used to fund redemptions of common stock. We intend to use any additional net proceeds received from our Follow-On Offering, which sales were agreed to by the investors on or before the effective close date for the primary offering of December 31, 2011, to fund interest payments on the Mahrt Loan, to repurchase shares of our common stock under our SRP, and to redeem shares of our preferred stock.

The Mahrt Loan agreement, as amended (the “Amended Mahrt Loan Agreement”), contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times;

•	limits our LTV Ratio, as defined, to 50% or less prior to December 12, 2011, and to 45% thereafter; and

•
requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Debt during any time the LTV Ratio is 30% or greater. Once the LTV Ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Debt.

As of December 31, 2011, we were in compliance and expect to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations, including proceeds from strategic property sales. Our principal demands for capital include repayment of debt; operating expenses, including interest expense on any outstanding indebtedness; and distributions. We believe that we will be able to refinance any outstanding principal balance of the Mahrt Loan before it becomes due on March 24, 2015.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a substantial portion of cash generated from operations, after payments of periodic operating expenses and certain capital expenditures required for our timberland, to pay distributions to stockholders and to fund redemptions under our SRP. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Lower distributions may reduce the amount of proceeds raised through the DRP, which would limit the number of shares that we may redeem through our SRP. Proceeds generated from future debt financings may be used to fund capital expenditures, to pay down existing and future borrowings, and to redeem preferred stock.

Our charter precludes us from incurring debt in excess of 200% of our net assets. As of December 31, 2011, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 47%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations. As a result, we are not able to anticipate with any degree of certainty what our debt-to-net-assets ratio will be in the near future.

Index to Consolidated Financial Statements

Contractual Obligations and Commitments

As of December 31, 2011, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$122,025,672	$—	$—	$122,025,672	$—
Estimated interest on debt obligations(1)(2)	12,271,460	4,432,428	7,051,288	787,744	—
Operating lease obligations	14,485,491	1,744,687	2,978,125	2,580,410	7,182,269
Due to affiliates(3)(4)	28,960,573	28,960,573	—	—	—
Total	$177,743,196	$35,137,688	$10,029,413	$125,393,826	$7,182,269

(1)	Represents respective obligations under the Mahrt Loan as of December 31, 2011.

(2)	Amounts include impact of interest rate swaps. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information regarding our interest rate swaps.

(3)
The Mahrt Debt contains restrictive covenants that prohibit us from paying accrued amounts until reduction of the Mahrt Debt to an LTV Ratio of less than 30%, which we expect to occur in 2012. See Note 12 of our accompanying consolidated financial statements for further explanations.

(4)	Subsequent to December 31, 2011, approximately $27.3 million of this balance due to Wells TIMO was discharged in full. See Subsequent Events for more detail.

Results of Operations
Overview
Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Southeastern timber market continued to weaken during 2011, as dry weather ensured ample wood supply, but demand remained depressed. In 2011, our average stumpage prices for pulpwood and sawtimber decreased approximately 13% and 9%, respectively, while the average stumpage price for chip-n-saw increased by 3%, as compared to 2010. We achieved higher pulpwood and sawtimber prices during the first half of 2010 due to a wood supply shortage in both Georgia and Alabama caused by wet weather. Our pulpwood and chip-n-saw harvests were approximately 20% and 33% lower in 2011 than 2010 due to planned harvest reductions in order to optimize total volumes, product mix, and future price realization. Sawtimber harvest increased by 15%, or approximately 27,000 tons, primarily due to higher final harvests from expiring leased tracts. Our average contract logging and hauling rate for the year ended December 31, 2011 was 7% higher compared to the year ended December 31, 2010, primarily due to higher fuel prices in 2011.
Selected statistical and financial data for the Mahrt Timberland for the years ended December 31, 2011, 2010, and 2009 are shown in the following tables:

Index to Consolidated Financial Statements

	For the year ended December 31,
	2011	2010	2009
Timber sales volume (tons)
Pine pulpwood	855,399	1,122,589	1,255,057
Pine sawtimber	134,275	111,597	109,464
Chip-n-saw	97,772	146,965	187,905
Hardwood pulpwood	114,150	96,467	141,817
Hardwood sawtimber	74,016	70,122	123,663
	1,275,612	1,547,740	1,817,906

Net timber sales price (per ton) (1)
Pine pulpwood	$9.71	$10.62	$8.20
Pine sawtimber	$23.24	$25.76	$28.92
Chip-n-saw	$17.12	$16.70	$18.03
Hardwood pulpwood	$6.50	$11.56	$8.93
Hardwood sawtimber	$19.67	$21.31	$18.47

Timberland sales
Gross sales	$1,740,586	$2,267,887	$5,013,038
Acres sold	1,125	1,173	3,005
Sales price (per acre) (2)	$1,547	$1,933	$1,668

(1)
Prices per ton are shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009.

(2)
In connection with timberland sales during 2011, 2010, and 2009, we entered into timber reservation agreements with the purchasers whereby we retained the title and right to harvest approximately 22,000 tons, 18,000 tons, and 115,000 tons, respectively, of standing timber through various dates. The estimated value of such timber reservation agreements are, therefore, excluded from the respective gross sales price.

Comparison of the year ended December 31, 2010 vs. the year ended December 31, 2011
Revenue. Revenues decreased from approximately $47.6 million for the year ended December 31, 2010 to approximately $40.0 million for the year ended December 31, 2011 due to decreases in timber sales, timberland sales, and other revenues of approximately $5.9 million, $0.5 million, and $1.2 million, respectively. Revenue from timber sales decreased due to planned reductions in harvest volumes. Revenue from timberland sales decreased as a result of selling fewer acres and reserving more timber on timberland sold during 2011 as compared to 2010. Other revenue decreased due to approximately $1.1 million of funds received from the Biomass Crop Assistance Program (“BCAP”) during 2010; no funds were received from BCAP in 2011.
Details of timber sales by product for the years ended December 31, 2010 and 2011 are shown in the following table:

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2010	Changes attributable to:		For the Year Ended December 31, 2011
		Price	Volume
Timber sales
Pine pulpwood	$27,439,711	$(88,159)	$(4,872,705)	$22,478,847
Pine sawtimber	4,765,047	(344,631)	988,017	5,408,433
Chip-n-saw	4,825,620	58,684	(1,530,534)	3,353,770
Hardwood pulpwood	2,817,695	(301,212)	210,376	2,726,859
Hardwood sawtimber	1,556,246	(64,102)	73,863	1,566,007
	$41,404,319	$(739,420)	$(5,130,983)	$35,533,916
We expect revenue from timber sales to decrease in 2012 based on our harvest plan. We intend to delay our harvest to achieve optimal pricing when the market improves and maximize long-term value of the Mahrt Timberland, provided that we generate sufficient cash flow from operations to satisfy our current obligations.
Operating expenses. Contract logging and hauling costs decreased approximately 5% from approximately $21.1 million for the year ended December 31, 2010 to approximately $20.1 million for the year ended December 31, 2011 due to an approximately 11% decrease in delivered wood volume, offset by a 7% increase in our logging rate. Logging rate increased due to higher fuel cost. Depletion decreased from approximately $14.3 million for the year ended December 31, 2010 to approximately $11.8 million for the year ended December 31, 2011 due to lower harvest volumes. Cost of timberland sales decreased from approximately $1.6 million in 2010 to approximately $1.3 million in 2011, primarily as a result of selling fewer acres and reserving more timber on timberland sold in 2011. Forestry management fees decreased approximately $0.2 million primarily due to a decrease in incentive fees as a result of lower net operating revenue, as defined in the Timber Operating Agreement. Other operating expenses decreased by approximately $0.3 million due to lower timber taxes as a result of harvest reduction.
Contract logging and hauling costs, depletion, and forestry management fees are expected to decrease in 2012 as a result of a decrease in planned harvest volumes, while other operating expenses and land rent expense are expected to remain relatively stable.
Advisor fees and expense reimbursements. Advisor fees and expense reimbursements decreased approximately $2.8 million from approximately $6.1 million for the year ended December 31, 2010 to approximately $3.3 million for the year ended December 31, 2011 due to Advisory Agreement Amendment No. 1 that limited the amounts of advisor fees and expense reimbursements to the least of (1) the amounts owed under the Advisory Agreement; (2) 1.5% of assets under management, as defined, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. From the second quarter of 2011 to the fourth quarter of 2011, we incurred approximately $1.7 million of advisor fees and expense reimbursements pursuant to Advisory Agreement Amendment No. 1, which became effective on April 1, 2011, a decrease of approximately $3.0 million from the same period in 2010.
General and administrative expenses. General and administrative expenses of approximately $2.1 million for the year ended December 31, 2011 was approximately $0.1 million higher than that in 2010 primarily due to an increase in bank fees.
Interest expense. Interest expense decreased from approximately $8.6 million for the year ended December 31, 2010 to approximately $5.4 million for the year ended December 31, 2011, primarily as a result of lower principal balances outstanding on our debt facilities and a lower weighted-average interest rate. Interest expense, as compared to prior periods, is expected to continue to decrease as we pay down our debt facilities; however, actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of cash from operations, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Index to Consolidated Financial Statements

Interest rate risk instruments. We recognized a loss on our interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.4 million for the year ended December 31, 2011 compared to a loss of approximately $1.8 million for the year ended December 31, 2010. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the year ended December 31, 2011. The decrease in the loss was primarily due to a decrease in the notional amounts under the respective swap contracts, changes in market interest rates, and changes in the outlook of future market interest rates. We expect that future gains and losses on our interest rate swap that does not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.
Net loss. Our net loss decreased from approximately $15.8 million for the year ended December 31, 2010 to approximately $11.9 million for the year ended December 31, 2011, as a result of decreases in interest expense and loss on interest rate swaps of approximately $3.1 million and $1.4 million, respectively, offset by an approximately $0.6 million increase in operating loss. We sustained a net loss for the year ended December 31, 2011, primarily as a result of incurring an operating loss of approximately $6.1 million, interest expense of $5.4 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, and incurring a loss on interest rate swaps of approximately $0.4 million related to our hedging of interest rate risk. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the years ended December 31, 2011, 2010, and 2009 was $0.47, $0.86, and $1.36, respectively. As we continue to repay our outstanding debt, we anticipate additional decreases in interest expense, which is expected to reduce future net losses.
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
Details of timber sales by product for the years ended December 31, 2009 and 2010 are shown in the following table:

	For the Year Ended December 31, 2009	Changes attributable to:		For the Year Ended December 31, 2010
		Price	Volume
Timber sales
Pine pulpwood	$27,008,145	$3,281,596	$(2,850,030)	$27,439,711
Pine sawtimber	4,731,897	(59,292)	92,442	4,765,047
Chip-n-saw	5,892,717	216,766	(1,283,863)	4,825,620
Hardwood pulpwood	3,555,635	399,292	(1,137,232)	2,817,695
Hardwood sawtimber	2,345,792	226,032	(1,015,578)	1,556,246
	$43,534,186	$4,064,394	$(6,194,261)	$41,404,319

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

Index to Consolidated Financial Statements

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements of approximately $6.1 million for the year ended December 31, 2010 were consistent with the year ended December 31, 2009.

General and administrative expenses. General and administrative expenses of approximately $2.0 million for the year ended December 31, 2010 was slightly lower than the approximately $2.2 million for the year ended December 31, 2009 primarily due to lower audit fees.

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
For the year ended December 31, 2011, Adjusted EBITDA was approximately $7.2 million, a decrease of approximately $3.3 million from the year ended December 31, 2010, primarily due to decreases in net timber sales, timberland sales, and other revenues, offset by decreases in advisor fees and expense reimbursements, forestry management fees, and other operating expenses. Wells Timberland REIT’s reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2011, 2010, and 2009 follows:

Index to Consolidated Financial Statements

	2011	2010	2009
Net loss	$(11,945,363)	$(15,809,720)	$(19,948,257)
Add:
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(531,512)	(2,271,093)	(3,319,234)
Depletion	11,759,282	14,338,444	17,443,684
Interest expense(1)	5,938,800	11,416,655	13,992,243
Amortization(1)	684,857	1,415,608	1,636,393
Basis of timberland sold	1,172,241	1,392,900	3,228,363
Basis of timber on terminated leases	—	26,850	705,780
Basis of casualty loss	91,061	—	—
Adjusted EBITDA	$7,169,366	$10,509,644	$13,738,972

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of major road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Portfolio Information

As of December 31, 2011, we owned interests in approximately 298,700 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 298,700 acres, we owned fee-simple interests in approximately 222,400 acres and leasehold interests in approximately 76,300 acres. As of December 31, 2011, our timberlands contained approximately 10.4 million tons of merchantable timber inventory, of which approximately 6.2 million tons were pulpwood, 2.1 million tons were chip-n-saw, and 2.1 million tons were sawtimber.
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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

Related-Party Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements that require us to pay fees and reimbursements to Wells TIMO or its affiliates, including selling commissions and dealer-manager fees, as well as subject to certain limitations, advisor fees and expense reimbursements, disposition fees, and reimbursements of organization and offering costs. See Note 12 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and transactions. For the year ended December 31, 2011, the aggregate amount of fees and expense reimbursements incurred pursuant to related-party transactions and agreements with our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $8.4 million.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 and Note 12 of our accompanying consolidated financial statements for further explanations. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Supply Agreements;

•	FRC Timberland Operating Agreement;

•	Obligations under Operating Leases;

•	Placement Agent Agreements;

•	Advisory Agreement, as amended;

•	Dealer-Manager Agreement;

•	Structuring Agent Agreement; and

•	Litigation.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Subsequent Events
Status of the Follow-On Offering

From January 1, 2012 to February 13, 2012, we accepted approximately $4.1 million of additional gross offering proceeds from the sale of approximately 0.4 million shares under our Follow-On Offering, which sales were agreed to by the investor on or before the effective close date for the primary offering of December 31, 2011.

Due to Affiliates Discharge

As of December 31, 2011, we had accrued but unpaid advisor fees and expense reimbursements payable to Wells TIMO incurred pursuant to the Advisory Agreement in the amount of approximately $28.8 million. In January 2012, we entered into agreements with Wells TIMO to fully discharge approximately $27.3 million, effective immediately. Due to the related-party nature of these transactions, this amount was recorded as additional paid-in capital during the period in which it was discharged.

Index to Consolidated Financial Statements

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
As of December 31, 2011, we had approximately $122.0 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin of 2.5% to 4.0% that varies based upon the LTV Ratio at the time of determination.
The terms of the Mahrt Loan agreement required us to enter into an interest rate protection agreement. As such, we entered into an interest rate swap agreement with Rabobank Group (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap had an effective date of September 30, 2010 and matures on March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank Group based upon the following schedule:

Start Date	End Date	Notional Amount
December 30, 2011	March 30, 2012	$62,500,000
March 30, 2012	June 29, 2012	$57,500,000
June 29, 2012	September 28, 2012	$50,000,000
September 28, 2012	December 31, 2012	$37,500,000
December 31, 2012	March 28, 2013	$28,500,000
As of December 31, 2011, the weighted-average interest rate of the Mahrt Loan, after consideration of the interest rate swap, was 3.71%.
As of December 31, 2011, our consolidated debt consisted of the following:

	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	—	—	—	$59,525,672	—	—	$59,525,672
Effectively fixed-rate debt	—	—	—	$62,500,000	—	—	$62,500,000
Average interest rate:
Effectively variable-rate debt				2.80%			2.80%
Effectively fixed-rate debt				4.59%			4.59%
Approximately $62.5 million of our total debt outstanding as of December 31, 2011 is subject to an effectively fixed-interest rate when coupled with the interest rate swap. As of December 31, 2011, this balance incurred interest expense at an average rate of 4.59%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of December 31, 2011, after consideration of the interest rate swap, approximately $59.5 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 2.80% as of December 31, 2011. A 1.0% change in interest rates would result in a change in interest expense of

Index to Consolidated Financial Statements

approximately $0.6 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds toward the acquisition of timberland properties and repayment of the Mahrt Loan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2011, 2010, or 2009.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Index to Consolidated Financial Statements

may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2011, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.
On March 16, 2012, our board of directors approved the expansion of the board from six to seven members and appointed Leo F. Wells, III to serve as a director to fill the vacancy on the board of directors. See Part III, Item 10. Directors, Executive Officers, and Corporate Governance for more information about Mr. Wells.

Index to Consolidated Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2012.

Name	Age	Position(s)	Term of Office
Leo F. Wells, III	68	President and Director (1)	Since 2005
Douglas P. Williams	61	Executive Vice President, Secretary and Treasurer	Since 2005
Randall D. Fretz	59	Senior Vice President and Assistant Secretary	Since 2005
Jess E. Jarratt	55	Director	Since 2007
E. Nelson Mills	51	Director	Since 2006
Michael P. McCollum	56	Independent Director	Since 2006
Donald S. Moss	76	Independent Director	Since 2006
Willis J. Potts, Jr.	65	Independent Director	Since 2006
George W. Sands	66	Independent Director	Since 2010
(1) Leo F. Wells, III was appointed to our board of directors on March 16, 2012.
There are no family relationships between any directors or executive officers, or between any director and executive officer.
Leo F. Wells, III.  Since our inception in September 2005, Mr. Wells has been our President. He served as one of our directors from inception until June 22, 2007 and was re-appointed to our board on March 16, 2012. He served as the President of Piedmont REIT from 1997 to February 2007 and served as Chairman of the Board of Piedmont REIT until May 2007. He served as the President of Wells REIT II from 2003 to July 2010 and has served as a director of Wells REIT II since 2003, and the President and a director of Wells Core REIT since 2009. Prior to its dissolution in March 2008, he served as President and independent director of Institutional REIT. He has also been the sole stockholder, sole director, and Treasurer of Wells REF since 1997. He served as the President of Wells REF between 1997 and February 2012 and began serving as the Chairman and Chief Executive Officer of Wells REF after February 2012. Wells REF directly or indirectly owns Wells Capital, Wells Management, WIS, Wells & Associates, Inc., Wells Development Corporation, Wells Asset Management, Inc., Wells Real Estate Advisory Services, Inc., and Wells TIMO. He has also been the President, Treasurer, and sole director of Wells Capital since 1984; Wells Management since 1983; Wells Development Corporation since it was organized in 1997 to develop real estate properties; and Wells Asset Management, Inc. since it was organized in 1997 to serve as an investment advisor to the Wells Family of Real Estate Funds. Since 1997, Mr. Wells has been a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which included as one of its series the Wells Dow Jones Wilshire U.S. REIT Index Fund and the Wells Dow Jones Wilshire Global RESI Index Fund. Since 2004, he has been President and sole director of Wells Real Estate Advisory Services, Inc. He has been the President, Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company, since it was formed in 1976 and incorporated in 1978.
Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company, during which time he became a Life Member of the Atlanta Board of Realtors Million Dollar Club. From 1980 to

Index to Consolidated Financial Statements

February 1985, he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in Economics from The University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).
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
Our board of directors, excluding Mr. Wells, has determined that Mr. Wells's extensive experience and knowledge of our company and Wells TIMO, commercial real estate expertise, and public company director experience, as well as his leadership skills, integrity, and judgment, are all relevant experiences, attributes, and skills that enable Mr. Wells to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Wells is a highly qualified candidate for directorship and should therefore serve as one of our directors.

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

Index to Consolidated Financial Statements

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
Jess E. Jarratt.  Mr. Jarratt has served as one of our directors since June 2007. He also has served as Senior Vice President of Wells Capital and President of Wells TIMO since March 2007. Mr. Jarratt is responsible for directing and managing all aspects of timberland operations for Wells including timberland acquisitions and dispositions, portfolio and property management, and timberland financing. From February 2006 through February 2007, Mr. Jarratt served as Managing Director of SunTrust Robinson Humphrey’s Structured Real Estate Group, where he was responsible for structuring and purchasing net-leased real estate for SunTrust’s dedicated equity account and originating financing vehicles for agricultural and timberland properties. From July 2001 through January 2006, Mr. Jarratt was Managing Director for SunTrust Robinson Humphrey’s Capital Markets Origination group, where he originated and structured large, multi-capital transactions across SunTrust’s Corporate Banking unit. From July 1995 through July 2001, Mr. Jarratt was Group Vice President of SunTrust’s AgriFood Group, which he founded and grew into a group of 20 professionals and over $1 billion in assets. From 1988 through July 1995, Mr. Jarratt was Vice President of Rabobank International, a multinational Dutch bank where he led corporate lending activities to U.S. agribusiness companies and timberland and forest products companies. From April 1985 through May 1988, Mr. Jarratt served as one of the original foresters for a predecessor entity to Hancock Timber Resource Group, one of the largest institutional managers of timber in the world. In his role as Timberland Investment Officer, Mr. Jarratt purchased and managed one of the fund’s first investments in timberland, including the merchandising of the property’s timber. Mr. Jarratt was also instrumental in the development of the financial analysis used to analyze the purchase of timberland by the company. From April 1983 through April 1985, Mr. Jarratt served as a Procurement Forester with the Kirby Lumber Company. His responsibilities in this role included the purchase of raw timber to supply a plywood mill, management of various relationships with dealers and suppliers, cruising prospective timber acquisitions, and negotiating purchase prices with landowners. Prior to joining Kirby Lumber Company, Mr. Jarratt worked as a Timberland Purchase Forester responsible for building a land base for Nekoosa’s Ashdown Arkansas paper mill by originating, cruising, negotiating, and closing on timberland purchases. Mr. Jarratt began his career as a Forester with the Texas Forest Service in August 1979, where he worked with private landowners to develop and implement forest management plans. Mr. Jarratt received a Bachelor of Science degree in Forestry from Texas A&M University and a Master of Business Administration degree from the University of North Texas. In addition, Mr. Jarratt is a Certified Management Accountant (CMA) and has completed the Harvard Business School Executive Agribusiness Program. Mr. Jarratt is a member of the Institute of Management Accounting and a member of the Board of Directors for the National Alliance of Forest Owners (NAFO).
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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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
George W. Sands. Mr. Sands was appointed as one of our independent directors in March 2010. Mr. Sands has served as a director of Wells REIT II since March 2010. Mr. Sands retired in 2006 after a 36-year career with KPMG LLP and its predecessor firms, Peat Marwick Mitchell and Peat Marwick Main. Prior to his retirement, Mr. Sands was the Southeast Area Managing Partner for KPMG’s Audit and Advisory Practice. He held that position from 1998 until his retirement in 2006. During his career, Mr. Sands served in several key positions, including Southeast Area Managing Partner of Manufacturing, Retailing and Distribution; Atlanta Office Managing Partner; and Securities and Exchange Reviewing Partner. He was a member of the firm’s National Audit Leadership Team and a Trustee on the KPMG Foundation Board of Directors. Mr. Sands served as the audit engagement partner or client service partner for a wide variety of clients, including multi-national companies such as The Home Depot, AGCO Corporation, Mohawk Industries, Mirant Corporation, and John Portman & Associates. Prior to joining KPMG LLP in 1970, Mr. Sands served as an officer in the United States Army, including a tour of duty in the Republic of South Vietnam. Mr. Sands currently serves on the Advisory Board of The Atlanta Alliance on Developmental Disabilities. Mr. Sands is a member of The Rotary Club of Atlanta, where he has served as Treasurer; The Atlanta Athletic Club; and The Duluth First United Methodist Church. Past board of director involvement includes the Board of Directors of The Atlanta Convention and Visitors Bureau, the Metro Atlanta Chamber of Commerce, the Georgia Chamber of Commerce and the One Ninety-One Club. Mr. Sands received a Bachelor of Business Administration degree from The University of Georgia. He has been a member of the School of Accounting Advisory Council at The University of Georgia. He is a retired Certified Public Accountant in the State of Georgia.
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

Index to Consolidated Financial Statements

Audit Committee
Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibilities by selecting the independent auditors to audit our financial statements; reviewing with the independent auditors the plans and results of the audit engagement, approving the audit and overseeing our independent auditors; reviewing the financial information to be provided to our stockholders and others; reviewing the independence of the independent public accountants; considering the adequacy of fees; and reviewing the system of internal control over financial reporting which our management has established, and our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. Our audit committee currently consists of Michael P. McCollum, Donald S. Moss, Willis J. Potts, Jr., and George W. Sands. George W. Sands is designated as the audit committee financial expert.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Under the U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2011 except that certain transactions for Leo F. Wells, III, our President, required to be reported on either Form 3 or Form 4 were inadvertently filed late. These transactions all related to stock owned indirectly by Mr. Wells through Wells Real Estate Funds or its subsidiaries. As

Index to Consolidated Financial Statements

he is the sole stockholder of Wells Real Estate Funds, Mr. Wells may be deemed the beneficial owner of such shares. The transactions were filed on either an amended Form 3 or Form 5 for Mr. Wells on February 14, 2012. Mr. Wells’ indirect holdings through Wells Real Estate Funds or its subsidiaries have been disclosed in the Company’s “Security Ownership of Certain Beneficial Owners and Management” table in prior reports.

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
Compensation of Directors
We have provided below certain information regarding compensation paid to our directors during fiscal year 2011.

Name	Fees Earned or Paid in Cash ($)	Restricted Stocks Award ($)(2)	Option Awards ($)(3)	Total ($)
Jess E. Jarratt(1)	$—	$—	$—	$—
E. Nelson Mills(1)	$—	—	—	$—
Michael P. McCollum	$44,000	$10,000	$—	$54,000
Donald S. Moss	$52,750	$10,000	$—	$62,750
Willis J. Potts, Jr.	$53,750	$10,000	$—	$63,750
George W. Sands	$53,750	$10,000	$—	$63,750

(1)	Directors who are also executive officers of ours or our affiliates’ do not receive compensation for services rendered as a director.

(2)
Reflects the dollar amounts recognized for financial statement reporting purposes of restricted stock received pursuant to our amended and restated independent directors’ compensation plan. The per-share value was estimated at $10. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant.

(3)
Reflects the dollar amounts recognized for financial statement reporting purposes, computed in accordance with the accounting standard for share-based payments. See Note 9 — Stockholders’ Equity in the accompanying consolidated financial statements for an explanation of the valuation model assumptions used. As of December 31, 2011, options to purchase a total of 22,000 of our shares of common stock were outstanding and vested. The exercise price of all outstanding options is $10.00 per share.

Cash Compensation

We pay each of our Independent Directors:

•	an annual retainer of $20,000;

•	$2,000 per regularly scheduled board meeting attended;

•	$1,500 per regularly scheduled committee meeting attended (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity); and

•	$250 per special board meeting attended whether held in person or by telephone conference.
Directors have the ability to elect to receive their annual retainer in an equivalent value of shares of stock, to be issued at $9.12 per share (which represents the purchase price per share that we would receive in our Public Offerings after

Index to Consolidated Financial Statements

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

Amended and Restated Independent Directors Compensation Plan
In November 2009, our board of directors amended and restated our independent directors’ compensation plan (the “Director Plan”), which operates as a sub-plan of our Long-Term Incentive Plan, as defined below, to provide for the issuance of restricted stock, rather than options, as non-cash compensation to our independent directors. The Director Plan, as amended and restated, provides that each independent director elected or appointed to our board on or after November 13, 2009 shall receive a grant of 2,500 shares of restricted stock upon his or her initial election or appointment. Upon each subsequent re-election to the board, each independent director will receive a subsequent grant of 1,000 shares of restricted stock. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant.
Pursuant to the Director Plan effective before November 13, 2009, the date on which the Director Plan was amended and restated, we authorized and reserved 100,000 shares of common stock for future issuance upon the exercise of stock options granted to the independent directors under our Director Plan.

Our board of directors or a committee of its independent directors administers the Director Plan, with sole authority (following consultation with Wells TIMO) to select participants, and determines the types of awards to be granted and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the Director Plan if the grant, vesting, and/or exercise of the awards would jeopardize our status as a REIT under the Code, or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless determined by our board of directors or a committee of our independent directors, no award granted under the Director Plan will be transferable except through the laws of descent and distribution.

Prior to the amendment and restatement of our Director Plan to provide for the grant of restricted stock, and in addition to cash compensation, upon his or her election to our board, each independent director received a grant of options to purchase 2,500 shares of our common stock. Of the options granted, one-third were immediately exercisable on the date of grant, one-third became exercisable on the first anniversary of the date of grant, and the remaining one-third became exercisable on the second anniversary of the date of grant. The initial grant of options was non-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she received a subsequent grant of options to purchase 1,000 shares of our common stock. The exercise price for the subsequent options was the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant. The stock options will lapse on the first to occur of (1) the tenth anniversary of the date of grant, or (2) the removal for cause of the independent director as a member of the board of directors. Upon the occurrence of a change in control, or upon termination of the director’s service by reason of his or her death, disability, or termination without cause, the options will become fully vested and exercisable. Options are generally exercisable in the case of death or disability for a period of one year after death or the termination by reason of disability. No option issued may be exercised if such exercise would jeopardize our status as a REIT under the Code. The independent directors may not sell, pledge, assign, or transfer their options other than by will or the laws of descent or distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.

Index to Consolidated Financial Statements

As of December 31, 2011, we have granted 22,000 options to purchase shares of our common stock, all of which had vested. No options have been exercised as of December 31, 2011. As of December 31, 2011, we had granted 10,500 shares of restricted stock, 2,167 shares of which had vested.

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
The following table sets forth the beneficial ownership of our common stock and Series A and Series B preferred stock, as of February 29, 2012, by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Names of Beneficial Owners(1)	Shares Beneficially Owned
	Shares	Percentage
Common Stock
Wells Timberland Management Organization, LLC(2)	20,957	*

Leo F. Wells, III, President(2)	171,802	*
Douglas P. Williams, Executive Vice President, Secretary, and Treasurer	1,149	*
Jess E. Jarratt	2,872	*
Randall D. Fretz, Senior Vice President and Assistant Treasurer	574	*
Michael P. McCollum(3)	7,555	*
E. Nelson Mills(3)	6,362	*
Donald S. Moss(3)	8,665	*
Willis J. Potts, Jr.(3)	13,519	*
George W. Sands	4,675	*
All directors and executive officers as a group (9 persons)	217,173	*
Series A Preferred Stock
Wells Real Estate Funds, Inc.(2)	27,585	100.0%
Leo F. Wells, III(1)	27,585	100.0%
Series B Preferred Stock
Wells Real Estate Funds, Inc.(2)	9,807	100.0%
Leo F. Wells, III(2)	9,807	100.0%

*	Less than 1%.

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

(2)
As the sole stockholder of Wells Real Estate Funds, Inc., or Wells REF, which directly or indirectly owns Wells Capital, Inc., or Wells Capital, the sole owner of Wells Timberland Management Organization, LLC, or Wells TIMO, Mr. Wells may be deemed the beneficial owner of the shares held by Wells TIMO. Wells TIMO also holds 200 common units in Wells Timberland OP and 100 special units in Wells Timberland OP. Mr. Wells is also deemed to be the beneficial owner of 27,585 shares of Series A preferred stock and 9,807 shares of Series B preferred stock held by Wells REF.

Index to Consolidated Financial Statements

The address for Mr. Wells is c/o Wells Real Estate Funds, Inc., 6200 The Corners Parkway, Norcross, Georgia 30092.

(3)	Includes shares issuable upon the exercise of granted options.
Equity Compensation Plan Information
We have adopted the Amended and Restated 2005 Long-Term Stock Incentive Plan (the “Long-Term Incentive Plan”), which will be used to attract and retain qualified independent directors, employees, advisors, and consultants considered essential to our long-range success. Under the terms of our Long-Term Incentive Plan, a total of 500,000 shares of common stock have been authorized and reserved for issuance, of which 100,000 of such common shares are reserved for issuance to independent directors. The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our incentive award plan, as of December 31, 2011.

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
The following is a report containing disclosure of all material terms, factors, and circumstances surrounding any and all transactions involving us, members of our board of directors, our advisor, our sponsor, or any of their affiliates, occurring as of December 31, 2011, and describes all transactions and currently proposed transactions between us and any related person since January 1, 2011, in which such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of all related-party transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Our Relationship with Wells Capital and Wells TIMO
Our executive officers, Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, are also executive officers of Wells Capital, our sponsor, which is the manager of Wells TIMO, our advisor. One of our directors, Jess E. Jarratt, is also an executive officer of Wells TIMO, our advisor. Mr. Wells is one of our directors and the sole director of our sponsor and indirectly owns 100% of its equity. We have entered into an Advisory Agreement with Wells TIMO to serve as our advisor with responsibility to oversee and manage our day-to-day operations and to perform other duties including the following:

•	find, present, and recommend to our board of directors real estate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of our timberland acquisitions, sales, or joint ventures;

•	at the direction of our management, prepare all reports and regulatory filings, including those required by federal and state securities laws;

•	arrange for financing and refinancing of properties;

•	oversee the performance of any property managers or asset managers, including our timber manager;

•	review and analyze the properties’ operating and capital budgets;

Index to Consolidated Financial Statements

•	generate an annual budget for us;

•	review and analyze financial information for each property and the overall portfolio;

•	if a transaction requires approval by the board of directors, deliver to the board of directors all documents requested by the board in its evaluation of the proposed transaction;

•	actively oversee the management of our properties for purposes of meeting our investment objectives;

•	perform cash management services;

•	perform transfer agent functions; and

•	engage our agents.
Our advisor is at all times subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent.
Under the terms of the Advisory Agreement, we are required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses, or 1.2% of the total gross offering proceeds raised. As of December 31, 2011, we had incurred and charged to additional paid-in capital cumulative organization and other offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $1.4 million related to the Follow-On Offering, which represents approximately 1.2% of cumulative gross proceeds raised under the Public Offerings. Upon the termination of our Follow-On Offering on December 31, 2011, approximately $6.4 million of organization and offering expenses related to our Follow-On Offering that had not been charged to our additional paid-in capital was expensed by Wells TIMO and is not subject to reimbursement by us.
We pay a fee to Wells TIMO for services related to the disposition of investment properties. When we sell a property, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by our independent directors), we pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price; and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits is determined by our board of directors, including our independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. For the year ended December 31, 2011, we incurred related-party disposition fees of $29,968.
On April 1, 2011, our board of directors approved Advisory Agreement Amendment No. 1, which amended certain provisions related to fees and expense reimbursements. Prior to April 1, 2011, Wells TIMO was entitled to an annual asset management fee equal to 1% of asset under management, as defined, and reimbursements for all costs and expenses it incurs in fulfilling its duties as the asset portfolio manager. Beginning April 1, 2011, pursuant to Advisory Agreement Amendment No. 1, the amount of advisor fees and expense reimbursements would be limited to the least of: (1) the amounts noted above pursuant to the Advisory Agreement, (2) 1.5% of assets under management, as defined by Advisory Agreement Amendment No. 1, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Beginning April 1, 2012, the annual asset management fee payable to Wells TIMO will be limited to free cash flow in excess of an amount equal to 1.25 multiplied by our interest expense; provided, however, that in no event will the annual asset management fee exceed 1.0% of assets under management. Free cash flow is defined as EBITDA (as defined in the Amended Mahrt Loan Agreement), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT’s outstanding preferred stock), less any cash proceeds from the sales of Wells Timberland REIT’s properties equal to the cost basis of the properties sold. The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the

Index to Consolidated Financial Statements

Advisory Agreement, as amended, remain unchanged. No payments will be permitted under the Advisory Agreement if they would cause a default under the Amended Mahrt Loan Agreement. For the year ended December 31, 2011, we incurred advisor fees and expense reimbursements of approximately $3.3 million payable to Wells TIMO.

For the year ended December 31, 2011, we incurred approximately $4.0 million in advisory fees and expense reimbursements (including fees or charges paid to our advisor and any affiliate of our advisor by third parties doing business with us) pursuant to the Advisory Agreement, as amended. As of December 31, 2011, approximately $28.8 million was due to Wells TIMO and its affiliates for advisory fees, other fees, and administrative and operating expenditures funded on behalf of us pursuant to the Advisory Agreement, as amended by the Advisory Agreement Amendment. In January 2012, we entered into agreements with Wells TIMO whereby Wells TIMO fully discharged approximately $27.3 million of accrued but unpaid fees and reimbursements that were previously deferred due to restrictions under our loan agreement. Due to the related-party nature of these transactions, this amount was recorded as additional paid-in capital during the period in which it was discharged.

Our Advisory Agreement, as amended, has a one-year term expiring July 10, 2012, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement, as amended, without penalty upon 60 days’ written notice, subject to the terms of our credit agreements. If we terminate the Advisory Agreement, as amended, we will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees.
Our board of directors, including our independent directors, believe this relationship with Wells TIMO is fair.
Our Relationship with WIS
Mr. Wells, one of our directors, also indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. WIS is entitled to receive selling commissions of up to 7.0% of aggregate gross offering proceeds. For the year ended December 31, 2011, we incurred selling commissions of $3.4 million to WIS, of which approximately 100% was reallowed to participating broker/dealers, net of discounts. Additionally, WIS earns a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement was re-allowed to participating broker/dealers. Dealer-manager fees apply only to the sale of shares in the primary offering and do not apply to the sale of shares under our distribution reinvestment plan. For the year ended December 31, 2011, we incurred dealer-manager fees of $1.0 million to WIS, of which approximately $0.5 million was re-allowed to participating broker/dealers, net of discounts.
Our board of directors, including our independent directors, believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees maximized our fund-raising efforts in order to service acquisition-related debt and acquire additional timberland tracts.
Our Relationship with Wells REF
As of December 31, 2011, Wells REF held approximately $27.8 million and $9.9 million of our Series A and Series B preferred stock, respectively. Dividends accrued on the preferred stock daily at a rate of 8.5% per year prior to May 9, 2011, and at a rate of 1.0% per year thereafter. If authorized by our board of directors and declared by us, accruing dividends on the preferred stock are payable on September 30 of each year. The preferred stock is not convertible into shares of our common stock. If we are liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock or any other class or series of our capital stock ranking junior on liquidation to the preferred stock. As of December 31, 2011, approximately $0.7 million is due to Wells REF related to an amendment fee funded on our behalf by Wells REF in March 2009. Wells REF discharged this liability in January 2012.

Index to Consolidated Financial Statements

Certain Relationships Involving our Independent Directors
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

Index to Consolidated Financial Statements

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
Term of Advisory Agreement. Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that the contract with a particular advisor may be renewed. Either a majority of our independent directors or our advisor may terminate our Advisory Agreement, as amended, with Wells TIMO without cause or penalty on 60 days’ written notice. In the event our Advisory Agreement with Wells TIMO is terminated and a successor advisor is appointed, our board of directors must determine that the successor advisor possesses sufficient qualifications to perform the services described in the Advisory Agreement, as amended, and that the compensation we will pay to the successor advisor will be reasonable in relation to the services provided. Our advisor also owns 100 special units in Wells Timberland OP, representing 100% of this class of limited partnership interest. These special units entitle our advisor to receive certain distributions and payments only in the event that certain performance-based conditions are satisfied at the time such amounts become payable. The special units do not entitle the holder to any of the rights of a holder of common units, including the right to regular distributions from operations. The special units may be redeemed by our advisor, resulting in a one-time payment to the holder of the special units upon the earlier of (i) the listing of our common stock on a national securities exchange or (ii) the termination or nonrenewal of the Advisory Agreement, as amended, under certain conditions. In the event of a termination or nonrenewal of the Advisory Agreement, as amended, under those conditions, the one-time payment to the holder of the special units will be the amount that would have been distributed with respect to the special units if Wells Timberland OP had sold all of its assets for their then fair market values (as determined by appraisal), except for cash and those assets which can be readily marked to market, paid all of its liabilities, and distributed any remaining amount to the holders of units in liquidation of Wells Timberland OP.
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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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
Director Independence
We have a seven-member board of directors. Three of our directors, Leo F. Wells, III, Jess Jarratt, and E. Nelson Mills, are affiliated with Wells Capital and its affiliates, and we do not consider them to be independent directors. The four remaining directors qualify as “independent directors” as defined in our charter, which is available on our website at www.wellstimberland.com, in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (i) ownership of an interest in the sponsor, the advisor, or any of their affiliates, other than us; (ii) employment by the sponsor, the advisor, or any of their affiliates; (iii) service as an officer or director of the sponsor, the advisor, or any of their affiliates, other than as one of our directors; (iv) performance of services, other than as a director, for the corporation; (v) service as a director or trustee of more than three real estate investment trusts organized by the sponsor or advised by the advisor; or (vi) maintenance of a material business or professional relationship with the sponsor, the advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. One of our independent directors, George W. Sands, may face conflicts of interest because he has affiliations with another program sponsored by Wells Capital and its affiliates.
Each of our independent directors would also qualify as independent under the rules of the New York Stock Exchange, and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, we are not listed on the New York Stock Exchange.

Index to Consolidated Financial Statements

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
The Audit Committee preapproves all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, subject to the de minimis exceptions for nonaudit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. The Audit Committee reviewed the audit and nonaudit services performed by Deloitte & Touche LLP (“Deloitte & Touche”) and Deloitte Tax LLP (“Deloitte Tax”), as well as the fees charged by Deloitte & Touche and Deloitte Tax for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Deloitte & Touche for the year ended December 31, 2011 and 2010 are set forth in the table below.

	2011	2010
Audit fees	$290,000	$358,220
Audit-related fees	—	—
Tax fees	134,805	129,986
All other fees	—	—
Total	$424,805	$488,206
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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March 2012.

Wells Timberland REIT, Inc. (Registrant)

By:	/S/ LEO F. WELLS, III
Leo F. Wells, III
President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/S/ MICHAEL P. MCCOLLUM	Independent Director	March 16, 2012
Michael P. McCollum

/S/ DONALD S. MOSS	Independent Director	March 16, 2012
Donald S. Moss

/S/ WILLIS J. POTTS, JR.	Independent Director	March 16, 2012
Willis J. Potts, Jr.

/S/ GEORGE W. SANDS	Independent Director	March 16, 2012
George W. Sands

/S/ E. NELSON MILLS	Director	March 16, 2012
E. Nelson Mills

/S/ JESS E. JARRATT	Director	March 16, 2012
Jess E. Jarratt

/S/ LEO F. WELLS, III	President and Director (Principal Executive Officer)	March 16, 2012
Leo F. Wells, III

/S/ DOUGLAS P. WILLIAMS	Executive Vice President, Secretary, and Treasurer (Principal Financial Officer)	March 16, 2012
Douglas P. Williams

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wells Timberland REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Timberland REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Timberland REIT, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 16, 2012

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$6,848,973	$8,788,967
Restricted cash and cash equivalents	6,762,246	7,852,763
Accounts receivable	644,622	852,227
Prepaid expenses and other assets	499,188	626,888
Deferred financing costs, less accumulated amortization of $809,158 and $341,001 as of December 31, 2011 and 2010, respectively	1,672,550	1,866,919
Timber assets, at cost:
Timber and timberlands, net (Note 3)	328,561,850	340,003,739
Intangible lease assets, less accumulated amortization of $703,675 and $537,234 as of December 31, 2011 and 2010, respectively	333,178	499,619
Total assets	$345,322,607	$360,491,122

Liabilities:
Accounts payable and accrued expenses	$1,918,281	$2,722,366
Due to affiliates (Note 12)	28,960,573	25,764,365
Other liabilities	2,609,809	2,504,114
Note payable and line of credit (Note 4)	122,025,672	168,840,592
Total liabilities	155,514,335	199,831,437
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 27,844 and 32,128 shares issued and outstanding as of December 31, 2011 and 2010, respectively	36,539,548	40,950,259
Series B preferred stock, $1,000 liquidation preference; 9,904 and 11,500 shares issued and outstanding as of December 31, 2011 and 2010, respectively	12,145,951	13,698,473
Common stock, $0.01 par value; 900,000,000 shares authorized; 31,465,274 and 25,498,717 shares issued and outstanding as of December 31, 2011 and 2010, respectively	314,653	254,988
Additional paid-in capital	271,428,671	219,082,323
Accumulated deficit and distributions	(130,620,551)	(113,326,358)
Total stockholders’ equity	189,808,272	160,659,685
Total liabilities and stockholders’ equity	$345,322,607	$360,491,122
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenues:
Timber sales	$35,533,916	$41,404,319	$43,534,186
Timberland sales	1,740,586	2,267,887	5,013,038
Other revenues	2,743,325	3,909,938	3,698,425
	40,017,827	47,582,144	52,245,649
Expenses:
Contract logging and hauling costs	20,098,781	21,085,412	22,634,820
Depletion	11,759,282	14,338,444	17,443,684
Cost of timberland sales	1,332,775	1,557,779	3,416,256
Advisor fees and expense reimbursements	3,324,154	6,130,749	5,903,306
Forestry management fees	2,576,562	2,813,729	2,791,150
General and administrative expenses	2,127,940	2,011,395	2,183,778
Land rent expense	2,217,313	2,190,514	2,344,932
Other operating expenses	2,653,225	2,915,083	3,383,326
	46,090,032	53,043,105	60,101,252
Operating loss	(6,072,205)	(5,460,961)	(7,855,603)
Other income (expense):
Interest income	2,287	5,661	26,571
Interest expense	(5,435,948)	(8,560,293)	(10,013,565)
Loss on interest rate swaps	(439,497)	(1,794,127)	(2,105,660)
	(5,873,158)	(10,348,759)	(12,092,654)
Net loss	(11,945,363)	(15,809,720)	(19,948,257)
Dividends to preferred stockholders	(1,556,675)	(3,708,380)	(3,640,379)
Net loss available to common stockholders	$(13,502,038)	$(19,518,100)	$(23,588,636)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.47)	$(0.86)	$(1.36)
Weighted-average common shares outstanding—basic and diluted	28,489,080	22,806,619	17,306,701
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	13,412,781	$134,128	42,828	$46,499,973	$116,930,362	$(71,289,755)	$92,274,708
Issuance of common stock	6,072,967	60,730	—	—	60,668,944	—	60,729,674
Redemptions of common stock	(25,720)	(257)	—	—	(256,941)	—	(257,198)
Issuance of preferred stock	—	—	800	800,000	—	—	800,000
Dividends on preferred stock	—	—	—	3,640,379	(3,640,379)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(5,348,611)	—	(5,348,611)
Other offering costs	—	—	—	—	(725,505)	—	(725,505)
Net loss	—	—	—	—	—	(19,948,257)	(19,948,257)
Balance, December 31, 2009	19,460,028	194,601	43,628	50,940,352	167,627,870	(91,238,012)	127,524,811
Issuance of common stock	5,519,709	55,197	—	—	54,768,600	—	54,823,797
Issuance of stock dividends	605,868	6,059	—	—	6,272,346	(6,278,626)	(221)
Redemptions of common stock	(86,888)	(869)	—	—	(858,686)	—	(859,555)
Dividends on preferred stock	—	—	—	3,708,380	(3,708,380)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(4,072,095)	—	(4,072,095)
Other offering costs	—	—	—	—	(550,958)	—	(550,958)
Placement and structuring agent fees	—	—	—	—	(396,374)	—	(396,374)
Net loss	—	—	—	—	—	(15,809,720)	(15,809,720)
Balance, December 31, 2010	25,498,717	254,988	43,628	54,648,732	219,082,323	(113,326,358)	160,659,685
Issuance of common stock	5,501,529	55,015	—	—	54,941,942	—	54,996,957
Issuance of stock dividends (Note 9)	557,633	5,576	—	—	5,343,475	(5,348,830)	221
Redemptions of common stock	(92,605)	(926)	—	—	(891,975)	—	(892,901)
Dividends on preferred stock (Note 9)	—	—	—	1,556,675	(1,556,675)	—	—
Redemptions of preferred stock (Note 9)	—	—	(5,880)	(7,519,908)	—	—	(7,519,908)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(4,836,283)	—	(4,836,283)
Other offering costs	—	—	—	—	(654,136)	—	(654,136)
Net loss	—	—	—	—	—	(11,945,363)	(11,945,363)
Balance, December 31, 2011	31,465,274	$314,653	37,748	$48,685,499	$271,428,671	$(130,620,551)	$189,808,272
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net loss	$(11,945,363)	$(15,809,720)	$(19,948,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	11,759,282	14,338,444	17,443,684
Unrealized gain on interest rate swaps	(531,512)	(2,271,093)	(3,319,234)
Other amortization	216,700	206,750	190,177
Stock-based compensation expense	21,667	—	—
Noncash interest expense	468,157	1,208,858	1,446,216
Basis of timberland sold	1,172,241	1,392,900	3,228,363
Basis of timber on terminated leases	—	26,850	705,780
Basis of casualty loss	91,061	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	207,605	140,523	(225,139)
Decrease in prepaid expenses and other assets	127,700	63,708	93,852
Decrease in accounts payable and accrued expenses	(756,676)	(137,766)	(583,575)
Increase in due to affiliates	3,103,841	6,146,259	5,949,690
Increase (decrease) in other liabilities	637,428	(151,196)	47,978
Net cash provided by operating activities	4,572,131	5,154,517	5,029,535
Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(1,626,550)	(1,040,927)	(1,022,993)
Funds released from (invested in) escrow accounts	1,090,517	102,938	(623,791)
Net cash used in investing activities	(536,033)	(937,989)	(1,646,784)
Cash Flows from Financing Activities:
Financing costs paid	(273,788)	(2,207,920)	(303,595)
Proceeds from notes payable	—	211,000,000	—
Repayments of senior loan	—	(201,852,588)	(6,748,342)
Repayments of mezzanine loan	—	(14,988,709)	(50,743,040)
Repayments of Mahrt loan	(46,814,920)	(42,159,408)	—
Issuance of common stock	54,511,310	54,463,267	60,408,715
Issuance of preferred stock	—	—	800,000
Redemptions of common stock	(892,901)	(859,555)	(257,198)
Redemptions of preferred stock	(5,880,000)	—	—
Dividends paid on preferred stock redeemed	(1,639,908)	—	—
Commissions on stock sales and related dealer-manager fees paid	(4,266,801)	(3,726,916)	(5,022,504)
Other offering costs paid	(625,820)	(429,501)	—
Placement and structuring agent fees paid	(93,264)	(303,109)	—
Net cash used in financing activities	(5,976,092)	(1,064,439)	(1,865,964)
Net (decrease) increase in cash and cash equivalents	(1,939,994)	3,152,089	1,516,787
Cash and cash equivalents, beginning of period	8,788,967	5,636,878	4,120,091
Cash and cash equivalents, end of period	$6,848,973	$8,788,967	$5,636,878
See accompanying notes.

Index to Consolidated Financial Statements

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION
Wells Timberland REIT, Inc. (“Wells Timberland REIT”) was formed on September 27, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells Timberland REIT engages in the acquisition and ownership of timberland located in the southeastern United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006 (see Note 2). Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 12).
As of December 31, 2011, Wells Timberland REIT owned approximately 222,400 acres of timberland and held long-term leasehold interests in approximately 76,300 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use timberlands (“HBU”), and leasing land-use rights to third parties.
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
On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share, and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT began accepting subscriptions under the Follow-On Offering on August 12, 2009. Effective December 31, 2011, Wells Timberland REIT ceased offering shares for sale under the Follow-On Offering. As of December 31, 2011, Wells Timberland REIT had raised gross offering proceeds from the sale of common stock under the Follow-On Offering of approximately $119.7 million.
Wells Timberland REIT offered up to approximately 11.4 million shares of its common stock, of which approximately 10.4 million shares were offered in a primary offering to non-U.S. persons at a price per share of $9.65, and up to approximately 1.0 million shares of common stock were reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55, in a private placement pursuant to Regulation S under the Securities Act (the “2010 German Offering”). The 2010 German Offering expired on August 6, 2011. Wells Timberland REIT raised approximately $8.5 million from the sale of approximately 0.9 million shares under the 2010 German Offering.

Index to Consolidated Financial Statements

As of December 31, 2011, Wells Timberland REIT had raised gross offering proceeds from the sale of its common stock under the Initial Public Offering, the Follow-On Offering (collectively, the “Public Offerings”), and the 2010 German Offering of approximately $303.1 million. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $24.3 million, other organization and offering expenses of approximately $1.3 million, approximately $0.4 million in placement and structuring agent fees, and common stock redemptions of approximately $2.3 million under the share redemption plan, Wells Timberland REIT had received aggregate net offering proceeds of approximately $274.8 million, which was used to partially fund the Mahrt Timberland acquisition, service acquisition-related debt, redeem shares of its preferred stock, and fund accrued dividends on redeemed shares of preferred stock.
As of December 31, 2011, Wells Timberland REIT had incurred other organization and offering costs related to the Public Offerings of approximately $3.5 million, of which approximately $2.2 million was deferred by the terms of Wells Timberland REIT’s loan agreements until after reduction of the loan balance to a 30% loan-to-collateral-value ratio. On January 27, 2012, Wells TIMO fully discharged the deferred organization and offering expenses of approximately $2.2 million (see Note 15).
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
Wells Timberland REIT owns controlling financial interests in Wells Timberland OP and its subsidiaries, including Wells Timberland TRS, and, accordingly, includes the accounts of these entities in its consolidated financial statements. The financial statements of Wells Timberland OP and Wells Timberland TRS are prepared using accounting policies consistent with those used by Wells Timberland REIT. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

Index to Consolidated Financial Statements

Cash and Cash Equivalents
Wells Timberland REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.
Restricted Cash and Cash Equivalents
As of December 31, 2011 and 2010, restricted cash and cash equivalents consisted of approximately $2.9 million and $4.5 million, respectively, of cash from operations and approximately $3.9 million and $3.4 million, respectively, of proceeds raised from the sale of common stock under the Public Offerings and the 2010 German Offering. These cash and cash equivalents were restricted by the terms of the financing agreements entered into by Wells Timberland REIT in connection with its acquisition of the Mahrt Timberland (see Note 4).
Accounts Receivable
Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2011, 2010, and 2009, no allowances have been provided against accounts receivable.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets are primarily comprised of prepaid rent, prepaid insurance, and prepaid operating costs. Prepaid expenses are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.
Interest Rate Swaps
Wells Timberland REIT has entered into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments (see Note 5). Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive gain (loss), while the ineffective portion of the hedge, if any, is recognized in current earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
As of December 31, 2011 and 2010, Wells Timberland REIT recognized the fair value of an interest rate swap of approximately $1.0 million and $1.5 million, respectively, in other liabilities. The detail of loss on interest rate swaps is provided below for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Noncash gain on interest rate swaps	$531,512	$2,271,093	$3,319,234
Net payments on interest rate swaps	(971,009)	(4,065,220)	(5,424,894)
Loss on interest rate swaps	$(439,497)	$(1,794,127)	$(2,105,660)

Index to Consolidated Financial Statements

Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized using the effective interest method over the terms of the related financing arrangements. Wells Timberland REIT recognized amortization of deferred financing costs for the years ended December 31, 2011, 2010, and 2009 of approximately $0.5 million, $1.2 million, and $1.4 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
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

Index to Consolidated Financial Statements

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
Fair Value of Financial Instruments
The fair value of the outstanding note payable is estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement date. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
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

Index to Consolidated Financial Statements

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

Stock-based Compensation
Wells Timberland REIT recognizes the fair value of stock options granted to directors or employees over the respective weighted-average vesting periods by charging general and administrative expenses and recording additional paid-in capital. Upon the issuance of restricted stock, Wells Timberland REIT records the par value of $0.01 per share as common stock and additional paid-in capital. The fair value of the restricted stock as of the date of award is recognized over the respective vesting periods by charging general and administrative expenses and recording additional paid-in capital.
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
As of January 1, 2009, the beginning of the taxable year in which Wells Timberland REIT qualified for and elected to be taxed as a REIT, or its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $18.3 million. Wells Timberland REIT elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any timber assets it holds at the REIT commencement date if disposed of within the 10-year period beginning on the REIT

Index to Consolidated Financial Statements

commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the 10-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the timber assets disposed of as of the REIT commencement date over its basis in the timber assets as of the REIT commencement date (the built-in gain with respect to that timberland as of the REIT commencement date; (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its timber assets as of the REIT commencement date not already recognized during the 10-year period. At December 31, 2011, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $99.7 million and $83.6 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains.
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
Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized (see Note 13).
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
Wells Timberland REIT applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair values of the interest rate swap, classified under Level 2, were determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of Wells Timberland REIT’s credit standing, credit risk of the counterparties, and reasonable estimates about relevant future market conditions.

Index to Consolidated Financial Statements

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$976,677	$—	$976,677	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,508,189	$—	$1,508,189	$—
Business Segments
Wells Timberland REIT owns interests in approximately 298,700 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Wells Timberland REIT operates in a single reporting segment, and the presentation of Wells Timberland REIT’s financial condition and performance is consistent with the way in which Wells Timberland REIT’s operations are managed.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definitions of fair value, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 is effective for Wells Timberland REIT on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The adoption of ASU 2011-05 is effective for Wells Timberland REIT for the interim period beginning January 1, 2012, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of

Index to Consolidated Financial Statements

net income and other comprehensive income that has been deferred indefinitely. The adoption of ASU 2011-05 is not expected to have a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform with the current period financial statement presentation.

3.	TIMBER ASSETS
As of December 31, 2011 and 2010, timber and timberlands consisted of the following:

	As of December 31, 2011
	Gross	Accumulated Depletion or Amortization	Net
Timber	$175,512,118	$11,759,282	$163,752,836
Timberlands	164,550,798	—	164,550,798
Mainline roads	376,406	118,190	258,216
Timber and timberlands	$340,439,322	$11,877,472	$328,561,850

	As of December 31, 2010
	Gross	Accumulated Depletion or Amortization	Net
Timber	$189,761,724	$14,338,444	$175,423,280
Timberlands	164,326,628	—	164,326,628
Mainline roads	321,762	67,931	253,831
Timber and timberlands	$354,410,114	$14,406,375	$340,003,739

The timber and timberlands shown above reflect the Mahrt Timberland, which Wells Timberland REIT acquired on October 9, 2007 for a purchase price of approximately $400.0 million, exclusive of closing costs. During 2011, Wells Timberland REIT acquired fee-simple interest in approximately 1,400 acres of timberland in which it previously held leasehold interests for approximately $1.0 million, exclusive of closing costs. During the years ended December 31, 2011, 2010, and 2009, Wells Timberland REIT sold approximately 1,125 acres, 1,173 acres, and 3,005 acres of timberland, respectively, for approximately $1.7 million, $2.3 million, and $5.0 million, respectively. Wells Timberland REIT’s cost basis in the timberland sold for these periods was approximately $1.2 million, $1.4 million, and $3.2 million, respectively. In association with certain timberland sales in 2011, 2010, and 2009, Wells Timberland REIT entered into timber reservation agreements with the purchasers whereby Wells Timberland REIT retained the title and right to harvest approximately 22,000 tons, 18,000 tons, and 115,000 tons of standing timber, respectively, through various dates. As of December 31, 2011, the Mahrt Timberland contained approximately 10.4 million tons of merchantable timber inventory, of which approximately 6.2 million tons were pulpwood, 2.1 million tons were chip-n-saw, and 2.1 million tons were sawtimber.

Upon the acquisition of Mahrt Timberland, Wells Timberland REIT allocated the purchase price to tangible assets, consisting of timberland and timber, and intangible assets, consisting of below-market in-place ground leases for which Wells Timberland REIT is the lessee. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases. Wells Timberland REIT had net below-market lease assets of approximately $0.3 million and $0.5 million as of December 31, 2011 and 2010, respectively, and recognized amortization of this asset of approximately $0.2 million in both 2011 and 2010.

As of December 31, 2011, below-market lease assets will be amortized as follows:

Index to Consolidated Financial Statements

For the year ending December 31,:
2012	$166,441
2013	91,196
2014	8,951
2015	8,951
2016	8,951
Thereafter	48,686
$333,176
As of December 31, 2011, the remaining weighted-average amortization period over which below-market lease assets will be amortized is four years.

4.	NOTE PAYABLE AND LINE OF CREDIT
Note Payable
Wells Timberland REIT entered into a five-year senior loan agreement for $211.0 million with CoBank, ACB (“CoBank”) and Wells Fargo Securities, LLC (“Wells Fargo”) serving as co-lead lenders and CoBank serving as administrative agent (the “Mahrt Loan”) on March 24, 2010. Proceeds from the Mahrt Loan were used to refinance the outstanding balances due on the senior and mezzanine loans obtained in connection with the acquisition of the Mahrt Timberland and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin of 2.5% to 4.0% that varies based upon the loan-to-collateral-value ratio at the time of determination. The loan-to-collateral-value ratio (the “LTV Ratio”) is defined as the ratio, expressed as a percentage, of (a) the outstanding principal amount of all loans outstanding under a second amendment to the Mahrt Loan agreement as of the measurement date, less certain amounts permitted to be set aside under the terms of the Mahrt Loan agreement, as amended, for working capital and other purposes and any cash balances accumulated to fund distributions or future acquisitions, to (b) the value of the timberland assets, as determined in accordance with the Mahrt Loan agreement, as amended.
The Mahrt Loan may be voluntarily prepaid at any time. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. As of December 31, 2011, Wells Timberland REIT had met all debt reduction requirements of the Mahrt Loan. During 2011, Wells Timberland REIT paid down the Mahrt Loan by approximately $46.8 million, which reduced the outstanding principal balance of the Mahrt Loan to approximately $122.0 million.
Line of Credit
On June 10, 2011, Wells Timberland REIT entered into a $15.0 million secured revolving credit facility (the “Mahrt Credit Facility”) with three of the Mahrt Loan lenders (the “Lenders”) pursuant to the second amendment to the Mahrt Loan agreement. Under the Mahrt Credit Facility, Wells Timberland REIT may borrow up to $15.0 million, subject to availability as described below. This amount may be increased from time to time by up to $5.0 million; however, no increase is permitted if after giving effect to the increase, Wells Timberland REIT would no longer be in compliance with certain financial covenants set forth in the Mahrt Loan agreement, as amended, or if the increase would cause an event of default. Wells Timberland REIT may voluntarily reduce the amount permitted to be borrowed under the Mahrt Credit Facility in minimum amounts of $1.0 million. The Lenders may reduce the amount permitted to be borrowed by any amounts previously repaid or prepaid under the Mahrt Credit Facility if Wells Timberland REIT’s LTV Ratio is greater than 50% (revised to 45% effective December 13, 2011 pursuant to a third amendment to the Mahrt Loan agreement, or the “Mahrt Loan Amendment”).

Index to Consolidated Financial Statements

Loans under the Mahrt Credit Facility can be either a base rate loan or a LIBOR rate loan. The minimum amount that may be borrowed for a base rate loan is $0.5 million and an integral multiple of $0.1 million, or, if less, the remaining amount available under the Mahrt Credit Facility. The minimum amount that may be borrowed for a LIBOR rate loan is $1.0 million and an integral multiple of $1.0 million. Base rate loans bear interest at the higher of (1) the prime rate, as defined, or (2) one-month LIBOR plus 1.5%. LIBOR rate loans bear interest at one-, two-, or three-month LIBOR (depending upon the applicable term of the loan) plus a range of 2.5% to 4.0% depending on Wells Timberland REIT’s then-current LTV Ratio.

The Mahrt Credit Facility terminates upon the earliest of (1) the occurrence of an event of default under the Mahrt Loan agreement, as amended; (2) the reduction of all amounts permitted to be borrowed under the Mahrt Credit Facility (either by Wells Timberland REIT or by the Lenders), or (3) March 24, 2015.

As of December 31, 2011, no amounts had been borrowed under the Mahrt Credit Facility.

Mandatory Prepayments and Loan Covenants

The Mahrt Loan and Mahrt Credit Facility (collectively, the “Mahrt Debt”) is secured by a first mortgage in the Mahrt Timberland, a first security interest in all funds raised through Wells Timberland REIT’s offerings, a first priority security interest in all bank accounts held by Wells Timberland REIT, and a first priority security interest on all other assets of Wells Timberland REIT, including rights under the Mahrt Timberland timber agreements (see Note 6).

The Mahrt Debt is subject to mandatory prepayments from (1) proceeds generated from sales or other dispositions of timber until reduction of the Mahrt Debt to an LTV Ratio of less than 40%, as amended, and (2) proceeds generated from dispositions of timberland and lease terminations. Prior to the Mahrt Loan Amendment, the mandatory prepayment amount associated with timberland dispositions equaled the cost basis of timberland sold and the mandatory prepayment amount associated with lease terminations equaled any proceeds generated from lease terminations. Pursuant to the Mahrt Loan Amendment, the mandatory prepayment excludes (1) the first $4.0 million of cost basis of timberland dispositions in any fiscal year if (a) the LTV Ratio calculated on a pro forma basis after giving effect to such disposition, does not exceed 40%, and (b) such cost basis is used as permitted under the Mahrt Loan agreement; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the Mahrt Debt exceed $5.0 million.

The Mahrt Loan agreement and its amendments (collectively, the “Amended Mahrt Loan Agreement”) contain, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times;

•	limits the LTV Ratio to 50% or less prior to December 12, 2011, and to 45% thereafter; and

•
requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Debt during any time the LTV Ratio is 30% or greater. Once the LTV Ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Debt.

As of December 31, 2011, Wells Timberland REIT was in compliance and expects to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

Interest Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2011, 2010, and 2009, after consideration of interest rate swaps, Wells Timberland REIT made the following interest payments on its borrowings:

Index to Consolidated Financial Statements

	Years Ended December 31,
	2011	2010	2009
Mahrt loan	$5,955,180	$9,033,147	$—
Mezzanine loan	—	295,281	4,737,884
Senior loan	—	2,232,611	9,245,292
	$5,955,180	$11,561,039	$13,983,176

As of December 31, 2011 and 2010, after consideration of the interest rate swap, Wells Timberland REIT’s weighted-average interest rate on the aforementioned borrowings was approximately 3.71% and 4.30%, respectively. The estimated fair value of Mahrt Debt was approximately $118.4 million and $168.8 million as of December 31, 2011 and 2010, respectively. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement date. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

The detail of loss on the RaboBank Interest Rate Swap, which is recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the years ended December 31, 2011 and 2010:

	2011	2010
Noncash gain (loss) on RaboBank Interest Rate Swap	$531,512	$(1,508,188)
Net payments on RaboBank Interest Rate Swap	(971,009)	(242,734)
Loss on RaboBank Interest Rate Swap	$(439,497)	$(1,750,922)
Wells Timberland REIT entered into an interest rate swap agreement with Wachovia to hedge its exposure to the senior loan’s variable interest rate (the “Wachovia Interest Rate Swap”). The Wachovia Interest Rate Swap was effective on October 16, 2007 and matured on September 30, 2010. Under the terms of the Wachovia Interest Rate Swap, from October 25, 2008 through September 30, 2010, Wells Timberland REIT paid interest at a fixed rate of 4.905% per annum and received LIBOR-based interest payments based on $106.0 million. From October 25, 2008 through March 24, 2010, the Wachovia Interest Rate Swap effectively fixed the interest rate on $106.0 million of the senior

Index to Consolidated Financial Statements

loan at 6.405% per annum. From March 24, 2010 to September 30, 2010, the Wachovia Interest Rate Swap effectively fixed the interest rate on $106.0 million of the Mahrt Loan at between 8.405% and 8.905% per annum. The detail of loss on the Wachovia Interest Rate Swap, which is recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the years ended December 31, 2010 and 2009:

	2010	2009
Noncash gain on Wachovia Interest Rate Swap	$3,680,341	$3,418,174
Net payments on Wachovia Interest Rate Swap	(3,720,244)	(4,900,648)
Loss on Wachovia Interest Rate Swap	$(39,903)	$(1,482,474)
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
MeadWestvaco Timber Agreements
In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a fiber supply agreement and a master stumpage agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The fiber supply agreement provides that MeadWestvaco will purchase specified tonnage of timber from Wells Timberland TRS at specified prices per ton, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco plus a portion of the gross proceeds received from MeadWestvaco under the fiber supply agreement. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable consumer for the wood products from the Mahrt Timberland. For the years ended December 31, 2011, 2010, and 2009, approximately 58%, 61%, and 46%, respectively, of Wells Timberland REIT’s timber sales revenue was derived from the Timber Agreements. For 2012, Wells Timberland REIT is required to make available a minimum of approximately 0.7 million tons of timber for purchase by MeadWestvaco at fiber supply agreement pricing.
FRC Timberland Operating Agreement
Wells Timberland REIT is party to a timberland operating agreement with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland operating agreement, FRC manages and operates the Mahrt Timberland and the related timber operations, including ensuring delivery of timber to MeadWestvaco in compliance with the Timber

Index to Consolidated Financial Statements

Agreements. In consideration for rendering the services described in the timberland operating agreement, Wells Timberland REIT pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on net revenues generated by the Mahrt Timberland. The incentive fee is payable annually in arrears. The timberland operating agreement, as amended, is effective through December 31, 2012, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by Wells Timberland REIT with or without cause upon providing 180 days’ prior written notice.
Obligations under Operating Leases
Wells Timberland REIT owns leasehold interests related to the use of approximately 76,300 acres of timberland as of December 31, 2011. These operating leases have expiration dates ranging from 2012 through 2022. Approximately 49,100 acres of these leased timberlands are leased to Wells Timberland REIT under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for annual rental payments of $3.10 per acre plus an additional payment based on the change in the Producer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. This annual rental payment adjustment increased the per-acre lease rate to approximately $19.83 for 2011, which is the rate used to calculate the following remaining required payments under the terms of the operating leases as of December 31, 2011:

2012	$1,744,687
2013	1,520,702
2014	1,457,423
2015	1,290,205
2016	1,290,205
Thereafter	7,182,269
$14,485,491
Placement Agent Agreements
On February 25, 2010, Wells Timberland REIT entered into a placement agent agreement with Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), and Viscardi AG, a corporation organized under the laws of Germany (“Viscardi”). Wells Real Estate Funds, Inc. (“Wells REF”), which is the owner of Wells Capital, Wells Timberland REIT’s sponsor, indirectly owns a majority interest in Wells Germany. On January 3, 2011, Wells Timberland REIT entered into a placement agent agreement, effective December 21, 2010, with Wells Germany and Renalco S.A., a company organized under the laws of Switzerland (“Renalco”). Viscardi and Renalco are not in any way affiliated with Wells Timberland REIT, Wells Germany, or any of their respective affiliates.

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

Index to Consolidated Financial Statements

Transactions. Wells Timberland REIT paid a placement agent fee to Viscardi or Renalco of $0.25 per share purchased in the 2010 German Offering. In addition to the placement agent fee, Wells Timberland REIT pays an annual account maintenance fee to Viscardi or Renalco of $0.02 per share purchased in the 2010 German Offering.

The placement agent agreements expired upon the conclusion of the 2010 German Offering, provided however, that with respect to the ongoing account maintenance and administrative services contemplated by the parties, the placement agent agreements will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the common stock on an exchange (as defined by the Exchange Act) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018.

During the year ended December 31, 2011, Wells Timberland REIT incurred no placement agent fees and approximately $17,500 of annual account maintenance fees under the placement agent agreements.

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

Wells Timberland REIT is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on the results of operations or financial condition of Wells Timberland REIT. Wells Timberland REIT is not aware of any legal proceedings contemplated by governmental authorities.

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

Index to Consolidated Financial Statements

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

General

Wells Timberland REIT’s charter authorizes it to issue 1.0 billion shares of capital stock, consisting of 900 million common shares and 100 million preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions (subject to any preferential rights of any shares of preferred stock that may be issued in the future) as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common

Index to Consolidated Financial Statements

stock has no preferences or preemptive, conversion, or exchange rights. As of December 31, 2011, Wells Timberland REIT had issued 31.5 million shares of common stock, including approximately 21,000 shares of common stock to Wells TIMO.

Wells Timberland REIT is authorized to issue one or more series of preferred shares, par value of $0.01 per share. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends, and other distributions, qualifications, and terms and conditions of redemption of such shares. Wells Timberland REIT’s board of directors approved the designation, issuance, and sale of up to 35,000 shares of Series A preferred stock and up to 15,000 shares of Series B preferred stock to Wells REF, an affiliate of Wells Timberland REIT, for a purchase price of $1,000 per share. Between October 2007 and December 2009, Wells Timberland REIT issued 32,128 shares of Series A preferred stock and 11,500 shares of Series B preferred stock to Wells REF in exchange for approximately $32.1 million and $11.5 million, respectively. Wells Timberland REIT’s Series A and Series B preferred stock are not convertible into shares of Wells Timberland REIT’s common stock. If Wells Timberland REIT is liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of Wells Timberland REIT’s common stock or any other class or series of Wells Timberland REIT’s capital stock ranking junior on liquidation to the Series A and Series B preferred stock. In October 2008, Wells REF, as guarantor of Wells Timberland REIT’s mezzanine loan, transferred 450 shares of the Series A preferred stock and 150 shares of the Series B preferred stock to an affiliate of Wells Fargo Bank, N.A. in connection with an amendment to the mezzanine loan agreement. On May 9, 2011, Wells Timberland REIT redeemed the 450 shares of Series A preferred stock and 150 shares of Series B preferred stock held by the affiliate of Wells Fargo Bank, N.A. for approximately $0.7 million, including accrued dividends of approximately $0.1 million.

Redemption of Preferred Stock

Prior to May 9, 2011, dividends accrued on the Series A and Series B preferred stock at the rate per annum of 8.5%, subject to adjustments in the event of a stock dividend, split, combination, or other similar recapitalization with respect to the preferred stock.

On May 9, 2011, Wells REF, as the sole holder of the Series A preferred stock and Series B preferred stock consented to the waiver of the daily accrual of dividends on the Series A preferred stock and Series B preferred stock at an annual rate of 8.5%, provided that from and after May 9, 2011, the dividends on the Series A preferred stock and Series B preferred stock will continue to accrue at an annual rate of 1%. If authorized by Wells Timberland REIT’s board of directors and declared by Wells Timberland REIT, accrued dividends are payable on September 30 of each year. In exchange for the reduction in the annual dividend rate, the board of directors of Wells Timberland REIT approved the redemption of the Series A preferred stock and Series B preferred stock held by Wells REF using up to 40% of the net proceeds from the Follow-On Offering (after the payment of offering expenses, including selling commissions and the dealer-manager fee), provided that the amount of Series A preferred stock and Series B preferred stock redeemed per month from Wells REF not exceed $2.0 million. The Series A preferred stock and Series B preferred stock will be redeemed at the original issue price of $1,000 per share plus all accrued but unpaid dividends.

As of December 31, 2011, Wells Timberland REIT had redeemed 4,284 shares of the Series A preferred stock and 1,596 shares of the Series B preferred stock for an aggregate redemption price of approximately $7.5 million, consisting of approximately $5.9 million in original issuance price and approximately $1.6 million in accrued dividends. Approximately 27,844 and 9,904 shares of Series A preferred stock and Series B preferred stock, respectively, remained outstanding as of December 31, 2011, with accrued but unpaid dividends of approximately $10.9 million included in preferred stock in the accompanying consolidated statements of stockholders’ equity.

Index to Consolidated Financial Statements

Stock Dividends

During 2011, Wells Timberland REIT declared and issued quarterly stock dividends on the outstanding shares of its common stock to the stockholders of record of such shares as shown on its books at the close of each business day at an annualized rate of 2%. Approximately 557,630 shares and 605,870 shares of our common stock were issued as stock dividends during the years ended December 31, 2011 and 2010, respectively.

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

Prior to November 13, 2009, each independent director of Wells Timberland REIT received a grant of options to purchase 2,500 shares of its common stock upon the appointment to its board, in addition to cash compensation. Of the options granted, one-third were immediately exercisable on the date of grant, one-third will become exercisable on the first anniversary of the date of grant, and the remaining one-third will become exercisable on the second anniversary of the date of grant. These initial grants of options were anti-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he or she received a subsequent grant of options to purchase 1,000 shares of Wells Timberland REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant. A summary of stock option activity under Wells Timberland REIT’s long-term incentive plan during the years ended December 31 2011, 2010, and 2009 follows:

	Number of Options	Exercise Price	Options Exercisable
Outstanding as of December 31, 2008	18,000		14,000
Granted	4,000	$10
Outstanding as of December 31, 2009	22,000		18,000
Granted	—	$10
Outstanding as of December 31, 2010	22,000		20,667
Granted	—	$10
Outstanding as of December 31, 2011	22,000		22,000

Index to Consolidated Financial Statements

Wells Timberland REIT estimated the fair value of each stock option granted in 2009 as of the respective grant date using the Black-Scholes-Merton model with the following assumptions:

2009
Risk-free rate	3.07%
Projected future dividend yield	0.00%
Expected life of the options	6.0 years
Volatility	0.246

As none of the options described above have been exercised, Wells Timberland REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (one or two years). As Wells Timberland REIT’s common stock is not publicly traded, Wells Timberland REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of companies that are similar to Wells Timberland REIT other than being publicly traded. Based on the above assumptions, Wells Timberland REIT concluded that the fair value of the options granted during the year ended December 31, 2009 had no significant value.

On November 13, 2009, the board of directors amended and restated the independent directors compensation plan to provide for the issuance of restricted stock, rather than options, as noncash compensation to the independent directors of Wells Timberland REIT. The amended and restated plan provides that each independent director elected or appointed to the board on or after November 13, 2009 will receive a grant of 2,500 shares of restricted stock upon his or her initial election or appointment. Upon each subsequent re-election to the board, each independent director will receive a subsequent grant of 1,000 shares of restricted stock. The shares of restricted stock vests in thirds on each of the first three anniversaries of the date of grant. During 2011, 4,000 shares of restricted stock was granted. As of December 31, 2011, 10,500 shares of restricted stock had been granted, approximately 2,165 of which had vested.

Distribution Reinvestment Plan

Wells Timberland REIT has adopted a distribution reinvestment plan (“DRP”), as amended and restated, through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into shares of Wells Timberland REIT’s common stock in lieu of receiving cash distributions. To the extent Wells Timberland REIT makes future cash distributions to its stockholders, shares may be purchased under the DRP for a price equal to: (i) during Wells Timberland REIT’s Follow-On Offering, $9.55 per share; (ii) during any subsequent public equity offering, 95.5% of the offering price per share in such offering; and (iii) for the first 12 months subsequent to the close of Wells Timberland REIT’s last public equity offering prior to the listing of its shares on a national securities exchange, 95.5% of the most recent offering price per share. After that 12-month period, Wells Timberland REIT will publish a per-share valuation determined by Wells TIMO or another firm chosen for that purpose, and distributions will be reinvested at a price equal to the most recently published per-share estimated value. Participants in the DRP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of Wells Timberland REIT’s common stock. Wells Timberland REIT may amend, suspend, or terminate the DRP for any reason at any time upon 10 days written notice to its stockholders.

Share Redemption Plan

The board of directors of Wells Timberland REIT has adopted a share redemption plan (“SRP”), as amended and restated, that allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. However, the terms of the senior and mezzanine loans obtained in connection with the acquisition of the Mahrt Timberland prohibited Wells Timberland REIT from redeeming any Wells Timberland REIT stockholders’ shares under the SRP (except in cases of death or disability) until the mezzanine loan was repaid in full and the senior loan was reduced to a 40% loan-to-collateral value ratio. The Amended Mahrt Loan Agreement prohibits Wells Timberland REIT from redeeming any Wells Timberland REIT stockholders’

Index to Consolidated Financial Statements

shares under the SRP (except in cases of death or disability) until (i) reduction of the Mahrt Debt to an LTV ratio of less than 40%; and (ii) obtainment of a fixed charge coverage ratio of greater than 1.05:1.00 (see Note 4).

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

Redemptions sought within two years of the death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility of a stockholder do not require a one-year holding period. Prior to December 9, 2010, the price for redemptions sought within two years of the death or disability of a stockholder was the amount paid for the share until one year after completion of Wells Timberland REIT’s offering stage. Thereafter, the redemption price would be the higher of the amount paid for the shares or 95% of the per-share net asset value as estimated by Wells TIMO or another firm chosen by Wells Timberland REIT’s board of directors for that purpose. Subsequent to December 9, 2010, the redemption price for shares to be redeemed in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility through the end of a period of one year after Wells Timberland REIT completes its offering stage will be at an amount equal to 100% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder, divided by all shares owned by such stockholder. For the period beginning one year after Wells Timberland REIT completes its offering stage, the price at which it will redeem shares will be 100% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder, plus or minus (i) a valuation adjustment, which will be the aggregate distributions per share of any net sale proceeds from the sale of one or more of Wells Timberland REIT’s assets and/or (ii) any other special distributions designated by the board of directors of Wells Timberland REIT.

The shares redeemed under the Amended SRP, other than upon the death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility of a stockholder, could not exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT’s board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. To date, Wells Timberland REIT has not received proceeds from the sale of shares through the DRP as it has not made cash distributions to the stockholders. Wells Timberland REIT’s board of directors has approved a monthly, non-cumulative reserve of $150,000 for redemptions of common stock in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility. To the extent it does not receive proceeds from the sale shares of its common stock through the DRP, Wells Timberland REIT may not be able to redeem shares through the SRP other than those qualifying for redemption under the death, disability, or qualification for federal assistance for long-term care provision of the SRP. The board of directors could amend or terminate the Amended SRP upon 30 days’ written notice. During the years ended December 31, 2011 and 2010, approximately $892,901 and $859,555 of shares, respectively, were redeemed under the SRP.

Index to Consolidated Financial Statements

10.	RECREATIONAL LEASES
Wells Timberland REIT leases certain access rights to portions of the Mahrt Timberland to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. Wells Timberland REIT retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2011, approximately 246,500 acres, or 94%, of Wells Timberland REIT’s available timberland had been leased to tenants under operating leases that expire in May 2012. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the terms of the respective recreational leases and recognized as other revenue. As of December 31, 2011 and 2010, approximately $1.0 million and $1.0 million, respectively, of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2011, 2010, and 2009, Wells Timberland REIT recognized other revenues related to recreational leases of approximately $2.4 million, $2.4 million, and $2.5 million, respectively.

11.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Issuance of stock dividends	$5,570,133	$6,057,323	$—
Stock dividends payable to stockholders - additional paid-in capital	$(221,082)	$221,082	$—
Stock dividends payable to stockholders - par value	$(221)	$221	$—
Discounts applied to issuance of common stock	$463,980	$360,530	$320,959
Commissions on stock sales and related dealer-manager fees due to affiliate	$105,502	$—	$5,148
Other offering costs due to affiliate	$28,316	$121,457	$725,505
Dividends accrued on preferred stock	$1,556,675	$3,708,380	$3,640,379
Issuance of stock-based compensation	$40,000	$65,000	$—
Other liabilities assumed upon acquisition of timberland	$4,404	$—	$—

12.	RELATED-PARTY TRANSACTIONS
Advisory Agreement
Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO. On April 1, 2011, the board of directors of Wells Timberland REIT approved an amendment to the Advisory Agreement (“Advisory Agreement Amendment No. 1”), which amended certain provisions related to fees and expense reimbursements. Prior to April 1, 2011, Wells TIMO was entitled to the following fees and reimbursements pursuant to the Advisory Agreement:

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

Index to Consolidated Financial Statements

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

Beginning April 1, 2011, pursuant to Advisory Agreement Amendment No. 1, the amount of fees and reimbursements Wells TIMO is entitled to would be limited to the least of: (1) the amounts noted above pursuant to the Advisory Agreement, (2) 1.5% of assets under management, as defined by Advisory Agreement Amendment No. 1, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Free cash flow is defined as EBITDA (as defined in the Amended Mahrt Loan Agreement), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT’s outstanding preferred stock), less any cash proceeds from the sales of Wells Timberland REIT’s properties equal to the cost basis of the properties sold. The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement, as amended, remain unchanged. No payments will be permitted under the Advisory Agreement, as amended, if they would cause a default under the Amended Mahrt Loan Agreement.

Effective July 11, 2011, the Advisory Agreement, as amended, was renewed through July 10, 2012, upon terms identical to those in effect through July 10, 2011. The Advisory Agreement, as amended, has a one-year term and may be renewed for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Advisory Agreement, it will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, if the Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed for payments as described in Note 8.

Under the terms of the Advisory Agreement, as amended, Wells Timberland REIT is required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of December 31, 2011, Wells Timberland REIT has incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $1.4 million related to the Follow-On Offering, the sum of which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of December 31, 2011, approximately $2.2 million of other offering costs incurred by Wells Timberland REIT and due to Wells TIMO remained deferred by the terms of the Amended Mahrt Loan Agreement. On January 27, 2012, this amount was discharged in full by Wells TIMO (see Note 15). Upon the expiration of Wells Timberland REIT’s Follow-On Offering on December 31, 2011, approximately $6.4 million of organization and offering expenses related to the Follow-On Offering that had not been incurred and charged to additional paid-in capital by Wells Timberland REIT was expensed by Wells TIMO and is not subject to reimbursement by Wells Timberland REIT.

Index to Consolidated Financial Statements

Dealer-Manager Agreement

Wells Timberland REIT had executed a dealer-manager agreement whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, performed the dealer-manager function for Wells Timberland REIT’s Public Offerings. For these services, WIS earned a commission of up to 7.0% of the gross offering proceeds from the sale of Wells Timberland REIT’s shares, of which substantially all was re-allowed to participating broker/dealers. Wells Timberland REIT pays no commissions on shares issued under its distribution reinvestment plan.
Additionally, WIS earned a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares were sold. A portion of the dealer-manager fee was re-allowed to participating broker/dealers. Dealer-manager fees applied to the sale of shares in the primary offering only, and do not apply to the sale of shares under Wells Timberland REIT’s distribution reinvestment plan.
Structuring Agent Agreement
Wells Timberland REIT is party to a structuring agent agreement (the “Structuring Agent Agreement”) whereby Wells Germany serves as the structuring agent in connection with the Transactions in the 2010 German Offering. Pursuant to the Structuring Agent Agreement, Wells Germany assists Wells Timberland REIT and its placement agents in (i) structuring these Transactions in compliance with German legal and tax requirements; (ii) effecting these Transactions by identifying and contacting selected potential purchasers of the shares; (iii) preparing the private placement memorandum for use in connection with these Transactions, particularly as it relates to German legal and tax requirements; (iv) negotiating the financial aspects of these Transactions; and (v) providing such additional ongoing services contemplated by the Structuring Agent Agreement. Pursuant to this agreement, Wells Timberland REIT paid a structuring agent fee to Wells Germany of $0.20 per share. The Structuring Agent Agreement expired upon the conclusion of the 2010 German Offering, provided, however, that with respect to the additional ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a Liquidity Event or (ii) December 31, 2018.
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Advisor fees and expense reimbursements	$3,324,154	$6,130,749	$5,903,306
Commissions(1)(2)	3,421,576	2,914,743	3,948,639
Dealer-manager fees(1)	950,727	796,822	1,079,013
Other offering costs(1)	654,136	550,958	725,505
Structuring agent fees(1)	—	176,166	—
Disposition fees	29,968	15,570	100,484
Total	$8,380,561	$10,585,008	$11,756,947

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers during 2011, 2010, and 2009.
Prior to Advisory Agreement Amendment No. 1, which was executed on April 1, 2011, fees and reimbursements incurred pursuant to the Advisory Agreement were classified as related-party asset management fees and general and administrative expenses in the consolidated statements of operations. Subsequent to the Advisory Agreement Amendment, fees incurred pursuant to the Advisory Agreement Amendment are classified as advisor fees and expense reimbursements in the consolidated statements of operations since the amounts are not necessarily based on assets under management or reimbursable operating expenses. Prior period amounts, as reported, have been reclassified to conform to current period presentation to ensure consistency and comparability.

Index to Consolidated Financial Statements

Advisor fees and expense reimbursements of approximately $3.3 million for the year ended December 31, 2011 is comprised of approximately $1.6 million incurred pursuant to the Advisory Agreement prior to Advisory Agreement Amendment No. 1 executed on April 1, 2011, approximately $1.5 million as determined by one-quarter of 1.5% of assets under management, and approximately $0.2 million as determined by the free cash flow calculation.

Due to Affiliates
The detail of amounts due to affiliates is provided below as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Advisor fees and expense reimbursements due to Wells TIMO (1)	$25,504,045	$22,384,694
Other offering cost reimbursements due to Wells TIMO (2)	2,258,696	2,230,380
Operating expense reimbursements due to Wells TIMO(1)	1,067,691	1,067,691
Structuring agent fees due to Wells Germany	—	41,451
Commissions on stock sales and related dealer-manager fees due to WIS	130,141	24,639
Disposition fees due to Wells TIMO	—	15,510
Total	$28,960,573	$25,764,365

(1)	On January 20, 2012, approximately $25.1 million of advisor fees and expense reimbursements due to Wells TIMO, including the operating expense reimbursements, were discharged in full (see Note 15).

(2)	On January 27, 2012, approximately $2.2 million of other offering cost due to Wells TIMO were discharged in full (see Note 15).

Conflicts of Interest

As of December 31, 2011, Wells TIMO had nine employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Index to Consolidated Financial Statements

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2011, Wells Timberland REIT has no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Wells Timberland REIT will also be dependent upon the ability of its customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on Wells Timberland REIT’s results of operations.

13.     INCOME TAXES
Wells Timberland REIT records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. Components of the deferred tax asset and deferred tax liability as of December 31, 2011 and 2010 are attributable to the operations of Wells Timberland TRS only. Components of the deferred tax asset and deferred tax liability as of December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforward	$4,140,397	$2,457,558
Gain on timberland sales	(6,985)	(3,338)
Other	(1,735)	(1,788)
Total deferred tax asset	4,131,677	2,452,432

Deferred tax liability	—	—

Valuation allowance	(4,131,677)	(2,452,432)
Deferred tax asset, net	$—	$—
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2011 and 2010, Wells Timberland REIT has certain deferred tax assets for which a valuation allowance of approximately $4.1 million and $2.5 million, respectively, has been provided due to uncertainty of future realization of these deferred tax assets.
Wells Timberland REIT elected to be taxed as a REIT for its taxable years ended December 31, 2011, 2010, and 2009. As of January 1, 2009, its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $18.3 million. Wells Timberland REIT has elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT commencement date, if disposed of within the 10-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the 10-year period beginning on the REIT commencement date on the lesser of (a) the excess of

Index to Consolidated Financial Statements

the fair market value of the asset disposed of as of the REIT commencement date over its basis in the asset as of the REIT commencement date (the built-in gain with respect to that asset as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its assets as of the REIT commencement date not already recognized during the 10-year period. At December 31, 2011, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $99.7 million and $83.6 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027, and the state net operating loss carryforwards will begin to expire in 2022.
Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells Timberland REIT’s effective tax rate for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	3.31%	2.03%	2.75%
Other temporary differences	0.23%	1.45%	—
Other permanent differences	(0.01)%	(0.09)%	—
Valuation allowance	(37.53)%	(37.39)%	(36.75)%
Effective tax rate	—	—	—
The difference between the federal statutory tax rate and effective tax rate relates primarily to the state statutory rates and valuation allowance.
As of December 31, 2011 and 2010, the tax basis carrying value of Wells Timberland REIT’s total assets was approximately $337.1 million and approximately $354.2 million, respectively.

14.    QUARTERLY RESULTS (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

Index to Consolidated Financial Statements

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,376,809	$10,863,457	$9,462,391	$10,315,170
Operating loss	$(2,814,639)	$(631,895)	$(733,032)	$(1,892,639)
Net loss	$(4,473,926)	$(2,346,944)	$(2,120,571)	$(3,003,922)
Net loss available to common stockholders	$(5,388,321)	$(2,793,780)	$(2,219,534)	$(3,100,403)
Basic and diluted net loss per share available to common stockholders(1) (2)	$(0.20)	$(0.10)	$(0.08)	$(0.10)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,252,870	$10,859,909	$14,074,170	$11,395,195
Operating loss	$(2,300,686)	$(1,481,374)	$(304,622)	$(1,374,279)
Net loss	$(4,841,340)	$(4,751,056)	$(3,135,181)	$(3,082,143)
Net loss available to common stockholders	$(5,755,735)	$(5,675,611)	$(4,069,896)	$(4,016,858)
Basic and diluted net loss per share available to common stockholders(1)(2)	$(0.27)	$(0.26)	$(0.17)	$(0.16)

(1)	The sums of the quarterly amounts do not equal loss per share for the years ended December 31, 2011 and 2010 due to the increases in weighted-average shares outstanding over the years.

(2)	Amounts adjusted for all periods presented to reflect impact of additional shares of common stock issued and outstanding as a result of stock dividends.

Index to Consolidated Financial Statements

15.    SUBSEQUENT EVENTS
Status of the Follow-On Offering

From January 1, 2012 to February 13, 2012, Wells Timberland REIT accepted approximately $4.1 million of additional gross offering proceeds from the sale of approximately 0.4 million shares under the Follow-On Offering, which sales were agreed to by the investor on or before the effective close date for the primary offering of December 31, 2011.

Due to Affiliates Discharge

As of December 31, 2011, Wells Timberland REIT had accrued but unpaid fees and expense reimbursements payable to Wells TIMO incurred pursuant to the Advisory Agreement in the amount of approximately $28.8 million. In January 2012, Wells Timberland REIT entered into agreements with Wells TIMO to fully discharge approximately $27.3 million, effective immediately. Due to the related-party nature of these transactions, this amount was recorded as additional paid-in capital during the period in which it was discharged.

Advisory Agreement Amendment

On March 16, 2012, Wells Timberland REIT entered into Advisory Agreement Amendment No. 2, effective as of April 1, 2012, to amend certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2 provides that as of and for each quarter, the asset management fee payable to Wells TIMO will be limited to the lesser of one-fourth of (i) 1.0% of assets under management, as defined by Advisory Agreement Amendment No. 2, and (2) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by Wells Timberland REIT’s interest expense. Advisory Agreement Amendment No. 2 superseded and replaced Advisory Agreement Amendment No. 1 entered into on April 1, 2011.

Index to Consolidated Financial Statements

Exhibit Number	Description
3.1
Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 12, 2010 (the “2010 Second Quarter Form 10-Q”))

3.2
Articles of Amendment to the Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011 (the “2011 Second Quarter Form 10-Q”)

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the 2010 Second Quarter Form 10-Q)

3.4	First Amendment to the Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 12, 2010)

4.1
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-157087) filed on April 18, 2011)

4.2	Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 22, 2011)

4.3*	Second Amended and Restated Share Redemption Plan

10.1
Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.2
Amendment No. 1 to the Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated and filed on April 1, 2011)

10.3*	Amendment No. 2 to the Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC

10.4	Third Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the 2009 Second Quarter Form 10-Q)

10.5+	Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report of Form 10-Q for the quarter ended June 30, 2006 and filed on August 22, 2006)

10.6+	Second Amended and Restated 2005 Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the 2009 Form 10-K)

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

Index to Consolidated Financial Statements

Exhibit Number	Description
10.10
Amendment No. 3 dated as of October 4, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.4 to the 2007 Third Quarter Form 10-Q)

10.11
Amended and Restated Credit Agreement dated as of March 24, 2010 among Timberlands II, LLC, and Wells Timberland Operating Partnership, L.P., as the borrowers, and CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-K)

10.12	Amendment No. 1 to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the 2011 Second Quarter Form 10-Q)

10.13	Amendment No. 2 to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the 2011 Second Quarter Form 10-Q)

10.14*	Amendment No. 3 to Amended and Restated Credit Agreement

10.15
Amended and Restated Limited Guaranty dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.10 to the 2009 Form 10-K)

10.16
Amended and Restated Security Agreement dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.11 to the 2009 Form 10-K)

10.17
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

10.18
Amended and Restated Guaranty dated as of March 24, 2010 made by Wells Timberland TRS, Inc., in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.13 to the 2009 Form 10-K)

10.19
Amended and Restated Guaranty dated as of March 24, 2010 made by Wells TRS Harvesting Operations, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.14 to the 2009 Form 10-K)

10.20
Guaranty dated as of March 24, 2010 made by Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.15 to the 2009 Form 10-K)

10.21
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

10.22
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

10.23
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

10.24
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

Index to Consolidated Financial Statements

Exhibit Number	Description
10.25
Georgia Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2)

10.26
Alabama Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 2)

10.27
Master Purchase Agreement dated as of July 11, 2008 by and among Wells Timberland REIT, Inc., Wells Timberland Management Organization, LLC, Wells-DFH Timberland Nr. 88 GmbH & Co. KG and Deutsche Fonds Holding AG (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2008 and filed on July 15, 2008)

10.28
Amended and Restated Master Purchase Agreement dated as of April 8, 2009 by and among Wells-DFH Timberland Nr. 88 GmbH & Co. KG, Wells-DFH Materia GmbH & Co. KG, Deutsche Fonds Holding AG, Wells Timberland REIT, Inc. and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 8, 2009 and filed on April 10, 2009)

10.29
Purchase and Sale Agreement dated as of December 18, 2008 by and between Wells Timberland Operating Partnership, L.P. and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 18, 2008 and filed on December 23, 2008)

10.30
Master Stumpage Agreement dated October 9, 2007 by and among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.25 to the 2009 Form 10-K)

10.31
Fiber Supply Agreement dated October 9, 2007 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.26 to the 2009 Form 10-K)

10.32
First Amendment to Fiber Supply Agreement dated January 28, 2010 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.27 to the 2009 Form 10-K)

10.33
Placement Agent Agreement dated February 25, 2010 by and among Viscardi AG, Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2010 filed March 1, 2010 (the “March 1 Form 8-K”)

10.34	Structuring Agent Agreement dated February 24, 2010 by and between Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.2 to the March 1 Form 8-K)

10.35
Placement Agent Agreement, dated as of December 21, 2010, by and among Wells Timberland REIT, Inc., Wells Germany GmbH and Renalco S.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2011)

10.36*	Due to Affiliates Discharge Agreement by and between Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, LP, and Wells Timberland Management Organization, LLC dated January 20, 2012

21.1*	Subsidiaries of the Company

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index to Consolidated Financial Statements

Exhibit Number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
Furnished with this Form 10-K. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.