Form 10-Q
period 2012-03-31
Wells Timberland REIT, Inc.
filed 2012-05-07
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-53193
WELLS TIMBERLAND REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s only
class of common stock, as of April 30, 2012: 31,837,178 shares

FORM 10-Q
WELLS TIMBERLAND REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of Wells Timberland REIT, Inc. and subsidiaries (“Wells Timberland REIT,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2011. Wells Timberland REIT’s results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$11,333,099	$6,848,973
Restricted cash and cash equivalents	2,649,966	6,762,246
Accounts receivable	726,360	644,622
Prepaid expenses and other assets	412,014	499,188
Deferred financing costs, less accumulated amortization of $938,918 and $809,158 as of March 31, 2012 and December 31, 2011, respectively	1,542,790	1,672,550
Timber assets, at cost:
Timber and timberlands, net (Note 3)	325,961,822	328,561,850
Intangible lease assets, less accumulated amortization of $745,286 and $703,675 as of March 31, 2012 and December 31, 2011, respectively	291,567	333,178
Total assets	$342,917,618	$345,322,607

Liabilities:
Accounts payable and accrued expenses	$2,145,408	$1,918,281
Due to affiliates (Note 8)	745,242	28,960,573
Other liabilities	1,193,059	2,609,809
Note payable and line of credit (Note 4)	122,025,672	122,025,672
Total liabilities	126,109,381	155,514,335
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 27,585 and 27,844 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	36,268,799	36,539,548
Series B preferred stock, $1,000 liquidation preference; 9,807 and 9,904 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	12,050,305	12,145,951
Common stock, $0.01 par value; 900,000,000 shares authorized; 31,843,775 and 31,465,274 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	318,438	314,653
Additional paid-in capital	302,045,374	271,428,671
Accumulated deficit and distributions	(133,874,679)	(130,620,551)
Total stockholders’ equity	216,808,237	189,808,272
Total liabilities and stockholders’ equity	$342,917,618	$345,322,607
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Revenues:
Timber sales	$7,222,227	$8,694,434
Other revenues	663,637	682,375
	7,885,864	9,376,809
Expenses:
Contract logging and hauling costs	3,996,960	4,661,747
Depletion	2,980,277	3,223,660
Advisor fees and expense reimbursements	745,242	1,639,155
Forestry management fees	572,782	689,206
General and administrative expenses	555,005	711,847
Land rent expense	514,878	535,100
Other operating expenses	697,948	730,733
	10,063,092	12,191,448
Operating loss	(2,177,228)	(2,814,639)
Other income (expense):
Interest income	127	1,137
Interest expense	(985,973)	(1,649,684)
Loss on interest rate swaps	(90,993)	(10,740)
	(1,076,839)	(1,659,287)
Net loss	(3,254,067)	(4,473,926)
Dividends to preferred stockholders	(93,041)	(914,395)
Net loss available to common stockholders	$(3,347,108)	$(5,388,321)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.11)	$(0.20)
Weighted-average common shares outstanding—basic and diluted	31,845,664	26,592,487
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	31,465,274	$314,653	37,748	$48,685,499	$271,428,671	$(130,620,551)	$189,808,272
Issuance of common stock	410,647	4,106	—	—	4,110,695	(61)	4,114,740
Redemptions of common stock	(32,146)	(321)	—	—	(306,084)	—	(306,405)
Dividends on preferred stock	—	—	—	93,041	(93,041)	—	—
Redemptions of preferred stock (Note 6)	—	—	(356)	(459,436)	—	—	(459,436)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(361,364)	—	(361,364)
Other offering costs	—	—	—	—	(48,752)	—	(48,752)
Write-off of due to affiliates	—	—	—	—	27,315,249	—	27,315,249
Net loss	—	—	—	—	—	(3,254,067)	(3,254,067)
Balance, March 31, 2012	31,843,775	$318,438	37,392	$48,319,104	$302,045,374	$(133,874,679)	$216,808,237

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	25,498,717	$254,988	43,628	$54,648,732	$219,082,323	$(113,326,358)	$160,659,685
Issuance of common stock	1,042,238	10,422	—	—	10,420,288	—	10,430,710
Issuance of stock dividends	129,347	1,294	—	—	1,295,157	(1,296,456)	(5)
Redemptions of common stock	(22,983)	(230)	—	—	(222,770)	—	(223,000)
Dividends on preferred stock	—	—	—	914,395	(914,395)	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(915,627)	—	(915,627)
Other offering costs	—	—	—	—	(124,264)	—	(124,264)
Net loss	—	—	—	—	—	(4,473,926)	(4,473,926)
Balance, March 31, 2011	26,647,319	$266,474	43,628	$55,563,127	$228,620,712	$(119,096,740)	$165,353,573
See accompanying notes.
WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(3,254,067)	$(4,473,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	2,980,277	3,223,660
Unrealized gain on interest rate swaps	(195,664)	(215,014)
Other amortization	55,172	53,137
Stock-based compensation expense	8,333	8,333
Noncash interest expense	129,760	110,396
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(81,738)	60,953
Decrease in prepaid expenses and other assets	97,712	128,596
Increase (decrease) in accounts payable and accrued expenses	227,127	(454,022)
(Decrease) increase in due to affiliates	(734,954)	1,623,645
Decrease in other liabilities	(1,221,086)	(573,676)
Net cash used in operating activities	(1,989,128)	(507,918)

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(404,348)	(244,969)
Funds released from escrow accounts	4,112,280	3,486,444
Net cash provided by investing activities	3,707,932	3,241,475

Cash Flows from Financing Activities:
Repayments of Mahrt loan	—	(12,044,719)
Issuance of common stock	4,062,646	10,355,346
Redemptions of common stock	(306,405)	(223,000)
Redemptions of preferred stock	(356,000)	—
Dividends paid on preferred stock redeemed	(103,436)	—
Commissions on stock sales and related dealer-manager fees paid	(447,744)	(884,174)
Other offering costs paid	(83,739)	(129,371)
Placement and structuring agent fees paid	—	(93,264)
Net cash provided by (used in) financing activities	2,765,322	(3,019,182)
Net increase (decrease) in cash and cash equivalents	4,484,126	(285,625)
Cash and cash equivalents, beginning of period	6,848,973	8,788,967
Cash and cash equivalents, end of period	$11,333,099	$8,503,342
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (unaudited)

1.	Organization

Wells Timberland REIT was formed on September 27, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells Timberland REIT engages in the acquisition and ownership of timberland located in the southeastern United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP, and Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 8).

As of March 31, 2012, Wells Timberland REIT owned approximately 222,400 acres of timberland and held long-term leasehold interests in approximately 75,800 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use (“HBU”) timberland, and leasing land-use rights to third parties.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (the “Initial Public Offering”) of up to 85.0 million shares of common stock, of which 75.0 million shares were offered in the primary offering for $10.00 per share and 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan (“DRP”), pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Wells Timberland REIT stopped offering shares for sale under the Initial Public Offering on August 11, 2009. Wells Timberland REIT raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”, and together with the Initial Public Offering, the “Public Offerings”) of up to 220.9 million shares of common stock, of which 200.0 million shares are offered in a primary offering for $10.00 per share and 20.9 million shares of common stock are reserved for issuance through Wells Timberland REIT’s DRP for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Effective December 31, 2011, Wells Timberland REIT ceased offering shares for sale under the Follow-On Offering. From January 1, 2012 to February 13, 2012, Wells Timberland REIT accepted $4.1 million of additional gross offering proceeds from the sale of approximately 0.4 million additional shares under the Follow-On Offering, which sales were agreed to by the investor on or before December 31, 2011. On March 15, 2012, Wells Timberland REIT withdrew from registration the unsold primary offering shares. Wells Timberland REIT expects to register shares issuable pursuant to the DRP on Form S-3. Wells Timberland REIT raised gross offering proceeds of approximately $123.8 million from the sale of approximately 12.5 million shares under the Follow-On Offering.

Wells Timberland REIT offered up to approximately 11.4 million shares of its common stock, of which approximately 10.4 million shares were offered in a primary offering to non-U.S. persons pursuant to Regulation S under the Securities Act at a price per share of $9.65, and up to approximately 1.0 million shares of common stock were reserved for issuance through an unregistered distribution reinvestment plan at a price per share equal to $9.55 (the “2010 German Offering”). The 2010 German Offering closed on August 6, 2011 and Wells Timberland REIT raised approximately $8.5 million from the sale of approximately 0.9 million shares in the 2010 German Offering.

As of March 31, 2012, Wells Timberland REIT had raised gross offering proceeds from the sale of common stock under Public Offerings and the 2010 German Offering of approximately $307.2 million. After deductions for payments of selling commissions and dealer-manager fees of approximately $24.7 million, other organization and offering expenses of approximately $1.4 million, approximately $0.4 million in placement and structuring agent fees, and common stock redemptions of approximately $2.6 million under the share redemption plan (“SRP”), Wells Timberland REIT had received aggregate net offering proceeds of approximately $278.1 million, which was used to partially fund the Mahrt Timberland acquisition, service acquisition-related debt, redeem shares of its preferred stock, and fund accrued dividends on redeemed shares of preferred stock.

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

For further information, refer to the audited financial statements and footnotes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2011.

Interest Rate Swaps

Wells Timberland REIT has entered into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments (see Note 4). Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges will be recorded as other comprehensive income or loss in a consolidated statement of other comprehensive income. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps in the accompanying consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment.

As of March 31, 2012 and December 31, 2011, Wells Timberland REIT recognized the fair value of an interest rate swap of approximately $0.8 million and $1.0 million, respectively, in other liabilities. The detail of loss on the interest rate swap is provided below for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Noncash gain on interest rate swap	$195,664	$215,014
Net payments on interest rate swap	(286,657)	(225,754)
Loss on interest rate swap	$(90,993)	$(10,740)

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

Level 1 — Assets or liabilities for which the identical term is traded on an active exchange, such as publicly-traded instruments or futures contracts.
Level 2 — Assets and liabilities valued based on observable market data for similar instruments.
Level 3 — Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

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

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$781,013	$—	$781,013	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$976,677	$—	$976,677	$—

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for Wells Timberland REIT for the interim period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on Wells Timberland REIT’s financial statements or disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The adoption of ASU 2011-05 was effective for Wells Timberland REIT for the interim period beginning January 1, 2012, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been deferred indefinitely. The adoption of ASU 2011-05 did not have a material impact on Wells Timberland REIT’s consolidated financial statements or disclosures.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation.

3.	Timber and Timberlands

As of March 31, 2012 and December 31, 2011, timber and timberlands consisted of the following, respectively:

	As of March 31, 2012
	Gross	Accumulated Depletion or Amortization	Net
Timber	$164,133,643	$2,980,277	$161,153,366
Timberlands	164,551,931	—	164,551,931
Mainline roads	388,276	131,751	256,525
Timber and timberlands	$329,073,850	$3,112,028	$325,961,822

	As of December 31, 2011
	Gross	Accumulated Depletion or Amortization	Net
Timber	$175,512,118	$11,759,282	$163,752,836
Timberlands	164,550,798	—	164,550,798
Mainline roads	376,406	118,190	258,216
Timber and timberlands	$340,439,322	$11,877,472	$328,561,850

No HBU timberland was sold during the first quarter of 2012 and 2011.

4.	Note Payable and Line of Credit

Note Payable

Wells Timberland REIT entered into a five-year senior loan agreement for $211.0 million (the “Mahrt Loan”) with CoBank, ACB (“CoBank”) and Wells Fargo Securities, LLC serving as co-lead lenders and CoBank serving as administrative agent on March 24, 2010. Proceeds from the Mahrt Loan were used to refinance the outstanding balances due on the senior and mezzanine loans obtained in connection with the acquisition of the Mahrt Timberland and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin of 2.5% to 4.0% that varies based upon the loan-to-collateral value ratio at the time of determination. The loan-to-collateral-value ratio (the “LTV Ratio”) is defined as the ratio, expressed as a percentage, of (a) the outstanding principal amount of all loans outstanding under a second amendment to the Mahrt Loan agreement as of the measurement date, less certain amounts permitted to be set aside under the terms of the Mahrt Loan agreement, as amended, for working capital and other purposes and any cash balances accumulated to fund distributions or future acquisitions, to (b) the value of the timberland assets, as determined in accordance with the Mahrt Loan agreement, as amended. The Mahrt Loan may be voluntarily prepaid at any time. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full. As of March 31, 2012, Wells Timberland REIT had met all debt reduction requirements of the Mahrt Loan.

Line of Credit

Wells Timberland REIT entered into a $15.0 million secured revolving credit facility (the “Mahrt Credit Facility”) with three of the Mahrt Loan lenders (the “Lenders”) pursuant to a second amendment to the Mahrt Loan agreement on June 10, 2011. Under the Mahrt Credit Facility, Wells Timberland REIT may borrow up to $15.0 million, subject to availability as described below. This amount may be increased from time to time by up to $5.0 million; however, no increase is permitted if after giving effect to the increase, Wells Timberland REIT would no longer be in compliance with certain financial covenants set forth in the Mahrt Loan agreement, as amended, or if the increase would cause an event of default. Wells Timberland REIT may voluntarily reduce the amount permitted to be borrowed under the Mahrt Credit Facility in minimum amounts of $1.0 million. The Lenders may reduce the amount permitted to be borrowed by any amounts previously repaid or prepaid under the Mahrt Credit Facility if Wells Timberland REIT’s LTV Ratio is greater than 45%.

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

The Mahrt Credit Facility terminates upon the earliest of (1) the occurrence of an event of default under the Mahrt Loan agreement, as amended, (2) the reduction of all amounts permitted to be borrowed under the Mahrt Credit Facility (either by Wells Timberland REIT or by the Lenders), or (3) March 24, 2015.

As of March 31, 2012, no amounts had been borrowed under the Mahrt Credit Facility.

Mandatory Prepayments and Loan Covenants

The Mahrt Loan and Mahrt Credit Facility (collectively, the “Mahrt Debt”) is subject to mandatory prepayments from (1) proceeds generated from sales or other dispositions of timber until reduction of the Mahrt Debt to an LTV Ratio of less than 40%, as amended, and (2) proceeds generated from dispositions of timberland and lease terminations excluding (a) the first $4.0 million of cost basis of timberland dispositions in any fiscal year if (i) the LTV Ratio calculated on a pro forma basis after giving effect to such disposition, does not exceed 40%, and (ii) such cost basis is used as permitted under the Mahrt Loan agreement; and (b) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the Mahrt Debt exceed $5.0 million.

The Mahrt Loan agreement and its amendments (collectively, the “Amended Mahrt Loan Agreement”) contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times;

•	limits the LTV Ratio to 45%; and

•
requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Debt during any time the LTV Ratio is 30% or greater. Once the LTV Ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Debt.

As of March 31, 2012, Wells Timberland REIT was in compliance and expects to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended March 31, 2012 and 2011, after consideration of the interest rate swap, Wells Timberland REIT made interest payments of approximately $1.1 million and $1.8 million, respectively, on the Mahrt Loan.

As of March 31, 2012, the weighted-average interest rate of the Mahrt Loan after consideration of the interest rate swap was 3.61%. As of March 31, 2012 and December 31, 2011, the estimated fair value of Wells Timberland REIT's note payable was approximately $118.3 million and $118.4 million, respectively. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Commitments and Contingencies

MeadWestvaco Timber Agreements

In connection with its acquisition of the Mahrt Timberland, Wells Timberland REIT entered into a fiber supply agreement and a master stumpage agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The fiber supply agreement provides that MeadWestvaco will purchase specified tonnage of timber from Wells Timberland TRS at specified prices per ton, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The master stumpage agreement provides that Wells Timberland REIT will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco plus a portion of the gross proceeds received from MeadWestvaco under the fiber supply agreement. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide Wells Timberland REIT with a reliable customer for the wood products from the Mahrt Timberland.

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

6.    Redemptions of Preferred Stock

During the three months ended March 31, 2012, Wells Timberland REIT redeemed 259 shares of Series A preferred stock and 97 shares of Series B preferred stock for an aggregate redemption price of approximately $0.5 million, consisting of approximately $0.4 million in original issue price and approximately $0.1 million in accrued dividends. Approximately 27,585 and 9,807 shares of Series A preferred stock and Series B preferred stock, respectively, remained outstanding as of March 31, 2012, with accrued but unpaid dividends of approximately $10.9 million included in preferred stock in the accompanying consolidated statements of stockholders’ equity.

7.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Write-off of due to affiliates	$27,315,249	$—
Dividends accrued on preferred stock	$93,041	$914,395
Discounts applied to issuance of common stock	$43,761	$67,031
Issuance of stock dividends	$61	$1,291,967
Stock dividends payable to stockholders – additional paid-in capital	$—	$4,484
Stock dividends payable to stockholders – par value	$—	$5

8.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO, a wholly owned subsidiary of Wells Capital. On April 1, 2011, the board of directors of Wells Timberland REIT approved an amendment to the Advisory Agreement (the “Advisory Agreement Amendment No. 1”), which amended certain provisions related to fees and expense reimbursements. Prior to April 1, 2011, Wells TIMO was entitled to the following fees and reimbursements pursuant to the Advisory Agreement:

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

Beginning April 1, 2011, pursuant to Advisory Agreement Amendment No. 1, the amount of fees and expense reimbursements would be limited to the least of: (1) the amounts noted above pursuant to the Advisory Agreement, (2) 1.5% of assets under management, as defined by Advisory Agreement Amendment No. 1, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Free cash flow is defined as EBITDA (as defined in the Amended Mahrt Loan Agreement), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT’s outstanding preferred stock), less any cash proceeds generated from dispositions of timberlands or lease terminations equal to the cost basis of the properties sold or the timber on terminated leases (the “Cost Basis”). The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement, as amended, remain unchanged. No payments will be permitted under the Advisory Agreement, as amended, if they would cause a default under the Amended Mahrt Loan Agreement.

On March 16, 2012, Wells Timberland REIT entered into Advisory Agreement Amendment No. 2 to amend certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2 provides that as of and for each quarter, the asset management fee payable to Wells TIMO will be limited to the lesser of one-fourth of (i) 1.0% of assets under management, as defined therein, and (ii) free cash flow, which was modified to include the Cost Basis, for the four quarters then ended in excess of an amount equal to 1.25 multiplied by Wells Timberland REIT’s interest expense. Advisory Agreement Amendment No. 2 became effective on April 1, 2012 and superseded Advisory Agreement Amendment No. 1 entered into on April 1, 2011.

The Advisory Agreement, as amended (the “Amended Advisory Agreement”) is effective through July 10, 2012, and may be renewed for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Amended Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Amended Advisory Agreement, it will pay Wells TIMO all earned but unpaid fees. In addition, if the Amended Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2011.

Under the terms of the Amended Advisory Agreement, Wells Timberland REIT was required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. As of March 31, 2012, Wells Timberland REIT had incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $1.5 million related to the Follow-On Offering, the sum of which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of December 31, 2011, approximately $2.2 million of organization and offering costs incurred by Wells Timberland REIT and due to Wells TIMO had been deferred by the terms of the Amended Mahrt Loan Agreement. On January 27, 2012, Wells TIMO forgave the deferred organization and offering expenses. After adjusting for this write-off, organization and offering costs represents approximately 0.5% of cumulative gross proceeds raised under the Public Offerings. Upon the expiration of Wells Timberland REIT’s Follow-On Offering on December 31, 2011, approximately $6.4 million of organization and offering expenses related to the Follow-On Offering that had not been incurred and charged to additional paid-in capital by Wells Timberland REIT was expensed by Wells TIMO and is not subject to reimbursement by Wells Timberland REIT.

On January 20, 2012, Wells Timberland REIT entered into an agreement with Wells TIMO to forgive approximately $25.1 million of accrued but unpaid asset management fees and expense reimbursements that were previously deferred due to restrictions under our loan agreements. Due to the related-party nature of these transactions, this amount, along with the organizational and offering costs forgiven by Wells TIMO on January 27, 2012, were recorded as additional paid-in capital during the three months ended March 31, 2012.

Dealer-Manager Agreement

Wells Timberland REIT had executed a dealer-manager agreement (the “Dealer-Manager Agreement”), whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital, performed the dealer-manager function for Wells Timberland REIT’s Public Offerings. For these services, WIS earned a commission of up to 7.0% of the gross offering proceeds from the sale of Wells Timberland REIT’s shares, of which substantially all was re-allowed to participating broker/dealers. Wells Timberland REIT pays no commissions on shares issued under its DRP.

Additionally, WIS earned a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. A portion of the dealer-manager fee was re-allowed to participating broker-dealers. Dealer-manager fees applied to the sale of shares in the primary offering only and do not apply to the sale of shares under Wells Timberland REIT’s DRP.

Structuring Agent Agreement

Wells Timberland REIT is party to a structuring agent agreement (the “Structuring Agent Agreement”) whereby Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”) served as the structuring agent in connection with the 2010 German Offering. Wells Timberland REIT paid a structuring agent fee to Wells Germany of $0.20 per share sold under the 2010 German Offering. The Structuring Agent Agreement expired upon the conclusion of the 2010 German Offering, provided, however, that with respect to the ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a Liquidity Event or (ii) December 31, 2018.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Advisor fees and expense reimbursements	$745,242	$1,639,155
Commissions(1)(2)	246,546	664,765
Dealer-manager fees(1)	71,057	183,831
Other offering costs(1)	48,752	124,264
Total	$1,111,597	$2,612,015

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions was re-allowed to participating broker-dealers through March 31, 2012.

Prior to April 1, 2011, fees and reimbursements incurred pursuant to the Advisory Agreement were classified as related-party asset management fees and general and administrative expenses in the consolidated statements of operations. Subsequent to April 1, 2011, fees incurred pursuant to Advisory Agreement Amendment No. 1 were classified as advisor fees and expense reimbursements in the consolidated statements of operations since the amounts are not necessarily based on assets under management or reimbursable operating expenses. Prior period amounts, as reported, have been reclassified to conform to current period presentation to ensure consistency and comparability.

Advisor fees and expense reimbursements of approximately $0.7 million for the three months ended March 31, 2012 was determined by the free cash flow calculation pursuant to Advisory Agreement Amendment No. 1.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Advisor fees and expense reimbursements due to Wells TIMO (1)	$745,242	$25,504,045
Other offering cost reimbursements due to Wells TIMO (2)	—	2,258,696
Operating expense reimbursements due to Wells TIMO (1)	—	1,067,691
Commissions on stock sales and related dealer-manager fees due to WIS	—	130,141
Total	$745,242	$28,960,573
(1) On January 20, 2012, we entered into an agreement with Wells TIMO whereby Wells TIMO forgave approximately $25.1 million of accrued but unpaid asset management fees and reimbursements that were previously deferred due to restrictions under our loan agreements. Due to the related-party nature of this transaction, this amount was recorded as additional paid-in capital during the first quarter of 2012.
(2) On January 27, 2012, approximately $2.2 million of other offering cost due to Wells TIMO was forgiven. Due to the related-party nature of this transaction, this amount was recorded as additional paid-in capital during the first quarter of 2012.

Conflicts of Interest

As of March 31, 2012, Wells TIMO had nine employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Amended Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Amended Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

Additionally, two of the members of Wells Timberland REIT’s board of directors also serves on the board of another REIT sponsored by Wells Capital and, accordingly, may encounter certain conflicts of interest regarding investment and operational decisions.

Operational Dependency

Wells Timberland REIT engaged Wells TIMO and WIS to provide certain services essential to Wells Timberland REIT, including asset management services, supervision of the management of properties owned by Wells Timberland REIT, asset acquisition and disposition services, the sale of shares of Wells Timberland REIT’s common stock, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. Wells TIMO and WIS are dependent on Wells Capital to provide certain services that are essential to their operations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells Timberland REIT's operations are dependent upon Wells Capital, Wells TIMO, and WIS.

Wells Capital, Wells TIMO, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“Wells REF”). The operations of Wells Capital, Wells TIMO, WIS, and Wells Management Company, Inc. (“Wells Management”) represent substantially all of the business of Wells REF. Accordingly, Wells Timberland REIT focuses on the financial condition of Wells REF when assessing the financial condition of Wells Capital, Wells TIMO, and WIS. In the event that Wells REF were to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of March 31, 2012, Wells Timberland REIT had no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between Wells REF, or its affiliates, and Wells Timberland REIT, or other Wells REF-sponsored programs, could impact Wells REF's future net income and future access to liquidity and capital resources.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We engage in the acquisition and ownership of timberland properties located in the timber-producing regions of the southeastern United States. As of March 31, 2012, we owned interests in approximately 298,200 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. We generate a majority of our revenues by selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland and leasing land-use rights to third parties. A substantial portion of our timber sales are derived from the MeadWestvaco Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the MeadWestvaco Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital. We have elected to be taxed as a REIT for federal income tax purposes.

We began receiving investor proceeds from the sale of our common stock under our Initial Public Offering in May 2007. On July 11, 2007, we raised our minimum offering of $2.0 million, and thus commenced operations. We began acquiring timber assets in October 2007. On August 11, 2009, we terminated our Initial Public Offering and began receiving investor proceeds from the sale or our common stock under our Follow-On Offering on August 12, 2009. We stopped offering our common stock for sale under our Follow-on Offering on December 31, 2011. Our 2010 German Offering commenced in March 2010 and expired in August 2011. The Public Offerings and the 2010 German Offering are collectively referred to as the Offerings within this Quarterly Report.

As of March 31, 2012, we had raised gross offering proceeds of approximately $298.7 million through the issuance of our common stock in our Public Offerings, approximately $8.5 million through the issuance of our common stock in the 2010 German Offering, and approximately $43.6 million through the issuance of our preferred stock to Wells REF.

On March 24, 2010, we entered into the Mahrt Loan. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the senior loan and the mezzanine loan, which were obtained in connection with the acquisition of the Mahrt Timberland, and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on LIBOR plus a margin of 2.5% to 4.0% that varies based on the LTV Ratio at the time of determination. On June 10, 2011, we entered into the Mahrt Credit Facility, which allows us to borrow up to $15.0 million, subject to availability. The Mahrt Credit Facility bears interest at an adjustable rate based on either the prime rate, as defined, or one-, two-, or three-month LIBOR plus a range of 1.5% to 4.0% depending on the type of loan and our then-current LTV Ratio. As of March 31, 2012, no amounts had been borrowed under the Mahrt Credit Facility. The Mahrt Debt may be voluntarily prepaid at any time.

On March 16, 2012, we entered into Advisory Agreement Amendment No. 2 to amend certain provisions of the Advisory Agreement related to fees and expense reimbursements. Advisory Agreement Amendment No. 2 provides that as of and for each quarter, the asset management fee payable to Wells TIMO will be limited to the lesser of one-fourth of (i) 1.0% of assets under management, as defined therein, and (2) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by our interest expense. Free cash flow is defined as EBITDA (as defined in the Mahrt Loan agreement), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock). Advisory Agreement Amendment No. 2, which was effective April 1, 2012, superseded a previous amendment to our Advisory Agreement entered into on April 1, 2011, referred to herein as Advisory Agreement Amendment No. 1, which provided that, as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO were limited to the least of: (1) the amounts currently payable under the Advisory Agreement, (2) one-fourth of 1.5% of assets under management, as defined by the amended Advisory Agreement, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by our interest expense. Free cash flow under Advisory Agreement No. 1 excluded the Cost Basis. The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement remain unchanged. No payments will be permitted under the amended Advisory Agreement if they would cause a default under the Mahrt Loan.

Our operating strategy entails funding expenditures related to the recurring operations of the Mahrt Timberland, including interest on outstanding indebtedness and certain capital expenditures (excluding timberland acquisitions), with operating cash flows; assessing the amount of operating cash flows that will be required for redemptions of common stock and additional timberland acquisitions; and distributing residual operating cash flows, if any, to our stockholders. Our most significant risks and challenges include our ability to raise a sufficient amount of capital that will allow us to repay or refinance the Mahrt Debt and to further grow and diversify our portfolio of timber assets. To the extent that significant capital is not raised, we may not be able to repay the Mahrt Debt or achieve sufficient economies of scale and diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2012, we raised proceeds under our Offerings, net of commissions, fees, expenses, and redemptions of common stock, of approximately $3.4 million, the majority of which was set aside as working capital. As of April 30, 2012, the outstanding principal balance on the Mahrt Debt was approximately $122.0 million, same as the balance as of March 31, 2012. We intend to maintain amounts outstanding on the Mahrt Loan in order to have more funds available for working capital and investment in timberland properties. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Debt will be due and payable in full. As of April 30, 2012, we had met all other debt reduction requirements of the Mahrt Debt.

All of the proceeds raised under our Offerings, net of fees and expenses, and net cash flows generated from our operations were required to be used to service the Mahrt Loan until obtainment of certain financial measures, including an LTV Ratio of less than 40%. We reduced our LTV Ratio to below 40% in April 2011. The Mahrt Debt also requires mandatory prepayment from proceeds generated from the sale or other dispositions of the Mahrt Timberland and lease terminations, excluding (1) the first $4.0 million of cost basis of timberland dispositions in any fiscal year if (a) the LTV Ratio calculated on a pro forma basis after giving effect to such disposition, does not exceed 40%, and (b) such cost basis is used as permitted under the Mahrt Loan agreement; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the Mahrt Debt exceed $5.0 million.

Prior to our obtaining certain financial measures, the Mahrt Debt prohibited us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. So long as our LTV Ratio remains below 40% and we maintain a minimum fixed-charge coverage ratio, as defined, of 1.05:1:00, we have the ability to declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from operating cash flows on a discretionary basis. The amount of distributions that we may pay to our common stockholders will be determined by our board of directors and is dependent upon a number of factors, including, but not limited to, our financial condition, our capital requirements, our expectations of future sources of liquidity, current and future economic conditions and market demand for timber and timberlands, and tax considerations.

In January 2012, we entered into agreements with Wells TIMO whereby Wells TIMO forgave approximately $27.3 million of accrued but unpaid fees and expense reimbursements that were previously deferred due to restrictions under our loan agreements. The capital retained as a result of this forgiveness is expected to be used to support our recurring operations, including operating expenses, interest expense on outstanding indebtedness, and certain capital expenditures; the repayment of debt; and redemptions of our common stock under our SRP.

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

Short-Term Liquidity and Capital Resources

During the three months ended March 31, 2012, net cash provided by investing activities was approximately $3.7 million, which was comprised of approximately $4.1 million released from lender-required escrow deposits, offset by approximately $0.4 million invested in timber, timberland, and related assets. We expect to utilize the residual cash balance of approximately $11.3 million as of March 31, 2012 to satisfy current liabilities.

Net cash used in operating activities for the three months ended March 31, 2012 was approximately $2.0 million, which was primarily comprised of payments for operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses in excess of net cash receipts from timber sales and recreational leases. During the first quarter of 2012, we paid approximately $1.5 million of advisor fees and expense reimbursements related to the fourth quarter of 2011. No advisor payment was made during the three months ended March 31, 2011. We expect to generate positive cash flows from operating activities for the full year of 2012 and intend to use the majority of it, after payments of operating expenses and interest expense, to fund certain capital expenditures and redemptions of our common stock under our SRP.

Net cash provided by financing activities for the three months ended
 March 31, 2012 was approximately $2.8 million. During the
three months ended March 31, 2012, we accepted proceeds from the sale of common stock under our Follow-On Offering, net of commissions and fees, of approximately $3.5 million, which sales were agreed to by the investor on or before the effective close date for the primary offering of December 31, 2011. We used $0.5 million to redeem 356 shares of our preferred stock and related accrued dividends and approximately $0.3 million to fund redemptions of common stock under our SRP.

The Amended Mahrt Loan Agreement contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times;

•	limits our LTV Ratio, as defined, to 45%; and

•
requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Debt during any time the LTV Ratio is 30% or greater. Once the LTV Ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Debt.

As of March 31, 2012, we were in compliance and expect to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from strategic property sales, and proceeds from secured or unsecured financings from banks and other lenders. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, redemptions of common and preferred stock, and distributions. We believe that we will be able to refinance any outstanding principal balance of the Mahrt Loan before it becomes due on March 24, 2015.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a substantial portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberland. Any remaining cash generated from operations may be used to partially fund timberland acquisitions, redeem common and preferred stock and, finally, pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and distributions, if any, are anticipated to be lower as well. Lower distributions may reduce the amount of proceeds raised through the DRP, which would limit the number of shares that we may redeem through our SRP. Proceeds generated from future debt financings may be used to fund capital expenditures, to pay down existing and future borrowings, and to redeem preferred stock.

Our charter precludes us from incurring debt in excess of 200% of our net assets. As of March 31, 2012, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 42%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations. As a result, we are not able to anticipate with any degree of certainty what our debt-to-net-assets ratio will be in the near future.

Contractual Obligations and Commitments

As of March 31, 2012, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$122,025,672	$—	$—	$122,025,672	$—
Estimated interest on debt obligations(1)	10,955,710	3,251,021	6,931,012	773,677	—
Operating lease obligations	14,158,760	1,417,958	2,978,124	2,580,409	7,182,269
Due to affiliates	745,242	745,242	—	—	—
Total	$147,885,384	$5,414,221	$9,909,136	$125,379,758	$7,182,269

(1)
Interest obligations are measured at the contractual rate for variable-rate debt, or at the effectively-fixed rate for variable rate debt with interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swap.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for the Mahrt Timberland for the three months ended March 31, 2012 and 2011 is shown in the following table:

	Three Months Ended March 31,		Change
	2012	2011	%
Timber sales volume (tons)
Pine pulpwood	107,955	187,249	(42.3)%
Pine sawtimber	38,615	40,171	(3.9)%
Chip-n-saw	32,134	33,787	(4.9)%
Hardwood pulpwood	24,181	25,352	(4.6)%
Hardwood sawtimber	20,395	12,894	58.2%
	223,280	299,453	(25.4)%
Net timber sales price (per ton)(1)
Pine pulpwood	$10.58	$10.24	3.3%
Pine sawtimber	$23.27	$25.02	(7.0)%
Chip-n-saw	$17.83	$17.80	0.2%
Hardwood pulpwood	$6.43	$8.70	(26.1)%
Hardwood sawtimber	$20.88	$19.69	6.0%

(1)
Prices per ton are shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011.

Comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2012

Revenue. Revenues decreased from approximately $9.4 million for the three months ended March 31, 2011 to approximately $7.9 million for the three months ended March 31, 2012 due to a decrease in revenue from timber sales of approximately $1.5 million. Timber sales revenue decreased primarily due to planned reductions in harvest volumes.

Details of timber sales by product for the three months ended March 31, 2012 and 2011 is shown in the following table:

	For the Three Months Ended March 31,	Changes attributable to:		For the Three Months Ended March 31,
	2011	Price	Volume	2012
Timber sales(1)
Pine pulpwood	$4,804,046	$44,548	$(1,710,056)	$3,138,538
Pine sawtimber	$1,672,461	$(60,963)	$(39,047)	$1,572,451
Chip-n-saw	$1,175,025	$(1,258)	$(56,119)	$1,117,648
Hardwood pulpwood	$698,918	$(24,374)	$(32,006)	$642,538
Hardwood sawtimber	$343,984	$107,060	$300,008	$751,052
	$8,694,434	$65,013	$(1,537,220)	$7,222,227

(1)	Timber sales are presented on a gross basis.

Future quarterly revenue in 2012 from timber sales related to the Mahrt Timberland is expected to remain comparable to the first quarter based on planned harvest volumes and relative stable prices.

Operating expenses. Contract logging and hauling costs decreased from approximately $4.7 million for the three months ended March 31, 2011 to approximately $4.0 million for the three months ended March 31, 2012 as a result of a decrease of approximately 18% in delivered wood volume, offset by an increase in logging rates of approximately 4% due to higher fuel costs. Depletion expense decreased approximately 8% from approximately $3.2 million for the first quarter of 2011 to approximately $3.0 million for the same period in 2012 primarily due to an approximately 25%

decrease in total harvest volumes, offset by a higher blended depletion rate. Our blended depletion rate was higher in the first quarter of 2012 due to an increase in harvests on leased tracts as a percentage of our total harvest; timber from leased tracts carries significantly higher depletion rates than timber on fee simple tracts. Forestry management fees decreased from approximately $0.7 million for the three months ended March 31, 2011 to approximately $0.6 million for the three months ended March 31, 2012 primarily due to a decrease in incentive fees under the timberland operating agreement with FRC, which are based on net revenue, as defined.

Prior to the acquisition of additional timber assets, contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes, while forestry management expense, land rent expense, and other operating expenses are expected to remain relatively stable.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements decreased approximately $0.9 million from approximately $1.6 million for the three months ended March 31, 2011 to approximately $0.7 million for the three months ended March 31, 2012 due to Advisory Agreement Amendment No. 1 that limited the amounts of advisor fees and expense reimbursements to the least of (1) the amounts owed under the Advisory Agreement; (2) 1.5% of assets under management, as defined, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. In the first quarter of 2011, advisor fees and expense reimbursements were determined under the Advisory Agreement and represented one-quarter of 1% of assets under management plus actual expense reimbursements. Prior to the acquisition of additional timber assets, advisor fees and expense reimbursements are expected to directly correlate to the amount of free cash flow in excess of interest on our outstanding debt.

General and administrative expenses. General and administrative expenses decreased from approximately $0.7 million for the quarter ended March 31, 2011 to approximately $0.6 million for the quarter ended March 31, 2012 due to a decrease in legal expense. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased from approximately $1.6 million for the three months ended March 31, 2011 to approximately $1.0 million for the three months ended March 31, 2012 as a result of lower principal balances outstanding on our debt facility and a lower weighted-average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of cash from operations, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Net loss. Our net loss decreased from approximately $4.5 million for the three months ended March 31, 2011 to approximately $3.3 million for the three months ended March 31, 2012, primarily as a result of an approximately $0.6 million decrease in operating loss and an approximately $0.7 million decrease in interest expense. We sustained a net loss for the three months ended March 31, 2012 primarily as a result of incurring an operating loss of approximately $2.2 million and incurring interest expense and loss on our interest rate swap of approximately $1.1 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We leveraged the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the three months ended March 31, 2012 and 2011 was $0.11 and $0.20, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expenses based on our level of current and future borrowings.

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

For the three months ended March 31, 2012, Adjusted EBITDA was approximately $0.9 million, an approximately $0.4 million increase from the three months ended March 31, 2011, primarily due to decreases in advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses, offset by a decrease in net revenue from timber sales.

Our reconciliation of net loss to Adjusted EBITDA for the three months ended
March 31, 2012 and 2011 follows:

	Three Months Ended March 31,
	2012	2011
Net loss	$(3,254,067)	$(4,473,926)
Add:
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(195,664)	(215,014)
Interest expense (1)	1,142,870	1,765,042
Depletion	2,980,277	3,223,660
Amortization (1)	184,932	163,533
Adjusted EBITDA	$858,348	$463,295

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

On March 20, 2012, the court granted the defendants leave to file a motion for summary judgment. On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment. The defendants’ motion for summary judgment is currently pending before the court.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, Note 5, and Note 8 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Agreements;

•	FRC Timberland Operating Agreement;

•	Advisory Agreement, as amended;

•	Dealer-Manager Agreement; and

•	Structuring Agent Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

As of March 31, 2012, we had approximately $122.0 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the LTV Ratio at the time of determination. As of March 31, 2012, the weighted-average interest rate of the Mahrt Loan, after consideration of the interest rate swap, was 3.61%.

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

Approximately $57.5 million of our total debt outstanding as of March 31, 2012 is subject to a fixed rate when coupled with the interest rate swap. As of March 31, 2012, this balance incurred interest expense at an average rate of 4.585%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of March 31, 2012, after consideration of the interest rate swap, approximately $64.5 million of our total debt outstanding is subject to a variable interest rate. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $0.6 million per year. The amount outstanding on our variable-rate debt facility in the future will be largely dependent upon the level of cash from operations and investor proceeds raised under our DRP, if any, and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the Mahrt Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.
(c)During the quarter ended March 31, 2012, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	15,738	$9.53	15,738	(1)
February 2012	14,836	$9.53	14,836	(1)
March 2012	1,572	$9.54	1,572	(1)

(1)
Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010. Our share redemption plan, as amended, limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mahrt Debt prohibit us from making redemptions, other than upon the death or qualifying disability of a stockholder, during any period in which the LTV ratio exceeds 40% (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that, during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. Our board of directors may amend, suspend, or terminate the share redemption plan upon 30 days notice. Our board of directors has approved a monthly, noncumulative reserve of $150,000 for death or qualifying disability redemptions of common stock. As of March 31, 2012, all qualified shares tendered for redemption had been redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2012, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS TIMBERLAND REIT, INC. (Registrant)

Date:	May 7, 2012	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2012 FORM 10-Q OF
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

4.1
Second Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 19, 2012 (the “2011 Form 10-K”))

10.1
Due to Affiliates Discharge Agreement by and between Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, LP, and Wells Timberland Management Organization, LLC dated January 20, 2012 (incorporated by reference to Exhibit 10.36 to the 2011 Form 10-K)

10.2
Amendment No. 2 to the Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P. and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.3 to the 2011 Form 10-K)

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