Form 10-Q
period 2012-06-30
Wells Timberland REIT, Inc.
filed 2012-08-07
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-53193
WELLS TIMBERLAND REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s only
class of common stock, as of July 31, 2012: 31,818,034 shares

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2011. Wells Timberland REIT’s results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$18,311,104	$6,848,973
Restricted cash and cash equivalents	2,599,924	6,762,246
Accounts receivable	823,831	644,622
Prepaid expenses and other assets	327,769	499,188
Deferred financing costs, less accumulated amortization of $1,068,678 and $809,158 as of June 30, 2012 and December 31, 2011, respectively	1,413,030	1,672,550
Timber assets, at cost:
Timber and timberlands, net (Note 3)	316,538,821	328,561,850
Intangible lease assets, less accumulated amortization of $786,896 and $703,675 as of June 30, 2012 and December 31, 2011, respectively	249,957	333,178
Total assets	$340,264,436	$345,322,607

Liabilities:
Accounts payable and accrued expenses	$1,566,652	$1,918,281
Due to affiliates (Note 7)	1,648,503	28,960,573
Other liabilities	2,527,340	2,609,809
Note payable and line of credit (Note 4)	118,397,219	122,025,672
Total liabilities	124,139,714	155,514,335
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 27,585 and 27,844 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	36,337,385	36,539,548
Series B preferred stock, $1,000 liquidation preference; 9,807 and 9,904 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	12,074,689	12,145,951
Common stock, $0.01 par value; 900,000,000 shares authorized; 31,819,187 and 31,465,274 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	318,192	314,653
Additional paid-in capital	301,733,441	271,428,671
Accumulated deficit and distributions	(134,338,985)	(130,620,551)
Total stockholders’ equity	216,124,722	189,808,272
Total liabilities and stockholders’ equity	$340,264,436	$345,322,607
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Timber sales	$7,062,469	$9,153,844	$14,284,696	$17,848,278
Timberland sales	10,552,180	1,021,200	10,552,180	1,021,200
Other revenues	677,644	688,413	1,341,281	1,370,788
	18,292,293	10,863,457	26,178,157	20,240,266
Expenses:
Contract logging and hauling costs	3,849,424	5,299,559	7,846,384	9,961,306
Depletion	2,494,011	2,857,962	5,474,288	6,081,622
Cost of timberland sales	7,567,615	712,307	7,567,615	712,307
Advisor fees and expense reimbursements	1,648,503	204,803	2,393,745	1,843,958
Forestry management fees	570,297	687,776	1,143,079	1,376,982
General and administrative expenses	572,510	514,989	1,127,515	1,226,836
Land rent expense	498,419	588,338	1,013,297	1,123,438
Other operating expenses	568,410	629,618	1,266,358	1,360,351
	17,769,189	11,495,352	27,832,281	23,686,800
Operating income (loss)	523,104	(631,895)	(1,654,124)	(3,446,534)
Other income (expense):
Interest income	182	617	309	1,754
Interest expense	(975,420)	(1,390,015)	(1,961,393)	(3,039,699)
Loss on interest rate swap	(12,172)	(325,651)	(103,165)	(336,391)
	(987,410)	(1,715,049)	(2,064,249)	(3,374,336)
Net loss	(464,306)	(2,346,944)	(3,718,373)	(6,820,870)
Dividends to preferred stockholders	(92,970)	(446,836)	(186,011)	(1,361,231)
Net loss available to common stockholders	$(557,276)	$(2,793,780)	$(3,904,384)	$(8,182,101)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.02)	$(0.10)	$(0.12)	$(0.30)
Weighted-average common shares outstanding—basic and diluted	31,884,699	27,746,506	31,869,820	27,172,684
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	31,465,274	$314,653	37,748	$48,685,499	$271,428,671	$(130,620,551)	$189,808,272
Issuance of common stock	408,980	4,090	—	—	4,110,711	(61)	4,114,740
Redemptions of common stock	(55,067)	(551)	—	—	(525,063)	—	(525,614)
Dividends on preferred stock	—	—	—	186,011	(186,011)	—	—
Redemptions of preferred stock	—	—	(356)	(459,436)	—	—	(459,436)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(361,364)	—	(361,364)
Other offering costs	—	—	—	—	(48,752)	—	(48,752)
Write-off of due to affiliates	—	—	—	—	27,315,249	—	27,315,249
Net loss	—	—	—	—	—	(3,718,373)	(3,718,373)
Balance, June 30, 2012	31,819,187	$318,192	37,392	$48,412,074	$301,733,441	$(134,338,985)	$216,124,722

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	25,498,717	$254,988	43,628	$54,648,732	$219,082,323	$(113,326,358)	$160,659,685
Issuance of common stock	2,354,797	23,548	—	—	23,532,756	—	23,556,304
Issuance of stock dividends	264,610	2,646	—	—	2,655,523	(2,658,184)	(15)
Redemptions of common stock	(40,165)	(402)	—	—	(388,599)	—	(389,001)
Dividends on preferred stock	—	—	—	1,361,231	(1,361,231)	—	—
Redemptions of preferred stock	—	—	(2,781)	(3,531,792)	—	—	(3,531,792)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(2,070,679)	—	(2,070,679)
Other offering costs	—	—	—	—	(280,232)	—	(280,232)
Net loss	—	—	—	—	—	(6,820,870)	(6,820,870)
Balance, June 30, 2011	28,077,959	$280,780	40,847	$52,478,171	$241,169,861	$(122,805,412)	$171,123,400
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(3,718,373)	$(6,820,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	5,474,288	6,081,622
Unrealized gain on interest rate swaps	(451,716)	(111,434)
Other amortization	111,176	107,227
Stock-based compensation expense	8,333	8,333
Noncash interest expense	259,520	223,127
Basis of timberland sold	6,962,273	628,229
Changes in assets and liabilities:
Increase in accounts receivable	(179,209)	(143,420)
Decrease in prepaid expenses and other assets	181,430	301,663
Decrease in accounts payable and accrued expenses	(351,629)	(788,514)
Increase in due to affiliates	168,307	1,828,448
Increase in other liabilities	369,247	1,062,140
Net cash provided by operating activities	8,833,647	2,376,551

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(451,498)	(324,090)
Funds released from escrow accounts	4,162,322	3,366,056
Net cash provided by investing activities	3,710,824	3,041,966

Cash Flows from Financing Activities:
Financing costs paid	—	(168,380)
Repayments of Mahrt loan	(3,628,453)	(24,767,554)
Issuance of common stock	4,062,646	23,352,636
Redemptions of common stock	(525,614)	(389,001)
Redemptions of preferred stock	(356,000)	(2,781,000)
Dividends paid on preferred stock redeemed	(103,436)	(750,792)
Commissions on stock sales and related dealer-manager fees paid	(447,744)	(1,901,813)
Other offering costs paid	(83,739)	(284,408)
Placement and structuring agent fees paid	—	(93,264)
Net cash used in financing activities	(1,082,340)	(7,783,576)
Net increase (decrease) in cash and cash equivalents	11,462,131	(2,365,059)
Cash and cash equivalents, beginning of period	6,848,973	8,788,967
Cash and cash equivalents, end of period	$18,311,104	$6,423,908
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (unaudited)

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

As of June 30, 2012, Wells Timberland REIT owned approximately 216,600 acres of timberland and held long-term leasehold interests in approximately 72,700 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use (“HBU”) timberland, and leasing land-use rights to third parties.

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

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”, and together with the Initial Public Offering, the “Public Offerings”) of up to 220.9 million shares of common stock, of which 200.0 million shares were offered in a primary offering for $10.00 per share and 20.9 million shares of common stock were reserved for issuance through Wells Timberland REIT’s DRP for $9.55 per share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act. Effective December 31, 2011, Wells Timberland REIT ceased offering shares for sale under the Follow-On Offering. From January 1, 2012 to February 13, 2012, Wells Timberland REIT accepted $4.1 million of additional gross offering proceeds from the sale of approximately 0.4 million additional shares under the Follow-On Offering, which sales were agreed to by the investor on or before December 31, 2011. On March 15, 2012, Wells Timberland REIT withdrew from registration the unsold primary offering shares. Wells Timberland REIT raised gross offering proceeds of approximately $123.8 million from the sale of approximately 12.5 million shares under the Follow-On Offering.

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

Wells Timberland REIT raised gross offering proceeds from the sale of common stock under the Public Offerings and the 2010 German Offering of approximately $307.2 million. After deductions for payments of selling commissions and dealer-manager fees of approximately $24.7 million, other organization and offering expenses of approximately $1.4 million, approximately $0.4 million in placement and structuring agent fees, and common stock redemptions of approximately $2.6 million under the share redemption plan (“SRP”), Wells Timberland REIT had received aggregate net offering proceeds of approximately $278.1 million, which was used to partially fund the Mahrt Timberland acquisition, service acquisition-related debt, redeem shares of its preferred stock, and fund accrued dividends on redeemed shares of preferred stock.

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

Interest Rate Swaps

Wells Timberland REIT has entered into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments (see Note 4). Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges will be recorded as other comprehensive income or loss in a consolidated statement of other comprehensive income. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swap in the accompanying consolidated statements of operations.

Amounts received or paid under interest rate swaps are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swap for contracts that do not qualify for hedge accounting treatment.

As of June 30, 2012 and December 31, 2011, Wells Timberland REIT recognized the fair value of an interest rate swap that does not qualify for hedge accounting treatment of approximately $0.5 million and $1.0 million, respectively, in other liabilities. The detail of loss on the interest rate swap, which was recorded in the accompanying consolidated statements of operations, is provided below for the three months and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Noncash gain (loss) on interest rate swap	$256,052	$(103,580)	$451,716	$111,434
Net payments on interest rate swap	(268,224)	(222,071)	(554,881)	(447,825)
Loss on interest rate swap	$(12,172)	$(325,651)	$(103,165)	$(336,391)

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

Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expense or benefit is recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

No provision for federal income taxes has been made in the accompanying consolidated financial statements, other than the provision relating to Wells Timberland TRS, as Wells Timberland REIT did not generate taxable income for the periods presented. Wells Timberland REIT is subject to certain state and local taxes related to its operations in certain locations, which have been provided for in the accompanying consolidated financial statements.

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

Wells Timberland REIT applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swap at fair value and to estimations of fair value of its debt instruments based on Level 2 assumptions. The fair values of the interest rate swap were determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of Wells Timberland REIT's credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value and recorded in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$524,961	$—	$524,961	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$976,677	$—	$976,677	$—

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

3.	Timber and Timberlands

As of June 30, 2012 and December 31, 2011, timber and timberlands consisted of the following, respectively:

	As of June 30, 2012
	Gross	Accumulated Depletion or Amortization	Net
Timber	$161,467,625	$5,474,288	$155,993,337
Timberlands	160,294,227	—	160,294,227
Mainline roads	396,875	145,618	251,257
Timber and timberlands	$322,158,727	$5,619,906	$316,538,821

	As of December 31, 2011
	Gross	Accumulated Depletion or Amortization	Net
Timber	$175,512,118	$11,759,282	$163,752,836
Timberlands	164,550,798	—	164,550,798
Mainline roads	376,406	118,190	258,216
Timber and timberlands	$340,439,322	$11,877,472	$328,561,850

During the three months ended June 30, 2012 and 2011, Wells Timberland REIT sold approximately 5,800 acres and 550 acres, respectively, of HBU timberland for approximately $10.6 million and $1.0 million, respectively. Wells Timberland REIT did not sell any HBU timberland during the first quarter of 2012 and 2011.

4.	Note Payable and Line of Credit

Note Payable

Wells Timberland REIT entered into a five-year senior loan agreement for $211.0 million (the “Mahrt Loan”) with CoBank, ACB (“CoBank”) and Wells Fargo Securities, LLC serving as co-lead lenders on March 24, 2010. The Mahrt Loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin of 2.5% to 4.0% that varies based upon the loan-to-collateral value ratio at the time of determination. The loan-to-collateral-value ratio

(the “LTV Ratio”) is defined as the ratio, expressed as a percentage, of (a) the outstanding principal amount of all loans outstanding under a second amendment to the Mahrt Loan agreement as of the measurement date, less certain amounts permitted to be set aside under the terms of the Mahrt Loan agreement, as amended, for working capital and other purposes and any cash balances accumulated to fund distributions or future acquisitions, to (b) the value of the timberland assets, as determined in accordance with the Mahrt Loan agreement, as amended. The Mahrt Loan may be voluntarily prepaid at any time. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Loan will be due and payable in full.

Line of Credit

Wells Timberland REIT entered into a $15.0 million secured revolving credit facility (the “Mahrt Credit Facility”) with three of the Mahrt Loan lenders (the “Lenders”) pursuant to a second amendment to the Mahrt Loan agreement on June 10, 2011. Under the Mahrt Credit Facility, Wells Timberland REIT may borrow up to $15.0 million, subject to certain limitations. Loans under the Mahrt Credit Facility can be either a base rate loan or a LIBOR rate loan. Base rate loans bear interest at the higher of (1) the prime rate, or (2) one-month LIBOR plus 1.5%. LIBOR rate loans bear interest at one-, two-, or three-month LIBOR (depending upon the applicable term of the loan) plus a range of 2.5% to 4.0% depending on Wells Timberland REIT’s then-current LTV Ratio. The Mahrt Credit Facility terminates upon the earliest of (1) the occurrence of an event of default under the Mahrt Loan agreement, as amended, (2) the reduction of all amounts permitted to be borrowed under the Mahrt Credit Facility (either by Wells Timberland REIT or by the Lenders), or (3) March 24, 2015. As of June 30, 2012, no amounts had been borrowed under the Mahrt Credit Facility.

Mandatory Prepayments and Loan Covenants

The Mahrt Loan and Mahrt Credit Facility (collectively, the “Mahrt Debt”) is subject to mandatory prepayments from (1) proceeds generated from sales or other dispositions of timber until reduction of the Mahrt Debt to an LTV Ratio of less than 40%, and (2) proceeds generated from dispositions of timberland and lease terminations excluding (a) the first $4.0 million of cost basis of timberland dispositions in any fiscal year if (i) the LTV Ratio calculated on a pro forma basis after giving effect to such disposition, does not exceed 40%, and (ii) such cost basis is used as permitted under the Mahrt Loan agreement; and (b) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the Mahrt Debt exceed $5.0 million. Pursuant to the mandatory prepayment requirement, Wells Timberland REIT paid down the Mahrt Loan by approximately $3.6 million during the second quarter of 2012 with proceeds from timberland sales.

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

Wells Timberland REIT believes it was in compliance as of June 30, 2012 and expects to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended June 30, 2012 and 2011, after consideration of the interest rate swap, Wells Timberland REIT made interest payments of approximately $1.1 million and $1.5 million, respectively, on the Mahrt Loan. During the six months ended June 30, 2012 and 2011, interest payments totaled approximately $2.3 million and $3.3 million.

As of June 30, 2012, the weighted-average interest rate of the Mahrt Loan after consideration of the interest rate swap was 3.52%. As of June 30, 2012 and December 31, 2011, the estimated fair value of Wells Timberland REIT's note payable was approximately $118.4 million and $118.4 million, respectively. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

Litigation

From time to time, Wells Timberland REIT may be a party to legal proceedings that arise in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. Wells Timberland REIT records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells Timberland REIT accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Wells Timberland REIT accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells Timberland REIT discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells Timberland REIT discloses the nature and estimate of the possible loss of the litigation. Wells Timberland REIT does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote.

Wells Timberland REIT is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells Timberland REIT. Wells

Timberland REIT is not aware of any legal proceedings contemplated by governmental authorities.

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012	2011
Write-off of due to affiliates	$27,315,249	$—
Dividends accrued on preferred stock	$186,011	$1,361,231
Discounts applied to issuance of common stock	$43,761	$195,335
Issuance of stock dividends	$61	$2,643,033
Stock dividends payable to stockholders – additional paid-in capital	$—	$15,136
Stock dividends payable to stockholders – par value	$—	$15

7.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO, a wholly owned subsidiary of Wells Capital. On March 16, 2012, the board of directors of Wells Timberland REIT approved a second amendment to the Advisory Agreement (“Advisory Agreement Amendment No. 2”), which amended certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2, which was effective April 1, 2012, provides that for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO will be limited to the lesser of one-fourth of (i) 1.0% of assets under management, and (ii) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by Wells Timberland REIT’s interest expense. Free cash flow is defined as EBITDA (as defined in the Amended Mahrt Loan Agreement), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT's outstanding preferred stock). The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement, as amended, remained unchanged. No payments would be permitted under the Advisory Agreement, as amended, if they would cause a default under the Amended Mahrt Loan Agreement.

On April 1, 2011, the board of directors of Wells Timberland REIT approved an amendment to the Advisory Agreement (the “Advisory Agreement Amendment No. 1”) that limited the amount of fees and expense reimbursements to the least of: (1) the amounts noted below pursuant to the Advisory Agreement, (2) 1.5% of assets under management, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Advisory Agreement Amendment No. 2 superseded Advisory Agreement Amendment No. 1.

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

•
For any property sold by Wells Timberland REIT, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by Wells Timberland REIT’s independent directors), a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by Wells Timberland REIT’s board of directors, including a majority of the independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property.

Effective July 11, 2012, the Advisory Agreement, as amended (the “Amended Advisory Agreement”) was renewed through July 10, 2013, upon terms identical to those in effect through July 10, 2012. The Amended Advisory Agreement may be renewed for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Amended Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Amended Advisory Agreement, it will pay Wells TIMO all earned but unpaid fees. In addition, if the Amended Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2011.

Under the terms of the Amended Advisory Agreement, Wells Timberland REIT was required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. Wells Timberland REIT incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $1.5 million related to the Follow-On Offering, the sum of which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of December 31, 2011, approximately $2.2 million of organization and offering costs incurred by Wells Timberland REIT and due to Wells TIMO had been deferred by the terms of the Amended Mahrt Loan Agreement. On January 27, 2012, Wells TIMO forgave the deferred organization and offering expenses. After adjusting for this write-off, organization and offering costs represents approximately 0.5% of cumulative gross proceeds raised under the Public Offerings. Upon the expiration of Wells Timberland REIT’s Follow-On Offering on December 31, 2011, approximately $6.4 million of organization and offering expenses related to the Follow-On Offering that had not been incurred and charged to additional paid-in capital by Wells Timberland REIT was expensed by Wells TIMO and is not subject to reimbursement by Wells Timberland REIT.

On January 20, 2012, Wells Timberland REIT entered into an agreement with Wells TIMO to forgive approximately $25.1 million of accrued but unpaid asset management fees and expense reimbursements that were previously deferred due to restrictions under our loan agreements. Due to the related-party nature of these transactions, this amount, along with the organizational and offering costs forgiven by Wells TIMO on January 27, 2012, were recorded as additional paid-in capital during the first quarter of 2012.

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

Structuring Agent Agreement

Wells Timberland REIT is party to a structuring agent agreement (the “Structuring Agent Agreement”) whereby Wells Germany GmbH, a limited partnership organized under the laws of Germany (“Wells Germany”), served as the structuring agent in connection with the 2010 German Offering. Wells Timberland REIT paid a structuring agent fee to Wells Germany of $0.20 per share sold under the 2010 German Offering. The Structuring Agent Agreement expired upon the conclusion of the 2010 German Offering, provided, however, that with respect to the ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a liquidity event or (ii) December 31, 2018.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Advisor fees and expense reimbursements	$1,648,503	$204,803	$2,393,745	$1,843,958
Disposition fees	211,044	22,774	211,044	22,774
Commissions(1)(2)	—	802,705	246,546	1,467,470
Dealer-manager fees(1)	—	224,043	71,057	407,874
Other offering costs(1)	—	155,968	48,752	280,232
Total	$1,859,547	$1,410,293	$2,971,144	$4,022,308

(1)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker-dealers through the end of the Public Offerings.

Advisor fees and expense reimbursements of approximately $1.6 million for the three months ended June 30, 2012 were determined based on assets under management, pursuant to Advisory Agreement Amendment No. 2.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Advisor fees and expense reimbursements due to Wells TIMO (1)	$1,648,503	$25,504,045
Other offering cost reimbursements due to Wells TIMO (2)	—	2,258,696
Operating expense reimbursements due to Wells TIMO (1)	—	1,067,691
Commissions on stock sales and related dealer-manager fees due to WIS	—	130,141
Total	$1,648,503	$28,960,573
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

Conflicts of Interest

As of June 30, 2012, Wells TIMO had eight employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Amended Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Amended Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

Three members of Wells Timberland REIT’s board of directors serve on the board of another REIT sponsored by Wells Real Estate Funds, Inc. (“Wells REF”); additionally, one of them also serves on the board of a third REIT sponsored by Wells REF. Accordingly, they may encounter certain conflicts of interest regarding investment and operational decisions.

Operational Dependency

Wells Timberland REIT has engaged Wells TIMO to provide certain services essential to Wells Timberland REIT, including asset management services, supervision of the management of properties owned by Wells Timberland REIT, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. Wells TIMO is dependent on Wells Capital to provide certain services that are essential to their operations. This agreement is terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells Timberland REIT's operations are dependent upon Wells Capital and Wells TIMO.

Wells Capital and Wells TIMO are all owned and controlled by Wells REF. The operations of Wells Capital, Wells TIMO, WIS, and Wells Management Company, Inc. (“Wells Management”) represent substantially all of the business of Wells REF. Accordingly, Wells Timberland REIT focuses on the financial condition of Wells REF when assessing the financial condition of Wells Capital and Wells TIMO. In the event that Wells REF were to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of June 30, 2012, Wells Timberland REIT had no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between Wells REF, or its affiliates, and Wells Timberland REIT, or other Wells REF-sponsored programs, could impact Wells REF’s future net income and future access to liquidity and capital resources. For example, a large portion of Wells REF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and Wells REF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

8.	Subsequent Events

In July 2012, Wells Timberland REIT entered into an agreement to purchase timberland for approximately $20.0 million. This transaction is expected to close during the third quarter and will be funded through a combination of cash on hand and debt financing.

On August 6, 2012, the board of directors of Wells Timberland REIT amended and restated the SRP (the “Amended SRP”), effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or confinement to a long-term care facility, will be calculated in the same manner. Specifically, until the initial publication in an Exchange Act report filed with the SEC of an estimated per share value approved by the board, the price per share will be 91% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder, divided by the number of shares owned by such stockholder that were acquired from Wells Timberland REIT. After the initial estimated per share value publication, the price will be 95% of the estimated per share value, plus or minus any valuation adjustment as provided in the Amended SRP.

Also on August 6, 2012, the board of directors of Wells Timberland REIT voted to suspend the Amended SRP effective October 1, 2012 until the first full month following the initial publication of the estimated per share value.

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

Overview

We engage in the acquisition and ownership of timberland properties located in the timber-producing regions of the southeastern United States. From 2007 through the first quarter of 2012, we raised approximately $307.2 million through the issuance of our common stock in our Offerings and approximately $43.6 million through the issuance of our preferred stock to Wells REF and, along with borrowings, invested those proceeds, net of fees, into timberland properties. As of June 30, 2012, we owned interests in approximately 289,300 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. We generate a majority of our revenues by selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland, and leasing land-use rights to third parties. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. See Note 5 of our accompanying consolidated financial statements for additional information regarding the material terms of the Timber Agreements.

We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital. On March 16, 2012, we entered into Advisory Agreement Amendment No. 2 to amend certain provisions of the Advisory Agreement related to fees and expense reimbursements. Advisory Agreement Amendment No. 2 provides that for each quarter, the amount of advisor fees and expense reimbursements payable to Wells TIMO will be limited to the lesser of one-fourth of (i) 1.0% of assets under management, and (2) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by our interest expense. Free cash flow is defined as EBITDA (as defined in the Amended Mahrt Loan agreement), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock). Advisory Agreement Amendment No. 2, which was effective April 1, 2012, superseded a previous amendment to our Advisory Agreement entered into on April 1, 2011, referred to herein as Advisory Agreement Amendment No. 1, which provided that, as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO were limited to the least of: (1) the amounts currently payable under the Advisory Agreement, (2) one-fourth of 1.5% of assets under management, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by our interest expense. The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement remain unchanged. No payments will be permitted under the amended Advisory Agreement if they would cause a default under the Mahrt Loan.

Subsequent to our fundraising stage, during 2012, we have concentrated our efforts on actively managing our timber assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return potential for Wells Timberland REIT. In doing so, we have made and will continue to make strategic acquisitions and dispositions of timberland properties.

Our operating strategy entails funding expenditures related to the recurring operations of the Mahrt Timberland, including interest on outstanding indebtedness and certain capital expenditures (excluding timberland acquisitions), with operating cash flows; assessing the amount of operating cash flows that will be required for redemptions of common stock and additional timberland acquisitions; and distributing residual operating cash flows, if any, to our stockholders. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to repay or refinance the Mahrt Debt and to further grow and diversify our portfolio of timber assets. To the extent that significant capital is not raised, we may not be able to repay the Mahrt Debt or achieve sufficient economies of scale and diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

We ceased offering shares for sale under the Follow-On Offering effective December 31, 2011. Between January 1, 2012 and February 13, 2012, we accepted gross offering proceeds of approximately $4.1 million from the sale of shares of our common stock under the Follow-On Offering, which sales were agreed to by the investors on or before December 31, 2011. The majority of these funds were set aside as working capital.

We entered into the Mahrt Loan in March 2010. Proceeds from the Mahrt Loan were used to refinance outstanding balances due on the senior loan and the mezzanine loan, which were obtained in connection with the acquisition of the Mahrt Timberland, and to fund costs associated with closing the Mahrt Loan. The Mahrt Loan bears interest at an adjustable rate based on LIBOR plus a margin of 2.5% to 4.0% that varies based on the LTV Ratio at the time of determination. On June 10, 2011, we entered into the Mahrt Credit Facility, which allows us to borrow up to $15.0 million, subject to availability. The Mahrt Credit Facility bears interest at an adjustable rate based on either the prime rate, or one-, two-, or three-month LIBOR plus a range of 1.5% to 4.0% depending on the type of loan and our then-current LTV Ratio. As of June 30, 2012, no amounts had been borrowed under the Mahrt Credit Facility. The Mahrt Debt may be voluntarily prepaid at any time. As of July 31, 2012, the outstanding principal balance on the Mahrt Debt was approximately $118.4 million, same as the balance as of June 30, 2012. We intend to maintain amounts outstanding on the Mahrt Loan in order to have more funds available for working capital and investment in timberland properties. On March 24, 2015, all outstanding principal, interest, and any fees or other obligations on the Mahrt Debt will be due and payable in full.

Net cash flows generated from our operations are required to be used to service the Mahrt Loan until attainment of certain financial measures, including an LTV Ratio of less than 40%, which we obtained in April 2011. Additionally, the Mahrt Debt requires mandatory prepayment from proceeds generated from the sale or other dispositions of the Mahrt Timberland and lease terminations, excluding (1) the first $4.0 million of cost basis of timberland dispositions in any fiscal year if (a) the LTV Ratio calculated on a pro forma basis after giving effect to such disposition, does not exceed 40%, and (b) such cost basis is used as permitted under the Mahrt Loan agreement; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the Mahrt Debt exceed $5.0 million.
Prior to our attaining certain financial measures, the Mahrt Debt prohibited us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification. So long as our LTV Ratio remains below 40% and we maintain a minimum fixed-charge coverage ratio, of 1.05:1:00, we have the ability to declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from operating cash flows on a discretionary basis. The amount of distributions that we may pay to our common stockholders will be determined by our board of directors and is dependent upon a number of factors, including, but not limited to, our financial condition, our capital requirements, our expectations of future sources of liquidity, current and future economic conditions and market demand for timber and timberlands, and tax considerations.

Our primary sources of future capital come from operations of Mahrt Timberland and from proceeds from the Mahrt Credit Facility. The amount of cash available for distribution to stockholders and the level of discretionary distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and debt service requirements, redemptions of our common stock, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $8.8 million, which was primarily comprised of net cash receipts from timber and timberland sales and recreational leases in excess of payments for operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses. We intend to use the majority of future cash flows from operating activities, after payments of operating expenses and interest expense, to fund certain capital expenditures and redemptions of our common stock under our SRP.

During the six months ended June 30, 2012, net cash provided by investing activities was approximately $3.7 million, which was comprised of approximately $4.2 million released from lender-required escrow accounts, offset by approximately $0.5 million invested in timber, timberland, and related assets. We expect to utilize the residual cash balance of approximately $18.3 million as of June 30, 2012 to satisfy current liabilities and fund future timberland acquisitions.

Net cash used in financing activities for the six months ended June 30, 2012 was approximately $1.1 million. We paid down the Mahrt Loan by approximately $3.6 million in the second quarter of 2012 with proceeds from timberland sales. During the six months ended June 30, 2012, we accepted proceeds from the sale of common stock under our Follow-On Offering, net of payments of commissions and fees, of approximately $3.5 million, which sales were agreed to by the investors on or before the effective close date for the primary offering of December 31, 2011. We used $0.5 million to redeem 356 shares of our preferred stock and related accrued dividends and approximately $0.5 million to fund redemptions of common stock under our SRP.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next twelve months.

The Amended Mahrt Loan Agreement contains, among others, the following restrictive and financial covenants:

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at all times;

•	limits our LTV Ratio, to 45%; and

•
requires funding of an account under the control of CoBank equal to approximately six months of interest on the Mahrt Debt during any time the LTV Ratio is 30% or greater. Once the LTV Ratio is less than 30%, the required funding will decrease to an amount equal to three months of interest on the Mahrt Debt.

As of June 30, 2012, we believe we were in compliance and expect to remain in compliance with the restrictive and financial covenants of the Amended Mahrt Loan Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from strategic property sales and proceeds from secured or unsecured financings from banks and other lenders. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, redemptions of common and preferred stock, and distributions. We believe that we will be able to refinance any outstanding principal balance of the Mahrt Loan before it becomes due on March 24, 2015.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a substantial portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberland. Any remaining cash generated from operations may be used to partially fund timberland acquisitions, redeem common and preferred stock and, finally, pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and distributions, if any, are anticipated to be lower as well. Lower distributions may reduce the amount of proceeds raised through the DRP, if any, which would limit the number of shares that we may redeem through our SRP. Proceeds generated from future debt financings may be used to fund capital expenditures, to pay down existing and future borrowings, and to redeem preferred stock.

Our charter precludes us from incurring debt in excess of 200% of our net assets. As of June 30, 2012, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 41%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations. As a result, we are not able to anticipate with any degree of certainty what our debt-to-net-assets ratio will be in the near future.

Contractual Obligations and Commitments

As of June 30, 2012, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$118,397,219	$—	$—	$118,397,219	$—
Estimated interest on debt obligations(1)	9,564,130	2,084,784	6,728,675	750,671	—
Operating lease obligations	13,655,041	215,515	3,117,869	2,720,154	7,601,503
Due to affiliates	1,648,503	1,648,503	—	—	—
Total	$143,264,893	$3,948,802	$9,846,544	$121,868,044	$7,601,503

(1)
Interest obligations are measured at the contractual rate for variable-rate debt, or at the effectively-fixed rate for variable rate debt with interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swap.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for the Mahrt Timberland for the three months and six months ended June 30, 2012 and 2011 is shown in the following table:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2012	2011	%	2012	2011	%
Timber sales volume (tons)
Pine pulpwood	150,706	232,482	(35)%	258,661	419,731	(38)%
Pine sawtimber	21,773	32,824	(34)%	60,388	72,995	(17)%
Chip-n-saw	29,337	17,511	68%	61,471	51,298	20%
Hardwood pulpwood	19,939	25,687	(22)%	44,120	51,039	(14)%
Hardwood sawtimber	23,205	20,284	14%	43,600	33,178	31%
	244,960	328,788	(25)%	468,240	628,241	(25)%
Net timber sales price (per ton)(1)
Pine pulpwood	$10.62	$9.47	12%	$10.60	$9.81	8%
Pine sawtimber	$23.04	$23.74	(3)%	$23.19	$24.44	(5)%
Chip-n-saw	$16.45	$15.86	4%	$17.17	$17.14	0%
Hardwood pulpwood	$6.78	$7.18	(6)%	$6.59	$7.93	(17)%
Hardwood sawtimber	$20.48	$18.75	9%	$20.67	$19.11	8%
Timberland sales
Gross sales	$10,552,180	$1,021,200		$10,552,180	$1,021,200
Sales volumes (acres)	5,802	552		5,802	552
Sales price (per acre)	$1,819	$1,850		$1,819	$1,850

(1)
Prices per ton are shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2012 and 2011.

Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2012

Revenue. Revenues increased to approximately $18.3 million for the three months ended June 30, 2012 from approximately $10.9 million for the three months ended June 30, 2011 due to an increase in timberland sales revenue of approximately $9.5 million, offset by a decrease in timber sales revenue of approximately $2.1 million. Timberland sales revenue increased by approximately $9.5 million due to selling more acres of timberland. Timber sales revenue decreased primarily due to planned reductions in harvest volumes and weaker demand.

Details of timber sales by product for the three months ended June 30, 2012 and 2011 is shown in the following table:

	For the Three Months Ended June 30, 2011	Changes attributable to:		For the Three Months Ended June 30, 2012
		Price	Volume
Timber sales(1)
Pine pulpwood	$6,148,525	$107,929	$(2,357,165)	$3,899,289
Pine sawtimber	1,345,228	(22,719)	(452,376)	870,133
Chip-n-saw	594,009	30,817	323,798	948,624
Hardwood pulpwood	685,844	(28,644)	(120,949)	536,251
Hardwood sawtimber	380,238	(446)	428,380	808,172
	$9,153,844	$86,937	$(2,178,312)	$7,062,469

(1)	Timber sales are presented on a gross basis.

We expect future quarterly revenue from timber sales related to the Mahrt Timberland to be lower than 2011 based on planned reduction in harvest volumes.

Operating expenses. Contract logging and hauling costs decreased to approximately $3.8 million for the quarter ended June 30, 2012 from approximately $5.3 million for the quarter ended June 30, 2011 as a result of a decrease of approximately 26% in delivered wood volume. Depletion expense decreased approximately 13% to approximately $2.5 million for the three months ended June 30, 2012 from approximately $2.9 million for the same period in 2011 primarily due to an approximately 25% decrease in total harvest volumes, offset by a higher blended depletion rate. Our blended depletion rate was higher in 2012 due to an increase in harvests on leased tracts as a percentage of our total harvest; timber from leased tracts carries significantly higher depletion rates than timber on fee simple tracts. Cost of timberland sales increased by approximately $6.9 million due to selling more acres of timberland. Forestry management fees decreased to approximately $0.6 million for the quarter ended June 30, 2012 from approximately $0.7 million for the quarter ended June 30, 2011 primarily due to a decrease in incentive fees incurred under the timberland operating agreement with FRC, which are based on net revenue.

Prior to the acquisition of additional timber assets, contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes, while forestry management expense, land rent expense, and other operating expenses are expected to remain relatively stable.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements increased to approximately $1.6 million for the quarter ended June 30, 2012 from approximately $0.2 million for the quarter ended June 30, 2011 as a result of an increase in free cash flow primarily due to an increase in revenue from timberland sales. In the second quarter of 2011, advisor fees and expense reimbursements were determined under Advisory Agreement No. 1 and were limited to free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. In the second quarter of 2012, advisor fees and expense reimbursements were determined under Advisory Agreement Amendment No. 2 and were limited to one quarter of 1.0% of assets under management. Prior to the acquisition of additional timber assets, advisor fees and expense reimbursements are expected to correlate to the amount of free cash flow in excess of interest on our outstanding debt or our assets under management.

Interest expense. Interest expense decreased to approximately $1.0 million for the three months ended June 30, 2012 from approximately $1.4 million for the three months ended June 30, 2011 as a result of a lower principal balance outstanding on our debt facility and a lower weighted-average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of cash from operations, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instrument. Our loss on an interest rate swap that does not qualify for hedge accounting treatment decreased by approximately $0.3 million from the three months ended June 30, 2011. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the quarter ended June 30, 2012. The decrease in the loss was primarily due to a decrease in the length of time remaining under the swap contract and changes in the outlook of future market interest rates. We expect future gains and losses on our interest rate swap that does not qualify for hedge account treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased to approximately $0.5 million for the three months ended June 30, 2012 from approximately $2.3 million for the three months ended June 30, 2011, primarily as a result of an approximately $1.2 million improvement in operating income, an approximately $0.4 million decrease in interest expense, and an approximately $0.3 million decrease in loss on interest rate swap. Our operating income improved due to an increase in net timberland sales revenue of approximately $2.7 million, offset by an increase in advisor fees and expense reimbursements of approximately $1.4 million. We sustained a net loss for the three months ended June 30, 2012 primarily as a result of incurring interest expense of approximately $1.0 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, offset by an operating income of approximately $0.5 million. We leveraged the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the three months ended June 30, 2012 and 2011 was $0.02 and $0.10, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2012

Revenue. Revenues increased to approximately $26.2 million for the six months ended June 30, 2012 from approximately $20.2 million for the six months ended June 30, 2011 due to an increase in timberland sales revenue of approximately $9.5 million, offset by a decrease in timber sales revenue of approximately $3.6 million. Timberland sales revenue increased by approximately $9.5 million due to selling more acres of timberland. Timber sales revenue decreased primarily due to planned reductions in harvest volumes and weaker demand.

Details of timber sales by product for the six months ended June 30, 2012 and 2011 is shown in the following table:

	For the Six Months Ended June 30, 2011	Changes attributable to:		For the Six Months Ended June 30, 2012
		Price	Volume
Timber sales(1)
Pine pulpwood	$10,952,571	$132,419	$(4,047,162)	$7,037,828
Pine sawtimber	3,017,689	(76,536)	(498,570)	2,442,583
Chip-n-saw	1,769,034	(12,931)	310,169	2,066,272
Hardwood pulpwood	1,384,762	(54,641)	(151,332)	1,178,789
Hardwood sawtimber	724,222	121,794	713,208	1,559,224
	$17,848,278	$110,105	$(3,673,687)	$14,284,696

(1)	Timber sales are presented on a gross basis.

Future revenue in 2012 from timber sales related to the Mahrt Timberland is expected to be lower than 2011 based on planned reduction in harvest volumes.

Operating expenses. Contract logging and hauling costs decreased to approximately $7.8 million for the six months ended June 30, 2012 from approximately $10.0 million for the six months ended June 30, 2011 as a result of an approximately 22% decrease in delivered wood volume. Depletion expense decreased approximately 10% to approximately $5.5 million for the first six months of 2012 from approximately $6.1 million for the same period in 2011 primarily due to an approximately 25% decrease in total harvest volumes, offset by a higher blended depletion rate. Our blended depletion rate was higher in 2012 due to an increase in harvests on leased tracts as a percentage of our total harvest; timber from leased tracts carries significantly higher depletion rates than timber on fee simple tracts. Cost of timberland sales increased by approximately $6.9 million due to selling more acres of timberland. Forestry management fees decreased to approximately $1.1 million for the first six months in 2012 from approximately $1.4 million for the same period in 2011 primarily due to a decrease in incentive fees incurred under the timberland operating agreement with FRC, which are based on net revenue. Land rent expense decreased by approximately $0.1 million primarily due to lease expirations.

Prior to the acquisition of additional timber assets, contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes, while forestry management expense, land rent expense, and other operating expenses are expected to remain relatively stable. Cost of timberland sales is directly correlated to the numbers of acres sold.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements increased to approximately $2.4 million for the six months ended June 30, 2012 from approximately $1.8 million for the six months ended June 30, 2011 as a result of using different methodologies to determine the amounts due under the Advisory Agreement and its amendments. In the first quarter of 2011, advisor fees and expense reimbursements of approximately $1.6 million were determined under the Advisory Agreement and represented one-quarter of 1.0% of asset management plus actual expense reimbursements. In the second quarter of 2011 and the first quarter of 2012, advisor fees and expense reimbursements were determined under the Advisory Agreement No. 1 and were limited to free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. In the second quarter of 2012, advisor fees and expense reimbursements were determined under Advisory Agreement Amendment No. 2 and were limited to one quarter of 1.0% of assets under management. Prior to the acquisition of additional timber assets, advisor fees and expense reimbursements are expected to correlate to the amount of free cash flow in excess of interest on our outstanding debt or our assets under management.

General and administrative expenses. General and administrative expenses decreased to approximately $1.1 million for the six months ended June 30, 2012 from approximately $1.2 million for the six months ended June 30, 2011 due to a decrease in legal expense. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased to approximately $2.0 million for the six months ended June 30, 2012 from approximately $3.0 million for the six months ended June 30, 2011 as a result of a lower principal balance outstanding on our debt facility and a lower weighted-average interest rate. Actual interest expense in future periods will vary based on our level of current and future borrowings, which will depend on the level of cash from operations, the cost of future borrowings, and the opportunity to acquire timber assets fitting our investment objectives.

Interest rate risk instrument. Our loss on an interest rate swap that does not qualify for hedge accounting treatment decreased to approximately $0.1 million for the six months ended June 30, 2012 from approximately $0.3 million for the same period in 2011. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the six months ended June 30, 2012. The decrease in the loss was primarily due to a decrease in the length of time remaining under the swap contract and changes in the outlook of future market interest rates. We expect future gains and losses on our interest rate swap that does not qualify for hedge account treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased to approximately $3.7 million for the six months ended June 30, 2012 from approximately $6.8 million for the six months ended June 30, 2011, primarily as a result of an approximately $1.8 million decrease in operating loss, a decrease in interest expense of approximately $1.1 million, and a decrease in loss on interest rate swap of approximately $0.2 million. Our operating loss was lower primarily due to an increase in net timberland sales revenue of approximately $2.7 million, offset by an increase in advisor fees and expense reimbursements of approximately $0.5 million. We sustained a net loss for the six months ended June 30, 2012 primarily as a result of incurring an operating loss of approximately $1.7 million and incurring interest expense and loss on our interest rate swap of approximately $2.1 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We leveraged the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the six months ended June 30, 2012 and 2011 was $0.12 and $0.30, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Adjusted EBITDA

The discussion below is presented to enhance the reader’s understanding of our liquidity, ability to generate cash, and ability to satisfy lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of our operating performance and cash-generating capacity. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their noncash nature, and we refer to this measure as Adjusted EBITDA. As such, Adjusted EBITDA, may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be viewed as an alternative to net income or cash from operations as a measurement of our operating performance, as it excludes certain expenses related to fixed-asset investments required to generate revenues. Due to our significant amount of debt, management views operating income as the most appropriate earnings measure of our underlying timber operations. Management considers Adjusted EBITDA to be an important measure of our financial condition and cash-generating ability due to the significant amount of fixed assets subject to depletion and the significant amount of financing subject to interest and amortization expense. Our credit agreement, as amended, contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since the measure is representative of adjusted income available for interest payments.

For the three months ended June 30, 2012, Adjusted EBITDA was approximately $10.0 million, an approximately $7.1 million increase from the three months ended June 30, 2011, primarily due to an increase in net revenue from timberland sales, offset by an increase in advisor fees and expense reimbursements and a decrease in net revenue from timber sales. For the six months ended June 30, 2012, Adjusted EBITDA was approximately $10.9 million, an approximately $7.5 million increase from the six months ended June 30, 2011, primarily due to an increase in net revenue from timberland sales, offset by a decrease in net revenue from timber sales and an increase in advisor fees and expense reimbursements.

Our reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2012 and 2011 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(464,306)	$(2,346,944)	$(3,718,373)	$(6,820,870)
Add:
Basis of timberland sold	6,962,273	628,229	6,962,273	628,229
Unrealized (gain) loss on interest rate swaps that do not qualify for hedge accounting treatment	(256,052)	103,580	(451,716)	(111,434)
Interest expense (1)	1,113,884	1,499,355	2,256,754	3,264,397
Depletion	2,494,011	2,857,962	5,474,288	6,081,622
Amortization (1)	185,764	166,821	370,696	330,354
Adjusted EBITDA	$10,035,574	$2,909,003	$10,893,922	$3,372,298

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

Related-Party Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells TIMO or its affiliates, including, subject to certain limitations, advisor fees and expense reimbursements, disposition fees, and reimbursements of organization and offering costs. We also previously paid WIS, an affiliate of Wells TIMO, selling commissions and dealer-manager fees in connection with our Public Offerings pursuant to a dealer-manager agreement. See Note 7 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and transactions.

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

Subsequent Events

In July 2012, we entered into an agreement to purchase timberland for approximately $20 million. This transaction is expected to close during the third quarter and will be funded through a combination of cash on hand and debt financing.

On August 6, 2012, our board of directors amended and restated the SRP, referred to as the Amended SRP, effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or confinement to a long-term care facility, will be calculated in the same manner. Specifically, until the initial publication in an Exchange Act report filed with the SEC of an estimated per share value approved by the board, the price per share will be 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder, divided by the number of shares owned by such stockholder that were acquired from us. After the initial estimated per share value publication, the price will be 95% of the estimated per share value, plus or minus any valuation adjustment as provided in the Amended SRP.

Also on August 6, 2012, our board of directors voted to suspend the Amended SRP effective October 1, 2012 until the first full month following the initial publication of the estimated per share value.

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

As of June 30, 2012, we had approximately $118.4 million outstanding on the Mahrt Loan, which matures on March 24, 2015 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR plus a margin that varies based upon the LTV Ratio at the time of determination. As of June 30, 2012, the weighted-average interest rate of the Mahrt Loan, after consideration of the interest rate swap, was 3.52%.

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

Approximately $50.0 million of our total debt outstanding as of June 30, 2012 is subject to a fixed rate when coupled with the interest rate swap. As of June 30, 2012, this balance incurred interest expense at an average rate of 4.585%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of June 30, 2012, after consideration of the interest rate swap, approximately $68.4 million of our total debt outstanding is subject to a variable interest rate. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $0.6 million per year. The amount outstanding on our variable-rate debt facility in the future will be largely dependent upon the level of cash from operations and investor proceeds raised under our DRP, if any, and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the Mahrt Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to be material to our business or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

We are subject to the following additional risks, which are hereby added to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011.
If you invest in our shares through an IRA or other retirement plan, you will be limited in your ability to withdraw required minimum distributions.

If you establish an IRA or other retirement plan through which you invest in our shares, federal law may require you to withdraw required minimum distributions (“RMDs”) from such plan in the future. Any share redemptions requested to satisfy these RMD requirements will be considered requests for “ordinary redemptions,” as defined in our share redemption plan. Our share redemption plan limits the amount of ordinary redemptions that can be made in a given year to the lesser of (i) the sum of net proceeds from our distribution reinvestment plan during such period and an additional amounts reserved by our board of directors for such purpose, or (ii) 5% of the weighted-average common shares outstanding during the preceding year. To date we have not paid any cash distributions and therefore, there are no net proceeds from our distribution reinvestment plan, and our board of directors has not reserved any funds for ordinary redemptions. As a result, we have not made any ordinary redemptions and it is not likely that you will be able to redeem your shares at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if we begin paying cash distributions and receive net proceeds from our distribution reinvestment plan, it is likely that you will not be able to redeem all of your shares at one time, and any share that you redeem will be at a price less than the price at which the shares were initially purchased. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

Stockholders may not be able to sell their shares under the SRP and, if they are able to sell their shares under the plan, they may not be able to recover the amount of their investments in our shares.

Our board of directors has adopted an SRP, as amended; however, the Amended SRP will be suspended effective October 1, 2012 until the first full month following our publication of an estimated per share value approved by our board of directors. During that suspension, no redemptions, including those for death, disability or confinement to a long-term care facility, will be permitted.

Prior to our Amended SRP's suspension and following its reinstatement, there are significant conditions and limitations that would limit stockholders' ability to sell their shares under the plan. The Amended SRP limits the number of shares that may be redeemed in any calendar year to the lesser of (i) the sum of net proceeds from our distribution reinvestment plan during such period and any additional amounts reserved by our board of directors for such purposes and (ii) in the case of ordinary redemptions only, 5% of the weighted-average number of shares outstanding during the prior calendar year. In addition, our board of directors may amend, further suspend, or terminate our Amended SRP upon 30 days' notice and without stockholder approval.

We have not yet paid any cash distributions and, therefore, have not received any proceeds under our distribution reinvestment plan and have not made any ordinary redemptions. In addition, our board of directors has not reserved any amounts except for redemptions made in connection with death, qualifying disability, or confinement to a long-term care facility, which amount is limited to $150,000 per month.

Effective October 1, 2012, until the initial publication in an Exchange Act report filed with the SEC of an estimated per share value approved by our board of directors, the price per share for all redemptions will be 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder, divided by the number of shares owned by such stockholder that were acquired from us. After the initial estimated per share value publication, the price will be 95% of the estimated per share value, plus or minus any valuation adjustment as provided in the Amended SRP.

Even if we begin paying cash distributions and receive net proceeds from our distribution reinvestment plan, it is likely that you will not be able to redeem all of your shares at one time, and any share that you redeem may be at a price less than the price at which the shares were initially purchased.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2012, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2012	6,596	$9.54	6,596	(1)
May 2012	13,181	$9.58	13,181	(1)
June 2012	3,144	$9.54	3,144	(1)

(1)
Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010, March 16, 2012, and August 6, 2012. Our board of directors is suspending our Amended SRP effective October 1, 2012 until the first full month following the publication in an Exchange Act report filed with the SEC of the estimated per share value approved by our board of directors. Our share redemption plan, as amended, limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the Mahrt Debt prohibit us from making redemptions, other than upon the death or qualifying disability of a stockholder, during any period in which the LTV ratio exceeds 40% (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. Our board of directors may amend, suspend, or terminate the share redemption plan upon 30 days notice. Our board of directors has approved a monthly, noncumulative reserve of $150,000 funded with operating cash flows for death or qualifying disability redemptions of common stock. As of June 30, 2012, all qualified shares tendered for redemption had been redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2012, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

Submission of Matters to a Vote of Security Holders

On August 6, 2012, we held our annual meeting of stockholders for the purpose of electing the following individuals to our board of directors: E. Nelson Mills, Donald S. Moss, Willis J. Potts, Jr., George W. Sands, and Leo F. Wells, III.

All of the director nominees were elected to serve as directors until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The number of votes cast for and votes withheld for each of the director nominees were as follows:

Name	Votes For	Votes Withheld
E. Nelson Mills	15,448,390	606,722
Donald S. Moss	15,433,660	621,452
Willis J. Potts, Jr.	15,458,309	596,804
George W. Sands	15,432,874	622,239
Leo F. Wells, III	15,436,115	618,997

Amendment and Suspension of Share Redemption Plan

On August 6, 2012, our board of directors amended and restated the SRP, or the Amended SRP, effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or confinement to a long-term care facility, will be calculated in the same manner. Specifically, until the initial publication in an Exchange Act report filed with the SEC of an estimated per share value approved by the board, the price per share will be 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder, divided by the number of shares owned by such stockholder that were acquired from us. After the initial estimated per share value publication, the price will be 95% of the estimated per share value, plus or minus any valuation adjustment as provided in the Amended SRP.

Also on August 6, 2012, our board of directors voted to suspend the Amended SRP effective October 1, 2012 until the first full month following the initial publication of the estimated per share value.

Under the terms of the current SRP, we redeem shares on the last business day of each month (the “Redemption Date”). For an eligible stockholder's shares to be redeemed on the Redemption Date, we must receive a written redemption request at least five business days before the Redemption Date. As a result, all written redemption requests to be redeemed under the terms of the current SRP for September 2012 must be properly received us not later than September 21, 2012. Any redemption requests received subsequent to September 21, 2012 will be redeemed under the terms of the Amended SRP following its reinstatement unless the request is earlier withdrawn by the redeeming stockholder.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Date:	August 6, 2012	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2012 FORM 10-Q OF
WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description

3.1
Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 12, 2010 (the “2010 Second Quarter Form 10-Q”))

3.2
Articles of Amendment to the Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011 (the “2011 Second Quarter Form 10-Q”))

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the 2010 Second Quarter Form 10-Q)

3.4	First Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 12, 2010)

4.1*	Third Amended and Restated Share Redemption Plan

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*     Filed herewith

**
Furnished with this Form 10-Q. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.