Form 10-Q
period 2012-09-30
Wells Timberland REIT, Inc.
filed 2012-11-06
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-53193
WELLS TIMBERLAND REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s only
class of common stock, as of October 31, 2012: 31,800,627 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our quarterly report on Form 10-Q for the period ended June 30, 2012, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our quarterly report on Form 10-Q for the period ended June 30, 2012 are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2011. Wells Timberland REIT’s results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$11,603,041	$6,848,973
Restricted cash and cash equivalents	1,612,657	6,762,246
Accounts receivable	945,273	644,622
Prepaid expenses and other assets	925,868	499,188
Deferred financing costs, less accumulated amortization of $1,707 and $809,158 as of September 30, 2012 and December 31, 2011, respectively	1,327,787	1,672,550
Timber assets, at cost:
Timber and timberlands, net (Note 3)	337,270,183	328,561,850
Intangible lease assets, less accumulated amortization of $801,434 and $703,675 as of September 30, 2012 and December 31, 2011, respectively	155,652	333,178
Total assets	$353,840,461	$345,322,607

Liabilities:
Accounts payable and accrued expenses	$2,583,592	$1,918,281
Due to affiliates (Note 8)	—	28,960,573
Other liabilities	4,849,462	2,609,809
Note payable and line of credit (Note 4)	133,000,000	122,025,672
Total liabilities	140,433,054	155,514,335
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 27,585 and 27,844 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	36,406,725	36,539,548
Series B preferred stock, $1,000 liquidation preference; 9,807 and 9,904 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	12,099,341	12,145,951
Common stock, $0.01 par value; 900,000,000 shares authorized; 31,800,627 and 31,465,274 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	318,006	314,653
Additional paid-in capital	301,442,135	271,428,671
Accumulated deficit and distributions	(136,858,800)	(130,620,551)
Total stockholders’ equity	213,407,407	189,808,272
Total liabilities and stockholders’ equity	$353,840,461	$345,322,607
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Timber sales	$7,840,893	$8,764,464	$22,125,589	$26,612,742
Timberland sales	420,260	—	10,972,440	1,021,200
Other revenues	673,549	697,927	2,014,830	2,068,715
	8,934,702	9,462,391	35,112,859	29,702,657
Expenses:
Contract logging and hauling costs	3,941,977	5,125,603	11,788,361	15,086,909
Depletion	2,670,288	2,594,248	8,144,576	8,675,870
Cost of timberland sales	282,037	306	7,849,652	712,613
Advisor fees and expense reimbursements	—	—	2,393,745	1,843,958
Forestry management fees	557,396	683,836	1,700,475	2,060,818
General and administrative expenses	569,949	502,734	1,697,464	1,729,570
Land rent expense	469,141	541,418	1,482,438	1,664,856
Other operating expenses	670,061	747,278	1,936,419	2,107,629
	9,160,849	10,195,423	36,993,130	33,882,223
Operating loss	(226,147)	(733,032)	(1,880,271)	(4,179,566)
Other income (expense):
Interest income	310	145	619	1,899
Interest expense	(2,274,272)	(1,275,506)	(4,235,665)	(4,315,205)
Loss on interest rate swap	(19,706)	(112,178)	(122,871)	(448,569)
	(2,293,668)	(1,387,539)	(4,357,917)	(4,761,875)
Net loss	(2,519,815)	(2,120,571)	(6,238,188)	(8,941,441)
Dividends to preferred stockholders	(93,992)	(98,963)	(280,003)	(1,460,194)
Net loss available to common stockholders	$(2,613,807)	$(2,219,534)	$(6,518,191)	$(10,401,635)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.08)	$(0.08)	$(0.20)	$(0.37)
Weighted-average common shares outstanding—basic and diluted	31,848,476	29,110,422	31,862,389	27,825,695
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	31,465,274	$314,653	37,748	$48,685,499	$271,428,671	$(130,620,551)	$189,808,272
Issuance of common stock	414,441	4,144	—	—	4,130,658	(61)	4,134,741
Redemptions of common stock	(79,088)	(791)	—	—	(742,324)	—	(743,115)
Dividends on preferred stock	—	—	—	280,003	(280,003)	—	—
Redemptions of preferred stock	—	—	(356)	(459,436)	—	—	(459,436)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(361,364)	—	(361,364)
Other offering costs	—	—	—	—	(48,752)	—	(48,752)
Write-off of due to affiliates	—	—	—	—	27,315,249	—	27,315,249
Net loss	—	—	—	—	—	(6,238,188)	(6,238,188)
Balance, September 30, 2012	31,800,627	$318,006	37,392	$48,506,066	$301,442,135	$(136,858,800)	$213,407,407

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	25,498,717	$254,988	43,628	$54,648,732	$219,082,323	$(113,326,358)	$160,659,685
Issuance of common stock	3,844,884	38,449	—	—	38,392,057	—	38,430,506
Issuance of stock dividends	407,461	4,074	—	—	4,096,791	(4,100,896)	(31)
Redemptions of common stock	(59,726)	(597)	—	—	(577,304)	—	(577,901)
Dividends on preferred stock	—	—	—	1,460,194	(1,460,194)	—	—
Redemptions of preferred stock	—	—	(4,981)	(6,360,854)	—	—	(6,360,854)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(3,378,436)	—	(3,378,436)
Other offering costs	—	—	—	—	(456,988)	—	(456,988)
Net loss	—	—	—	—	—	(8,941,441)	(8,941,441)
Balance, September 30, 2011	29,691,336	$296,914	38,647	$49,748,072	$255,698,249	$(126,368,695)	$179,374,540
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(6,238,188)	$(8,941,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	8,144,576	8,675,870
Unrealized gain on interest rate swaps	(665,009)	(209,026)
Other amortization	220,232	161,846
Stock-based compensation expense	28,333	21,667
Noncash interest expense	1,674,257	344,748
Basis of timberland sold	7,187,733	628,229
Basis of casualty loss	25,541	78,091
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(300,651)	70,822
(Increase) decrease in prepaid expenses and other assets	(417,195)	172,207
Increase in accounts payable and accrued expenses	565,375	132,255
(Decrease) increase in due to affiliates	(1,480,196)	1,623,645
Increase in other liabilities	1,748,345	537,863
Net cash provided by operating activities	10,493,153	3,296,776

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(22,962,057)	(924,880)
Funds released from escrow accounts	5,149,589	4,283,783
Net cash (used in) provided by investing activities	(17,812,468)	3,358,903

Cash Flows from Financing Activities:
Proceeds from CoBank loan	133,000,000	—
Financing costs paid	(1,229,558)	(168,380)
Repayments of Mahrt loan	(122,025,672)	(35,866,376)
Issuance of common stock	4,062,647	38,082,291
Redemptions of common stock	(743,115)	(577,901)
Redemptions of preferred stock	(356,000)	(4,981,000)
Dividends paid on preferred stock redeemed	(103,436)	(1,379,854)
Commissions on stock sales and related dealer-manager fees paid	(447,744)	(3,067,842)
Other offering costs paid	(83,739)	(457,468)
Placement and structuring agent fees paid	—	(93,264)
Net cash provided by (used in) financing activities	12,073,383	(8,509,794)
Net increase (decrease) in cash and cash equivalents	4,754,068	(1,854,115)
Cash and cash equivalents, beginning of period	6,848,973	8,788,967
Cash and cash equivalents, end of period	$11,603,041	$6,934,852
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (unaudited)

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

As of September 30, 2012, Wells Timberland REIT owned approximately 246,200 acres of timberland and held long-term leasehold interests in approximately 45,200 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use timberland, and leasing land-use rights to third parties.

On August 11, 2006, Wells Timberland REIT commenced its initial public offering (the “Initial Public Offering”) of up to 85.0 million shares of common stock, of which 75.0 million shares were offered in the primary offering for $10.00 per share and 10.0 million shares were reserved for issuance through Wells Timberland REIT’s distribution reinvestment plan (“DRP”). Wells Timberland REIT stopped offering shares for sale under the Initial Public Offering on August 11, 2009. Wells Timberland REIT raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On August 6, 2009, Wells Timberland REIT commenced its follow-on offering (the “Follow-On Offering”, and together with the Initial Public Offering, the “Public Offerings”) of up to 220.9 million shares of common stock, of which 200.0 million shares were offered in a primary offering for $10.00 per share and 20.9 million shares of common stock were reserved for issuance through Wells Timberland REIT’s DRP for $9.55 per share. Effective December 31, 2011, Wells Timberland REIT ceased offering shares for sale under the Follow-On Offering. From January 1, 2012 to February 13, 2012, Wells Timberland REIT accepted $4.1 million of additional gross offering proceeds from the sale of approximately 0.4 million additional shares under the Follow-On Offering, which sales were agreed to by the investor on or before December 31, 2011. On March 15, 2012, Wells Timberland REIT withdrew from registration the unsold primary offering shares. Wells Timberland REIT raised gross offering proceeds of approximately $123.8 million from the sale of approximately 12.5 million shares under the Follow-On Offering.

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

As of September 30, 2012 and December 31, 2011, Wells Timberland REIT recognized the fair value of an interest rate swap that does not qualify for hedge accounting treatment of approximately $0.3 million and $1.0 million, respectively, in other liabilities. The detail of loss on the interest rate swap, which was recorded in the accompanying consolidated statements of operations, is provided below for the three months and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Noncash gain on interest rate swap	$213,293	$97,592	$665,009	$209,026
Net payments on interest rate swap	(232,999)	(209,770)	(787,880)	(657,595)
Loss on interest rate swap	$(19,706)	$(112,178)	$(122,871)	$(448,569)

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

As of January 1, 2009, the beginning of the taxable year in which Wells Timberland REIT qualified for and elected to be taxed as a REIT, or its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $18.3 million. Wells Timberland REIT elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any timber assets it holds at the REIT commencement date, if disposed of within the ten-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the least of (a) the excess of the fair market value of the timber assets disposed of as of the REIT commencement date over its basis in the timber assets as of the REIT commencement date (the built-in gain with respect to that timberland as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its timber assets as of the REIT commencement date not already recognized during the ten-year period. At December 31, 2011, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $99.7 million and $83.3 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains.

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
Level 3 —Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

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

The following table presents information about Wells Timberland REIT’s assets and liabilities measured at fair value and recorded in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$311,668	$—	$311,668	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$976,677	$—	$976,677	$—

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

On September 28, 2012, Wells Timberland REIT acquired approximately 29,900 acres of timberland (the "Property") for a purchase price of approximately $20.5 million, exclusive of closing costs. Wells Timberland REIT had previously held long-term leasehold interest in the Property, which is located within the Mahrt Timberland. In addition, Wells Timberland REIT paid $2.0 million to buy out a third party's interest in approximately 14,400 acres of timberland, including 12,400 acres within the Property and 2,000 acres where Wells Timberland REIT continues to hold long-term leasehold interests. Wells Timberland REIT will also make annual payments on approximately 8,300 acres of the Property at a per-acre rate equal to the then-current lease rate to the seller through May 2022. The estimated net present value of the liability was approximately $1.2 million and was recorded in other liabilities in the accompanying consolidated balance sheets. The acquisition was funded with cash on-hand and debt financing (see Note 4).

During the three months ended September 30, 2012, Wells Timberland REIT sold approximately 210 acres of timberland for approximately $0.4 million. No timberland was sold during the third quarter of 2011. During the nine months ended September 30, 2012 and 2011, Wells Timberland REIT sold approximately 6,020 and 550 acres of timberland, respectively, for approximately $11.0 million and $1.0 million, respectively.

As of September 30, 2012 and December 31, 2011, timber and timberlands consisted of the following, respectively:

	As of September 30, 2012
	Gross	Accumulated Depletion or Amortization	Net
Timber	$161,875,264	$8,144,576	$153,730,688
Timberlands	183,293,051	—	183,293,051
Mainline roads	406,286	159,842	246,444
Timber and timberlands	$345,574,601	$8,304,418	$337,270,183

	As of December 31, 2011
	Gross	Accumulated Depletion or Amortization	Net
Timber	$175,512,118	11,759,282	$163,752,836
Timberlands	164,550,798	—	164,550,798
Mainline roads	376,406	118,190	258,216
Timber and timberlands	$340,439,322	$11,877,472	$328,561,850

4.	Note Payable and Line of Credit

On September 28, 2012, Wells Timberland REIT entered into a first mortgage loan agreement (the "CoBank Loan") with a syndicate of banks with CoBank, ACB ("CoBank") serving as administrative agent, lead arranger, and bookrunner; Cooperatieve Centrale Raiffelsen-Boerenleenbank, B.A. ("RaboBank") serving as documentation agent; and Agfirst Farm Credit Bank serving as syndication agent. The CoBank Loan amended and restated the five-year senior loan agreement for $211.0 million (the "Mahrt Loan") entered into on March 24, 2010 and its amendments.

Under the CoBank Loan, Wells Timberland REIT initially can borrow up to $148.0 million in principal, including$133.0 million through a term loan facility ("CoBank Term Loan") and up to $15.0 million through a revolving credit facility (the "CoBank Revolver"). Wells Timberland REIT also has the ability to increase the amount of the CoBank Term Loan by up to $50.0 million (the "CoBank Incremental Loan") during the term of the CoBank Loan. On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full. The CoBank Loan is secured by a first mortgage in the Mahrt Timberland, a first priority security interest in all bank accounts held by Wells Timberland REIT, and a first priority security interest on all other assets of Wells Timberland REIT.

As of September 30, 2012, the outstanding balance of the CoBank Loan was $133.0 million, all of which was outstanding under the CoBank Term Loan. Proceeds from the CoBank Term Loan were used to pay off the outstanding balance of the Mahrt Loan, fund costs associated with closing the CoBank Loan, and partially fund the Property acquisition (see Note 3).

The CoBank Loan bears interest at an adjustable rate based on, at the option of Wells Timberland REIT, either the one-, two-, or three-month LIBOR plus an applicable margin ranging from 2.00% to 2.75% (the "LIBOR Rate") or at an alternate base rate plus an applicable margin ranging from 1.00% to 1.75% (the "Base Rate"). The Base Rate for any day is, as announced by CoBank on the first business day of each week, as the higher of (a) 1.5% greater than one-month LIBOR or (b) the prime rate as published from time to time in the Eastern Edition of the Wall Street Journal, or, if the Wall Street Journal shall cease publishing the “prime rate” on a regular basis, such other regularly published average prime rate applicable to such commercial banks as is acceptable to the lenders in their reasonable discretion. The margin component of the LIBOR Rate and the Base Rate is based on the loan-to-collateral-value ratio (the “LTV Ratio”), which is expressed as a percentage, of (a) the outstanding principal amount of all loans outstanding, less certain amounts permitted to be set aside under the terms of the CoBank Loan, for working capital and other purposes and any cash balances accumulated to fund distributions or future acquisitions, to (b) the value of the timberland assets, as determined in accordance with the CoBank Loan.

Wells Timberland REIT is required to pay a fee on the unused portion of the CoBank Revolver in an amount equal to the daily unused amount of the CoBank Revolver multiplied by a rate equal to (a) 0.375% per annum, if the LTV Ratio is greater than 40%, (b) 0.250% per annum, if the LTV Ratio is equal to or greater than 35% and less than 40%, and (c) 0.200% per annum, if the LTV Ratio is less than 35%.

The CoBank Loan is subject to mandatory prepayment from proceeds generated from dispositions of timberland and lease terminations. The mandatory prepayment excludes (1) the first $4.0 million of cost basis of timberland dispositions in any fiscal year if (a) LTV Ratio calculated on a pro forma basis after giving effect to such disposition does not exceed 40%, and (b) such cost basis is used as permitted under the the CoBank Loan; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the CoBank loan exceeds $5.0 million. Wells Timberland REIT may make voluntary prepayments at any time without premium or penalty.

The CoBank Loan contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at the end of each fiscal quarter.

Wells Timberland REIT believes it was in compliance as of September 30, 2012 and expects to remain in compliance with the financial covenants of the CoBank Loan. Additionally, the CoBank Loan requires funding of an account under the control of CoBank equal to approximately six months of interest on the CoBank Loan, during any time the LTV Ratio is 30% or greater, or approximately three months of interest if the LTV Ratio is less than 30%.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended September 30, 2012 and 2011, after consideration of the interest rate swap, Wells Timberland REIT made interest payments of approximately $1.1 million and $1.4 million, respectively, on the Mahrt Loan. During the nine months ended September 30, 2012 and 2011, interest payments on the Mahrt Loan totaled approximately $3.3 million and $4.7 million, respectively. No interest was paid on the CoBank Loan during the three months and nine months ended September 30, 2012.

As of September 30, 2012, the weighted-average interest rate of the CoBank Loan after consideration of the interest rate swap was 3.92% based on the then-effective Base Rate. As of September 30, 2012 and December 31, 2011, the estimated fair value of Wells Timberland REIT's note payable was approximately $133.0 million and $118.4 million, respectively. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

FRC Timberland Operating Agreement

Wells Timberland REIT is party to a timberland operating agreement with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland operating agreement, FRC manages and operates the Mahrt Timberland and the related timber operations, including ensuring delivery of timber to MeadWestvaco in compliance with the Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, Wells Timberland REIT pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on net revenues generated by the Mahrt Timberland. The incentive fee is payable annually in arrears. The timberland operating agreement, as amended, is effective through December 31,

2013, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by Wells Timberland REIT with or without cause upon providing 120 days’ prior written notice.

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

6.     Share Redemption Plan

The board of directors of Wells Timberland REIT has adopted an SRP, as amended and restated, that allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. Wells Timberland REIT's board of directors has approved a monthly, non-cumulative reserve of $150,000 for redemptions of common stock in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility. On August 6, 2012, the board of directors of Wells Timberland REIT voted to suspend the Amended SRP, as defined below, effective October 1, 2012 until the first full month following the initial publication of the estimated per-share value.
Also on August 6, 2012, Wells Timberland REIT amended the SRP (the “Amended SRP”), effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or confinement to a long-term care facility, will be calculated in the same manner. Specifically, until the initial publication in an Exchange Act report filed with the SEC of an estimated per-share value approved by the board of directors, the price per share will be 91% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder, divided by the number of shares owned by such stockholder that were acquired from Wells Timberland REIT. After the initial estimated per-share value publication, the price will be 95% of the estimated per share value, plus or minus any valuation adjustment as provided in the Amended SRP.

During the three months and nine months ended September 30, 2012, Wells Timberland REIT redeemed approximately $231,000 and $756,600 of shares, respectively, under the SRP. In September 2012, qualified redemption requests exceeded the $150,000 limit set by the board of directors. As a result, September 2012 redemption requests were pro-rated per terms of the SRP. Wells Timberland REIT redeemed $150,000 of shares at 100% the aggregate amount paid to Wells Timberland REIT. Wells Capital reimbursed Wells Timberland REIT 9% of the amount of shares redeemed in September 2012, or $13,500. As of September 30, 2012, approximately $0.2 million of qualified redemption requests were unfulfilled and returned to the investors.

7.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,
	2012	2011
Write-off of due to affiliates	$27,315,249	$—
Dividends accrued on preferred stock	$280,003	$1,460,194
Discounts applied to issuance of common stock	$43,761	$326,548
(Cancellation) issuance of stock dividends	$(329)	$4,069,990
Stock dividends payable to stockholders – additional paid-in capital	$—	$30,875
Stock dividends payable to stockholders – par value	$—	$31
Issuance of stock-based compensation	$55,000	$40,000
Other liabilities assumed upon acquisition of timberland	$1,156,317	$3,792
Deferred financing costs payable	$99,936	$—

8.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO, a wholly owned subsidiary of Wells Capital. On March 16, 2012, the board of directors of Wells Timberland REIT approved a second amendment to the Advisory Agreement (“Advisory Agreement Amendment No. 2”), which amended certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2, which was effective April 1, 2012, provides that for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO will be limited to the lesser of (i) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (ii) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by Wells Timberland REIT’s interest expense. Free cash flow is defined as EBITDA (as defined in Wells Timberland REIT's loan agreements), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT's outstanding preferred stock). The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement, as amended, remained unchanged. No payments would be permitted under the Advisory Agreement, as amended, if they would cause a default under Wells Timberland REIT's loan agreements.

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

Under the terms of the Amended Advisory Agreement, Wells Timberland REIT was required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses or 1.2% of gross offering proceeds raised. Wells Timberland REIT incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $1.5 million related to the Follow-On Offering, the sum of which represents approximately 1.2% of cumulative gross proceeds raised by Wells Timberland REIT under the Public Offerings. As of December 31, 2011, approximately $2.2 million of organization and offering costs incurred by Wells Timberland REIT and due to Wells TIMO had been deferred by the terms of Wells Timberland REIT's loan agreements. On January 27, 2012, Wells TIMO forgave the deferred organization and offering expenses. After adjusting for this write-off, organization and offering costs represents approximately 0.5% of cumulative gross proceeds raised under the Public Offerings. Upon the expiration of Wells Timberland REIT’s Follow-On Offering on December 31, 2011, approximately $6.4 million of organization and offering expenses related to the Follow-On Offering that had not been incurred and charged to additional paid-in capital by Wells Timberland REIT was expensed by Wells TIMO and is not subject to reimbursement by Wells Timberland REIT.

On January 20, 2012, Wells Timberland REIT entered into an agreement with Wells TIMO to forgive approximately $25.1 million of accrued but unpaid asset management fees and expense reimbursements that were previously deferred due to restrictions under Wells Timberland REIT's loan agreements. Due to the related-party nature of these transactions, this amount, along with the organizational and offering costs forgiven by Wells TIMO on January 27, 2012, were recorded as additional paid-in capital during the first quarter of 2012.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Advisor fees and expense reimbursements	$—	$—	$2,393,745	$1,843,958
Disposition fees	8,405	—	219,449	22,774
Commissions(1)(2)	—	921,548	246,546	2,389,018
Dealer-manager fees(1)	—	254,996	71,057	662,870
Other offering costs(1)	—	176,756	48,752	456,988
Total	$8,405	$1,353,300	$2,979,549	$5,375,608

(1)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker-dealers through the end of the Public Offerings.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2012 and December 31, 2011:
`

	September 30, 2012	December 31, 2011
Advisor fees and expense reimbursements due to Wells TIMO (1)	$—	$25,504,045
Other offering cost reimbursements due to Wells TIMO (2)	—	2,258,696
Operating expense reimbursements due to Wells TIMO (1)	—	1,067,691
Commissions on stock sales and related dealer-manager fees due to WIS	—	130,141
Total	$—	$28,960,573
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

Conflicts of Interest

As of September 30, 2012, Wells TIMO had eight employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Amended Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Amended Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of September 30, 2012, Wells Timberland REIT had no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between Wells REF, or its affiliates, and Wells Timberland REIT, or other Wells REF-sponsored programs, could impact Wells REF’s future net income and future access to liquidity and capital resources. For example, a large portion of Wells REF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and Wells REF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

9.	Subsequent Event

On October 23, 2012, Wells Timberland REIT entered into an interest rate swap agreement with Rabobank to hedge its exposure to changing interest rates on $80.0 million of the CoBank Loan that is subject to a variable interest rate (the “Rabobank Forward Swap”). The Rabobank Forward Swap has an effective date of March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Forward Interest Swap, Wells Timberland REIT will pay interest at a fixed rate of 0.91% per annum to Rabobank and will receive one-month LIBOR-based interest payments from Rabobank.

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

Overview

We engage in the acquisition and ownership of timberland properties located in the timber-producing regions of the southeastern United States. From 2007 through the first quarter of 2012, we raised approximately $307.2 million through the issuance of our common stock in our Offerings and approximately $43.6 million through the issuance of our preferred stock to Wells REF and, along with borrowings, invested those proceeds, net of fees, into timberland properties. As of September 30, 2012, we owned interests in approximately 291,400 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. As of January 1, 2012, the Mahrt Timberland consisted of approximately 76% of pine and approximately 24% of hardwood. We generate a majority of our revenues by selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling higher-and-better-use timberland, and leasing land-use rights to third parties. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. See Note 5 of our accompanying consolidated financial statements for additional information regarding the material terms of the Timber Agreements.

We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital. On March 16, 2012, we entered into Advisory Agreement Amendment No. 2 to amend certain provisions of the Advisory Agreement related to fees and expense reimbursements. Advisory Agreement Amendment No. 2 provides that for each quarter, the amount of advisor fees and expense reimbursements payable to Wells TIMO will be limited to (1) the lesser of 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (2) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by our interest expense. Free cash flow is defined as EBITDA (as defined in our loan agreements), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock). Advisory Agreement Amendment No. 2, which was effective April 1, 2012, superseded a previous amendment to our Advisory Agreement entered into on April 1, 2011, referred to herein as Advisory Agreement Amendment No. 1, which provided that, as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO were limited to the least of: (1) the amounts currently payable under the Advisory Agreement, (2) one-fourth of 1.5% of assets under management, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by our interest expense. The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement remain unchanged. No payments will be permitted under the amended Advisory Agreement if they would cause a default under our debt facilities.

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

On September 28, 2012, we acquired approximately 29,900 acres of timberland, or the Property, for a purchase price of approximately $20.5 million, exclusive of closing costs. Prior to the acquisition, we held long-term leasehold interest in the Property, which is located within the Mahrt Timberland. In addition, we paid approximately $2.0 million to buy out a third party's interest in approximately 14,400 acres of timberland, including 12,400 acres within the Property and 2,000 acres where we continue to hold long-term leasehold interests. We will also make annual payments on approximately 8,300 acres of the Property at a per-acre rate equal to the then-current lease rate to the seller through May 2022. The acquisition was funded with cash on-hand and debt financing.

Our operating strategy entails funding expenditures related to the recurring operations of the Mahrt Timberland, including interest on outstanding indebtedness and certain capital expenditures (excluding timberland acquisitions), with operating cash flows; assessing the amount of operating cash flows that will be required for redemptions of common stock and additional timberland acquisitions; and distributing residual operating cash flows, if any, to our stockholders. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to repay or refinance the CoBank Loan and to further grow and diversify our portfolio of timber assets. To the extent that significant capital is not raised, we may not be able to repay the CoBank Loan or achieve sufficient economies of scale and diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

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

On September 28, 2012, we entered into the CoBank Loan. Under the CoBank Loan, we can borrow up to $148.0 million in principal, including $133.0 million through the CoBank Term Loan, and up to $15.0 million through the CoBank Revolver. We also have the ability to increase the amount of the CoBank Term Loan by up to $50.0 million under the CoBank Incremental Loan, during the term of the CoBank Loan. The CoBank Loan bears interest at an adjustable rate based on the one-, two-, or three-month LIBOR plus an applicable margin ranging from 2.00% to 2.75% that varies based on the LTV Ratio at the time of determination. Proceeds from the CoBank Loan were used to pay off the outstanding balance of the Mahrt Loan, fund costs associated with closing the CoBank Loan, and partially fund the Property acquisition. As of October 31, 2012 and September 30, 2012, the outstanding balance of the CoBank Loan was approximately $132.4 million and $133.0 million, respectively, all of which was outstanding under the CoBank Term Loan. We intend to maintain substantial amounts outstanding on the CoBank Loan in order to have more funds available for working capital and investment in timberland properties On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full.
The CoBank Loan is subject to mandatory prepayment from proceeds generated from dispositions of timberland and lease terminations. The mandatory prepayment excludes (1) the first $4.0 million of cost basis of timberland dispositions in any fiscal year if (a) LTV Ratio calculated on a pro forma basis after giving effect to such disposition does not exceed 40%, and (b) such cost basis is used as permitted under the CoBank Loan; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the CoBank Loan exceeds $5.0 million. We may make voluntary prepayments at any time without premium or penalty.

The CoBank Loan prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV Ratio is greater than or equal to 40%. So long as our LTV Ratio remains below 40% and we maintain a minimum fixed-charge coverage ratio of 1.05:1:00, we have the ability to declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from operating cash flows on a discretionary basis. The amount of distributions that we may pay to our common stockholders will be determined by our board of directors and is dependent upon a number of factors, including, but not limited to, our financial condition, our capital requirements, our expectations of future sources of liquidity, current and future economic conditions and market demand for timber and timberlands, and tax considerations.

We expect our primary sources of future capital will be derived from the operations of the Mahrt Timberland and from proceeds from the CoBank Revolver and the CoBank Incremental Loan. The amount of cash available for distribution to stockholders and the level of discretionary distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and debt service requirements, redemptions of our common stock, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $10.5 million, which was primarily comprised of net cash receipts from timber and timberland sales and recreational leases in excess of payments for operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses. We intend to use the majority of future cash flows from operating activities, after payments of operating expenses and interest expense, to fund certain capital expenditures and redemptions of our common stock under our Amended SRP.

During the nine months ended September 30, 2012, net cash used in investing activities was approximately $17.8 million, which was comprised of approximately $23.0 million invested in timber, timberland, and related assets, offset by approximately $5.1 million released from lender-required escrow accounts. We expect to utilize the residual cash balance of approximately $11.6 million as of September 30, 2012 to satisfy current liabilities and fund future capital expenditures.

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $12.1 million. We received gross debt proceeds of $133.0 million during the three months ended September 30, 2012, which were used to pay off the outstanding balances of the Mahrt Loan and associated interest (approximately $118.4 million), fund costs associated with closing the CoBank Loan (approximately $0.8 million), and partially fund the Property acquisition (approximately $13.8 million). During the nine months ended September 30, 2012, we accepted proceeds from the sale of common stock under our Follow-On Offering, net of payments of commissions and fees, of approximately $3.5 million, which sales were agreed to by the investors on or before the effective close date for the primary offering of December 31, 2011. We used approximately $0.7 million to fund redemptions of common stock under our SRP and approximately $0.5 million to redeem 356 shares of our preferred stock and related accrued dividends.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next twelve months.

The CoBank Loan contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at the end of each fiscal quarter.

As of September 30, 2012, we believe we were in compliance and expect to remain in compliance with the financial covenants of the CoBank Loan. Additionally, the CoBank Loan requires funding of an account under the control of CoBank equal to approximately six months of interest on the CoBank Loan, during any time the LTV Ratio is 30% or greater, or approximately three months of interest if the LTV Ratio is less than 30%.

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

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a substantial portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberland. Any remaining cash generated from operations may be used to partially fund timberland acquisitions, redeem common and preferred stock and, finally, pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and distributions, if any, are anticipated to be lower as well. Lower distributions may reduce the amount of proceeds raised through the DRP, if any, which would limit the number of shares that we may redeem through our Amended SRP. Proceeds generated from future debt financings may be used to fund capital expenditures, to pay down existing and future borrowings, and to redeem preferred stock.

Our charter precludes us from incurring debt in excess of 200% of our net assets. As of September 30, 2012, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 46%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations. As a result, we are not able to anticipate with any degree of certainty what our debt-to-net-assets ratio will be in the near future.

Contractual Obligations and Commitments

As of September 30, 2012, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$133,000,000	$—	$—	$—	$133,000,000
Estimated interest on debt obligations (1)	17,887,238	953,571	6,115,669	5,995,418	4,822,580
Operating lease obligations	7,382,070	161,801	1,860,092	1,462,377	3,897,800
Other liabilities (2)	1,156,317	6,318	314,558	265,854	569,587
Total	$159,425,625	$1,121,690	$8,290,319	$7,723,649	$142,289,967

(1)
Interest obligations are measured at the contractual rate for variable-rate debt, or at the effectively-fixed rate for variable rate debt with interest rate swaps. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swap. We elected to accrue interest based on the LIBOR Rate on October 3, 2012 under the CoBank Loan and expect to continue to elect the LIBOR Rate. Therefore, future interest obligations are calculated based on the LIBOR Rate.

(2)	Represents net present value of future payments to satisfy a liability assumed upon acquisition of timberland (see Note 3 of the accompanying consolidated financial statements).

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for the Mahrt Timberland for the three months and nine months ended September 30, 2012 and 2011 is shown in the following table:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	%	2012	2011	%
Timber sales volume (tons)
Pulpwood	195,810	248,386	(21)%	498,592	719,156	(31)%
Sawtimber (1)	90,781	67,908	34%	256,239	225,379	14%
	286,591	316,294	(9)%	754,831	944,535	(20)%
Net timber sales price (per ton)(2)
Pulpwood	$10	$9	12%	$10	$9	7%
Sawtimber	$21	$20	5%	$20	$21	(1)%
Timberland sales
Gross sales	$420,260	$—		$10,972,440	$1,021,200
Sales volumes (acres)	213	—		6,016	552
Sales price (per acre)	$1,973	$—		$1,824	$1,850

(1)	Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2011.

Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2012

Revenue. Revenues decreased to approximately $8.9 million for the three months ended September 30, 2012 from approximately $9.5 million for the three months ended September 30, 2011 due to a decrease in timber sales revenue of approximately $0.9 million, offset by an increase in timberland sales revenue of approximately $0.4 million. Timber sales revenue decreased primarily due to planned reductions in harvest volumes. Timberland sales revenue increased due to selling more acres of timberland.

Details of timber sales by product for the three months ended September 30, 2012 and 2011 is shown in the following table:

	For the Three Months Ended September 30, 2011	Changes attributable to:		For the Three Months Ended September 30, 2012
		Price	Volume
Timber sales(1)
Pulpwood	$6,599,009	$249,389	$(1,953,187)	$4,895,211
Sawtimber (2)	2,165,455	85,359	694,868	2,945,682
	$8,764,464	$334,748	$(1,258,319)	$7,840,893

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

We expect future quarterly revenue from timber sales related to the Mahrt Timberland to be lower than 2011 based on planned reduction in harvest volumes.

Operating expenses. Contract logging and hauling costs decreased to approximately $3.9 million for the quarter ended September 30, 2012 from approximately $5.1 million for the quarter ended September 30, 2011 as a result of a decrease of approximately 24% in delivered wood volume. Depletion expense decreased less than the 9% decrease in total harvest volume primarily due to a higher blended depletion rate. Our blended depletion rate was higher in 2012 due to an increase in sawtimber harvests as a percentage of our total harvest from 21% in the third quarter of 2011 to 32% in the third quarter of 2012; sawtimber carries significantly higher depletion rates than pulpwood. Cost of timberland sales increased by approximately $0.3 million due to selling more acres of timberland. Forestry management fees decreased to approximately $0.6 million for the quarter ended September 30, 2012 from approximately $0.7 million for the quarter ended September 30, 2011 primarily due to a decrease in incentive fees incurred under the FRC Timberland Operating Agreement, which are based on net revenue.

Future contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes, while forestry management expense, land rent expense, and other operating expenses are expected to remain relatively stable.

Interest expense. Interest expense increased to approximately $2.3 million for the quarter ended September 30, 2012 from approximately $1.3 million for the quarter ended September 30, 2011 primarily as a result of an increase in noncash interest expense due to a non-recurring write-off of approximately $1.3 million of deferred financing costs in connection with the closing of the CoBank Loan, offset by a lower principal balance outstanding on our debt facility. Interest expense in future periods will vary based on our level of current and future borrowings, the cost of future borrowings, and the opportunities to acquire timber assets fitting our investment objectives. Before additional borrowings and significant changes to the LIBOR Rate, we expect future interest expense to decrease as compared to the quarter ended September 30, 2012 due to a lower interest rate on our debt facility and the non-recurring write-off of deferred financing costs incurred during the current period.

Interest rate risk instrument. Our loss on an interest rate swap that does not qualify for hedge accounting treatment decreased by approximately $0.1 million from the three months ended September 30, 2011. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the quarter ended September 30, 2012. The decrease in the loss was primarily due to a decrease in the length of time remaining under the swap contract and changes in the outlook of future market interest rates. We expect future gains and losses on our interest rate swap that does not qualify for hedge account treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss increased to approximately $2.5 million for the three months ended September 30, 2012 from approximately $2.1 million for the three months ended September 30, 2011, primarily as a result of an approximately $1.0 million increase in interest expense, offset by an approximately $0.5 million improvement in operating loss and an approximately $0.1 million decrease in loss on interest rate swap. Our operating loss improved due to an increase in net timber and timberland sales revenue of approximately $0.3 million and an approximately $0.2 million decrease in operating expense. We sustained a net loss for the three months ended September 30, 2012 primarily as a result of incurring interest expense of approximately $2.3 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and an operating loss of approximately $0.2 million. We leveraged the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the three months ended September 30, 2012 and 2011 was $0.08 and $0.08, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2012

Revenue. Revenues increased to approximately $35.1 million for the nine months ended September 30, 2012 from approximately $29.7 million for the nine months ended September 30, 2011 due to an increase in timberland sales revenue of approximately $10.0 million, offset by a decrease in timber sales revenue of approximately $4.5 million. Timberland sales revenue increased due to selling more acres of timberland. Timber sales revenue decreased primarily due to planned reductions in harvest volumes, offset by improvement in average pricing.

Details of timber sales by product for the nine months ended September 30, 2012 and 2011 is shown in the following table:

	For the Nine Months Ended September 30, 2011	Changes attributable to:		For the Nine Months Ended September 30, 2012
		Price	Volume
Timber sales(1)
Pulpwood	$18,936,342	$320,510	$(6,145,024)	$13,111,828
Sawtimber (2)	7,676,400	95,723	1,241,638	9,013,761
	$26,612,742	$416,233	$(4,903,386)	$22,125,589

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Future revenue in 2012 from timber sales related to the Mahrt Timberland is expected to be lower than 2011 based on planned reduction in harvest volumes.

Operating expenses. Contract logging and hauling costs decreased to approximately $11.8 million for the nine months ended September 30, 2012 from approximately $15.1 million for the nine months ended September 30, 2011 as a result of an approximately 23% decrease in delivered wood volume. Depletion expense decreased approximately 6% to approximately $8.1 million for the first nine months of 2012 from approximately $8.7 million for the same period in 2011 primarily due to an approximately 20% decrease in total harvest volumes, offset by a higher blended depletion rate. Our blended depletion rate was higher in 2012 due to an increase in harvests on leased tracts and an increase in sawtimber harvests as a percentage of our total harvest; timber from leased tracts and sawtimber carry significantly higher depletion rates. Cost of timberland sales increased by approximately $7.1 million due to selling more acres of timberland. Forestry management fees decreased to approximately $1.7 million for the first nine months in 2012 from approximately $2.1 million for the same period in 2011 primarily due to a decrease in incentive fees incurred under the FRC Timberland Operating Agreement, which are based on net revenue. Land rent expense decreased by approximately $0.2 million primarily due to lease expirations.

Future contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes, while forestry management expense, land rent expense, and other operating expenses are expected to remain relatively stable. Cost of timberland sales is directly correlated to the numbers of acres sold.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements increased to approximately $2.4 million for the nine months ended September 30, 2012 from approximately $1.8 million for the nine months ended September 30, 2011 as a result of using different methodologies to determine the amounts due under the Advisory Agreement and its amendments. In the first quarter of 2011, advisor fees and expense reimbursements of approximately $1.6 million were determined under the Advisory Agreement. From the second quarter of 2011 to the first quarter of 2012, advisor fees and expense reimbursements were determined under the Advisory Agreement No. 1. Beginning with the second quarter of 2012, advisor fees and expense reimbursements were determined under Advisory Agreement Amendment No. 2. See Note 8 of our accompanying consolidated financial statements for additional information regarding the Advisory Agreement and its amendments. Future advisor fees and expense reimbursements are expected to correlate to the amount of free cash flow in excess of interest on our outstanding debt or our assets under management.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2012 was comparable to that for the nine months ended September 30, 2011. General and administrative expenses are expected to remain relatively stable in future periods prior to the acquisition of additional timber assets.

Interest expense. Interest expense decreased to approximately $4.2 million for the nine months ended September 30, 2012 from approximately $4.3 million for the nine months ended September 30, 2011 as a result of a lower principal balance outstanding on our debt facility and a lower weighted-average interest rate, offset by higher noncash interest expense due to a non-recurring write-off of approximately $1.3 million of deferred financing costs in connection with the closing of the CoBank Loan. Interest expense in future periods will vary based on our level of current and future borrowings, the cost of future borrowings, and the opportunities to acquire timber assets fitting our investment objectives. Before additional borrowings and significant changes to the LIBOR Rate, we expect future interest expense to decrease as compared to the nine months ended September 30, 2012 due to a lower interest rate on our debt facility and the non-recurring write-off of deferred financing costs incurred during the current period.

Interest rate risk instrument. Our loss on an interest rate swap that does not qualify for hedge accounting treatment decreased to approximately $0.1 million for the nine months ended September 30, 2012 from approximately $0.4 million for the same period in 2011. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the nine months ended September 30, 2012. The decrease in the loss was primarily due to a decrease in the length of time remaining under the swap contract and changes in the outlook of future market interest rates. We expect future gains and losses on our interest rate swap that does not qualify for hedge account treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates.

Net loss. Our net loss decreased to approximately $6.2 million for the nine months ended September 30, 2012 from approximately $8.9 million for the nine months ended September 30, 2011, primarily as a result of an approximately $2.3 million decrease in operating loss, a decrease in interest expense of approximately $0.1 million, and a decrease in loss on interest rate swap of approximately $0.3 million. Our operating loss was lower primarily due to an increase in net timberland sales revenue of approximately $2.8 million, offset by a decrease in net timber sales of approximately $0.7 million. We sustained a net loss for the nine months ended September 30, 2012 primarily as a result of incurring an operating loss of approximately $1.9 million and incurring interest expense and loss on our interest rate swap of approximately $4.4 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. We leveraged the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the nine months ended September 30, 2012 and 2011 was $0.20 and $0.37, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended September 30, 2012, Adjusted EBITDA was approximately $2.8 million, an approximately $0.8 million increase from the three months ended September 30, 2011, primarily due to an increase in net revenue from timber and timberland sales and lower interest payments. For the nine months ended September 30, 2012, Adjusted EBITDA was approximately $13.7 million, an approximately $8.3 million increase from the nine months ended September 30, 2011, primarily due to an increase in net revenue from timberland sales and a decrease in interest payments, offset by a decrease in net revenue from timber sales and an increase in advisor fees and expense reimbursements.

Our reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2012 and 2011 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,519,815)	$(2,120,571)	$(6,238,188)	$(8,941,441)
Add:
Depletion	2,670,288	2,594,248	8,144,576	8,675,870
Unrealized (gain) loss on interest rate swaps that do not qualify for hedge accounting treatment	(213,293)	(97,592)	(665,009)	(209,026)
Interest expense (1)	1,092,534	1,363,655	3,349,288	4,628,052
Amortization (1)	1,523,793	176,240	1,894,489	506,594
Basis of timberland sold	225,460	—	7,187,733	628,229
Basis of casualty loss	25,541	78,091	25,541	78,091
Adjusted EBITDA	$2,804,508	$1,994,071	$13,698,430	$5,366,369

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

On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleged violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint sought, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Subsequent to the filing of the second amended complaint, the plaintiff said it intended to seek monetary damages of approximately $159 million plus prejudgment interest.

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

On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment. On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment. On September 26, 2012, the Court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants.

On October 12, 2012, the plaintiff filed a notice of appeal with the Eleventh Circuit Court of Appeals. On October 22, 2012, Piedmont REIT announced that the parties had reached agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. The settlement, which is subject to Court approval following the negotiation and execution of definitive agreements and the provision of notice to the class, will resolve the appeal and result in the final disposition of the litigation.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although Wells REF believes that it has meritorious defenses to the claims of liability and damages in these actions, Wells REF is unable at this time to predict the outcome of the appeal of this action or, if reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on Wells REF's financial results, financial condition, or liquidity.

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

Subsequent Event

On October 23, 2012, we entered into an interest rate swap agreement with Rabobank to hedge our exposure to changing interest rates on $80.0 million of the CoBank Loan that is subject to a variable interest rate, or the Rabobank Forward Swap. The Rabobank Forward Swap has an effective date of March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Forward Interest Swap, we will pay interest at a fixed rate of 0.91% per annum to Rabobank and will receive one-month LIBOR-based interest payments from Rabobank.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into our loan agreements, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, our derivatives do not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of September 30, 2012, we had approximately $133.0 million outstanding on the CoBank Loan, which matures on August 11, 2018 and bears interest at an adjustable rate based on either the LIBOR Rate or the Base Rate. As of September 30, 2012, the weighted-average interest rate of the CoBank Loan, after consideration of the interest rate swap, was 3.92%, based on the then-effective Base Rate.

We entered into an interest rate swap agreement with Rabobank (the “Rabobank Interest Rate Swap”), effective from September 30, 2010 to March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, we will pay interest at a fixed rate of 2.085% per annum and will receive variable LIBOR-based interest payments from Rabobank based the following schedule:

Start Date	End Date	Notional Amount
September 28, 2012	December 31, 2012	$ 37,500,000
December 31, 2012	March 28, 2013	$ 28,500,000

As of September 30, 2012, $133.0 million of our total debt outstanding is subject to a variable interest rate. As such, a 1.0% change in interest rates would result in a change in interest expense of approximately $1.3 million per year. The amount outstanding on our variable-rate debt facility in the future will be largely dependent upon the level of cash from operations and investor proceeds raised under our DRP, if any, and the rate at which we are able to employ such proceeds in the acquisition of timberland properties and toward the repayment of the CoBank Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q for the period ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On August 6, 2012, we granted 3,000 shares of restricted common stock to our independent directors, Mr. Moss, Mr. Sands, and Mr. Potts, upon their re-election to the board of directors. On September 14, 2012, we granted 2,500 shares of restricted common stock to Henry G. Zigtema upon his appointment to our board of directors. The shares of restricted common stock vest in thirds on each of the first anniversaries of the date of grant. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2012, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2012	1,152	$9.54	1,152	(1)
August 2012	7,335	$9.54	7,335	(1)
September 2012 (2)	15,534	$9.66	15,534	(1)

(1)
Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010, March 16, 2012, and August 6, 2012. The Amended SRP limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the distribution reinvestment plan plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the our debt agreements prohibit us from making redemptions, other than upon the death or qualifying disability of a stockholder, during any period in which the LTV ratio exceeds 40% (see Note 4 of the accompanying consolidated financial statements). Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period and are subject only to the overall limitation that during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our distribution reinvestment plan during the calendar year and any additional amounts reserved for such purpose by our board of directors. Our board of directors may amend, suspend, or terminate the share redemption plan upon 30 days notice. Our board of directors approved a monthly, noncumulative reserve of $150,000 funded with operating cash flows for death or qualifying disability redemptions of common stock. Effective October 1, 2012, the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or confinement to a long-term care facility, will be calculated in the same manner. Specifically, until the initial publication in an Exchange Act report filed with the SEC of an estimated per share value approved by the board, the price per share will be 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder, divided by the number of shares owned by such stockholder that were acquired from us. After the initial estimated per share value publication, the price will be 95% of the estimated per share value, plus or minus any valuation adjustment as provided in the Amended SRP. On August 6, 2012, our board of directors suspended the Amended SRP effective October 1, 2012 until the first full month following the initial publication of the estimated per share value.

(2)
In September 2012, qualified redemption requests exceeded the $150,000 limit set by our board of directors. As a result, September 2012 redemption requests were pro-rated per terms of the SRP. We redeemed $150,000 of shares at 100% of the aggregate amount paid to us. Wells Capital reimbursed us 9% of the amount of shares redeemed in September 2012, or $13,500. As of September 30, 2012, approximately $0.2 million of qualified redemption requests were unfulfilled and returned to the investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2012, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS TIMBERLAND REIT, INC. (Registrant)

Date:	November 5, 2012	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2012 FORM 10-Q OF
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

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the 2010 Second Quarter Form 10-Q)

3.4	First Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 12, 2010)

4.1	Third Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 7, 2012.

10.1*	Second Amended and Restated Credit Agreement

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*     Filed herewith

**
Furnished with this Form 10-Q. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.