Form 10-K
period 2012-12-31
Wells Timberland REIT, Inc.
filed 2013-03-14
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from ______________ to _____________________.

Commission File Number 000-53193

WELLS TIMBERLAND REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)
(770) 449-7800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

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
Yes  ☐   No  ☒
Aggregate market value of the common stock held by non-affiliates was:                                         .While there is no established market for the registrant’s shares of common stock, the registrant has made two public offerings of its shares of common stock pursuant to Registration Statements on Form S-11. In both offerings, the Registrant sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2012 was approximately 31,628,941.
Number of shares outstanding of the registrant’s only class of common stock, as of February 28, 2013: 31,770,130 shares

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
General
Wells Timberland REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We engage in the ownership and management of timberland located in the southeastern United States. We were incorporated on September 27, 2005, and commenced operations on July 11, 2007. Substantially all of our business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which we are the sole general partner, possess full legal control and authority over its operations, and own 99.99% of its common units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, we formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006. Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, Wells Timberland TRS, and the subsidiaries of Wells Timberland OP and Wells Timberland TRS.

We have executed an agreement, as amended, with Wells TIMO (the “Advisory Agreement”), under which Wells TIMO performs certain key functions on our behalf, including, among others, the investment of capital proceeds and management of our day-to-day operations.

The focus of our business is to invest in timberland and to manage that investment in order to provide attractive returns to our investors. We generate income returns in the form of cash flows from harvesting and selling timber, leasing the right to access land and harvest timber, and from pursuing non-timber-related revenue sources. We may pursue other investment opportunities that will complement our timberland investments. We also may invest in other entities that own timberland, or form joint ventures with entities that have complementary investment objectives. When and where we believe that it is appropriate, we also generate cash flow from the sale of lands that have a higher-and-better use (“HBU”). We expect to realize additional long-term returns from the appreciation in the value of our timberland and the standing timber on that land upon the ultimate disposition of our properties. For the years ended December 31, 2012, 2011, and 2010, respectively, the sale of timber accounted for approximately 69%, 89%, and 87% of our revenue. The sale of timberland accounted for approximately 25%, 4%, and 5% of our revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, we owned interests in approximately 288,800 acres of timberland (consisting of approximately 246,300 acres of timberland held in fee-simple interests and approximately 42,500 acres of timberland held in leasehold interests) located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). As of December 31, 2012, the Mahrt Timberland was comprised of approximately 10.1 million tons of merchantable timber inventory, including approximately 6.0 million tons of pulpwood, 2.1 million tons of chip-n-saw, and 2.0 million tons of sawtimber.

In connection with our acquisition of the Mahrt Timberland, we entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The master stumpage agreement provides that we will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to Wells Timberland TRS for harvesting at $0.10 per ton of qualifying timber purchased by MeadWestvaco plus a portion of the gross proceeds received from MeadWestvaco under the fiber supply agreement. The fiber supply agreement provides that MeadWestvaco will purchase specified tonnage of timber from Wells Timberland TRS at specified prices per ton, depending upon the type of timber. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-

Index to Consolidated Financial Statements

term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from the Mahrt Timberland. For the years ended December 31, 2012, 2011, and 2010, approximately 54%, 58%, and 61%, respectively, of our net timber sales revenue was derived from the Timber Agreements. For 2013, we are required to make available for purchase by MeadWestvaco, and MeadWestvaco is required to purchase, a minimum of approximately 0.6 million tons of timber at fiber supply agreement pricing. The loss of MeadWestvaco as a customer would have a material adverse effect on our business.

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

Investment Objectives

Our primary investment objectives are to preserve investor capital, seek long-term capital appreciation from our investments, and generate stable current income. Our investment strategy is to achieve diversifications of timber age class, product species, and markets and customers.

Age Class Diversification. Age class diversification allows us to make adjustments to our short-term and long-term income returns. Forests comprised of younger trees tend to generate less cash flow in the near-term than mature forests because there is less merchantable timber on them. Forests comprised of older trees can generate greater income returns in the near-term; however, the competition to purchase such forests is stronger, and the prices are generally higher.

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

As opportunities arise, we may seek to diversify our timberland investments by locating investment properties in different geographic locations. Such geographic diversification will lessen our dependence on regional economic and other conditions and provides further exposure to different species of trees and to different markets. For a discussion of the risks related to the lack of such diversification or failure to fully implement our investment strategy, see "Item 1A. Risk Factors-Risk Relating to Investing in Us".

Index to Consolidated Financial Statements

Financing Objectives

We have financed our acquisition of the Mahrt Timberland through a combination of debt, the issuance of common stock in our public offerings, and the issuance of preferred stock to Wells Real Estate Funds, Inc. (“Wells REF”), the indirect parent company of Wells TIMO and the direct parent of Wells Capital. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings and to issue preferred stock as a result of sourcing this acquisition in advance of raising substantial investor proceeds under our initial public offering.

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

Our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 45% and 47%, as of December 31, 2012 and 2011, respectively.

Operating Objectives

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

Biological stages of tree growth have a significant effect on the value of the underlying timberland. It takes a certain period of time for planted trees to achieve merchantable growth. The growth in the value of a tree stand is directly tied to the age and size of the trees within that tree stand. Each year, trees grow in terms of both height and width. As a result, assuming that timber prices remain constant and that no trees are harvested or damaged, a timberland property will become more valuable each year simply because the trees within that property have become larger. During certain

Index to Consolidated Financial Statements

growth stages in the life of a tree stand, the value of the timber may increase significantly during a very short period of time. One such period of time is when the trees begin to achieve pulpwood size. For example, for Southern pine in Georgia and Alabama, this generally occurs between 11-15 years in the life of a tree, and results in the tree changing from having no merchantable value to achieving values typically ranging from $8.00 to $10.00 per ton. Another such period of time occurs when pulpwood trees reach “chip-n-saw” size, which generally occurs between 16-22 years in the life of a tree. Southern pine “chip-n-saw” prices may be two to three times those for pulpwood trees. Another value increase occurs when trees can be sold as large sawlogs, which generally occurs when the tree is older than approximately 23 years of age in the Southern United States, and sawlogs could be twice the value of chip-n-saw.

We focus on operating the Mahrt Timberland to produce attractive short-term and long-term income and appreciation returns. One component of this management approach entails growing and harvesting as much wood as possible in the context of supply and demand for wood in the local wood markets. However, a competing component of this approach entails managing the timber inventory on each property, so that each property will be attractive to a potential buyer. We seek to balance these two strategies in a manner that optimizes the returns to stockholders consistent with our investment objectives.

We will continue to focus on the following key operating factors:

•	generating sufficient cash flow from operations to meet required obligations of our existing debt;

•	maximizing the value of our timberlands through intensive forest management while practicing environmentally responsible resource stewardship; and

•	controlling administrative and operating expenses as a percentage of revenues.

Board of Directors Review of Our Policies

Our independent directors have reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Investment Policies. We focus our investment efforts on the ownership and management of income-generating timberland in order to provide attractive short-term and long-term returns to our investors. This focus is preferred because we believe it best enables us to achieve our goals of preserving investor capital, realizing capital appreciation upon the ultimate sale of our assets, and generating current income. We may pursue other investment opportunities that will complement our timberland investments. Our advisor, Wells TIMO, has extensive expertise in the management of timberland investments.

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

Borrowing Policies. We have a limitation on borrowing that precludes us from borrowing in excess of 200% of the value of our net assets, which we refer to as our net assets limitation. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depletion, depreciation, reserves for bad debts, and other noncash reserves, less total liabilities, calculated quarterly by us on a basis consistently applied. Any borrowings in excess of this limitation requires an amendment to our charter that must be approved by a majority of our stockholders who are entitled to vote on the matter. As of December 31, 2012, our debt-to-net-assets ratio was approximately 45%. Over the long-term, we generally expect to limit our borrowing to approximately 65% of the cost of our timber assets before adjustments for noncash reserves, depletion, amortization, and depreciation. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders.

Index to Consolidated Financial Statements

Policies Regarding Operating Expenses. Our charter limits our total operating expenses to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended, as these terms are defined in our charter, unless our board of directors has determined that such excess expenses were justified based on unusual and nonrecurring factors. For the four consecutive quarters ended December 31, 2012, total operating expenses represented approximately 1.40% of average invested assets.

Offering Policies. Effective December 31, 2011, we concluded our primary public offering of shares. We may offer shares to our existing stockholders through our DRP to the extent we make future cash distributions to our stockholders. Over the long term, we believe that offering shares under our DRP is in the best interest of our stockholders. If and when we pay cash distributions, the DRP is expected to provide an important source of funding for our share redemption plan and increase the likelihood that we will be able to (i) continue to pay down acquisition-related debt; (ii) acquire timberland properties at an attractive price, thereby improving stockholder returns; and (iii) further diversifying our portfolio of timberland properties, thereby reducing risk in our portfolio.

Listing Policy. We believe it continues to be in the best interest of our stockholders not to list our common shares for trading on a national exchange at this time. First, we just recently completed our primary public offering effective December 31, 2011. Second, it is more cost effective to remain unlisted and utilize Wells TIMO as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the benefit of being able to provide our stockholders with liquidity in the near-term through a stock exchange listing is outweighed by allowing the portfolio to mature and then completing a liquidity event such as a stock exchange listing of the shares or a sale or merger transaction that would result in our stockholders receiving cash or tradable securities having a value per share that is anticipated to be higher than the price at which our shares would likely trade today. Our charter currently requires that, in the event that our common stock is not listed on a national exchange by August 11, 2018, we must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) seek stockholder approval to begin liquidating our investments and distributing the resulting proceeds to the stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Employees

We have no direct employees. The employees of Wells TIMO and its affiliates provide services for us related to asset and forestry management, accounting, investor relations, and other administrative services. Wells TIMO is entitled to compensation as our advisor pursuant to the terms of the Advisory Agreement. We incurred approximately $3.7 million, $3.3 million, and $6.1 million in advisor fees and expense reimbursements for the years ended December 31, 2012, 2011, and 2010, respectively. See "Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence" for a detailed discussion of our related-party agreements, transactions, fees, and reimbursements.

Competition

Selling timber is highly competitive in the current market, and we will experience competition from owners and managers of competing timberland properties for the procurement of timber supply agreements. As a result, we may have to offer price concessions or other inducements to timber users in order to procure timber supply agreements, all of which may have an adverse impact on our results of operations. Also, as we seek to acquire assets, we are in competition for targeted timberland tracts with other similar timber investment companies, as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timberland tracts to become the purchaser if another suitable tract cannot be substituted. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.

Index to Consolidated Financial Statements

Operational Dependency

We have engaged Wells TIMO, a wholly owned subsidiary of Wells Capital, to provide certain services essential to us, including asset management services, supervision of forestry management, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. Wells TIMO is dependent on Wells Capital to provide certain services that are essential to their operations. This agreement can be terminated by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells TIMO.

Wells Capital and Wells TIMO are both owned and controlled by Wells REF. Historically, the operations of Wells Capital, Wells TIMO, Wells Investment Securities, Inc. ("WIS"), Wells Management Company, Inc. (“Wells Management”), Wells Core Office Income REIT Advisory Services, LLC ("Wells Core Advisor"), and their affiliates represent substantially all of the business of Wells REF. Accordingly, we focus on the financial condition of Wells REF when assessing the financial condition of Wells Capital and Wells TIMO. In the event that Wells REF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, Wells Core Advisor, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by us and other Wells REF-sponsored programs, as well as any distribution income earned from equity interests in another REIT. As of December 31, 2012, we had no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between Wells REF, or its affiliates, and Wells Timberland REIT, or other Wells REF-sponsored programs, could impact Wells REF’s future net income and future access to liquidity and capital resources. For example, a large portion of Wells REF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on Wells REF for the same level of services beyond December 31, 2013. As such, Wells REF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

Economic Dependency

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

Index to Consolidated Financial Statements

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

On October 22, 2012 Piedmont REIT announced that the parties reached agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court. On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013, to determine whether to grant final approval of the settlement. The settlement, which is subject to court approval following notice to the class, will resolve the appeal and result in the final disposition of the case.

Index to Consolidated Financial Statements

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

Access to SEC Filings

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge from our website at www.wellstimberland.com, or through a link to the www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

There is no current public trading market for our shares and we have no current plans to apply for listing on any public securities market. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding shares, or more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding common shares, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase stockholders’ shares. In addition, we have adopted an amended and restated share redemption plan (“SRP”) that includes numerous restrictions that limit stockholders' ability to sell their shares. The SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or confinement to a long-term care facility, will be at a price equal to 95% of our estimated value per share. On December 14, 2012, our board of directors determined that our estimated per share value as of September 30, 2012 was $6.56, resulting in a redemption price of $6.23 per share, which is less than the maximum offering price per share in our public offerings of $10.00 per share. Our board is free to further amend or terminate the SRP upon 30 days’ notice. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their purchase price. It is also likely that a stockholder’s shares will not be accepted as the primary collateral for a loan.

The estimated per-share value of our common stock as determined by our board of directors is subject to certain limitations and qualifications and may not reflect the amount you would obtain if you tried to sell your shares or if we liquidated our assets.

We previously established the offering price of our shares on an arbitrary basis, which bore no relationship to our book or asset values or to any other established criteria for valuing shares and was likely higher than the proceeds that you would receive upon liquidation or a resale of your shares if they were to be listed on an exchange or actively traded by broker/dealers, especially in light of the upfront fees that we paid in connection with the issuance of our shares.

Index to Consolidated Financial Statements

On December 14, 2012, to assist broker/dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements, our board of directors established an estimated per-share value of our common stock. The estimated value of $6.56 per share as of September 30, 2012 determined by our board of directors was consistent with the recommendation of our advisor, a third-party certified public accounting firm and a third-party forest consulting and certified timber valuation firm engaged by our board. The estimated value was based on a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per-share value. Accordingly, with respect to its estimated per-share value, we can provide no assurance that:

•	a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares;

•
we would be able to achieve, for our stockholders, the estimated per-share value, upon a listing of our shares of common stock on a national securities exchange, selling our timber portfolio, or merging with another company; or

•
the estimated per-share value, or the methodologies relied upon to estimate the per-share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

For a full description of the limitations and qualifications of the estimate, please refer to "Item 5-Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities".

The previous redemption price for shares under our SRP exceeds our estimated value per share, which has resulted in dilution to our remaining stockholders.

Under our SRP, to date we have only been able to redeem shares in connection with death, disability or confinement to a long-term care facility and such shares were all redeemed at a price per share equal to the price paid by the investor whose shares were subject to redemption. The maximum redemption price that may have been paid under the program prior to the determination of our estimated per share value was $10.00 per share, which was the maximum offering price of our shares of common stock in the primary portion of our public offerings.

On December 14, 2012, we announced an estimated per-share value of our common stock equal to $6.56 per share, calculated as of September 30, 2012. Therefore, prior to publication of an estimated per share value, we redeemed shares for an amount exceeding our estimated per share value, meaning that all previous redemptions were dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the redemptions may be dilutive to our remaining stockholders. If timber market fundamentals continue to deteriorate and we update our estimated per share value to reflect this deterioration, the current redemption price under our SRP may exceed our updated estimated per-share value.

We have completed only one significant timberland acquisition and if we are unable to raise additional equity or debt proceeds, we will be limited in the number and type of investments we may make, and the value of a stockholder's investment in us will fluctuate with the performance of the specific properties we acquire.

We have completed only one significant timberland acquisition. Our ability to identify and acquire well-performing properties and achieve our investment objectives depends upon the performance of our advisor in the selection of our investments and the ability of our advisor to obtain debt or equity financing on our behalf. Our Follow-On Offering expired on December 31, 2011. Unless we are able to raise additional equity or debt proceeds, we may not be able to achieve a broadly diversified timberland property portfolio. In that case, the likelihood of our profitability being affected by the performance of the Mahrt Timberland will increase. A stockholder's investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of timberland properties.

Index to Consolidated Financial Statements

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

The greater the number of entities and resources competing for timberland properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions to stockholders. Our advisor may not be successful in obtaining suitable investments on financially attractive terms, and, that if our advisor makes investments on our behalf, our objectives may not be achieved. Delays we encounter in the selection and acquisition of properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

We are substantially dependent on our business relationships with MeadWestvaco and its affiliated entities, and our continued success will depend on their economic performance.

We entered into the Timber Agreements with MeadWestvaco in connection with the acquisition of the Mahrt Timberland. The Timber Agreements provide that we will sell specified amounts of timber to a subsidiary of MeadWestvaco, subject to market pricing adjustments. The Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from the Mahrt Timberland. Our financial performance is substantially dependent on the economic performance of MeadWestvaco and its affiliates as consumers of our wood products. Approximately 54% of our net timber sales revenue in 2012 was derived from these Timber Agreements. Therefore, our business and financial condition may be negatively and adversely impacted if the financial performance of MeadWestvaco suffers.

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

As of the date of this report, we have not paid any cash distributions. If we do make distributions to our stockholders, the actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements, tax considerations, and restrictive covenants imposed on us by our credit agreements. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of any distributions to our stockholders entirely from our cash flow from operations. However, we may borrow funds to make cash distributions. In the event that we are unable to consistently fund any distributions to stockholders entirely from our cash flows from operations, the value of a stockholder’s shares upon the possible listing of our stock, the sale of our assets, or any other liquidity event may be reduced.

Index to Consolidated Financial Statements

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and a stockholder’s overall return may be reduced.

As of the date of this report, we have not paid any cash distributions. There are many factors that can affect the availability and timing of distributions to stockholders. We expect to fund any distributions principally from cash flow from operations; however, our organizational documents permit us to pay distributions from any source, including borrowings or from net equity proceeds raised under our DRP. If we fund distributions from financings or the net equity proceeds pursuant to our DRP, we will have fewer funds available for the investment in, and acquisition of, properties; thus, the overall return to our investors may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its fees under the Advisory Agreement. We can give no assurance that we will be able to pay cash distributions, or that if paid, such cash distributions will be funded from cash flow from operations.

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

Our success depends to a significant degree upon the contributions of certain key personnel, including Leo F. Wells, III, Douglas P. Williams, Robert F. Kennedy, Brian M. Davis, Troy A. Harris, and Don L. Warden, each of whom are key personnel of our advisor or Wells Capital, its manager, and would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of these key personnel were to cease their affiliation with our advisor or its manager, our operating results could suffer. We do not intend to maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our advisor and its manager to retain highly skilled managerial, operational, and marketing personnel. Competition for retention of our advisor’s and its manager’s existing skilled personnel is intense, and our advisor and its manager may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special

Index to Consolidated Financial Statements

expertise in certain services or as to timberland properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If our advisor or its manager loses or is unable to obtain the services of highly skilled personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of stockholders’ investments may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

Our advisor, Wells TIMO, currently has only eight employees and will rely upon the employees of its manager, Wells Capital, to perform many of the services our advisor is required to perform for us. We are dependent on our advisor to select our investments and conduct our operations; thus, adverse changes in the financial health of Wells Capital could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments. As a general partner to many Wells-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide on behalf of Wells TIMO, our operations and financial performance could suffer as well, which would limit our ability to make distributions and decrease the value of stockholders’ investments.

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

Index to Consolidated Financial Statements

We issued quarterly common stock dividends to stockholders of record as of certain dates between August 9, 2010 and December 15, 2011. The stock dividends annualized to a 2% rate in 2011 and 3% rate in 2010. If an investor purchased shares in our Follow-On Offering but was not a stockholder of record for any of the stock dividend periods, the investor’s interest in us was diluted as a result of the additional shares issued to those stockholders of record. Should our board of directors decide to issue additional common stock dividends, and should an investor purchase shares after the periods selected by our board as record dates for such common stock dividends, the investor’s interest in us will be further diluted.

Risks Related to Conflicts of Interest

Wells Capital, its affiliates, and our officers will face competing demands on their time, and this may cause our operations and stockholders’ investments to suffer.

We rely on Wells TIMO, our advisor, for the day-to-day operation of our business. Wells TIMO relies on the personnel of its parent company and manager, Wells Capital, to perform many of the services Wells TIMO is required to perform as our advisor. Wells Capital and its affiliates, including Leo F. Wells, III, our President and Director and the President of Wells Capital; and Douglas P. Williams, our Executive Vice President and the Senior Vice President of Wells Capital, have interests in other Wells programs and engage in other business activities, including providing advisory services to Wells Core Office Income REIT, Inc. (“Wells Core REIT”), and other Wells REF-sponsored real estate programs. As a result, they will have conflicts of interest in allocating their time among us and other Wells programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of stockholders’ investments, may decline.

Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital, its affiliates, and other Wells REF-sponsored programs, which could hinder our ability to successfully implement our business strategy and to generate returns to stockholders.

Our executive officers and one of our directors, Leo F. Wells III, are also officers and/or directors of Wells Capital, our dealer-manager, and other affiliated entities and Wells REF-sponsored programs. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and operational opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

Under the Advisory Agreement between us, Wells Timberland OP, and Wells TIMO, and pursuant to the terms of the special units Wells TIMO owns in Wells Timberland OP, Wells TIMO is entitled to fees and other payments from us and Wells Timberland OP that are structured in a manner intended to provide incentives to Wells TIMO to perform in our best interest and in the best interest of our stockholders. However, because Wells TIMO is entitled to receive compensation upon the disposition, but not the acquisition, of our assets, its interests may not be wholly aligned with those of our stockholders. As a result, these compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the affiliates of Wells TIMO who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

Index to Consolidated Financial Statements

•	the continuation, renewal, or enforcement of the Advisory Agreement with Wells TIMO;

•	property sales, which entitle Wells TIMO to real estate commissions and possible success-based payments;

•	the valuation of our timberland properties, which determines the amount of the asset management fee payable to Wells TIMO and affects the likelihood of any success-based payments;

•	property acquisitions from third parties, thereby increasing the likelihood of related fee income for Wells TIMO;

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

We are dependent upon Wells TIMO and its affiliates to conduct our operations; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon Wells TIMO and its affiliates to conduct our operations. Thus, adverse changes to our relationship with, or the financial health of, our advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

We limit the number of shares redeemed pursuant to our SRP as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (2) we may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for redemptions (other than those following an investor’s death or qualifying disability) since the beginning of the then-current calendar year to exceed the sum of (x) the net proceeds from the sale of shares under our DRP during such period and (y) any additional amounts reserved for such purpose by our board of directors. We have not yet paid any cash distributions and, therefore, have not received any proceeds under our DRP. In addition, our board of directors has not reserved any amounts except for redemptions made in connection with death, qualifying disability, or confinement to a long-term care facility. Therefore, these limits are likely to prevent us from accommodating all redemption requests made in any year. The price for all redemptions is now equal to 95% of our estimated per-share value. These restrictions will severely limit stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invested.

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

Index to Consolidated Financial Statements

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

We had 27,585 shares of Series A preferred stock and 9,807 shares of Series B preferred stock (the "Preferred Stock") outstanding as of December 31, 2012. Prior to May 9, 2011, dividends accrued on the shares of the Preferred Stock daily at a rate of 8.5% per year of the issue price of $1,000 per share. On May 9, 2011, our board of directors approved a decrease in the annual dividend rate on the Preferred Stock from 8.5% to 1.0%. If we are liquidated or dissolved, the holders of the Preferred Stock are entitled to receive the issue price of $1,000 per share, plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock. As a result, the amount of funds holders of our common stock would otherwise receive upon a liquidation or dissolution would be reduced in the event the Preferred Stock had not been redeemed prior to such an event.

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

Index to Consolidated Financial Statements

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

The forest products industry is highly competitive in terms of price and quality. We own only a single significant timberland investment. Many of our competitors, both domestic and international, have substantially greater financial and operating resources and are better able to absorb the risks of timberland investing. In recent years, the timberland investment business has experienced increasing competition for the purchase of timberland properties from both commercial and residential real estate developers as a result of urban and suburban expansion. We expect this trend

Index to Consolidated Financial Statements

to continue. Many real estate developers have substantially greater financial resources than our company. In addition, many developers tend to use high relative amounts of leverage to acquire development parcels, which we may not be willing or able to incur. Purchases of timberland parcels for development not only reduce the amount of suitable timberland investment properties, but also tend to separate larger, existing timberland properties into smaller units, which have reduced economies of scale and are less desirable for harvesting and the future marketability of the property for timber harvesting or other uses. Competition from real estate developers and others limits the amount of suitable timberland investments available for us to acquire, and any increase in the prices we expect to pay for timberland may reduce the returns, if any, we are able to achieve for our stockholders.

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Risks Associated with Debt Financing

Economic conditions may have an impact on our business, our financial condition, and our ability to obtain debt financing in ways that we currently cannot predict.

Turmoil in the global financial system may have an impact on our business and our financial condition. Despite improved access to capital for some companies, the capital and credit markets continue to be affected by extreme volatility and disruption during the past four years. The health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has

Index to Consolidated Financial Statements

caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The Federal Deposit Insurance Corporation's list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets. Liquidity in the global credit market has been severely contracted by market disruptions, and new lending is expected to remain subdued in the near term. We have relied on debt financing to finance the Mahrt Timberland. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Disruptions in the financial markets could have an impact on our interest rate swap agreements if our counterparties are forced to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. We may be materially and adversely affected in the event of a significant default by one of our counterparties. In addition, depressed economic conditions could influence the levels of consumer spending and reduce the demand for goods produced from our wood, which would have a material adverse effect on our financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions; industry cycles; and financial, business, and other factors affecting our operations, many of which are beyond our control.

If we default on the terms of the CoBank loan, stockholders who invest in us prior to the repayment of the loan could lose some or all of their investment.

In September 2012, we borrowed approximately $133.0 million to refinance the outstanding Mahrt loan balance and to partially fund a property acquisition. As of December 31, 2012, the CoBank loan had a principal balance of approximately $132.4 million, which we must repay on or before August 11, 2018. The CoBank loan is secured by, among other things, a first priority security interest in the Mahrt Timberland. Our ability to repay the CoBank loan is dependent upon the success of our operations in generating sufficient cash flow to meet our obligations under the CoBank loan. If we are unable to repay the CoBank loan when due, then unless we are able to refinance the CoBank loan or otherwise amend its terms, we will be in default under the CoBank loan. If we default on the CoBank loan and if the lenders under the CoBank loan foreclose upon their security interest, our existing stockholders could lose some or all of their investment and it would be unlikely that we would be able to meet our investment objectives or continue our operations.

We may incur additional indebtedness which could increase our business risks and may reduce the value of a stockholder’s investment.

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

Index to Consolidated Financial Statements

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

Increases in interest rates could increase the amount of our debt payments and further hinder our ability to pay distributions to our stockholders.

We have incurred significant indebtedness that accrues interest at a variable rate, and we may incur additional debt in the future. Interest we pay under the CoBank loan and any other debt we incur will reduce our operating cash flows and further hinder our ability to make distributions to our stockholders. Additionally, if we incur additional variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

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

Actions of a joint venture partner could reduce the returns on our joint venture investments and decrease stockholders’ overall return.

We may enter into joint ventures with third parties to acquire properties. We may also purchase properties in joint ventures or in partnerships, co-tenancies, or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

Index to Consolidated Financial Statements

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

Federal Income Tax Risks

Failure to continue to qualify as a REIT could reduce our net income, if any, and cash available for distributions.

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code of 1986, as amended, or the Code. We have no assurances that we will satisfy the requirements for REIT qualification in the future. Future legislative, judicial, or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal and state income tax on our taxable income, if any, at corporate rates and/or penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. To the extent we have taxable net income, losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

Even if we continue to qualify for and elect to be taxed as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to federal and state corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

Index to Consolidated Financial Statements

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

To maintain our REIT status, we must distribute to our stockholders each year 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (2) the effect of nondeductible capital expenditures, or (3) the creation of reserves. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

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

We conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRS. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs enables us to engage in non-REIT-qualifying business activities, such as the sale of HBU properties. However, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT-qualifying operations. Furthermore, because the income earned by our TRSs is subject to corporate income tax and is not subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we expect to use them.

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

Index to Consolidated Financial Statements

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

The annual statement of value that we send to stockholders subject to ERISA and to certain other plan stockholders is only an estimate and may not reflect the actual value of our shares.

The annual statement of value will report the estimated value of each share of common stock as of the close of our fiscal year. On December 14, 2012, our board of directors determined that our estimated per-share value was $6.56 as of September 30, 2012. The valuation was based on a number of estimate and assumptions that may not be accurate or complete. Stockholders should be aware that:

Index to Consolidated Financial Statements

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
As of December 31, 2012, we owned interests in approximately 288,800 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 288,800 acres, we owned fee-simple interests in approximately 246,300 acres and leasehold interests in approximately 42,500 acres. As of December 31, 2012, our timberlands contained an estimated 10.1 million tons of merchantable timber inventory, of which approximately 6.0 million tons was pulpwood, 2.1 million tons was chip-n-saw, and 2.0 million tons was sawtimber.

Our methods of estimating our timber inventory are consistent with industry practices. We must use significant assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of oldest pre-merchantable age class into merchantable inventory. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors.

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

Certain of our affiliates are engaged in various legal actions, including securities litigation, that are discussed more fully in "Item 1. Business. Assertion of Legal Action Against Related Parties".

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of February 28, 2013, we had approximately 31.8 million shares of common stock outstanding held of record by a total of approximately 10,597 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of our shares.
To assist FINRA members who participated in our public offerings of common stock fulfill their obligations under FINRA rules relating to customer account statements, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor prepares annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of IRAs in the preparation of their reports relating to an investment in our shares. On December 14, 2012, we announced an estimated per-share value of our common stock of $6.56 per share, calculated as of September 30, 2012. The valuation methodology used is described below.

Estimated Per-Share Valuation Methodology

Summary:

In arriving at this estimate, which was determined as of September 30, 2012, we engaged (i) American Forest Management, Inc., a third-party forest consulting and certified timber valuation firm (“AFM”), to appraise our timber assets, which include timber, timberland and intangible lease assets, and (ii) Bennett Thrasher PC, an independent certified public accounting and consulting firm (“Bennett Thrasher”), to estimate the fair value of our non-timber assets and liabilities and preferred equity, and to use those estimates along with AFM's appraisal of our timber assets to calculate an estimated fair value of the shares of our common stock, including those shares issued to our stockholders as stock dividends.

The engagements of AFM and Bennett Thrasher were approved by our board of directors. AFM and Bennett Thrasher's analyses, opinions, and conclusions were developed in conformity with the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the American Society of Farm Managers and Rural Appraisers and in conformity with the Uniform Standards of Professional Appraisal Practice. Our board of directors and our advisor reviewed these analyses, opinions, and conclusions.

AFM and Bennett Thrasher worked with our advisor and our board of directors to gather information regarding our assets and liabilities. On December 6, 2012, Bennett Thrasher delivered a final report to our advisor, who shared the report with our board of directors. At a subsequent meeting of our board of directors, the advisor presented the report and recommended an estimated per-share value of our common stock. Our board of directors considered all information provided in light of its own extensive familiarity with our assets and liabilities and unanimously agreed upon an estimated value of our common stock of $6.56 per share, which is consistent with both the advisor's recommendation and Bennett Thrasher's estimate.

The estimated per-share value of our common stock was calculated by aggregating the fair values of our assets, subtracting the fair values of our liabilities and preferred equity, and dividing the total by the number of our common shares outstanding, including those shares issued to our stockholders as stock dividends, all as of September 30, 2012. Stock dividends issued to our stockholders had a dilutive impact on our estimated per-share value of $0.25 per share. The potential dilutive effect of our common stock options does not impact the estimated per-share value. The estimated common stock value is the same as our net asset value less the then-current fair value of our preferred equity. It does

Index to Consolidated Financial Statements

not reflect "enterprise value," which may include a premium for our rights under the Advisory Agreement and our potential ability to secure the services of a management team on a long-term basis.

Our key objectives are to arrive at an estimated per-share value of our common stock that is supported by methodologies and assumptions that are appropriate based on the current circumstances and calculated using processes and procedures that may be repeated in future periods. We believe that this approach comports with industry-standard valuation methodologies used for nontraded real estate companies.

Details:

As of September 30, 2012, the estimated per-share value of our common stock was calculated as follows:

Timber assets	$11.70	(1)
Debt	(4.18)	(2)
Preferred equity	(1.24)	(3)
Other non-timber assets and liabilities, net	0.28	(4)
Estimated net asset value per-share of common stock	$6.56
Estimated enterprise value premium	None assumed
Total estimated value per-share of common stock	$6.56

(1)
Our timber assets were appraised using valuation methods that we believe are typically used by investors for similar timberland properties, including (i) comparison with sales of similar properties, (ii) determination of the market costs of the property's distinct components, and (iii) 25-year discounted cash flow models. All three approaches were used to arrive at the final value conclusion. Using this methodology, the appraised value of our timber assets reflects an overall decline from original purchase price, exclusive of acquisition costs and adjusted for post-acquisition capital investments and dispositions, of 10.3%. This decline was due to a decrease in merchantable timber on leased timberland (see below for more information regarding use of funds generated from these leased timberland tracts), offset by a modest increase in the value of our fee-interest timberland. We believe that the assumptions employed in the valuation are within the ranges used for similar timberland properties and held by investors with similar expectations to our investors.

The following are the key assumptions that are used in the discounted cash flow models to estimate the value of our timber assets:

Discount rate	5.51%
Annual price appreciation:
Inflation (all costs)	0.00%
Bare land	0.50%
Pulpwood*	0.26%
Sawtimber*	0.40%
Recreational lease rates	1.00%
Holding period	25 years
* Represents weighted-average rates based on volumes, as calculated.

While we believe these assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our timber assets. For example, assuming all other factors remain unchanged, a change in the annual discount rate of 0.25% would yield a change in our total timber asset value of 1.13%.

Index to Consolidated Financial Statements

(2)
The fair values of our debt instruments were estimated using discounted cash flow models, which incorporate assumptions based on certain quantitative and qualitative factors that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to us. The fair value of our debt as of September 30, 2012 is estimated to equal its book value.

(3)
The fair value of the preferred equity was estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar arrangements to companies with credit profiles similar to us. The preferred stock currently accrues dividends at an annual rate of 1.0%. If we were liquidated or dissolved, the preferred stock will be redeemed at the original issuance price of $1,000 per share plus any accrued but unpaid dividends (the “Preferred Equity Book Value”) before any payment may be made to the holders of our common stock. Furthermore, we may redeem our preferred stock at the Preferred Equity Book Value any time at the discretion of our board of directors. As of September 30, 2012, the Preferred Equity Book Value of the preferred stock represented approximately $1.53 per share of common stock.

(4)	The fair values of our non-timber assets and liabilities were estimated to materially reflect book value given their typically short-term (less than one year) settlement periods.

The estimated per-share value of our common stock as of September 30, 2012 ($6.56) has been adversely affected by:

▪	the economic downturn experienced over the last four years and its impact on:

◦	capital markets, including the disruption of flow of both equity and debt capital into similar investments; and

◦	timber and timberland markets, including the tepid outlook on housing and lumber pricing expectations.

▪	the carrying costs related to our debt capital, which was higher than originally anticipated largely due to the lack of equity capital raised by us during the economic downturn; and

▪	a decrease in merchantable timber on our leased timberland due to harvesting, from which net timber sales revenues were primarily used to fund carrying costs on our debt capital.

Wells TIMO and our board of directors elected to undertake two initiatives that positively affected the estimated per-share value of our common stock. In January 2012, Wells TIMO made the decision to forgo over $27 million in advisory fees. In addition, in May 2011, Wells REF, our advisor's parent company, agreed to a decrease in the annual dividend rate on the $37 million of preferred equity it held from 8.5% to 1.0% and our board of directors has not authorized payment of these dividends — allowing the capital to remain in the business.

We generally plan to update the estimated per-share value of its common stock on an annual basis.

Limitations and Risks

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete (see footnotes in "Estimated Per-Share Valuation Methodology" section above).  Different parties with different assumptions and estimates could derive a different estimated per-share value.  Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

▪	a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares;

▪
we would be able to achieve, for our stockholders, the estimated per-share value, upon a listing of our shares of common stock on a national securities exchange, selling our timber portfolio, or merging with another company; or

▪
the estimated per-share value, or the methodologies relied upon to estimate the per-share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

Index to Consolidated Financial Statements

Furthermore, the estimated value of our shares of common stock was calculated as of a particular point in time. The value of our common stock will fluctuate over time in response to, among other things, changes in timber and timberland market fundamentals, capital market activities, and attributes specific to the timberland and supply agreements within our portfolio.

Offerings of Common Stock

On August 11, 2006, we commenced our initial public offering (the “Initial Public Offering”) of up to 85.0 million shares of common stock, of which 75.0 million shares were offered in the primary offering for $10.00 per share and 10.0 million shares were reserved for issuance through the DRP. We terminated the Initial Public Offering on August 11, 2009. We raised gross offering proceeds of approximately $174.9 million from the sale of approximately 17.6 million shares under the Initial Public Offering.

On August 6, 2009, we commenced our follow-on offering (the “Follow-On Offering”) of up to 220.9 million shares of common stock, of which 200.0 million shares were offered in a primary offering for $10.00 per share and 20.9 million shares of common stock were reserved for issuance through our DRP. Effective December 31, 2011, we ceased offering shares for sale under the Follow-On Offering. From January 1, 2012 to February 13, 2012, we accepted $4.1 million of additional gross offering proceeds from the sale of approximately 0.4 million additional shares under the Follow-On Offering, which sales were agreed to by the investor on or before December 31, 2011. On March 15, 2012, we withdrew from registration the unsold primary offering shares. We raised gross offering proceeds of approximately $123.8 million from the sale of approximately 12.5 million shares under the Follow-On Offering.

In addition to the Initial Public Offering and the Follow-On Offering (collectively, the "Public Offerings"), we also offered up to approximately 11.4 million shares of our common stock to non-U.S. persons in a private placement, of which approximately 10.4 million shares were offered in a primary offering at $9.65 per share and up to approximately 1.0 million shares were reserved for issuance through an unregistered DRP (the “2010 German Offering”). The 2010 German Offering expired on August 6, 2011 and we raised approximately $8.5 million from the sale of approximately 0.9 million shares in the 2010 German Offering.

We raised gross offering proceeds from the sale of common stock under the Public Offerings and the 2010 German Offering (collectively, the "Offerings") of approximately $307.2 million. After deductions for payments of selling commissions and dealer-manager fees of approximately $24.7 million, other organization and offering expenses of approximately $1.4 million, approximately $0.4 million in placement and structuring agent fees, and common stock redemptions of approximately $2.6 million under the SRP, we had received aggregate net offering proceeds of approximately $278.1 million, which was used to partially fund the Mahrt Timberland acquisition, service acquisition-related debt, redeem shares of its preferred stock, and fund accrued dividends on redeemed shares of preferred stock.
The percentage of the cost of raising capital under our Public Offerings to the amount of capital raised was 9.3%.

Distributions

The terms of our credit agreements prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our loan-to-collateral ratio is greater than or equal to 40%. The loan-to-collateral ratio (the "LTV Ratio") is expressed as a percentage of (a) the outstanding amount of all loans outstanding, less certain amounts permitted to be set aside under the terms of our credit agreements, for working capital and other purposes and any cash balances accumulated to fund distributions or any future acquisitions, to (b) the value of the timberland assets, as determined in accordance with our credit agreements. So long as our LTV Ratio remains below 40% and we maintain a minimum fixed-charge coverage ratio, as defined, of 1.05:1:00, we may declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from future operating cash flows on a discretionary basis. The amount of distributions that we pay to our common stockholders will be determined by our board of directors and is dependent upon a number of factors, including the funds available for distribution to common stockholders, our financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code.

Index to Consolidated Financial Statements

Redemptions of Common Stock

Our board of directors adopted a share redemption plan, or SRP, as amended and restated, that allows stockholders who hold their shares for more than one year to sell their shares back to us, subject to certain limitations and penalties. Redemptions sought within two years of the death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility of a stockholder ("Qualified Special Redemptions") do not require a one-year holding period. Shares redeemed under the SRP, other than Qualified Special Redemptions, are limited to the lesser of (i) the sum of net proceeds received from the sale of shares through the DRP plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. Qualified Special Redemptions are limited to the sum of net proceeds received from the sale of shares through the DRP plus any additional amounts reserved for redemptions by our board of directors. To date, we have not received proceeds from the sale of shares through the DRP, as we have not made cash distributions to our stockholders. Our board of directors has approved a monthly, non-cumulative reserve of $150,000 to fund Qualified Special Redemptions. This reserve is currently funded by operating cash flows. However, we may borrow to fund future Qualified Special Redemptions. To the extent we do not receive proceeds from the sale shares of our common stock through the DRP, we may not be able to redeem shares through the SRP other than Qualified Special Redemptions.

Prior to October 1, 2012, the price for all redemptions, other than Qualified Special Redemptions, through the end of the period of one year after the completion of our offering stage was 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by the number of shares owned by such stockholder. Thereafter, the redemption price will be 95% of the published estimated per-share value. Prior to October 1, 2012, the redemption price for Qualified Special Redemptions through the end of the period of one year after the completion of our offering stage was equaled to 100% of the aggregate amount paid to us for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder. Thereafter, the redemption price was 100% of the published estimated per-share value.

On August 6, 2012, our board of directors suspended the Amended SRP, as defined below, effective October 1, 2012 until the first full month following the initial publication of the estimated per-share value. Also, on August 6, 2012, we amended the SRP (the “Amended SRP”), effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including Qualified Special Redemptions, will be calculated in the same manner. Specifically, until the initial publication in an Exchange Act report filed with the SEC of an estimated per-share value approved by the board of directors, the price per share was 91% of the aggregate amount paid to us for all shares owned by the redeeming stockholder, divided by the number of shares owned by such stockholder that were acquired from us. After the initial estimated per-share value publication, the price will be 95% of the estimated per-share value, plus or minus any valuation adjustment as provided in the Amended SRP.

During the year ended December 31, 2012, approximately 79,088 shares of common stock were redeemed under the SRP for approximately $0.7 million. In September 2012, qualified redemption requests exceeded the $150,000 limit set by our board of directors. As a result, September 2012 redemption requests were pro-rated per terms of the SRP. We redeemed $150,000 of shares at 100% the aggregate amount paid to us. Wells Capital reimbursed us for 9% of the amount of shares redeemed in September 2012, or $13,500. As of September 30, 2012, approximately $0.2 million of qualified redemption requests were unfulfilled and returned to the investors. No shares were redeemed during the fourth quarter of 2012 and no redemption requests were unfulfilled as of December 31, 2012.

We announced our estimated per-share value in a current report on Form 8-K on December 14, 2012. Effective January 1, 2013, the Amended SRP resumed and the price to be paid for shares redeemed under the Amended SRP will be 95% of the estimated per-share value of our common stock, or $6.23, plus or minus any valuation adjustment as provided in the Amended SRP.

Our board of directors may amend, suspend, or terminate the SRP upon 30 days' written notice and without stockholder approval.

Index to Consolidated Financial Statements

Redemptions of Preferred Stock

Between October 2007 and December 2009, we issued 32,128 shares of Series A preferred stock and 11,500 shares of Series B preferred stock to Wells REF, our affiliate, in exchange for approximately $32.1 million and $11.5 million, respectively, or $1,000 per share.

On May 9, 2011, Wells REF, as the sole holder of the Series A preferred stock and Series B preferred stock, consented to the waiver of the daily accrual of dividends on the Series A preferred stock and Series B preferred stock at an annual rate of 8.5%, provided that from and after May 9, 2011, the dividends on the Series A preferred stock and Series B preferred stock will continue to accrue at an annual rate of 1%. In exchange for this reduction in the annual dividend rate, our board of directors approved the redemption of the Series A preferred stock and Series B preferred stock held by Wells REF using up to 40% of the net proceeds from the Follow-On Offering, provided that the amount of Series A preferred stock and Series B preferred stock redeemed per month from Wells REF not exceed $2.0 million. The Series A preferred stock and Series B preferred stock will be redeemed at the original issue price of $1,000 per share plus all accrued but unpaid dividends.

During the year ended December 31, 2012, we redeemed 356 shares of our Series A and Series B preferred stock at the original issue price of $1,000 per share plus accrued but unpaid dividends of $103,436. As of December 31, 2012, we had redeemed 6,236 shares of our preferred stock for approximately $7.9 million, consisting of approximately $6.2 million in original issuance price and approximately $1.7 million in accrued dividends. Approximately 37,392 shares of preferred stock remained outstanding as of December 31, 2012, with accrued but unpaid dividends of approximately $11.2 million included in preferred stock in the accompanying consolidated statements of stockholders' equity.

Recent Sales of Unregistered Securities

Issuance of Restricted Stock

Pursuant to our amended and restated independent directors compensation plan, we granted 1,000 shares of restricted common stock to each of our three independent directors upon their re-election to our board of directors on August 6, 2012. In addition, we issued 2,500 shares of restricted common stock to an independent director upon his appointment to our board on September 14, 2012. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Index to Consolidated Financial Statements

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for 2012, 2011, 2010, 2009, and 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data" hereof.

	As of December 31,
	2012	2011	2010	2009	2008
Total assets	$350,260,242	$345,322,607	$360,491,122	$371,571,157	$390,986,924
Total liabilities	$140,173,053	$155,514,335	$199,831,437	$244,046,346	$298,712,216
Total stockholders’ equity	$210,087,189	$189,808,272	$160,659,685	$127,524,811	$92,274,708
Outstanding debt	$132,356,123	$122,025,672	$168,840,592	$216,841,297	$274,332,679
Outstanding long-term debt	$132,356,123	$122,025,672	$168,840,592	$—	$208,600,930
	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Total revenues	$44,199,779	$40,017,827	$47,582,144	$52,245,649	$48,271,055
Net loss	$(8,870,732)	$(11,945,363)	$(15,809,720)	$(19,948,257)	$(53,274,682)
Net loss available to common stockholders	$(9,244,724)	$(13,502,038)	$(19,518,100)	$(23,588,636)	$(56,317,035)
Adjusted EBITDA(1)	$15,468,471	$7,169,366	$10,509,644	$13,738,972	$10,830,037
Cash flows provided by (used in) operating activities	$11,425,870	$4,572,131	$5,154,517	$5,029,535	$(6,593,970)
Cash flows (used in) provided by investing activities	$(18,342,419)	$(536,033)	$(937,989)	$(1,646,784)	$3,000,109
Cash flows provided by (used in) financing activities	$11,288,668	$(5,976,092)	$(1,064,439)	$(1,865,964)	$6,239,172
Per-share data—basic and diluted:
Net loss available to common stockholders	$(0.29)	$(0.47)	$(0.86)	$(1.36)	$(6.01)
Weighted-average common shares outstanding	31,854,556	28,489,080	22,806,619	17,306,701	9,370,776

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA” for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure to net loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in "Item 6. Selected Financial Data" above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview
We engage in the ownership and management of timberland properties located in the timber-producing regions of the southeastern United States. As of December 31, 2012, we owned interests in approximately 288,800 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. Based on acreage, the Mahrt Timberland consisted of approximately 75% of pine and approximately 25% of hardwood as of December 31, 2012. We generate a majority of our revenues by selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling HBU timberland, and leasing land-use rights to third parties. A substantial portion of our

Index to Consolidated Financial Statements

timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. For the years ended December 31, 2012, 2011, and 2010, approximately 54%, 58%, and 61%, respectively, of our net timber sales revenue was derived from the Timber Agreements. See "Part I. Item 1. Business" for additional information regarding the material terms of the Timber Agreements. We have elected to be taxed as a REIT for federal income tax purposes.

We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital. On March 16, 2012, we entered into an amendment to the Advisory Agreement ("Advisory Agreement Amendment No. 2") to amend certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2 provides that as of and for each quarter, the amount of advisor fees and expense reimbursements payable to Wells TIMO will be limited to the lesser of (1) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (2) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by our interest expense. Under Advisory Agreement Amendment No. 2, free cash flow is defined as EBITDA (as defined in our loan agreements), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock). Advisory Agreement Amendment No. 2, which was effective April 1, 2012, superseded a previous amendment to our Advisory Agreement entered into on April 1, 2011, referred to herein as Advisory Agreement Amendment No. 1, which provided that, as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO were limited to the least of: (1) an asset management fee equal to one fourth of 1.0% of asset under management plus reimbursements for all costs and expenses Wells TIMO incurred in fulfilling its duties as the asset manager, (2) one-fourth of 1.5% of assets under management, or (3) free cash flow in excess of an amount equal to 1.05 multiplied by our interest expense. Under Advisory Agreement Amendment No. 1, free cash flow was defined as EBITDA (as defined in our loan agreements), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock), less any cash proceeds from timberland sales equal to the cost basis of the properties sold. The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement remain unchanged. No payments will be permitted under the amended Advisory Agreement if they would cause a default under our debt facilities.

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

Subsequent to our fundraising stage, during 2012, we have concentrated our efforts on actively managing our timber assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return potential for Wells Timberland REIT. In doing so, we have made and may continue to make strategic acquisitions and dispositions of timberland properties.

On September 28, 2012, we acquired approximately 30,000 acres of timberland (the "Property"), for a purchase price of approximately $20.5 million, exclusive of closing costs. Prior to the acquisition, we held long-term leasehold interest in the Property, which is located within the Mahrt Timberland. In addition, we paid approximately $2.0 million to buy out a third-party's interest in approximately 14,400 acres of timberland, including 12,400 acres within the Property and 2,000 acres where we continue to hold long-term leasehold interests. We will also make annual payments on approximately 8,300 acres of the Property at a per-acre rate equal to the then-current lease rate to the seller through May 2022. The acquisition was funded with cash on-hand and debt financing. See "Liquidity and Capital Resources".

Index to Consolidated Financial Statements

Our operating strategy entails funding expenditures related to the recurring operations of the Mahrt Timberland, including interest on outstanding indebtedness and certain capital expenditures (excluding timberland acquisitions), with operating cash flows; assessing the amount of operating cash flows that will be required for redemptions of common stock and additional timberland acquisitions; and distributing residual operating cash flows, if any, to our stockholders. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to repay or refinance our outstanding debt facility and to further grow and diversify our portfolio of timber assets. To the extent that significant capital is not raised, we may not be able to repay the CoBank Loan, as defined below, or achieve sufficient economies of scale and diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

General Economic Conditions and Timber Market Factors Impacting Our Business

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the timber markets in which we operate.

As measured by the U.S gross domestic product (“GDP”), the U.S. economy increased by 2.2% in 2012, according to estimates, as compared to an increase of 1.8% in 2011. The increase in real GDP in 2012 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal, state and local government spending. While management believes the U.S. economy is likely to continue its recovery, we believe the recovery will maintain a moderate pace with fiscal policy presenting the biggest variable in the outlook. Given the ongoing uncertainty surrounding the debt ceiling, the U.S. economy is expected to start 2013 on a slow pace. Real GDP is projected to hover below 2% in the first half of the year, and business growth is expected to remain below potential. But assuming lawmakers can strike a deal, or at least provide a framework by mid-year, the U.S. economy is expected to accelerate in the second half, with real GDP averaging closer to a 3% growth rate.

Timberland operating performance is influenced by a variety of factors, including changes in timber prices; the demand for pulp and paper products, lumber, panel, and other wood-related products; the supply of timber; and competition. Average timber prices in the South continued to rise during the fourth quarter, and all categories increased in 2012 as compared to 2011 with the exception of pine sawtimber, which remained relatively flat.

Pine pulpwood and hardwood pulpwood prices increased approximately 12% and 27%, respectively, in 2012 as compared to 2011 primarily due to continued strong demand from paper mills and pellet producing facilities. When lumber markets are weak and lumber mills slow down production, they produce fewer by-products, which are a cheap source of chips for paper mills and pellet producing facilities. These facilities must then purchase more pulpwood in the timber market to make up for the shortfall, which leads to increased demand and prices for pulpwood. These factors kept pulpwood prices high throughout the summer of 2012 despite extremely dry weather, which typically improves harvest conditions and results in ample timber supply, causing prices to drop. Due to the emergence of pellet mills as a buyer of pulpwood and the continued strong demand from paper mills, we expect pine pulpwood prices, which continue to remain attractive by historical standards, to remain steady in 2013.

Chip-n-saw and hardwood sawtimber prices increased approximately 11% and 3%, respectively, during 2012 as a result of improvements in the lumber and wood products markets, which are coming off decade lows. The demand for lumber, panel, and other wood-related products is largely affected by the level of new residential construction activity and repair and remodeling. The number of housing starts, which is generally considered to be a leading indicator of the general U.S. economy, increased approximately 27% through November 2012 as compared to 2011. Residential remodeling activity has also increased during 2012. According to the U.S. Census, remodeling expenditures increased approximately 7% year-to-date through November 2012 as compared to the same period in 2011. Due to this increase in residential construction and remodeling activity, we are forecasting minor improvements in sawtimber and chip-n-saw prices during 2013.

Our operating and financial plans for 2013 were established to meet volume obligations under the Timber Agreements, to meet the debt service requirements of our debt facility, and to continue to maximize the production capacity and long-term value of the Mahrt Timberland. We continue to practice intensive forest management and silvicultural

Index to Consolidated Financial Statements

techniques that increase the biological growth of the forest. We intend to capitalize on the operational flexibility afforded to timberland owners in order to take advantage of then-prevailing market prices, including, but not limited to, adjusting harvest levels in context of supply and demand for wood in the local wood markets. We plan to harvest approximately 0.9 million tons of timber this year, down slightly from the 1.1 million-ton harvest in 2012. Although we believe that our timber assets are well-positioned to weather current market conditions, we are not immune to the adverse effects of a prolonged downturn in the economy, weak real estate fundamentals, or disruptions in the credit markets. Such conditions would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources

Overview

We ceased offering shares for sale under the Follow-On Offering effective December 31, 2011. Between January 1, 2012 and February 13, 2012, we accepted gross offering proceeds of approximately $4.1 million from the sale of shares of our common stock under the Follow-On Offering, which sales were agreed to by the investors on or before December 31, 2011. We may offer shares to our existing stockholders through our DRP to the extent we make future cash distributions to our stockholders.

On September 28, 2012, we entered into a first mortgage loan agreement (the "CoBank Loan") with a syndicate of banks with CoBank, ACB ("CoBank") serving as administrative agent. The CoBank Loan amended and restated the five-year senior loan agreement for $211.0 million entered into on March 24, 2010 and its amendments (the "Mahrt Loan"). Proceeds from the CoBank Term Loan of $133.0 million were used to pay off the outstanding balance of the Mahrt Loan, fund costs associated with closing the CoBank Loan, and partially fund the Property acquisition.

Under the CoBank Loan, we can initially borrow up to $148.0 million in principal, including $133.0 million through a term loan facility (the "CoBank Term Loan"), and up to $15.0 million through a revolving credit facility (the "CoBank Revolver"). During the term of the CoBank Loan, we also have the ability to increase the amount of the CoBank Term Loan by up to $50.0 million (the "CoBank Incremental Loan"). The CoBank Loan is secured by a first mortgage in the Mahrt Timberland, a first priority security interest in all of our bank accounts, and a first priority security interest on all of our other assets.

The CoBank Loan bears interest at an adjustable rate based on the one-, two-, or three-month LIBOR plus an applicable margin ranging from 2.00% to 2.75% that varies based on the LTV Ratio at the time of determination. As of February 28, 2013 and December 31, 2012, the outstanding balance of the CoBank Loan was approximately $132.4 million, all of which was outstanding under the CoBank Term Loan. We intend to maintain substantial amounts outstanding on the CoBank Loan in order to have more funds available for working capital and investment in timberland properties. On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full.
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

Index to Consolidated Financial Statements

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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2012 was approximately $11.4 million, which was primarily comprised of net cash receipts from timber and timberland sales and recreational leases in excess of payments for operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses. We intend to use the majority of future cash flows from operating activities, after payments of operating expenses and interest expense, to fund certain capital expenditures and redemptions of our common stock under our Amended SRP.

For the twelve months ended December 31, 2012, net cash used in investing activities was approximately $18.3 million, which was comprised of approximately $23.1 million invested in timber, timberland, and related assets, offset by approximately $4.7 million released from lender-required escrow accounts. We expect to utilize the residual cash balance of approximately $11.2 million as of December 31, 2012 to satisfy current liabilities and fund future capital expenditures.

Net cash provided by financing activities for the year December 31, 2012 was approximately $11.3 million. We received gross debt proceeds of $133.0 million under the CoBank Term Loan, which were used to pay off the outstanding balances of the Mahrt Loan and associated interest (approximately $118.4 million), fund costs associated with closing the CoBank Loan (approximately $0.8 million), and partially fund the Property acquisition (approximately $13.8 million). During the first quarter of 2012, we accepted proceeds from the sale of common stock under our Follow-On Offering, net of payments of commissions and fees, of approximately $3.5 million, which sales were agreed to by the investors on or before the effective close date for the primary offering of December 31, 2011. We used approximately $0.7 million to fund redemptions of common stock under our SRP and approximately $0.5 million to redeem 356 shares of our preferred stock and related accrued dividends.

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

As of December 31, 2012, we believe we were in compliance and expect to remain in compliance with the financial covenants of the CoBank Loan. Additionally, the CoBank Loan requires funding of an account under the control of CoBank equal to approximately six months of interest on the CoBank Loan during any time the LTV Ratio is 35% or greater, or approximately three months of interest if the LTV Ratio is less than 35%.

Index to Consolidated Financial Statements

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

Our charter precludes us from incurring debt in excess of 200% of our net assets. As of December 31, 2012, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 45%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations. As a result, we are not able to anticipate with any degree of certainty what our debt-to-net-assets ratio will be in the near future.

Contractual Obligations and Commitments

As of December 31, 2012, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations (1)	$132,356,123	$—	$—	$—	$132,356,123
Estimated interest on debt obligations (1) (2)	27,258,004	4,985,060	10,532,612	9,945,148	1,795,184
Operating lease obligations (3)	6,546,920	875,946	1,456,619	1,342,006	2,872,349
Other liabilities (4)	1,150,000	163,889	289,183	244,408	452,520
Total	$167,311,047	$6,024,895	$12,278,414	$11,531,562	$137,476,176

(1)	Represents respective obligations under the CoBank Loan as of December 31, 2012.

(2)	Amounts include impact of interest rate swaps. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for more information regarding our interest rate swaps.

(3)	Includes payment obligation on approximately 7,300 acres that are subleased to a third-party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon acquisition of timberland (see Note 3 of the accompanying consolidated financial statements).

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for the Mahrt Timberland for the years ended December 31, 2012, 2011, and 2010 is shown in the following tables:

Index to Consolidated Financial Statements

	Years Ended December 31,		Change
	2012	2011	%
Timber sales volume (tons)
Pulpwood	697,307	969,549	(28)%
Sawtimber (1)	358,683	306,063	17%
	1,055,990	1,275,612	(17)%
Net timber sales price (per ton)(2)
Pulpwood	$10	$9	11%
Sawtimber	$21	$20	1%
Timberland sales
Gross sales	$10,972,440	$1,740,586
Sales volumes (acres)	6,016	1,125
Sales price (per acre)	$1,824	$1,547

	Years Ended December 31,		Change
	2011	2010	%
Timber sales volume (tons)
Pulpwood	969,549	1,219,056	(20)%
Sawtimber (1)	306,063	328,684	(7)%
	1,275,612	1,547,740	(18)%
Net timber sales price (per ton)(2)
Pulpwood	$9	$11	(13)%
Sawtimber	$20	$21	(2)%
Timberland sales
Gross sales	$1,740,586	$2,267,887
Sales volumes (acres)	1,125	1,173
Sales price (per acre)	$1,547	$1,933

(1)	Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010.

Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011

Revenue. Revenues increased to approximately $44.2 million for the year ended December 31, 2012 from approximately $40.0 million for the year ended December 31, 2011 due to an increase in timberland sales revenue of approximately $9.2 million, offset by a decrease in timber sales revenue of approximately $5.0 million. Timberland sales revenue increased due to selling more acres of timberland. Timber sales revenue decreased primarily due to reductions in harvest volumes, as planned.

Index to Consolidated Financial Statements

Details of timber sales by product for the year ended December 31, 2012 and 2011 is shown in the following table:

	For the Year Ended December 31, 2011	Changes attributable to:		For the Year Ended December 31, 2012
		Price	Volume
Timber sales(1)
Pulpwood	$25,205,706	$805,073	$(7,973,642)	$18,037,137
Sawtimber (2)	10,328,210	232,443	1,912,746	12,473,399
	$35,533,916	$1,037,516	$(6,060,896)	$30,510,536

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

We expect timber sales revenue for 2013 to be lower than 2012 based on planned reductions in harvest volumes. We intend to continue to delay harvests on our fee land in order to achieve optimal pricing and to maximize long-term value of the Mahrt Timberland, provided that we generate sufficient cash flow from operations to satisfy our current obligations.

Operating expenses. Contract logging and hauling costs decreased to approximately $15.8 million for 2012 from approximately $20.1 million for 2011 as a result of a decrease of approximately 22% in delivered wood volume. Depletion expense decreased by 1% to approximately $11.7 million in 2012 from approximately $11.8 million in 2011 due to an 17% decrease in harvest volumes, offset by a higher blended depletion rate. Our blended depletion rate was higher in 2012 due to an increase in our sawtimber harvest in 2012 and an increase in harvests on leased tracts as a percentage of our total harvest from 38% in 2011 to 54% in 2012. Sawtimber carries significantly higher depletion rates than pulpwood, and timber on leased tracts are depleted at much higher rates than fee timber. Cost of timberland sales increased to approximately $7.8 million in 2012 from approximately $1.3 million in 2011 due to selling more acres of timberland. Forestry management fees decreased to approximately $2.3 million for the year ended December 31, 2012 from approximately $2.6 million for the year ended December 31, 2011 primarily due to a decrease in incentive fees incurred under the our timberland operating agreement with Forest Resource Consultants, Inc., which are based on net revenue. Land rent expense decreased to approximately $1.6 million in 2012 from $2.2 million in 2011 primarily due to expiration of leases and the acquisition of approximately 30,000 acres of timberland where we previously held leasehold interests. Other operating expenses increased by approximately $0.1 million to approximately $2.8 million in 2012 from approximately $2.7 million in 2011 primarily due to an in crease in property taxes.

Future contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes, while forestry management expense, land rent expense, and other operating expenses are expected to remain relatively stable. Cost of timberland sales is directly correlated to the numbers of acres sold.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements increased to approximately $3.7 million for 2012 from approximately $3.3 million for 2011 as a result of using different methodologies to determine the amounts due under the Advisory Agreement and its amendments. Beginning with the second quarter of 2012, advisor fees and expense reimbursements were determined under Advisory Agreement Amendment No. 2, which limited the amounts of advisor fees and expense reimbursements to the lesser of (i) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (ii) free cash flow (as defined) for the four quarters then ended in excess of an amount equal to 1.25 multiplied by our interest expense for the four quarters then ended. From the second quarter of 2011 to the first quarter of 2012, advisor fees and expense reimbursements were determined under the Advisory Agreement Amendment No. 1 that limited the amounts of advisor fees and expense reimbursements to the least of (i) an asset management fee equal to one-fourth of 1.0% of assets under management plus reimbursements for all costs and expenses Wells TIMO incurred in fulfilling its duties as the asset manager; (ii) one fourth of 1.5% of assets under management, or (iii) free cash flow (as defined) in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. In the first quarter of 2011, advisor fees and expense reimbursements of approximately $1.6 million were determined under the Advisory Agreement. See "Overview" above for additional information regarding the Advisory Agreement and its amendments.

Index to Consolidated Financial Statements

Future advisor fees and expense reimbursements are expected to correlate to the amount of free cash flow in excess of interest on our outstanding debt or our assets under management.

Interest expense. Interest expense decreased to approximately $5.0 million for the year ended December 31, 2012 from approximately $5.4 million for the year ended December 31, 2011 primarily due to lower principal balances outstanding on our debt facilities, offset by an increase in noncash interest expense due to a non-recurring write-off of approximately $1.3 million of deferred financing costs in connection with paying off the Mahrt Loan. Interest expense in future periods will vary based on our level of current and future borrowings, the cost of future borrowings, and the opportunities to acquire timber assets fitting our investment objectives. Before additional borrowings and significant changes to the LIBOR Rate, we expect future interest expense to decrease due to a lower interest rate on our debt facility and the non-recurring write-off of deferred financing costs incurred during 2012.

Interest rate risk instrument. Our loss on an interest rate swap that does not qualify for hedge accounting treatment decreased by approximately $0.3 million to approximately $0.1 million in 2012 from approximately $0.4 million in 2011. The loss was primarily due to the fact that the variable interest rate incurred on the Mahrt Loan was lower than the contractual interest rate of the related interest rate swap during the year ended December 31, 2012. The decrease in the loss was primarily due to a decrease in the length of time remaining under the swap contract and changes in the outlook of future market interest rates. We do not expect to incur significant gains and losses in connection this interest rate swap in 2013 as it expires on March 28, 2013.

Net loss. Our net loss decreased to approximately $8.9 million for the year ended December 31, 2012 from approximately $11.9 million for the year ended December 31, 2011, primarily as a result of an approximately $2.4 million improvement in operating loss, an approximately $0.4 million decrease in interest expense, and an approximately $0.3 million decrease in loss on interest rate swap. Our operating loss improved due to an increase in net timber and timberland sales revenue of approximately $2.0 million and an approximately $0.6 million decrease in land rent expense. We sustained a net loss for the year ended December 31, 2012 primarily as a result of incurring interest expense of approximately $5.0 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and an operating loss of approximately $3.7 million. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the years ended December 31, 2012 and 2011 was $0.29 and $0.47, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the year ended December 31, 2011 versus the year ended December 31, 2010

Revenue. Revenues decreased to approximately $40.0 million for the year ended December 31, 2011 from approximately $47.6 million for the year ended December 31, 2010 due to decreases in timber sales, timberland sales, and other revenues of approximately $5.9 million, $0.5 million, and $1.2 million, respectively. Revenue from timber sales decreased due to planned reductions in harvest volumes. Revenue from timberland sales decreased as a result of selling fewer acres and reserving more timber on timberland sold during 2011 as compared to 2010. Other revenue decreased due to approximately $1.1 million of funds received from the Biomass Crop Assistance Program (“BCAP”) during 2010; no funds were received from BCAP in 2011.

Index to Consolidated Financial Statements

Details of timber sales by product for the years ended December 31, 2010 and 2011 are shown in the following table:

	For the Year Ended December 31, 2010	Changes attributable to:		For the Year Ended December 31, 2011
		Price	Volume
Timber sales(1)
Pulpwood	$30,257,406	$(389,371)	$(4,662,329)	$25,205,706
Sawtimber (2)	11,146,913	(350,049)	(468,654)	10,328,210
	$41,404,319	$(739,420)	$(5,130,983)	$35,533,916

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs decreased approximately 5% to approximately $20.1 million for the year ended December 31, 2011 from approximately $21.1 million for the year ended December 31, 2010 due to an approximately 11% decrease in delivered wood volume, offset by a 7% increase in our logging rate. Logging rate increased due to higher fuel cost. Depletion decreased to approximately $11.8 million for the year ended December 31, 2011 from approximately $14.3 million for the year ended December 31, 2010 due to lower harvest volumes. Cost of timberland sales decreased to approximately $1.3 million in 2011 from approximately $1.6 million in 2010, primarily as a result of selling fewer acres and reserving more timber on timberland sold in 2011. Forestry management fees decreased approximately $0.2 million primarily due to a decrease in incentive fees as a result of lower net operating revenue, as defined in the Timber Operating Agreement. Other operating expenses decreased by approximately $0.3 million due to lower timber taxes as a result of harvest reduction.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements decreased approximately $2.8 million to approximately $3.3 million for the year ended December 31, 2011 from approximately $6.1 million for the year ended December 31, 2010 due to Advisory Agreement Amendment No. 1 that limited the amounts of advisor fees and expense reimbursements to the least of (1) an asset management fee equal to one-fourth of 1.0% of assets under management plus reimbursements for all costs and expenses Wells TIMO incurred in fulfilling its duties as the asset manager; (2) one quarter of 1.5% of assets under management , or (3) free cash flow (as defined) in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. From the second quarter of 2011 to the fourth quarter of 2011, we incurred approximately $1.7 million of advisor fees and expense reimbursements pursuant to Advisory Agreement Amendment No. 1, which became effective on April 1, 2011, a decrease of approximately $3.0 million from the same period in 2010. See "Overview" above for additional information regarding the Advisory Agreement and its amendments.
General and administrative expenses. General and administrative expenses of approximately $2.1 million for the year ended December 31, 2011 was approximately $0.1 million higher than that in 2010 primarily due to an increase in bank fees.
Interest expense. Interest expense decreased to approximately $5.4 million for 2011 from approximately $8.6 million for 2010 , primarily as a result of lower principal balances outstanding on our debt facilities and a lower weighted-average interest rate.
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

Index to Consolidated Financial Statements

Net loss. Our net loss decreased to approximately $11.9 million for the year ended December 31, 2011 from approximately $15.8 million for the year ended December 31, 2010, as a result of decreases in interest expense and loss on interest rate swaps of approximately $3.1 million and $1.4 million, respectively, offset by an approximately $0.6 million increase in operating loss. We sustained a net loss for the year ended December 31, 2011, primarily as a result of incurring an operating loss of approximately $6.1 million, interest expense of $5.4 million in connection with borrowings used to finance the purchase of the Mahrt Timberland, and incurring a loss on interest rate swaps of approximately $0.4 million related to our hedging of interest rate risk. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the years ended December 31, 2011 and 2010 was $0.47 and $0.86, respectively.
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

For the year ended December 31, 2012, Adjusted EBITDA was approximately $15.5 million, an approximately $8.3 million increase from the year ended December 31, 2011, primarily due to an approximately $8.7 million increase in revenue from timberland sales during 2012, offset by an approximately $0.7 million decrease in net timber sales and an approximately $0.4 million increase in advisor fees and expense reimbursements. Our reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2012, 2011, and 2010 follows:

	2012	2011	2010
Net loss	$(8,870,732)	$(11,945,363)	$(15,809,720)
Add:
Depletion	11,677,229	11,759,282	14,338,444
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(847,743)	(531,512)	(2,271,093)
Interest expense (1)	4,289,204	5,938,800	11,416,655
Amortization (1)	2,007,239	684,857	1,415,608
Basis of timberland sold	7,187,733	1,172,241	1,392,900
Basis of casualty loss	25,541	91,061	—
Basis of timber on terminated lease	—	—	26,850
Adjusted EBITDA	$15,468,471	$7,169,366	$10,509,644

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Index to Consolidated Financial Statements

Portfolio Information

As of December 31, 2012, we owned interests in approximately 288,800 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Of the approximately 288,800 acres, we owned fee-simple interests in approximately 246,300 acres and leasehold interests in approximately 42,500 acres. As of December 31, 2012, our timberlands contained approximately 10.1 million tons of merchantable timber inventory, including approximately 6.0 million tons of pulpwood, 2.1 million tons of chip-n-saw, and 2.0 million tons of sawtimber.
Our methods of estimating our timber inventory are consistent with industry practices. We must use significant assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of oldest pre-merchantable age class into merchantable inventory. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors.
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

Index to Consolidated Financial Statements

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
Depletion
Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The harvest cycle for the Mahrt Timberland is 30 years. See "Portfolio Information" above for additional information regarding estimations of both our current timber inventory and the timber inventory that will be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee-simple timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for lease tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.
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

Related-Party Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements that require us to pay fees and reimbursements to Wells TIMO or its affiliates, including selling commissions and dealer-manager fees, as well as, subject to certain limitations, advisor fees and expense reimbursements, disposition fees, and reimbursements of organization and offering costs. See Note 12 to our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and transactions. For the year ended December 31, 2012, the aggregate

Index to Consolidated Financial Statements

amount of fees and expense reimbursements incurred pursuant to related-party transactions and agreements with our advisor and any affiliate of our advisor by us (including fees or charges paid to our advisor and any affiliate of the advisor by third parties doing business with us) was approximately $4.3 million.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 and Note 12 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

As of December 31, 2012, we had approximately $132.4 million outstanding on the CoBank Loan, which matures on August 11, 2018 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR Rate plus a margin ranging from 2.00% to 2.75% based upon the then-current LTV Ratio.

We entered into an interest rate swap agreement with Rabobank (the “Rabobank Interest Rate Swap”), effective from September 30, 2010 to March 28, 2013. Under the Rabobank Interest Rate Swap, we pay interest at a fixed rate of 2.085% per annum and receive variable LIBOR-based interest payments from Rabobank on $28.5 million between December 31, 2012 and March 28, 2013. As of December 31, 2012, the weighted-average interest rate of the CoBank Loan, after consideration of the Rabobank Interest Rate Swap, was 2.62%.

Index to Consolidated Financial Statements

As of December 31, 2012, our consolidated debt consisted of the following:

	2013	2014	2015	2016	2017	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$—	$—	$—	$—	$—	$103,856,123	$103,856,123
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$28,500,000	$28,500,000
Average interest rate:
Effectively variable-rate debt	—	—	—	—	—	2.22%	2.22%
Effectively fixed-rate debt	—	—	—	—	—	4.09%	4.09%
Approximately $28.5 million of our total debt outstanding as of December 31, 2012 is subject to an effectively fixed-interest rate when coupled with the interest rate swap. As of December 31, 2012, this balance incurred interest expense at an average rate of 4.09%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of December 31, 2012, after consideration of the interest rate swap, approximately $103.9 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 2.22% as of December 31, 2012. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and investor proceeds raised under our DRP, if any, and the rate at which we are able to employ such proceeds toward repayment of the CoBank Loan and acquisition of timberland properties.

On October 23, 2012, as required by the terms of the CoBank Loan, we entered into an interest rate swap agreement with Rabobank to hedge our exposure to changing interest rates on $80.0 million of the CoBank Loan that is subject to a variable interest rate, or the Rabobank Forward Swap. The Rabobank Forward Swap has an effective date of March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Forward Interest Swap, we will pay interest at a fixed rate of 0.91% per annum to Rabobank and will receive one-month LIBOR-based interest payments from Rabobank.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2012, 2011, or 2010.

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

Index to Consolidated Financial Statements

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2012, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.
On March 13, 2013, our board of directors appointed Brian M. Davis to serve as our Senior Vice President and Chief Financial Officer, effective upon the filing of this annual report on Form 10-K. See "Part III. Item 10. Directors, Executive Officers, and Corporate Governance" for more information about Mr. Davis.

Index to Consolidated Financial Statements

Also on March 13, 2013, Douglas P. Williams was appointed to our board of directors and George W. Sands provided notice of resignation from our board of directors to be effective March 31, 2013. Mr. Sands did not have any disagreements with management on any matters related to our operations, policies, or practices.

Index to Consolidated Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders (unless noted otherwise) or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2013.

Name	Age	Position(s)	Term of Office
Leo F. Wells, III (1)	69	President and Director	Since 2005
Douglas P. Williams (2)	62	Executive Vice President, Secretary, Treasurer, and Director	Since 2005
Brian M. Davis (3)	43	Senior Vice President and Chief Financial Officer	Since 2013
Donald S. Moss	77	Independent Director	Since 2006
Willis J. Potts, Jr.	66	Independent Director	Since 2006
George W. Sands (4)	67	Independent Director	Since 2010
Henry G. Zigtema (5)	61	Independent Director	Since 2012
(1) Leo F. Wells, III was appointed to our board of directors on March 16, 2012.
(2) Douglas P. Williams was appointed to our board of directors on March 13, 2013.
(3) Brian M. Davis was appointed Senior Vice President and Chief Financial Officer on March 13, 2013, effective upon the filing of this annual report on Form 10-K.
(4) George W. Sands provided notice of resignation from our board of directors to be effective March 31, 2013. Mr. Sands did not have any disagreements with management on any matters related to our operations, policies, or practices.
(5) Henry G. Zigtema was appointed to our board of directors on September 14, 2012.

There are no family relationships between any directors or executive officers, or between any director and executive officer.

Leo F. Wells, III. Since our inception in September 2005, Mr. Wells has been our President. He served as one of our directors from inception until June 22, 2007 and was re-appointed to our board on March 16, 2012. He served as the President of Piedmont REIT from 1997 to February 2007 and served as Chairman of the Board of Piedmont REIT until May 2007. He served as the President of Columbia from 2003 to July 2010 and has served as a director of Columbia since 2003, and the President and a director of Wells Core REIT since 2009. From 2006 to 2008, he served as President and independent director of Institutional REIT. He has also been the sole stockholder, sole director, and Treasurer of Wells REF since 1997. He served as the President of Wells REF between 1997 and February 2012 and began serving as the Chairman and Chief Executive Officer of Wells REF after February 2012. Wells REF directly or indirectly owns Wells Capital, Wells Management, WIS, Wells & Associates, Inc., Wells Development Corporation, Wells Asset Management, Inc., Wells Real Estate Advisory Services, Inc., and Wells TIMO. He has also been the President, Treasurer, and sole director of Wells Capital since 1984; Wells Management since 1983; Wells Development Corporation since it was organized in 1997 to develop real estate properties; and Wells Asset Management, Inc. since it was organized in 1997 to serve as an investment advisor to the Wells Family of Real Estate Funds. Since 1997, Mr. Wells has been a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which included as one of its series the Wells Dow Jones Wilshire U.S. REIT Index Fund and the Wells Dow Jones Wilshire Global RESI Index Fund. Since 2004, he has been President and sole director of Wells Real Estate Advisory Services, Inc. He has been the President, Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company, since it was formed in 1976 and incorporated in 1978.
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
Our board of directors, excluding Mr. Wells, has determined that Mr. Wells' extensive experience and knowledge of our company and Wells TIMO, commercial real estate expertise, and public company director experience, as well as his leadership skills, integrity, and judgment, are all relevant experiences, attributes, and skills that enable Mr. Wells to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Wells is a highly qualified candidate for directorship and should therefore serve as one of our directors.

Douglas P. Williams. Since our inception in September 2005, Mr. Williams has been our Executive Vice President, Secretary, and Treasurer. He served as one of our directors from inception until June 22, 2007 and was re-appointed to our board of directors on March 13, 2013. From 2000 to 2007, he has also served as Executive Vice President, Secretary, and Treasurer, and a director of Piedmont REIT. He was the Executive Vice President, Secretary, and Treasurer of Columbia from 2003 until February 28, 2013, and has served as a director of Columbia since 2003. He has been the Executive Vice President, Secretary, and Treasurer of Wells Core REIT since 2009. From 2006 to 2008, he served as Executive Vice President, Secretary, Treasurer, and a director of Institutional REIT. Since 1999, Mr. Williams has also been a Senior Vice President of Wells Capital. Mr. Williams was a Vice President, Chief Financial Officer, and Treasurer of WIS, our dealer-manager, until August 2012. He was a director of WIS from 1999 to 2012. He has also been a Vice President of Wells REF and Vice President and Secretary of Wells Asset Management, Inc. since 1999.

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

Index to Consolidated Financial Statements

Society of Certified Public Accountants and is licensed with FINRA as a financial and operations principal. Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from Amos Tuck School of Graduate Business Administration at Dartmouth College.
Brian M. Davis. Mr. Davis was appointed as our Senior Vice President and Chief Financial Officer in March 2013. Mr. Davis has served as Senior Vice President and Chief Financial Officer of Wells TIMO since March 2009 and as Vice President from October 2007 through March 2009. Since February 2012, Mr. Davis has served as the Chief of Strategic Product Management for Wells REF with the responsibility for the strategic planning, development and leadership of the corporate finance organization. In addition, Mr. Davis has served as Senior Vice President of Wells Capital since February 2013.
From 2000 until joining Wells REF in 2007, Mr. Davis worked at Atlanta-based SunTrust Bank, where he held various positions including client manager for the Asset Based Lending Group at Atlanta-based SunTrust Bank, where he was responsible for the origination and structuring of asset-based lending relationships developed from SunTrust's existing client base and prospects. Mr. Davis previously held positions with CoBank, ACB, of Denver, Colorado, as Capital Markets Officer from 1998 to 2000, and with SunTrust as Portfolio Manager for the AgriFoods Specialty Lending Group from 1994 to 1998. Mr. Davis received his Bachelor of Business Administration and Master of Business Administration from Ohio University.

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
Willis J. Potts, Jr. Mr. Potts is one of our independent directors. From June 1999 until his retirement in June 2004, Mr. Potts served as vice president and general manager of Temple-Inland Inc., a major forest products corporation, where he was responsible for all aspects of the management of a major production facility, including timber acquisition, community relations, and governmental affairs. From 1994 to 1999, Mr. Potts was senior vice president of Union Camp Corporation, where he was responsible for all activities of an international business unit, with revenues of approximately $1 billion per year including supervision of acquisitions and dispositions of timber and timberland, controllership functions, and manufacturing. From 2004 to 2007, Mr. Potts was the chairman of the board of directors of the Technical Association of the Pulp and Paper Industry (TAPPI), the largest technical association serving the pulp, paper, and converting industry. From 2006 to 2012, Mr. Potts served on the Board of Regents of The University System of Georgia. Mr. Potts also serves as a director of J&J Industries, a privately held carpet manufacturing company. Mr. Potts received a Bachelor of Science degree in Industrial Engineering from the Georgia Institute of Technology. He also completed the Executive Program at the University of Virginia.
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

Index to Consolidated Financial Statements

that Mr. Potts is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
George W. Sands. Mr. Sands was appointed as one of our independent directors in March 2010. Mr. Sands has served as a director of Columbia since March 2010. Mr. Sands retired in 2006 after a 36-year career with KPMG LLP and its predecessor firms, Peat Marwick Mitchell and Peat Marwick Main. Prior to his retirement, Mr. Sands was the Southeast Area Managing Partner for KPMG’s Audit and Advisory Practice. He held that position from 1998 until his retirement in 2006. During his career, Mr. Sands served in several key positions, including Southeast Area Managing Partner of Manufacturing, Retailing and Distribution; Atlanta Office Managing Partner; and Securities and Exchange Reviewing Partner. He was a member of the firm’s National Audit Leadership Team and a Trustee on the KPMG Foundation Board of Directors. Mr. Sands served as the audit engagement partner or client service partner for a wide variety of clients, including multi-national companies such as The Home Depot, AGCO Corporation, Mohawk Industries, Mirant Corporation, and John Portman & Associates. Prior to joining KPMG LLP in 1970, Mr. Sands served as an officer in the United States Army, including a tour of duty in the Republic of South Vietnam. Mr. Sands currently serves on the Advisory Board of The Atlanta Alliance on Developmental Disabilities. Mr. Sands is a member of The Rotary Club of Atlanta, where he has served as Treasurer; The Atlanta Athletic Club; and The Duluth First United Methodist Church. Past board of director involvement includes the Board of Directors of The Atlanta Convention and Visitors Bureau, the Metro Atlanta Chamber of Commerce, the Georgia Chamber of Commerce and the One Ninety-One Club. Mr. Sands received a Bachelor of Business Administration degree from The University of Georgia. He has been a member of the School of Accounting Advisory Council at The University of Georgia. He is a retired Certified Public Accountant in the State of Georgia.
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
Henry G. Zigtema. Mr. Zigtema was appointed as one of our independent directors in September 2012. Mr. Zigtema is currently an adjunct professor of accounting at Oglethorpe University and serves on the President's Advisory Board at Oglethorpe. Prior to his retirement in 2006, Mr. Zigtema spent 28 years of his career with Ernst and Young LLP and its predecessor firm, Arthur Young and Company. From 2001 to 2006, Mr. Zigtema was the Southeast Area Tax Managing Partner for Ernst & Young's Real Estate Practice. During his career, Mr. Zigtema served in several key positions, including Area Director of Tax, Plains State Area Industry Leader for Telecommunications, Oil and Gas, and Real Estate as well as a National Office Partner for Strategic Business Services. Mr. Zigtema served as the tax engagement partner or client service partner for a wide variety of clients, including multinational companies such as Sprint, Zion's Bank, US Bank, Wells Real Estate Investment Trust, Inc., Columbia, various publicly-traded REITs in the retail, office, apartment and mortgage spaces, as well as a number of private clients. Past board of director involvement includes Maur Hill Prep School, Kapaun Mt. Carmell High School, St. Thomas Aquinas School, Wichita State Accounting Conference Committee, Sedgewick County Zoo, and Ronald McDonald House. Mr. Zigtema has contributed to various Ernst and Young publications and was a member of the National Association of Real Estate Investment Trusts. Mr. Zigtema holds a Bachelor of Arts degree in mathematics from Texas Christian University and a Juris Doctorate degree from Southern Methodist University as well as completing non-degree accounting classes at the University of Texas at Dallas. Mr. Zigtema is a Certified Public Accountant with permits to practice in Georgia, Kansas, and Texas and is an inactive member of the Texas Bar.

Our board of directors, excluding Mr. Zigtema, has determined that Mr. Zigtema’ extensive accounting and tax background and experience serving as a director for other organizations, are all relevant experiences, attributes, and skills that enable Mr. Zigtema to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Zigtema is a highly qualified candidate for directorship and should therefore serve as one of our directors.

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
On November 5, 2012, the Nominating and Corporate Governance Committee determined that Henry G. Zigtema had the requisite accounting and related financial management expertise and should therefore be considered an “audit committee financial expert” within the meaning set forth by the rules of the SEC. Also on November 5, 2012, George W. Sands resigned as Chairman of the Audit Committee and our board of directors designated Mr. Zigtema to be Chairman of the Audit Committee. Our audit committee currently consists of Donald S. Moss, Willis J. Potts, Jr., George W. Sands, and Henry G. Zigtema.

Nominating and Corporate Governance Committee
The primary functions of the nominating and corporate governance committee are: (1) identifying individuals qualified to serve on the board of directors and recommending that the board of directors select a slate of director nominees for election by the stockholders at the annual meeting; (2) developing and recommending to the board of directors a set of corporate governance policies and principles and periodically re-evaluating such policies and guidelines for the purpose of suggesting amendments to them if appropriate; and (3) overseeing an annual evaluation of the board of directors and each of the committees of the board of directors. Currently, the nominating and corporate governance committee members include Donald S. Moss, Willis J. Potts, Jr., George W. Sands, and Henry G. Zigtema.
Operations Committee
The primary functions of the operations committee are: (1) maintaining and developing each of the operations committee member’s understanding of the complexities of timberland management and timber harvesting; (2) maintaining and developing each of the operations committee member’s experience in supervising our operations related to timberland management and timber harvesting, and developing procedures designed to promote the accountability of the officers regarding results of operations; (3) preparing and developing materials designed to inform and educate those members of our board of directors who do not have the experience and understanding of timberland management and timber harvesting of the issues and complexities involved; and (4) performing such other duties as our board of directors may determine are necessary and appropriate and may delegate to the operations committee. Our operations committee currently consists of Leo F. Wells, III, Donald S. Moss, Willis J. Potts, Jr., George W. Sands, and Henry G. Zigtema.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.wellstimberland.com.

Index to Consolidated Financial Statements

Section 16(a) Beneficial Ownership Reporting Compliance
Under the U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the required reports on a timely basis in 2012.

Index to Consolidated Financial Statements

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of our Executive Officers
Our executive officers do not receive compensation from us for services rendered to us. Our executive officers are also officers of Wells TIMO, our advisor, and its affiliates and are compensated by these entities, in part, for their services to us. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" below for a discussion of the fees paid to and services provided by Wells TIMO, Wells Capital, and its affiliates.
Compensation of Directors
We have provided below certain information regarding compensation paid to our directors during fiscal year 2012.

Name	Fees Earned or Paid in Cash ($)	Restricted Stocks Award ($) (8)	Option Awards ($) (9)	Total ($)
Leo F. Wells, III (1) (2)	$—	$—	$—	$—
Jess E. Jarratt(1) (3)	$—	$—	$—	$—
E. Nelson Mills(1) (4)	$—	$—	$—	$—
Michael P. McCollum (5)	$12,500	$—	$—	$12,500
Donald S. Moss	$61,000	$10,000	$—	$71,000
Willis J. Potts, Jr.	$57,750	$10,000	$—	$67,750
George W. Sands (6)	$56,250	$10,000	$—	$66,250
Henry G. Zigtema (7)	$22,250	$25,000	$—	$47,250

(1)	Directors who are also executive officers of ours or our affiliates’ do not receive compensation for services rendered as a director.

(2)	Leo F. Wells, III was appointed to our board of directors on March 16, 2012.

(3)	Jess E. Jarratt resigned from our board effective June 11, 2012. Mr. Jarratt did not have any disagreements with management on any matters related to our operations, policies or practices.

(4)	E. Nelson Mills resigned from our board effective February 27, 2013. Mr. Mills did not have any disagreements with management on any matters related to our operations, policies or practices.

(5)
Michael P. McCollum resigned from our board effective June 30, 2012. Mr. McCollum did not have any disagreements with management on any matters related to our operations, policies or practices. Mr. McCollum previously received 2,000 shares of restricted stock award under our independent directors compensation plan. As of the effective date of Mr. McCollum's resignation, approximately 333 shares of restricted stock award were vested and approximately 1,667 shares were forfeited.

(6)
George W. Sands provided notice of his resignation from our board of directors to be effective March 31, 2013. Mr. Sands did not have any disagreements with management on any matters related to our operations, policies, or practices.

(7)	Henry G. Zigtema was appointed to our board of directors on September 14, 2012.

(8)
Reflects the dollar amounts recognized for financial statement reporting purposes of restricted stock received pursuant to our amended and restated independent directors’ compensation plan. The per-share value for all shares issued to date was estimated at $10. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant.

(9)
Reflects the dollar amounts recognized for financial statement reporting purposes, computed in accordance with the accounting standard for share-based payments. See Note 9. Stockholders’ Equity in the accompanying consolidated financial statements for an explanation of the valuation model assumptions used. We granted 22,000 options to purchase shares of common stock, all of which had vested by August 2011 and remained exercisable as of December 31, 2012. The exercise price of all outstanding options is $10.00 per share.

Index to Consolidated Financial Statements

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

Amended and Restated Independent Directors Compensation Plan
Our board of directors has authorized and reserved 100,000 shares of common stock for issuance to independent directors under the independent directors' compensation plan (the "Director Plan"), which operates as a sub-plan of our Long-Term Incentive Plan, as defined within "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".
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

In November 2009, our board of directors amended and restated our independent directors’ compensation plan (the “Amended Director Plan”), to provide for the issuance of restricted stock, rather than options, as non-cash compensation to our independent directors. The Amended Director Plan provides that each independent director elected or appointed to our board on or after November 13, 2009 shall receive a grant of 2,500 shares of restricted stock upon his or her initial election or appointment. Upon each subsequent re-election to the board, each independent director will receive a subsequent grant of 1,000 shares of restricted stock. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant. As of December 31, 2012, we had granted 16,000 shares of restricted stock, 4,000 shares of which had vested and approximately 1,667 shares of which were forfeited upon the resignation of an independent director from our board.

Prior to November 2009, each independent director received a grant of options to purchase 2,500 shares of our common stock upon his election to our board. The initial grant of options was non-dilutive with an exercise price of $10.00 per share. Upon each subsequent re-election of the independent director to the board, he received a subsequent grant of options to purchase 1,000 shares of our common stock. The exercise price for the subsequent options was the greater of (1) $10.00 per share or (2) the fair market value of the shares on the date of grant. Of the options granted, one-third were immediately exercisable on the date of grant, one-third became exercisable on the first anniversary of the date of grant, and the remaining one-third became exercisable on the second anniversary of the date of grant. The stock options will lapse on the first to occur of (1) the tenth anniversary of the date of grant, or (2) the removal for cause of the independent director as a member of the board of directors. No option issued may be exercised if such exercise would jeopardize our status as a REIT under the Code. The independent directors may not sell, pledge, assign, or

Index to Consolidated Financial Statements

transfer their options other than by will or the laws of descent or distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.

We granted 22,000 options to purchase shares of our common stock, all of which had vested by August 2011. No options had been exercised as of December 31, 2012.

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
The following table sets forth the beneficial ownership of our common stock and Series A and Series B preferred stock, as of February 28, 2013, by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Names of Beneficial Owners(1)	Shares Beneficially Owned
	Shares	Percentage
Common Stock
Wells Timberland Management Organization, LLC(2)	20,957	*

Leo F. Wells, III, President and Director (2)	171,802	*
Douglas P. Williams, Executive Vice President, Secretary, Treasurer, and Director (3)	1,149	*
Donald S. Moss(4)	9,665	*
Willis J. Potts, Jr.(4)	14,519	*
George W. Sands (5)	5,675	*
Henry G. Zigtema	2,500	*
All directors and executive officers as a group (6 persons)	205,310	*
Series A Preferred Stock
Wells Real Estate Funds, Inc.(2)	27,585	100.0%
Leo F. Wells, III(2)	27,585	100.0%
Series B Preferred Stock
Wells Real Estate Funds, Inc.(2)	9,807	100.0%
Leo F. Wells, III(2)	9,807	100.0%

*	Less than 1%.

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

(2)
As the sole stockholder of Wells REF, which directly or indirectly owns Wells Capital, the sole owner of Wells TIMO, Mr. Wells may be deemed the beneficial owner of the shares held by Wells TIMO. Wells TIMO also holds 200 common units in Wells Timberland OP and 100 special units in Wells Timberland OP. Mr. Wells is also deemed to be the beneficial owner of 27,585 shares of Series A preferred stock and 9,807 shares of Series B preferred stock held by Wells REF. The address for Mr. Wells is c/o Wells Real Estate Funds, Inc., 6200 The Corners Parkway, Norcross, Georgia 30092.

(3)	Douglas P. Williams was appointed to our board of directors on March 13, 2013.

Index to Consolidated Financial Statements

(4)	Includes shares issuable upon the exercise of granted options.

(5)
George W. Sands provided notice of resignation from our board of directors to be effective March 31, 2013. Mr. Sands did not have any disagreements with management on any matters related to our operations, policies or practices.

Brian M. Davis was appointed as our Senior Vice President and Chief Financial Officer on March 13, 2013, effective upon the filing of this annual report on Form 10-K. Mr. Davis does not own any shares of our common stock.

Equity Compensation Plan Information

We have adopted the Amended and Restated 2005 Long-Term Stock Incentive Plan (the “Long-Term Incentive Plan”), which is used to attract and retain qualified independent directors, employees, advisors, and consultants considered essential to our long-term success. Under the terms of our Long-Term Incentive Plan, a total of 500,000 shares of common stock have been authorized and reserved for issuance, of which 100,000 of such common shares are reserved for issuance to independent directors. The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our incentive award plan, as of December 31, 2012.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	22,000	$10.00	462,000
Equity compensation plans not approved by security holders	—	—	—
Total	22,000	$10.00	462,000

(1)
We have granted 5,500 options for our common stock, as defined in our 2005 Long-Term Incentive Plan, to each of Michael P. McCollum, E. Nelson Mills, Donald S. Moss, and Willis J. Potts, Jr. Mr. Mills was an independent director until July 2010. These options were fully vested as of August 2011 and remained exercisable as of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a report containing disclosure of all material terms, factors, and circumstances surrounding any and all transactions involving us, members of our board of directors, our advisor, our sponsor, or any of their affiliates, occurring as of December 31, 2012, and describes all transactions and currently proposed transactions between us and any related person since January 1, 2012, in which such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of all related-party transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Our Relationship with Wells Capital and Wells TIMO
Our executive officers, Leo F. Wells, III and Douglas P. Williams, are also executive officers of Wells Capital, our sponsor, which is the manager of Wells TIMO, our advisor. Mr. Wells is one of our directors and the sole director of our sponsor and indirectly owns 100% of its equity. We have entered into an Advisory Agreement with Wells TIMO to serve as our advisor with responsibility to oversee and manage our day-to-day operations and to perform other duties including the following:

•	find, present, and recommend to our board of directors real estate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of our timberland acquisitions, sales, or joint ventures;

•	at the direction of our management, prepare all reports and regulatory filings, including those required by federal and state securities laws;

Index to Consolidated Financial Statements

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
Under the terms of the Advisory Agreement, we are required to reimburse Wells TIMO for certain organization and offering costs up to the lesser of actual expenses, or 1.2% of the total gross offering proceeds raised. We incurred and charged to additional paid-in capital cumulative organization and other offering costs of approximately $2.1 million related to the Initial Public Offering and approximately $1.5 million related to the Follow-On Offering, the sum of which ($3.5 million) represents 1.2% of cumulative gross proceeds raised under the Public Offerings. As of December 31, 2011, approximately $2.2 million of organization and offering costs incurred by us and due to Wells TIMO had been deferred by the terms of our loan agreements. On January 27, 2012, Wells TIMO forgave the deferred organization and offering expenses. After adjusting for this write-off, organization and offering costs represents approximately 0.5% of cumulative gross proceeds raised under the Public Offerings.
We pay a fee to Wells TIMO for services related to the disposition of investment properties. When we sell a property, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by our independent directors), we pay Wells TIMO a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price; and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits is determined by our board of directors, including our independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. For the year ended December 31, 2012, we incurred related-party disposition fees of $0.2 million.
The provisions of the Advisory Agreement related to advisor fees and expense reimbursements were amended on April 1, 2011 (the "Advisory Agreement Amendment No. 1") and March 16, 2012 (the "Advisory Agreement Amendment No. 2"). During the first quarter of 2012, the amount of quarterly advisor fees and expense reimbursements payable to Wells TIMO was determined pursuant to Advisory Agreement No. 1 and was limited to the least of: (1) an asset management fee equal to one fourth of 1.0% of asset under management plus reimbursements for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset manager, (2) one-fourth of 1.5% of assets under management, or (3) all free cash flow in excess of an amount equal to 1.05 multiplied by our interest expense. Under the Advisory Agreement Amendment No. 1, free cash flow was defined as EBITDA (as defined in our loan agreements), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock), less any cash proceeds from timberland sales equal to the cost basis of the properties sold. For each of the remaining three quarters of 2012, the amount of quarterly advisor fees and expense reimbursements payable to Wells TIMO was determined pursuant to Advisory Agreement Amendment No. 2 and was limited to the lesser of (1) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (2) free cash flow for the four

Index to Consolidated Financial Statements

quarters then ended in excess of an amount equal to 1.25 multiplied by our interest expense for the four quarters then-ended. Under Advisory Agreement Amendment No. 2, free cash flow is defined as EBITDA (as defined in our credit agreements), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock). No payments will be permitted under the Advisory Agreement and its amendments if they would cause a default under our debt facilities. For the year ended December 31, 2012, we incurred advisor fees and expense reimbursements of approximately $3.7 million payable to Wells TIMO.

We incurred a total of approximately $4.0 million under the Advisory Agreement and its amendments during 2012 for advisor fees and reimbursements, disposition fees, and other organization and offering costs. As of December 31, 2011, approximately $28.8 million was due to Wells TIMO and its affiliates for advisory fees, other fees, and administrative and operating expenditures funded on behalf of us pursuant to the Advisory Agreement and its amendments. In January 2012, we entered into agreements with Wells TIMO whereby Wells TIMO fully forgave approximately $27.3 million of accrued but unpaid fees and reimbursements that were previously deferred due to restrictions under our loan agreement. Due to the related-party nature of these transactions, this amount was recorded as additional paid-in capital during 2012.

Our Advisory Agreement, as amended, has a one-year term expiring July 10, 2013, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement, as amended, without penalty upon 60 days’ written notice, subject to the terms of our credit agreements. If we terminate the Advisory Agreement, as amended, we will pay Wells TIMO all unpaid reimbursements of expenses and all earned but unpaid fees.
Our board of directors, including our independent directors, believe this relationship with Wells TIMO is fair.
Our Relationship with WIS
Mr. Wells, one of our directors, also indirectly owns 100% of our dealer-manager, WIS. WIS is entitled to receive selling commissions of up to 7.0% of aggregate gross offering proceeds. For the year ended December 31, 2012, we incurred selling commissions of $287,449 to WIS, of which approximately 100% was reallowed to participating broker/dealers, net of discounts. Additionally, WIS earned a dealer-manager fee of 1.8% of the gross offering proceeds at the time the shares are sold. Some or all of the fees under the dealer-manager agreement was re-allowed to participating broker/dealers. Dealer-manager fees apply only to the sale of shares in the primary offering and do not apply to the sale of shares under our distribution reinvestment plan. For the year ended December 31, 2012, we incurred dealer-manager fees of $73,915 to WIS, half of which was re-allowed to participating broker/dealers, net of discounts.
Our board of directors, including our independent directors, believes that this arrangement with WIS was fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees maximized our fund-raising efforts in order to service acquisition-related debt and acquire additional timberland tracts.
Our Relationship with Wells REF
During the year ended December 31, 2012, we redeemed 356 shares of our Series A and Series B preferred stock held by Wells REF at the original issue price of $1,000 per share plus accrued but unpaid dividends of $103,436. As of December 31, 2012, Wells REF held approximately $27.6 million and $9.8 million of our Series A and Series B preferred stock, respectively. Dividends accrued on the preferred stock daily at a rate of 1.0% per year. If authorized by our board of directors and declared by us, accruing dividends on the preferred stock are payable on September 30 of each year. The preferred stock is not convertible into shares of our common stock. If we are liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends, whether or not declared, before any payment may be made to the holders of our common stock or any other class or series of our capital stock ranking junior on liquidation to the preferred stock. In January 2012, Wells REF forgave approximately $0.7 million related to a loan amendment fee funded on our behalf by Wells REF in March 2009.

Index to Consolidated Financial Statements

Certain Relationships Involving our Independent Directors
George W. Sands, one of our directors, is also currently a director of Columbia, an entity for which Wells Capital serves as the advisor.
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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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
Director Independence
We have a five-member board of directors. One of our directors, Leo F. Wells, III, is affiliated with Wells Capital and its affiliates, and we do not consider him to be independent directors. The four remaining directors qualify as “independent directors” as defined in our charter, which is available on our website at www.wellstimberland.com, in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (i) ownership of an interest in the sponsor, the advisor, or any of their affiliates, other than us; (ii) employment by the sponsor, the advisor, or any of their affiliates; (iii) service as an officer or director of the sponsor, the advisor, or any of their affiliates, other than as one of our directors; (iv) performance of services, other than as a director, for the corporation; (v) service as a director or trustee of more than three real estate investment trusts organized by the sponsor or advised by the advisor; or (vi) maintenance of a material business or professional relationship with the sponsor, the advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. One of our independent directors, George W. Sands, may face conflicts of interest because he has affiliations with another program sponsored by Wells Capital and its affiliates.
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
Independent Auditors
During the year ended December 31, 2012, Deloitte & Touche LLP served as our independent auditor and Deloitte Tax LLP provided certain domestic tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation.

Preapproval Policies
The Audit Committee's charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted nonaudit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors' independence. Unless a type of service to be provided by the independent auditors has received "general" preapproval, it will require "specific" preapproval by the Audit Committee.

All requests or applications for services to be provided by the independent auditor that do not require specific preapproval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general preapproval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.

Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the Principal Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence. The Chairman of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chairman of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.

All services rendered by Deloitte & Touche LLP and Deloitte Tax LLP for the year ended December 31, 2012, were preapproved in accordance with the policies and procedures described above.

Principal Auditor Fees

The Audit Committee reviewed the audit and nonaudit services performed by our principal auditor, as well as the fees charged by the principal auditor for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of the principal auditor. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by our principal auditor, for the years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit fees	$310,000	$290,000
Audit-related fees	—	—
Tax fees	121,225	134,805
All other fees	—	—
Total	$431,225	$424,805

Index to Consolidated Financial Statements

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
(b)    See (a) 3 above.
(c)    See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of March 2013.

Wells Timberland REIT, Inc. (Registrant)

By:	/S/ LEO F. WELLS, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/S/ DONALD S. MOSS	Independent Director	March 13, 2013
Donald S. Moss

/S/ WILLIS J. POTTS, JR.	Independent Director	March 13, 2013
Willis J. Potts, Jr.

/S/ GEORGE W. SANDS	Independent Director	March 13, 2013
George W. Sands

/S/ HENRY G. ZIGTEMA	Independent Director	March 13, 2013
Henry G. Zigtema

/S/ LEO F. WELLS, III	President and Director (Principal Executive Officer)	March 13, 2013
Leo F. Wells, III

/S/ DOUGLAS P. WILLIAMS	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 13, 2013
Douglas P. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wells Timberland REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Timberland REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Timberland REIT, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 13, 2013

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$11,221,092	$6,848,973
Restricted cash and cash equivalents	2,050,063	6,762,246
Accounts receivable	658,355	644,622
Prepaid expenses and other assets	1,098,268	499,188
Deferred financing costs, less accumulated amortization of $58,626 and $809,158 as of December 31, 2012 and 2011, respectively	1,311,770	1,672,550
Timber assets, at cost (Note 3):
Timber and timberlands, net	333,805,295	328,561,850
Intangible lease assets, less accumulated amortization of $841,686 and $703,675 as of December 31, 2012 and 2011, respectively	115,399	333,178
Total assets	$350,260,242	$345,322,607

Liabilities:
Accounts payable and accrued expenses	1,689,288	1,918,281
Due to affiliates (Note 12)	1,326,255	28,960,573
Other liabilities	4,801,387	2,609,809
Note payable and line of credit (Note 4)	132,356,123	122,025,672
Total liabilities	140,173,053	155,514,335

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 27,585 and 27,844 shares issued and outstanding as of December 31, 2012 and 2011, respectively	36,476,063	36,539,548
Series B preferred stock, $1,000 liquidation preference; 9,807 and 9,904 shares issued and outstanding as of December 31, 2012 and 2011, respectively	12,123,992	12,145,951
Common stock, $0.01 par value; 900,000,000 shares authorized; 31,800,627 and 31,465,274 shares issued and outstanding as of December 31, 2012 and 2011, respectively	318,006	314,653
Additional paid-in capital	301,348,146	271,428,671
Accumulated deficit and distributions	(139,491,344)	(130,620,551)
Accumulated other comprehensive loss	(687,674)	—
Total stockholders’ equity	210,087,189	189,808,272
Total liabilities and stockholders’ equity	$350,260,242	$345,322,607

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues:
Timber sales	$30,510,536	$35,533,916	$41,404,319
Timberland sales	10,972,440	1,740,586	2,267,887
Other revenues	2,716,803	2,743,325	3,909,938
	44,199,779	40,017,827	47,582,144
Expenses:
Contract logging and hauling costs	15,798,776	20,098,781	21,085,412
Depletion	11,677,229	11,759,282	14,338,444
Cost of timberland sales	7,849,652	1,332,775	1,557,779
Advisor fees and expense reimbursements	3,720,000	3,324,154	6,130,749
Forestry management fees	2,271,201	2,576,562	2,813,729
General and administrative expenses	2,205,143	2,127,940	2,011,395
Land rent expense	1,575,443	2,217,313	2,190,514
Other operating expenses	2,801,934	2,653,225	2,915,083
	47,899,378	46,090,032	53,043,105
Operating loss	(3,699,599)	(6,072,205)	(5,460,961)
Other income (expense):
Interest income	1,638	2,287	5,661
Interest expense	(5,049,255)	(5,435,948)	(8,560,293)
Loss on interest rate swap	(123,516)	(439,497)	(1,794,127)
	(5,171,133)	(5,873,158)	(10,348,759)
Net loss	(8,870,732)	(11,945,363)	(15,809,720)
Dividends to preferred stockholder	(373,992)	(1,556,675)	(3,708,380)
Net loss available to common stockholders	$(9,244,724)	$(13,502,038)	$(19,518,100)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.29)	$(0.47)	$(0.86)
Weighted-average common shares outstanding—basic and diluted	31,854,556	28,489,080	22,806,619

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(8,870,732)	$(11,945,363)	$(15,809,720)
Other comprehensive loss:
Market value adjustment to interest rate swap	(687,674)	—	—
Comprehensive loss	$(9,558,406)	$(11,945,363)	$(15,809,720)

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares		Amount	Shares	Amount
Balance, December 31, 2009	19,460,028		$194,601	43,628	$50,940,352	$167,627,870	$(91,238,012)	$—	$127,524,811
Issuance of common stock	5,519,709		55,197	—	—	54,768,600	—	—	54,823,797
Issuance of stock dividends	605,868		6,059	—	—	6,272,346	(6,278,626)	—	(221)
Redemptions of common stock	(86,888)		(869)	—	—	(858,686)	—	—	(859,555)
Dividends on preferred stock	—		—	—	3,708,380	(3,708,380)	—	—	—
Commissions and discounts on stock sales and related dealer-manager fees	—		—	—	—	(4,072,095)	—	—	(4,072,095)
Other offering costs	—		—	—	—	(550,958)	—	—	(550,958)
Placement and structuring agent fees	—	—	—	—	—	(396,374)	—	—	(396,374)
Net loss	—		—	—	—	—	(15,809,720)	—	(15,809,720)
Balance, December 31, 2010	25,498,717		$254,988	43,628	$54,648,732	$219,082,323	$(113,326,358)	—	$160,659,685
Issuance of common stock	5,501,529		55,015	—	—	54,941,942	—	—	54,996,957
Issuance of stock dividends	557,633		5,576	—	—	5,343,475	(5,348,830)	—	221
Redemptions of common stock	(92,605)		(926)	—	—	(891,975)	—	—	(892,901)
Dividends on preferred stock	—		—	—	1,556,675	(1,556,675)	—	—	—
Redemptions of preferred stock	—		—	(5,880)	(7,519,908)	—	—	—	(7,519,908)
Commissions and discounts on stock sales and related dealer-manager fees	—		—	—	—	(4,836,283)	—	—	(4,836,283)
Other offering costs	—		—	—	—	(654,136)	—	—	(654,136)
Net loss	—		—	—	—	—	(11,945,363)	—	(11,945,363)
Balance, December 31, 2011	31,465,274		$314,653	37,748	$48,685,499	$271,428,671	$(130,620,551)	—	$189,808,272
Issuance of common stock	414,441		4,144	—	—	4,130,658	(61)	—	4,134,741
Redemptions of common stock	(79,088)		(791)	—	—	(742,324)	—	—	(743,115)
Dividends on preferred stock	—		—	—	373,992	(373,992)	—	—	—
Redemptions of preferred stock	—		—	(356)	(459,436)	—	—	—	(459,436)
Commissions and discounts on stock sales and related dealer-manager fees	—		—	—	—	(361,364)	—	—	(361,364)
Other offering costs	—		—	—	—	(48,752)	—	—	(48,752)
Write-off of due to affiliates	—		—	—	—	27,315,249	—	—	27,315,249
Net loss	—		—	—	—	—	(8,870,732)	—	(8,870,732)
Market value adjustment to interest rate swap	—		—	—	—	—	—	(687,674)	(687,674)
Balance, December 31, 2012	31,800,627		$318,006	37,392	$48,600,055	$301,348,146	$(139,491,344)	$(687,674)	$210,087,189

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(8,870,732)	$(11,945,363)	$(15,809,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	11,677,229	11,759,282	14,338,444
Unrealized gain on interest rate swaps	(847,743)	(531,512)	(2,271,093)
Other amortization	275,929	216,700	206,750
Stock-based compensation expense	28,333	21,667	—
Noncash interest expense	1,731,310	468,157	1,208,858
Basis of timberland sold	7,187,733	1,172,241	1,392,900
Basis of timber on terminated leases	—	—	26,850
Basis of casualty loss	25,541	91,061	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(13,733)	207,605	140,523
(Increase) decrease in prepaid expenses and other assets	(580,259)	127,700	63,708
Decrease in accounts payable and accrued expenses	(228,993)	(756,676)	(137,766)
(Decrease) increase in due to affiliates	(153,941)	3,103,841	6,146,259
Increase in other liabilities	1,195,196	637,428	(151,196)
Net cash provided by operating activities	11,425,870	4,572,131	5,154,517

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(23,054,602)	(1,626,550)	(1,040,927)
Funds released from escrow accounts	4,712,183	1,090,517	102,938
Net cash used in investing activities	(18,342,419)	(536,033)	(937,989)

Cash Flows from Financing Activities:
Proceeds from CoBank loan	133,000,000	—	—
Proceeds from Mahrt loan	—	—	211,000,000
Financing costs paid	(1,370,396)	(273,788)	(2,207,920)
Repayment of senior loan	—	—	(201,852,588)
Repayment of mezzanine loan	—	—	(14,988,709)
Repayment of Mahrt loan	(122,025,672)	(46,814,920)	(42,159,408)
Repayment of CoBank loan	(643,877)	—	—
Issuance of common stock	4,062,647	54,511,310	54,463,267
Redemptions of common stock	(743,115)	(892,901)	(859,555)
Redemptions of preferred stock	(356,000)	(5,880,000)	—
Dividends paid on preferred stock redeemed	(103,436)	(1,639,908)	—
Commissions on stock sales and related dealer-manager fees paid	(447,744)	(4,266,801)	(3,726,916)
Other offering costs paid	(83,739)	(625,820)	(429,501)
Placement and structuring agent fees paid	—	(93,264)	(303,109)
Net cash provided by (used in) financing activities	11,288,668	(5,976,092)	(1,064,439)
Net increase (decrease) in cash and cash equivalents	4,372,119	(1,939,994)	3,152,089
Cash and cash equivalents, beginning of period	6,848,973	8,788,967	5,636,878
Cash and cash equivalents, end of period	$11,221,092	$6,848,973	$8,788,967
See accompanying notes.

Index to Consolidated Financial Statements

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, and 2010

1.	Organization

Wells Timberland REIT Inc. ("Wells Timberland REIT") was formed on September 27, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells Timberland REIT engages in the ownership and management of timberland located in the southeastern United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006 (see Note 2). Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP, and Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 12).

As of December 31, 2012, Wells Timberland REIT owned approximately 246,300 acres of timberland and held long-term leasehold interests in approximately 42,500 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use timberland, and leasing land-use rights to third parties.

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

Level 1 — Assets or liabilities for which the identical term is traded on an active exchange, such as publicly-traded instruments or futures contracts.
Level 2 — Assets and liabilities valued based on observable market data for similar instruments.
Level 3 — Assets or liabilities for which significant valuation assumptions are not readily observable in the market. Such assets or liabilities are valued based on the best available data, some of which may be internally developed. Significant assumptions may include risk premiums that a market participant would require.

Cash and Cash Equivalents

Wells Timberland REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

Restricted Cash and Cash Equivalents

Cash and cash equivalents were restricted by the terms of the financing agreements entered into by Wells Timberland REIT in connection with its acquisition of the Mahrt Timberland (see Note 4). As of December 31, 2012, the restricted cash and cash equivalents balance consisted entirely of cash from operations. As of December 31, 2011, this balance consisted of approximately $2.9 million of cash from operations and $3.9 million of proceeds raised from the sale of common stock under the Follow-On Offering.

Accounts Receivable

Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2012, 2011, and 2010, no allowances have been provided against accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid rent, prepaid insurance, and prepaid operating costs. Prepaid expenses are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized using the effective interest method over the terms of the related financing arrangements. Wells Timberland REIT recognized amortization of deferred financing costs for the years ended December 31, 2012, 2011, and 2010 of approximately $1.7 million, $0.5 million, and $1.2 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
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

Index to Consolidated Financial Statements

capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
Depletion
Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The harvest cycle for the Mahrt Timberland is 30 years. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee timber tract owned less than one year, depletion rates are generally determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for leased timber tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.
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

Index to Consolidated Financial Statements

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
Fair Value of Debt Instruments
Wells Timberland REIT applied the provisions of the accounting standard for fair value measurements and disclosures in estimations of fair value of its debt instruments based on Level 2 assumptions. The fair value of the outstanding note payable was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement date. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Preferred Stock
The proceeds from issued and outstanding shares of preferred stock and dividends payable on preferred stock are recorded as preferred stock. See Note 9.
Common Stock
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
Interest Rate Swaps

Wells Timberland REIT has entered into interest rate swap contracts to mitigate its exposure to changing interest rates on variable rate debt instruments. Wells Timberland REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of hedges, if any, are recognized in current earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swap in the consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.

Wells Timberland REIT applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair values of interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, consideration of Wells Timberland REIT's credit standing, credit risk of counterparties, and reasonable estimates about relevant future market conditions.

Index to Consolidated Financial Statements

The following table presents information about Wells Timberland REIT’s interest rate swaps measured at fair value as of December 31, 2012 and 2011:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	12/31/2012	12/31/2011
Derivatives designated as hedging instruments:
Interest rate swap contract	Other liabilities	$687,674	$—
Derivatives not designated as hedging instruments:
Interest rate swap contract	Other liabilities	$128,934	$976,677

For additional information about Wells Timberland REIT's interest rate swaps, see Note 5.

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

Index to Consolidated Financial Statements

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
Income Taxes

Wells Timberland REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 2009. To qualify to be taxed as a REIT, Wells Timberland REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, Wells Timberland REIT generally is not subject to federal income tax on taxable income it distributes to stockholders. Wells Timberland REIT is subject to certain state and local taxes related to the operations of timberland properties in certain locations, which have been provided for in the accompanying consolidated financial statements. Wells Timberland REIT records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

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

No provision for federal income taxes has been made in the accompanying consolidated financial statements, other than the provision relating to Wells Timberland TRS, as Wells Timberland REIT did not generate taxable income for the periods presented. See Note 13 for more information.

Business Segments
Wells Timberland REIT owns interests in approximately 288,800 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Wells Timberland REIT operates in a single reporting segment, and the presentation of Wells Timberland REIT’s financial condition and performance is consistent with the way in which Wells Timberland REIT’s operations are managed.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for Wells Timberland REIT for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on Wells Timberland REIT’s financial statements or disclosures.

Index to Consolidated Financial Statements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The adoption of ASU 2011-05 was effective for Wells Timberland REIT for the period beginning January 1, 2012. In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective for Wells Timberland REIT for the period beginning January 1, 2013. The adoption of ASU 2011-05 and ASU 2013-02 have not had a material impact on Wells Timberland REIT's financial statements or disclosures.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform with the current period financial statement presentation.

3.	Timber Assets

Timber and Timberlands

As of December 31, 2012 and 2011, timber and timberlands consisted of the following, respectively:

	As of December 31, 2012
	Gross	Accumulated Depletion or Amortization	Net
Timber	$161,878,914	$11,677,229	$150,201,685
Timberlands	183,349,545	—	183,349,545
Mainline roads	428,688	174,623	254,065
Timber and timberlands	$345,657,147	$11,851,852	$333,805,295

	As of December 31, 2011
	Gross	Accumulated Depletion or Amortization	Net
Timber	$175,512,118	11,759,282	$163,752,836
Timberlands	164,550,798	—	164,550,798
Mainline roads	376,406	118,190	258,216
Timber and timberlands	$340,439,322	$11,877,472	$328,561,850

The timber and timberlands shown above reflect the Mahrt Timberland, which Wells Timberland REIT acquired on October 9, 2007 for a purchase price of approximately $400.0 million, exclusive of closing costs. On September 28, 2012, Wells Timberland REIT acquired approximately 30,000 acres of timberland (the "Property") for a purchase price

Index to Consolidated Financial Statements

of approximately $20.5 million, exclusive of closing costs. Wells Timberland REIT had previously held long-term leasehold interest in the Property, which is located within the Mahrt Timberland. In addition, Wells Timberland REIT paid $2.0 million to buy out a third party's interest in approximately 14,400 acres of timberland, including 12,400 acres within the Property and 2,000 acres where Wells Timberland REIT continues to hold long-term leasehold interests. Wells Timberland REIT will also make annual payments on approximately 8,300 acres of the Property at a per-acre rate equal to the then-current lease rate to the seller through May 2022. The estimated net present value of the liability was approximately $1.2 million and was recorded in other liabilities in the accompanying consolidated balance sheets. The acquisition was funded with cash on-hand and debt financing (see Note 4). During 2011, Wells Timberland REIT acquired fee-simple interest in approximately 1,400 acres of timberland in which it previously held leasehold interests for approximately $1.0 million, exclusive of closing costs.

During the years ended December 31, 2012, 2011, and 2010, Wells Timberland REIT sold approximately 6,020 acres, 1,130 acres, and 1,170 acres of timberland, respectively, for approximately $11.0 million, $1.7 million, and $2.3 million, respectively. Wells Timberland REIT’s cost basis in the timberland sold for these years was approximately $7.2 million, $1.2 million, and $1.4 million, respectively.

As of December 31, 2012, the Mahrt Timberland consisted of approximately 288,800 acres of timberland, including 246,300 acres of timberland held in fee-simple interests and approximately 42,500 acres of timberland held in leasehold interests. As of December 31, 2012, the Mahrt Timberland contained approximately 10.1 million tons of merchantable timber inventory, including approximately 6.0 million tons of pulpwood, 2.1 million tons of chip-n-saw, and 2.0 million tons of sawtimber.

Intangible Lease Assets

Upon the acquisition of Mahrt Timberland, Wells Timberland REIT allocated the purchase price to tangible assets, consisting of timberland and timber, and intangible assets, consisting of below-market in-place ground leases for which Wells Timberland REIT is the lessee. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases. Wells Timberland REIT had net below-market lease assets of approximately $0.1 million and $0.3 million as of December 31, 2012 and 2011, respectively, and recognized amortization of this asset of approximately $0.2 million in both 2012 and 2011.

As of December 31, 2012, below-market lease assets will be amortized as follows:

For the years ending December 31,
2013	$85,766
2014	3,521
2015	3,521
2016	3,521
2017	3,521
Thereafter	15,549
$115,399
As of December 31, 2012, the remaining weighted-average amortization period over which below-market lease assets will be amortized is three years.

4.	Note Payable and Line of Credit

On September 28, 2012, Wells Timberland REIT entered into a first mortgage loan agreement (the "CoBank Loan") with a syndicate of banks with CoBank, ACB ("CoBank") serving as administrative agent. The CoBank Loan amended and restated the five-year senior loan agreement for $211.0 million entered into on March 24, 2010 and its amendments (the "Mahrt Loan").

Index to Consolidated Financial Statements

Under the CoBank Loan, Wells Timberland REIT initially can borrow up to $148.0 million in principal, including $133.0 million through a term loan facility ("CoBank Term Loan") and up to $15.0 million through a revolving credit facility (the "CoBank Revolver"). Wells Timberland REIT also has the ability to increase the amount of the CoBank Term Loan by up to $50.0 million (the "CoBank Incremental Loan") during the term of the CoBank Loan. On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full. The CoBank Loan is secured by a first mortgage in the Mahrt Timberland, a first priority security interest in all bank accounts held by Wells Timberland REIT, and a first priority security interest on all other assets of Wells Timberland REIT.

Proceeds of $133.0 million from the CoBank Term Loan were used to pay off the outstanding balance of the Mahrt Loan, fund costs associated with closing the CoBank Loan, and partially fund the Property acquisition (see Note 3). As of December 31, 2012, the outstanding balance of the CoBank Loan was $132.4 million, all of which was outstanding under the CoBank Term Loan.

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

Wells Timberland REIT believes it was in compliance as of December 31, 2012 and expects to remain in compliance with the financial covenants of the CoBank Loan. Additionally, the CoBank Loan requires funding of an account under the control of CoBank equal to approximately six months of interest on the CoBank Loan during any time the LTV Ratio is 35% or greater, or approximately three months of interest if the LTV Ratio is less than 35%.

Index to Consolidated Financial Statements

Interest Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2012, 2011, and 2010, Wells Timberland REIT made the following interest payments on its borrowings:

	2012	2011	2010
Mahrt Loan	$2,533,285	$4,984,171	$6,212,596
CoBank Loan	726,347	—	—
Senior loan	—	—	876,489
Mezzanine loan	—	—	295,281
	$3,259,632	$4,984,171	$7,384,366

As of December 31, 2012 and 2011, the weighted-average interest rate on the aforementioned borrowings, after consideration of the interest rate swap, was 2.62% and 3.71%, respectively. As of December 31, 2012 and 2011, the estimated fair value of Wells Timberland REIT's note payable was approximately $132.4 million and $118.4 million, respectively. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.     Interest Rate Swaps
Wells Timberland REIT entered into interest rate swap contracts in order to mitigate its interest rate risk on related financial instruments. Wells Timberland REIT does not enter into derivative or interest rate contracts for speculative purposes; however, Wells Timberland REIT’s derivatives may not qualify for hedge accounting treatment.

Interest Rate Swap Not Designated as Hedging Instrument

On March 24, 2010, as required by the terms of the Mahrt Loan, Wells Timberland REIT entered into an interest rate swap agreement with Rabobank Group (“Rabobank”) to hedge its exposure to changing interest rates on a portion of the Mahrt Loan (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap is effective from September 30, 2010 to March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, Wells Timberland REIT pays interest at a fixed rate of 2.085% per annum and receives variable LIBOR-based interest payments from Rabobank based on the following schedule:

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

Index to Consolidated Financial Statements

The detail of loss on the RaboBank Interest Rate Swap, which is recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Noncash gain (loss) on Rabobank Interest Rate Swap	$847,743	$531,512	$2,271,093
Net payments on Rabobank Interest Rate Swap	(971,259)	(971,009)	(4,065,220)
Loss on Rabobank Interest Rate Swap	$(123,516)	$(439,497)	$(1,794,127)

Wells Timberland REIT entered into an interest rate swap agreement with Wachovia Bank, N.A., to hedge its exposure to the senior loan’s variable interest rate (the “Wachovia Interest Rate Swap”). The Wachovia Interest Rate Swap was effective on October 16, 2007 and matured on September 30, 2010. Under the terms of the Wachovia Interest Rate Swap, from October 25, 2008 through September 30, 2010, Wells Timberland REIT paid interest at a fixed rate of 4.905% per annum and received LIBOR-based interest payments based on $106.0 million. The detail of loss on the Wachovia Interest Rate Swap, which is recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the year ended December 31, 2010:

2010
Noncash gain on Wachovia Interest Rate Swap	$3,680,341
Net payments on Wachovia Interest Rate Swap	(3,720,244)
Loss on Wachovia Interest Rate Swap	$(39,903)

On January 23, 2009, Wells Timberland REIT entered into an interest rate swap agreement with CoBank to hedge its exposure to changing interest rates on $75.0 million of the senior loan (the “CoBank Interest Rate Swap”). The CoBank Interest Rate Swap was effective between February 24, 2009 and February 24, 2010. Under the terms of the CoBank Interest Rate Swap, Wells Timberland REIT paid interest at a fixed rate of 1.14% per annum and received LIBOR-based interest payments from CoBank on a notional amount of $75.0 million. The detail of loss on the CoBank Interest Rate Swap, which is recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the year ended December 31, 2010:

2010
Noncash gain on CoBank Interest Rate Swap	$98,940
Net payments on CoBank Interest Rate Swap	(102,242)
Loss on CoBank Interest Rate Swap	$(3,302)

Interest Rate Swap Designated as Hedging Instrument

As required by the terms of the CoBank Loan, on October 23, 2012, Wells Timberland REIT entered into an interest rate swap agreement with Rabobank to hedge its exposure to changing interest rates on $80.0 million of the CoBank Loan that is subject to a variable interest rate (the “Rabobank Forward Swap”). The Rabobank Forward Swap has an effective date of March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Forward Swap, Wells Timberland REIT will pay interest at a fixed rate of 0.91% per annum to Rabobank and will receive one-month LIBOR-based interest payments from Rabobank. The Rabobank Forward Swap qualifies for hedge accounting treatment. At December 31, 2012, Wells Timberland REIT recognized the change in fair value of the Rabobank Forward Swap of approximately $0.7 million as other comprehensive loss. During 2012, there was no hedge ineffectiveness on the Rabobank Forward Swap required to be recognized in earnings. No amounts were paid or received on the Rabobank Forward Swap during the year ended December 31, 2012.

Index to Consolidated Financial Statements

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
For the years ended December 31, 2012, 2011, and 2010, approximately 54%, 58%, and 61%, respectively, of Wells Timberland REIT's net timber sales revenue was derived from the Timber Agreements. For 2013, Wells Timberland REIT is required to make available a minimum of approximately 0.6 million tons of timber for purchase by MeadWestvaco at fiber supply agreement pricing.

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

Obligations under Operating Leases
Wells Timberland REIT owns leasehold interests related to the use of approximately 42,500 acres of timberland as of December 31, 2012. These operating leases have expiration dates ranging from 2013 through 2022. Approximately 21,500 acres of these leased timberlands are leased to Wells Timberland REIT under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for four quarterly rental payments totaling $3.10 per acre plus an annual adjustment rental payment based on the change in the Producer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. This annual rental payment adjustment increased the per-acre lease rate to approximately $21.00 for 2012, which is the rate used to calculate the following remaining required payments under the terms of the operating leases as of December 31, 2012:

2013	$875,946
2014	785,616
2015	671,003
2016	671,003
2017	671,003
Thereafter	2,872,349
$6,546,920

Index to Consolidated Financial Statements

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

Pursuant to the agreements, Wells Timberland REIT engaged Viscardi and Renalco to act as placement agents in connection with the 2010 German Offering and to provide ongoing account maintenance and administrative services in connection with shares of common stock sold under the 2010 German Offering. The placement agent agreements expired upon the conclusion of the 2010 German Offering, provided however, that with respect to the ongoing account maintenance and administrative services contemplated by the parties, the placement agent agreements will continue until the earlier of (i) a liquidity event, which includes, among other things, the listing of the common stock on an exchange (as defined by the Exchange Act) or the disposition of all or a majority of the assets or capital stock of Wells Timberland REIT (a “Liquidity Event”) or (ii) December 31, 2018. Wells Timberland REIT pays an annual account maintenance fee to Viscardi and Renalco of $0.02 per share purchased in the 2010 German Offering.

During the years ended December 31, 2012 and 2011, Wells Timberland REIT incurred approximately $17,600 and $17,500, respectively, of annual account maintenance fees under the placement agent agreements.

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

Index to Consolidated Financial Statements

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
In the event of a redemption upon listing, Wells Timberland OP would pay the redemption amount in the form of shares of common stock of Wells Timberland REIT. The redemption payment due upon a Termination Event, other than a termination for cause, is equal to the aggregate amount of net sales proceeds that would have been distributed to the holder of the special units as described above if, on the date of the occurrence of the Termination Event, all assets of Wells Timberland OP have been sold for their then fair market values and all liabilities of Wells Timberland OP had been satisfied in full according to their terms. In the event of a Termination Event without cause, Wells Timberland OP would make the one-time payment in the form of a noninterest-bearing promissory note in an amount equal to the redemption amount. The promissory note will be repaid from net proceeds of the sale of Wells Timberland OP’s assets in connection with or following the Termination Event. In the event of a Listing Liquidity Event subsequent to a Termination Event, the promissory note would be canceled in exchange for shares of Wells Timberland REIT’s common stock equal in market value to the outstanding balance of the promissory note.
In the event Wells Timberland REIT terminates the Advisory Agreement for cause, which includes fraud, criminal conduct, willful misconduct, willful or grossly negligent breach of fiduciary duty, and a material breach of the Advisory Agreement by Wells TIMO, Wells Timberland OP would redeem the special units for $1.00.

Index to Consolidated Financial Statements

9.    Stockholders' Equity

Preferred Stock

Wells Timberland REIT is authorized to issue one or more series of preferred shares, par value of $0.01 per share. Wells Timberland REIT's board of directors approved the designation, issuance, and sale of up to 35,000 shares of Series A preferred stock and up to 15,000 shares of Series B preferred stock to Wells REF, an affiliate of Wells Timberland REIT, for a purchase price of $1,000 per share. Between October 2007 and December 2009, Wells Timberland REIT issued 32,128 shares of Series A preferred stock and 11,500 shares of Series B preferred stock to Wells REF in exchange for approximately $32.1 million and $11.5 million, respectively. Wells Timberland REIT's Series A and Series B preferred stock are not convertible into shares of Wells Timberland REIT's common stock. If Wells Timberland REIT is liquidated or dissolved, the holders of the preferred stock are entitled to receive the issue price of $1,000 per share plus any accrued and unpaid dividends before any payment may be made to the holders of Wells Timberland REIT's common stock or any other class or series of Wells Timberland REIT's capital stock ranking junior on liquidation to the Series A and Series B preferred stock.

Prior to May 9, 2011, dividends accrued on the Series A and Series B preferred stock at the rate per annum of 8.5%. On May 9, 2011, Wells REF, as the sole holder of the Series A preferred stock and Series B preferred stock consented to the waiver of the daily accrual of dividends on the Series A preferred stock and Series B preferred stock at an annual rate of 8.5%, provided that from and after May 9, 2011, the dividends on the Series A preferred stock and Series B preferred stock will continue to accrue at an annual rate of 1.0%. If authorized by Wells Timberland REIT's board of directors and declared by Wells Timberland REIT, accrued dividends are payable on September 30 of each year. In exchange for the reduction in the annual dividend rate, the board of directors of Wells Timberland REIT approved the redemption of the preferred stock held by Wells REF using up to 40% of the net proceeds from the Follow-On Offering, provided that the amount of Series A preferred stock and Series B preferred stock redeemed per month from Wells REF not exceed $2.0 million.

During the year ended December 31, 2012, Wells Timberland REIT redeemed 356 shares of its preferred stock at the original issue price of approximately $0.4 million, plus accrued but unpaid dividends of $0.1 million. As of December 31, 2012, Wells Timberland REIT had redeemed 6,236 shares of its preferred stock for approximately $7.9 million, consisting of approximately $6.2 million in original issuance price and approximately $1.7 million in accrued dividends. Approximately 37,392 shares of preferred stock remained outstanding as of December 31, 2012, with accrued but unpaid dividends of approximately $11.2 million included in preferred stock in the accompanying consolidated statements of stockholders' equity.

Stock Incentive Plan

Wells Timberland REIT adopted a long-term incentive plan, which is used to attract and retain qualified independent directors, employees, advisors, and consultants, as applicable, subject to certain limitations. A total of 500,000 shares of common stock were authorized and reserved for issuance under the long-term incentive plan, of which 100,000 of such common shares were reserved for issuance to independent directors under an independent directors compensation plan.

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

Index to Consolidated Financial Statements

Between 2006 and 2009, Wells Timberland REIT granted to its four independent directors a total of 22,000 options to purchase shares of its common stock. These grants of options were anti-dilutive with an exercise price of $10.00 per share. These options were fully vested as of August 2011 and all remained exercisable as of December 31, 2012.

On November 13, 2009, the board of directors amended and restated the independent directors compensation plan to provide for the issuance of restricted stock, rather than options, as noncash compensation to the independent directors of Wells Timberland REIT. The amended and restated plan provides that each independent director elected or appointed to the board on or after November 13, 2009 will receive a grant of 2,500 shares of restricted stock upon his or her initial election or appointment. Upon each subsequent re-election to the board, each independent director will receive a subsequent grant of 1,000 shares of restricted stock. The shares of restricted stock vests in thirds on each of the first three anniversaries of the date of grant. During 2012, 5,500 shares of restricted stock were granted. As of December 31, 2012, 16,000 shares of restricted stock had been granted, approximately 4,000 shares of which had vested, and approximately 1,667 shares of which were forfeited upon the resignation of an independent director from the board of Wells Timberland REIT in 2012.

Distribution Reinvestment Plan

Wells Timberland REIT has adopted a distribution reinvestment plan (“DRP”), as amended and restated, through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into shares of Wells Timberland REIT’s common stock in lieu of receiving cash distributions. To the extent Wells Timberland REIT makes future cash distributions to its stockholders, shares may be purchased under the DRP by participating stockholders for a price equal to the most recently published per-share estimated value ($6.56). Participants in the DRP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of Wells Timberland REIT's common stock. Wells Timberland REIT may amend, suspend, or terminate the DRP for any reason at any time upon 10 days written notice to its stockholders.

Share Redemption Plan

The board of directors of Wells Timberland REIT adopted a share redemption plan, or SRP, as amended and restated, that allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. Redemptions sought within two years of the death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility of a stockholder ("Qualified Special Redemptions") do not require a one-year holding period. Shares redeemed under the SRP, other than Qualified Special Redemptions, are limited to the lesser of (i) the sum of net proceeds received from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT's board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. Qualified Special Redemptions are limited to the sum of net proceeds received from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT's board of directors. To date, Wells Timberland REIT has not received proceeds from the sale of shares through the DRP, as it has not made cash distributions to the stockholders. Wells Timberland REIT's board of directors has approved a monthly, non-cumulative reserve of $150,000 to fund Qualified Special Redemptions. To the extent it does not receive proceeds from the sale shares of its common stock through the DRP, Wells Timberland REIT may not be able to redeem shares through the SRP other than Qualified Special Redemptions.

Prior to October 1, 2012, the price for all redemptions, other than Qualified Special Redemptions, through the end of the period of one year after the completion of Wells Timberland REIT's offering stage was 91% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder divided by the number of shares owned by such stockholder. Thereafter, the redemption price will be 95% of the published estimated per-share value. Prior to October 1, 2012, the redemption price for Qualified Special Redemptions through the end of the period of one year after the completion of Wells Timberland REIT's offering stage was equaled to 100% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder. Thereafter, the redemption price was 100% of the published estimated per-share value.

Index to Consolidated Financial Statements

On August 6, 2012, Wells Timberland REIT's board of directors suspended the Amended SRP, as defined below, effective October 1, 2012 until the first full month following the initial publication of the estimated per-share value. Also, on August 6, 2012, Wells Timberland REIT amended the SRP (the “Amended SRP”), effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including Qualified Special Redemptions, will be calculated in the same manner. Specifically, until the initial publication in an Exchange Act report filed with the SEC of an estimated per-share value approved by the board of directors, the price per share was 91% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder, divided by the number of shares owned by such stockholder that were acquired from Wells Timberland REIT. After the initial estimated per-share value publication, the price will be 95% of the estimated per share value, plus or minus any valuation adjustment as provided in the Amended SRP.

Wells Timberland REIT announced its estimated per-share value in a current report on Form 8-K on December 14, 2012. Effective January 1, 2013, the Amended SRP resumed and the price to be paid for shares redeemed under the Amended SRP will be 95% of the estimated per-share value of Wells Timberland REIT's common stock, or $6.23, plus or minus any valuation adjustment as provided in the Amended SRP.

During the years ended December 31, 2012 and 2011, approximately 79,088 and 92,605 shares of common stock, respectively, were redeemed under the SRP for approximately $0.7 million and $0.9 million, respectively. In September 2012, qualified redemption requests exceeded the $150,000 limit set by the board of directors. As a result, September 2012 redemption requests were pro-rated per terms of the SRP. Wells Timberland REIT redeemed $150,000 of shares at 100% the aggregate amount paid to it. Wells Capital reimbursed Wells Timberland REIT 9% of the amount of shares redeemed in September 2012, or $13,500. As of September 30, 2012, approximately $0.2 million of qualified redemption requests were unfulfilled and returned to the investors. No shares were redeemed during the fourth quarter of 2012 and no redemption requests were unfilled as of December 31, 2012. The board of directors may amend, suspend, or terminate the SRP upon 30 days' written notice and without stockholder approval.

10.     Recreational Leases

Wells Timberland REIT leases certain access rights to portions of the Mahrt Timberland to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. Wells Timberland REIT retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2012, approximately 254,000 acres, or 99%, of Wells Timberland REIT’s available timberland had been leased to tenants under operating leases that expire in May 2013. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the terms of the respective recreational leases and recognized as other revenue. As of December 31, 2012 and 2011, approximately $1.0 million and $1.0 million, respectively, of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For each of the three years in the period ended December 31, 2012, Wells Timberland REIT recognized other revenues related to recreational leases of approximately $2.4 million.

Index to Consolidated Financial Statements

11.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2012, 2011, and 2010, respectively:

	2012	2011	2010
Write-off of due to affiliates	$27,315,249	$—	$—
Dividends accrued on preferred stock	$373,992	$1,556,675	$3,708,380
Discounts applied to issuance of common stock	$43,761	$463,980	$360,530
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$105,502	$—
Issuance (cancellation) of stock dividends	$(329)	$5,570,133	$6,057,323
Stock dividends payable to stockholders – additional paid-in capital	$—	$(221,082)	$221,082
Stock dividends payable to stockholders – par value	$—	$(221)	$221
Issuance of stock-based compensation	$55,000	$40,000	$65,000
Other liabilities assumed upon acquisition of timberland	$1,156,317	$4,404	$—
Market value adjustment to interest rate swap	$(687,674)	$—	$—
Other offering costs due to affiliate	$—	$28,316	$121,457

12.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO, a wholly owned subsidiary of Wells Capital. On March 16, 2012, the board of directors of Wells Timberland REIT approved a second amendment to the Advisory Agreement (“Advisory Agreement Amendment No. 2”), which amended certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2, which was effective April 1, 2012, provides that as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO will be limited to the lesser of (i) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (ii) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by Wells Timberland REIT’s interest expense for the four quarters then ended. Free cash flow is defined as EBITDA (as defined in Wells Timberland REIT's loan agreements), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT's outstanding preferred stock). The amount of the disposition fees and the reimbursement of organization and offering expenses payable pursuant to the Advisory Agreement, as amended, remained unchanged. No payments would be permitted under the Advisory Agreement, as amended, if they would cause a default under Wells Timberland REIT's loan agreements.

On April 1, 2011, the board of directors of Wells Timberland REIT approved an amendment to the Advisory Agreement (the “Advisory Agreement Amendment No. 1”) that limited the amount of fees and expense reimbursements as of and for each quarter to the least of: (1) an asset management fee equal to one fourth of 1.0% of asset under management plus reimbursements for all costs and expenses Wells TIMO incurred in fulfilling its duties as the asset manager, (2) one quarter of 1.5% of assets under management, or (3) free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Free cash flow was defined as EBITDA (as defined in Wells Timberland REIT's loan agreements), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT's outstanding preferred stock), less any cash proceeds from timberland sales equal to the cost basis of the properties sold. Advisory Agreement Amendment No. 2 superseded Advisory Agreement Amendment No. 1.

Index to Consolidated Financial Statements

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

On January 20, 2012, Wells Timberland REIT entered into an agreement with Wells TIMO to forgive approximately $25.1 million of accrued but unpaid asset management fees and expense reimbursements that were previously deferred due to restrictions under Wells Timberland REIT's loan agreements. Due to the related-party nature of these transactions, this amount, along with the organizational and offering costs forgiven by Wells TIMO on January 27, 2012, were recorded as additional paid-in capital during 2012.

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

Structuring Agent Agreement

Wells Timberland REIT is party to a structuring agent agreement (the “Structuring Agent Agreement”) whereby Wells Germany served as the structuring agent in connection with the 2010 German Offering. Wells Timberland REIT paid a structuring agent fee to Wells Germany of $0.20 per share sold under the 2010 German Offering. The Structuring Agent Agreement expired upon the conclusion of the 2010 German Offering, provided, however, that with respect to the ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a Liquidity Event or (ii) December 31, 2018.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the years ended December 31, 2012, 2011, and 2010, respectively:

	2012	2011	2010
Advisor fees and expense reimbursements (1)	$3,720,000	$3,324,154	$6,130,749
Disposition fees	219,449	29,968	15,570
Commissions(2)(3)	246,546	3,421,576	2,914,743
Dealer-manager fees(2)	71,057	950,727	796,822
Other offering costs(2)	48,752	654,136	550,958
Structuring agent fees	—	—	176,166
Total	$4,305,804	$8,380,561	$10,585,008

(1)
Prior to April 1, 2011, fees and reimbursements incurred pursuant to the Advisory Agreement were classified as related-party asset management fees and general and administrative expenses in the consolidated statements of operations. Subsequent to April 1, 2011, fees incurred pursuant to the Advisory Agreement amendments are classified as advisor fees and expense reimbursements in the consolidated statements of operations since the amounts are not necessarily based on assets under management or reimbursable operating expenses. Amounts reported for 2010 have been reclassified to conform to current presentation to ensure consistency and comparability.

(2)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders’ equity as incurred.

(3)	Substantially all commissions were re-allowed to participating broker/dealers during 2012, 2011, and 2010.

Advisor fees and expense reimbursements of approximately $3.7 million for the year ended December 31, 2012 were determined pursuant to Advisory Agreement Amendment No. 2 and represented 1.0% of asset under management, which was less than the free cash flow in excess of 1.25 times Wells Timberland REIT's interest expense for the four quarters ended December 31, 2012.

Index to Consolidated Financial Statements

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Advisor fees and expense reimbursements due to Wells TIMO (1)	$1,326,255	$25,504,045
Other offering cost reimbursements due to Wells TIMO (2)	—	2,258,696
Operating expense reimbursements due to Wells TIMO (1)	—	1,067,691
Commissions on stock sales and related dealer-manager fees due to WIS	—	130,141
Total	$1,326,255	$28,960,573
(1) On January 20, 2012, we entered into an agreement with Wells TIMO whereby Wells TIMO forgave approximately $25.1 million of accrued but unpaid asset management fees and reimbursements that were previously deferred due to restrictions under our loan agreements. Due to the related-party nature of this transaction, this amount was recorded as additional paid-in capital during 2012.
(2) On January 27, 2012, approximately $2.2 million of other offering cost due to Wells TIMO was forgiven. Due to the related-party nature of this transaction, this amount was recorded as additional paid-in capital during 2012.

Conflicts of Interest

As of December 31, 2012, Wells TIMO had eight employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Amended Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Amended Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

As of December 31, 2012, two members of Wells Timberland REIT’s board of directors serve on the board of Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc., a REIT previously sponsored by Wells REF; additionally, one of them also serves on the board of Wells Core Office Income REIT, Inc., a REIT currently sponsored by Wells REF. Accordingly, they may encounter certain conflicts of interest regarding investment and operational decisions.

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

Wells Capital and Wells TIMO are all owned and controlled by Wells REF. The operations of Wells Capital, Wells TIMO, WIS, Wells Management Company, Inc. (“Wells Management”), Wells Core Office Income REIT Advisory Services ("Wells Core Advisor"), and their affiliates represent substantially all of the business of Wells REF. Accordingly, Wells Timberland REIT focuses on the financial condition of Wells REF when assessing the financial condition of Wells Capital and Wells TIMO. In the event that Wells REF were to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Index to Consolidated Financial Statements

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, Wells Core Advisor, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of December 31, 2012, Wells Timberland REIT had no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between Wells REF, or its affiliates, and Wells Timberland REIT, or other Wells REF-sponsored programs, could impact Wells REF’s future net income and future access to liquidity and capital resources. For example, a large portion of Wells REF's income is derived under agreements with Columbia. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on Wells REF for the same level of services beyond December 31, 2013. As such, Wells REF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

13.     Income Taxes
Wells Timberland REIT records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Components of the deferred tax asset as of December 31, 2012 and 2011 were attributable to the operations of Wells Timberland TRS only and were as follows:

	As of December 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforward	$3,267,382	$4,140,397
Gain on timberland sales	(6,985)	(6,985)
Other	—	(1,735)
Total deferred tax asset	3,260,397	4,131,677

Valuation allowance	(3,260,397)	(4,131,677)
Deferred tax asset, net	$—	$—

Wells Timberland REIT did not incur any deferred tax liabilities for the years ended December 31, 2012 and 2011.

Wells Timberland REIT elected to be taxed as a REIT for its taxable years ended December 31, 2012, 2011, and 2010. As of January 1, 2009, its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $18.3 million. Wells Timberland REIT has elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT commencement date, if disposed of within the ten-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the asset disposed of as of the REIT commencement date over its basis in the asset as of the REIT commencement date (the built-in gain with respect to that asset as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its assets as of the REIT commencement date not already recognized during the ten-year period. At December 31, 2012, Wells Timberland REIT had federal and state net operating loss carryforwards of approximately $98.1 million and $82.2 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027, and the state net operating loss carryforwards will begin to expire in 2022.

Index to Consolidated Financial Statements

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells Timberland REIT’s effective tax rate for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	3.32%	3.31%	2.03%
Other temporary differences	0.07%	0.23%	1.45%
Write-off of due to affiliates	(76.14)%	—%	—%
Other permanent differences	2.58%	(0.01)%	(0.09)%
Valuation allowance	36.17%	(37.53)%	(37.39)%
Effective tax rate	—	—	—
The difference between the federal statutory tax rate and effective tax rate relates primarily to the state statutory rates and valuation allowance.
As of December 31, 2012 and 2011, the tax basis carrying value of Wells Timberland REIT’s total assets was approximately $340.9 million and approximately $337.1 million, respectively.
14.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,885,864	$18,292,293	$8,934,702	$9,086,920
Operating income (loss)	$(2,177,228)	$523,104	$(226,147)	$(1,819,328)
Net loss	$(3,254,067)	$(464,306)	$(2,519,815)	$(2,632,544)
Net loss available to common stockholders	$(3,347,108)	$(557,276)	$(2,613,807)	$(2,726,533)
Basic and diluted net loss per share available to common stockholders(1) (2)	$(0.11)	$(0.02)	$(0.08)	$(0.09)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,376,809	$10,863,457	$9,462,391	$10,315,170
Operating loss	$(2,814,639)	$(631,895)	$(733,032)	$(1,892,639)
Net loss	$(4,473,926)	$(2,346,944)	$(2,120,571)	$(3,003,922)
Net loss available to common stockholders	$(5,388,321)	$(2,793,780)	$(2,219,534)	$(3,100,403)
Basic and diluted net loss per share available to common stockholders(1)(2)	$(0.20)	$(0.10)	$(0.08)	$(0.10)

(1)	The sums of the quarterly amounts do not equal loss per share for the years ended December 31, 2012 and 2011 due to the increases in weighted-average shares outstanding over the years.

(2)	Amounts adjusted for all periods presented to reflect impact of additional shares of common stock issued and outstanding as a result of stock dividends.

EXHIBIT INDEX

Exhibit Number	Description

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

4.3
Second Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 19, 2012 (the “2011 Form 10-K”))

4.4	Third Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 7, 2012)

10.1
Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.2
Amendment No. 1 to the Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated and filed on April 1, 2011)

10.3
Amendment No. 2 to the Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.3 to the 2011 Form 10-K)

10.4
Third Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. ((incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009)

10.5+	Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report of Form 10-Q for the quarter ended June 30, 2006 and filed on September 22, 2006)

10.6+
Second Amended and Restated 2005 Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010 (the “2009 Form 10-K”))

10.7
Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 7, 2007 (the “2007 Third Quarter Form 10-Q”))

10.8
Amendment No. 1 dated as of September 14, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the 2007 Third Quarter Form 10-Q)

10.9
Amendment No. 2 dated as of September 27, 2007 to the Purchase and Sale Agreement dated as of August 3, 2007, by and between MeadWestvaco Coated Board, Inc. and Wells Timberland Acquisition, LLC (incorporated by reference to Exhibit 10.3 to the 2007 Third Quarter Form 10-Q)

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

10.12	Amendment No. 1 to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the 2011 Second Quarter Form 10-Q)

10.13	Amendment No. 2 to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the 2011 Second Quarter Form 10-Q)

10.14	Amendment No. 3 to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.14 to the 2011 Form 10-K)

10.15
Second Amended and Restated Credit Agreement dated as of September 28, 2012 among Timberlands II, LLC and Wells Timberland Operating Partnership, L.P., as borrowers, and CoBank ABC, as administrative agent, and certain financial institutions as lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 6, 2012)

10.16
Amended and Restated Limited Guaranty dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.10 to the 2009 Form 10-K)

10.17
Amended and Restated Security Agreement dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.11 to the 2009 Form 10-K)

10.18
Amended and Restated Timber Manager Subordination Agreement dated as of March 24, 2010 among CoBank, ACB, as administrative agent and certain financial institutions as the lenders and Timberlands II, LLC, and Wells Timberland Operating Partnership, L.P., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, and Wells TRS Subsidiary, and Forest Resource Consultants, Inc. (incorporated by reference to Exhibit 10.12 to the 2009 Form 10-K)

10.19
Amended and Restated Guaranty dated as of March 24, 2010 made by Wells Timberland TRS, Inc., in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.13 to the 2009 Form 10-K)

10.20
Amended and Restated Guaranty dated as of March 24, 2010 made by Wells TRS Harvesting Operations, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.14 to the 2009 Form 10-K)

10.21
Guaranty dated as of March 24, 2010 made by Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.15 to the 2009 Form 10-K)

10.22
Amended and Restated Pledge Agreement dated as of March 24, 2010 made by Wells Timberland Operating Partnership, L.P., Timberlands II, LLC, Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.16 to the 2009 Form 10-K)

10.23
Amended and Restated Security Agreement dated as of March 24, 2010 between Wells Timberland Operating Partnership, L.P., Timberlands II, LLC, as the borrowers, Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.17 to the 2009 Form 10-K)

10.24
Georgia Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 (No. 333-129651) filed on December 14, 2007 (“Post-Effective Amendment No. 2”)

Exhibit Number	Description

10.25
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

10.26
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

10.27
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

10.28
Master Purchase Agreement dated as of July 11, 2008 by and among Wells Timberland REIT, Inc., Wells Timberland Management Organization, LLC, Wells-DFH Timberland Nr. 88 GmbH & Co. KG and Deutsche Fonds Holding AG (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2008 and filed on July 15, 2008)

10.29
Amended and Restated Master Purchase Agreement dated as of April 8, 2009 by and among Wells-DFH Timberland Nr. 88 GmbH & Co. KG, Wells-DFH Materia GmbH & Co. KG, Deutsche Fonds Holding AG, Wells Timberland REIT, Inc. and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 8, 2009 and filed on April 10, 2009)

10.30
Purchase and Sale Agreement dated as of December 18, 2008 by and between Wells Timberland Operating Partnership, L.P. and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 18, 2008 and filed on December 23, 2008)

10.31
Master Stumpage Agreement dated October 9, 2007 by and among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.25 to the 2009 Form 10-K)

10.32
Fiber Supply Agreement dated October 9, 2007 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.26 to the 2009 Form 10-K)

10.33
First Amendment to Fiber Supply Agreement dated January 28, 2010 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.27 to the 2009 Form 10-K)

10.34
Placement Agent Agreement dated February 25, 2010 by and among Viscardi AG, Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2010 filed March 1, 2010 (the “March 1 Form 8-K”)

10.35	Structuring Agent Agreement dated February 24, 2010 by and between Wells Timberland REIT, Inc. and Wells Germany GmbH (incorporated by reference to Exhibit 10.2 to the March 1 Form 8-K)

10.36
Placement Agent Agreement, dated as of December 21, 2010, by and among Wells Timberland REIT, Inc., Wells Germany GmbH and Renalco S.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2011)

10.37
Due to Affiliates Discharge Agreement by and between Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, LP, and Wells Timberland Management Organization, LLC dated January 20, 2012 (incorporated by reference to Exhibit 10.36 to the 2011 Form 10-K)

Exhibit Number	Description

21.1*	Subsidiaries of the Company

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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