Form 10-Q
period 2013-03-31
Wells Timberland REIT, Inc.
filed 2013-05-14
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-53193
WELLS TIMBERLAND REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s only
class of common stock, as of April 30, 2013: 31,758,491 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2012. Wells Timberland REIT’s results of operations for the three months ended ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$10,021,003	$11,221,092
Restricted cash and cash equivalents	1,865,838	2,050,063
Accounts receivable	759,010	658,355
Prepaid expenses and other assets	908,006	1,098,268
Deferred financing costs, less accumulated amortization of $116,521 and $58,626 as of March 31, 2013 and December 31, 2012, respectively	1,254,399	1,311,770
Timber assets, at cost (Note 3):
Timber and timberlands, net	331,650,065	333,805,295
Intangible lease assets, less accumulated amortization of $881,938 and $841,686 as of March 31, 2013 and December 31, 2012, respectively	75,147	115,399
Total assets	$346,533,468	$350,260,242

Liabilities:
Accounts payable and accrued expenses	1,496,520	1,689,288
Due to affiliates (Note 9)	745,242	1,326,255
Other liabilities	3,962,740	4,801,387
Note payable and line of credit (Note 4)	132,356,123	132,356,123
Total liabilities	138,560,625	140,173,053

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 27,585 shares issued and outstanding as of March 31, 2013 and December 31, 2012	36,544,082	36,476,063
Series B preferred stock, $1,000 liquidation preference; 9,807 shares issued and outstanding as of March 31, 2013 and December 31, 2012	12,148,107	12,123,992
Common stock, $0.01 par value; 900,000,000 shares authorized; 31,763,279 and 31,800,627 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	317,633	318,006
Additional paid-in capital	301,036,095	301,348,146
Accumulated deficit and distributions	(141,477,873)	(139,491,344)
Accumulated other comprehensive loss	(595,201)	(687,674)
Total stockholders’ equity	207,972,843	210,087,189
Total liabilities and stockholders’ equity	$346,533,468	$350,260,242

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2013	2012
Revenues:
Timber sales	$6,151,762	$7,222,227
Timberland sales	543,950	—
Other revenues	692,079	663,637
	7,387,791	7,885,864
Expenses:
Contract logging and hauling costs	3,263,470	3,996,960
Depletion	2,045,353	2,980,277
Cost of timberland sales	378,283	—
Advisor fees and expense reimbursements	745,242	745,242
Forestry management fees	576,704	572,782
General and administrative expenses	604,936	555,005
Land rent expense	310,146	514,878
Other operating expenses	660,572	697,948
	8,584,706	10,063,092
Operating loss	(1,196,915)	(2,177,228)
Other income (expense):
Interest income	1,150	127
Interest expense	(790,495)	(985,973)
Loss on interest rate swap	(474)	(90,993)
	(789,819)	(1,076,839)
Net loss	(1,986,734)	(3,254,067)
Dividends to preferred stockholder	(92,134)	(93,041)
Net loss available to common stockholders	$(2,078,868)	$(3,347,108)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.07)	$(0.11)
Weighted-average common shares outstanding—basic and diluted	31,825,974	31,845,664

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited) Three Months Ended March 31,
	2013	2012
Net loss	$(1,986,734)	$(3,254,067)
Other comprehensive income:
Market value adjustment to interest rate swap	92,473	—
Comprehensive loss	$(1,894,261)	$(3,254,067)

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	31,800,627	$318,006	37,392	$48,600,055	$301,348,146	$(139,491,344)	$(687,674)	$210,087,189
Forfeiture of restricted stock award	(2,021)	(20)	—	—	(185)	205	—	—
Redemptions of common stock	(35,327)	(353)	—	—	(219,732)	—	—	(220,085)
Dividends on preferred stock	—	—	—	92,134	(92,134)	—	—	—
Net loss	—	—	—	—	—	(1,986,734)	—	(1,986,734)
Market value adjustment to interest rate swap	—	—	—	—	—	—	92,473	92,473
Balance, March 31, 2013	31,763,279	$317,633	37,392	$48,692,189	$301,036,095	$(141,477,873)	$(595,201)	$207,972,843

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	31,465,274	$314,653	37,748	$48,685,499	$271,428,671	$(130,620,551)	$—	$189,808,272
Issuance of common stock	410,647	4,106	—	—	4,110,695	(61)	—	4,114,740
Redemptions of common stock	(32,146)	(321)	—	—	(306,084)	—	—	(306,405)
Dividends on preferred stock	—	—	—	93,041	(93,041)	—	—	—
Redemptions of preferred stock	—	—	(356)	(459,436)	—	—	—	(459,436)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(361,364)	—	—	(361,364)
Other offering costs	—	—	—	—	(48,752)	—	—	(48,752)
Write-off of due to affiliates	—	—	—	—	27,315,249	—	—	27,315,249
Net loss	—	—	—	—	—	(3,254,067)	—	(3,254,067)
Balance, March 31, 2012	31,843,775	$318,438	37,392	$48,319,104	$302,045,374	$(133,874,679)	$—	$216,808,237

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,986,734)	$(3,254,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	2,045,353	2,980,277
Unrealized gain on interest rate swaps	(128,934)	(195,664)
Other amortization	56,745	55,172
Stock-based compensation expense	—	8,333
Noncash interest expense	58,161	129,760
Basis of timberland sold	337,000	—
Changes in assets and liabilities:
Increase in accounts receivable	(100,655)	(81,738)
Decrease in prepaid expenses and other assets	189,234	97,712
(Decrease) increase in accounts payable and accrued expenses	(195,277)	227,127
Decrease in due to affiliates	(581,013)	(734,954)
Decrease in other liabilities	(617,506)	(1,221,086)
Net cash used in operating activities	(923,626)	(1,989,128)

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(242,588)	(404,348)
Funds released from escrow accounts	184,225	4,112,280
Net cash (used in) provided by investing activities	(58,363)	3,707,932

Cash Flows from Financing Activities:
Financing costs paid	(524)	—
Issuance of common stock	—	4,062,646
Redemptions of common stock	(217,576)	(306,405)
Redemptions of preferred stock	—	(356,000)
Dividends paid on preferred stock redeemed	—	(103,436)
Commissions on stock sales and related dealer-manager fees paid	—	(447,744)
Other offering costs paid	—	(83,739)
Net cash (used in) provided by financing activities	(218,100)	2,765,322
Net (decrease) increase in cash and cash equivalents	(1,200,089)	4,484,126
Cash and cash equivalents, beginning of period	11,221,092	6,848,973
Cash and cash equivalents, end of period	$10,021,003	$11,333,099
See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (unaudited)

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

As of March 31, 2013, Wells Timberland REIT owned approximately 246,000 acres of timberland and held long-term leasehold interests in approximately 37,800 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use timberland, and leasing land-use rights to third parties.

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

For further information, refer to the audited financial statements and footnotes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fair Value of Debt Instruments

Wells Timberland REIT applied the provisions of the accounting standard for fair value measurements and disclosures in estimations of fair value of its debt instruments based on Level 2 assumptions. See Note 4 for additional information.

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

The following table presents information about Wells Timberland REIT’s interest rate swaps measured at fair value as of March 31, 2013 and December 31, 2012:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap contract	Other liabilities	$595,201	$687,674
Derivatives not designated as hedging instruments:
Interest rate swap contract	Other liabilities	$—	$128,934

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

As of January 1, 2009, the beginning of the taxable year in which Wells Timberland REIT qualified for and elected to be taxed as a REIT, or its REIT commencement date, Wells Timberland REIT had net built-in gains on its timber assets of approximately $18.3 million. Wells Timberland REIT has elected not to take such net built-in gains into income immediately prior to its REIT commencement date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT commencement date, if disposed of within the ten-year period beginning on the REIT commencement date. Wells Timberland REIT will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT commencement date on the lesser of (a) the excess of the fair market value of the asset disposed of as of the REIT commencement date over its basis in the asset as of the REIT commencement date (the built-in gain with respect to that asset as of the REIT commencement date); (b) the amount of gain Wells Timberland REIT would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its assets as of the REIT commencement date not already recognized during the ten-year period. As of December 31, 2012, Wells Timberland REIT had net built-in gains of approximately $17.6 million.

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

Recent Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for Wells Timberland REIT for the period beginning January 1, 2013. The adoption of ASU 2013-02 has not had a material impact on Wells Timberland REIT's financial statements or disclosures.

3.	Timber Assets

As of March 31, 2013 and December 31, 2012, timber and timberlands consisted of the following, respectively:

	As of March 31, 2013
	Gross	Accumulated Depletion or Amortization	Net
Timber	$150,270,588	$2,045,353	$148,225,235
Timberlands	183,177,034	—	183,177,034
Mainline roads	437,884	190,088	247,796
Timber and timberlands	$333,885,506	$2,235,441	$331,650,065

	As of December 31, 2012
	Gross	Accumulated Depletion or Amortization	Net
Timber	$161,878,914	11,677,229	$150,201,685
Timberlands	183,349,545	—	183,349,545
Mainline roads	428,688	174,623	254,065
Timber and timberlands	$345,657,147	$11,851,852	$333,805,295

During the three months ended March 31, 2013, Wells Timberland REIT sold 253 acres of timberland for approximately $0.5 million. Wells Timberland REIT’s cost basis in the timberland sold was approximately $0.3 million. No timberland was sold during the first quarter of 2012.

4.	Note Payable and Line of Credit

Wells Timberland REIT entered into a first mortgage loan agreement (the "CoBank Loan") on September 28, 2012 with a syndicate of banks with CoBank, ACB ("CoBank") serving as administrative agent. Under the CoBank Loan, Wells Timberland REIT initially can borrow up to $148.0 million in principal, including $133.0 million through a term loan facility ("CoBank Term Loan") and up to $15.0 million through a revolving credit facility (the "CoBank Revolver"). On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full. The CoBank Loan is secured by a first mortgage in the Mahrt Timberland, a first priority security interest in all bank accounts held by Wells Timberland REIT, and a first priority security interest on all other assets of Wells Timberland REIT. As of March 31, 2013, the outstanding balance of the CoBank Loan was $132.4 million, all of which was outstanding under the CoBank Term Loan.

The CoBank Loan contains certain financial covenants. As of March 31, 2013, Wells Timberland REIT believes it was in compliance with the financial covenants of the CoBank Loan.

During the three months ended March 31, 2013 and 2012, Wells Timberland REIT made interest payments on its borrowings of approximately $0.7 million and $0.9 million, respectively.

As of March 31, 2013, the weighted-average interest rate on the aforementioned borrowings, after consideration of an interest rate swap (see Note 5), was 2.63%. As of March 31, 2013 and December 31, 2012, the fair value of Wells Timberland REIT's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

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

Interest Rate Swap Not Designated as Hedging Instrument

On March 24, 2010, as required by the terms of its loan agreement, Wells Timberland REIT entered into an interest rate swap agreement with Rabobank Group (“Rabobank”) to hedge its exposure to changing interest rates on a portion of its $211.0 million senior loan (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap was effective from September 30, 2010 to March 28, 2013. Under the terms of the Rabobank Interest Rate Swap, Wells Timberland REIT pays interest at a fixed rate of 2.085% per annum and receives variable LIBOR-based interest payments from Rabobank on the following notional amounts during the three months ended March 31, 2013 and 2012:

Start Date	End Date	Notional Amount
December 30, 2011	March 30, 2012	$62,500,000
December 31, 2012	March 28, 2013	$28,500,000
The detail of loss on the RaboBank Interest Rate Swap, which is recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the quarters ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Noncash gain on Rabobank Interest Rate Swap	$128,934	$195,664
Net payments on Rabobank Interest Rate Swap	(129,408)	(286,657)
Loss on Rabobank Interest Rate Swap	$(474)	$(90,993)

Interest Rate Swap Designated as Hedging Instrument

As required by the terms of the CoBank Loan, on October 23, 2012, Wells Timberland REIT entered into an interest rate swap agreement with Rabobank to hedge its exposure to changing interest rates on $80.0 million of the CoBank Loan that is subject to a variable interest rate (the “Rabobank Forward Swap”). The Rabobank Forward Swap had an effective date of March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Forward Swap, Wells Timberland REIT will pay interest at a fixed rate of 0.9075% per annum to Rabobank and will receive one-month LIBOR-based interest payments from Rabobank. The Rabobank Forward Swap qualifies for hedge accounting treatment. At March 31, 2013, Wells Timberland REIT recognized the change in fair value of the Rabobank Forward Swap of approximately $0.1 million as other comprehensive income. During 2013, there was no hedge ineffectiveness on the Rabobank Forward Swap required to be recognized in earnings. No amounts were paid or received on the Rabobank Forward Swap during the quarter ended March 31, 2013.

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

7.    Share Redemption Plan

The board of directors of Wells Timberland REIT has adopted an SRP, as amended and restated, that allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. Wells Timberland REIT's board of directors has approved a monthly, non-cumulative reserve of $150,000 for redemptions of common stock in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility ("Qualified Special Redemptions"), which do not require a one-year holding period. Prior to October 1, 2012, the redemption price for Qualified Special Redemptions through the end of the period of one year after the completion of Wells Timberland REIT's offering stage equaled to 100% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder divided by all shares owned by such stockholder. Thereafter, the redemption price would be 100% of the published estimated per-share value.

On August 6, 2012, Wells Timberland REIT amended the SRP (the “Amended SRP”), effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including Qualified Special Redemptions, will be calculated in the same manner. Specifically, until the initial publication in an Exchange Act report filed with the SEC of an estimated per-share value approved by the board of directors, the price per share was 91% of the aggregate amount paid to Wells Timberland REIT for all shares owned by the redeeming stockholder, divided by the number of shares owned by such stockholder that were acquired from Wells Timberland REIT. After the initial estimated per-share value publication, the price will be 95% of the estimated per share value, plus or minus any valuation adjustment as provided in the Amended SRP. Also on August 6, 2012, Wells Timberland REIT's board of directors suspended the Amended SRP effective October 1, 2012 until the first full month following the initial publication of the estimated per-share value

Wells Timberland REIT announced its estimated per-share value in a current report on Form 8-K on December 14, 2012. Effective January 1, 2013, the Amended SRP resumed and the price to be paid for shares redeemed under the Amended SRP was 95% of the most recently published estimated per-share value of Wells Timberland REIT's common stock, or $6.23, plus or minus any valuation adjustment as provided in the Amended SRP. The estimated per-share value utilized for purposes of the Amended SRP was as of September 30, 2012, and consistent with prior disclosures, Wells Timberland REIT is not obligated to, nor does it intend to, update this estimate until December 2013. As disclosed in connection with Wells Timberland REIT's initial publication of its estimated per-share value, the estimated value of its common stock will fluctuate over time in response to market conditions and other factors. Therefore, the estimated per-share value of Wells Timberland REIT's common stock as of September 30, 2012 does not represent current value.

During the three months ended March 31, 2013 and 2012, approximately 35,327 and 32,146 shares of common stock, respectively, were redeemed for approximately $0.2 million and $0.3 million, respectively. The board of directors may amend, suspend, or terminate the SRP upon 30 days' written notice and without stockholder approval.

8.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the quarters ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Write-off of due to affiliates	$—	$27,315,249
Dividends accrued on preferred stock	$92,134	$93,041
Discounts applied to issuance of common stock	$—	$43,761
Issuance of stock dividends	$—	$61
Forfeiture of restricted stock award	$205	$—
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$92,473	$—
Accrued redemption of common stock	$2,509	$—

9.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO, a wholly owned subsidiary of Wells Capital. On March 16, 2012, the board of directors of Wells Timberland REIT approved a second amendment to the Advisory Agreement (“Advisory Agreement Amendment No. 2”), which amended certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2, which was effective April 1, 2012, provides that as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO will be limited to the lesser of (i) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (ii) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by Wells Timberland REIT’s interest expense for the four quarters then ended. Free cash flow is defined as EBITDA (as defined in Wells Timberland REIT's loan agreements), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT's outstanding preferred stock). Under the Advisory Agreement, as amended (the "Amended Advisory Agreement"), Wells TIMO may also be entitled to receive the following:

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

The Amended Advisory Agreement is effective through July 10, 2013 and may be renewed for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT may terminate the Amended Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminates the Amended Advisory Agreement, it will pay Wells TIMO all earned but unpaid fees. In addition, if the Amended Advisory Agreement is terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Structuring Agent Agreement

Wells Timberland REIT is party to a structuring agent agreement (the “Structuring Agent Agreement”) whereby Wells Germany GmbH, a limited partnership organized under the laws of Germany ("Wells Germany"), served as the structuring agent in connection with the 2010 German Offering. Wells Timberland REIT paid a structuring agent fee to Wells Germany of $0.20 per share sold under the 2010 German Offering. The Structuring Agent Agreement expired upon the conclusion of the 2010 German Offering, provided, however, that with respect to the ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a liquidity event or (ii) December 31, 2018.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Advisor fees and expense reimbursements	$745,242	$745,242
Commissions(1)(2)	—	246,546
Dealer-manager fees(1)	—	71,057
Other offering costs(1)	—	48,752
Total	$745,242	$1,111,597

(1)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers.

Advisor fees and expense reimbursements of approximately $0.7 million for the three months ended March 31, 2013 were determined pursuant to Advisory Agreement Amendment No. 2 and represented 1.0% of asset under management as of the last day of the current quarter less advisor fees paid for the preceding three quarters.

Due to Affiliates

As of March 31, 2013 and December 31, 2012, Wells Timberland REIT had a due to affiliates balance of approximately $0.7 million and $1.3 million, respectively, both of which consisted entirely of advisor fees and expense reimbursements due to Wells TIMO.

Conflicts of Interest

As of March 31, 2013, Wells TIMO had eight employees. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform the services under the Amended Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Amended Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

As of March 31, 2013, two members of Wells Timberland REIT’s board of directors serve on the board of Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc., a REIT previously sponsored by Wells Real Estate Funds, Inc. ("Wells REF"). Additionally, one of them also serves on the board of Wells Core Office Income REIT, Inc., a REIT currently sponsored by Wells REF. Accordingly, they may encounter certain conflicts of interest regarding investment and operational decisions.

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

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, Wells Core Advisor, and their affiliates, based on, among other things, real estate assets managed, the amount of investor proceeds raised, and the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of March 31, 2013, Wells Timberland REIT had no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between Wells REF, or its affiliates, and Wells Timberland REIT, or other Wells REF-sponsored programs, could impact Wells REF’s future net income and future access to liquidity and capital resources. For example, a large portion of Wells REF's income is derived under agreements with Columbia. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on Wells REF for the same level of services beyond December 31, 2013. As such, Wells REF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
We engage in the ownership and management of timberland properties located in the timber-producing regions of the southeastern United States. From 2007 through the first quarter of 2012, we raised approximately $307.2 million through the issuance of our common stock in our Offerings and approximately $43.6 million through the issuance of our preferred stock to Wells REF and, along with borrowings, invested those proceeds, net of fees, into timberland properties. As of March 31, 2013, we owned interests in approximately 283,800 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. Based on acreage, the Mahrt Timberland consisted of approximately 75% of pine and approximately 25% of hardwood as of December 31, 2012. We generate a majority of our revenues by selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling higher-and-better-use timberland, and leasing land-use rights to third parties. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. See Note 6 of our accompanying consolidated financial statements for additional information regarding the material terms of the Timber Agreements. We have elected to be taxed as a REIT for federal income tax purposes.

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

Subsequent to our fundraising stage, we have concentrated our efforts on actively managing our timber assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return potential for Wells Timberland REIT. In doing so, we have made and may continue to make strategic acquisitions and dispositions of timberland properties.

Our operating strategy entails funding expenditures related to the recurring operations of the Mahrt Timberland, including interest on outstanding indebtedness and certain capital expenditures (excluding timberland acquisitions), with operating cash flows; assessing the amount of operating cash flows that will be required for redemptions of common stock and additional timberland acquisitions; and distributing residual operating cash flows, if any, to our stockholders. Our operating and financial plans for 2013 were established to meet volume obligations under the Timber Agreements, to meet the debt service requirements of our debt facility, and to continue to maximize the production capacity and long-term value of the Mahrt Timberland. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of the forest. We intend to capitalize on the operational flexibility afforded to timberland owners in order to take advantage of then-prevailing market prices, including, but not limited to, adjusting harvest levels in context of supply and demand for wood in the local wood markets. We plan to harvest approximately 0.9 million tons of timber this year, down slightly from the 1.1 million-ton harvest in 2012.

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

Per the terms of our charter, we presently intend to effect a transaction that will provide liquidity to all of our stockholders by August 11, 2018. However, a transaction well in advance of 2018 may be in our best interest. As such, we may choose to explore strategic alternatives, including listing our common stock on a national securities exchange, merging or otherwise selling our company or its portfolio as a whole, or liquidating our assets. Notwithstanding the execution of such a strategic alternative, our shares remain illiquid and we may not effect a liquidity event before or even by our original targeted date of August 11, 2018.

Liquidity and Capital Resources

Overview

We ceased offering shares for sale under the Follow-On Offering effective December 31, 2011. On September 28, 2012, we entered into the CoBank Loan under which we can initially borrow up to $148.0 million in principal, including $133.0 million through the CoBank Term Loan, and up to $15.0 million through the CoBank Revolver. During the term of the CoBank Loan, we also have the ability to increase the amount of the CoBank Term Loan by up to $50.0 million (the "CoBank Incremental Loan"). The CoBank Loan bears interest at an adjustable rate based on the one-, two-, or three-month LIBOR plus an applicable margin ranging from 2.00% to 2.75% (the "LIBOR Rate") that varies based on the loan-to-collateral-value ratio (the "LTV Ratio") at the time of determination. As of April 30, 2013 and March 31, 2013, the outstanding balance of the CoBank Loan was approximately $132.4 million, all of which was outstanding under the CoBank Term Loan. We intend to maintain substantial amounts outstanding on the CoBank Loan in order to have more funds available for working capital and investment in timberland properties. On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full.

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

Short-Term Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2013 was approximately $0.9 million, which was primarily comprised of payments for operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses in excess of net cash receipts from timber and timberland sales and recreational leases. During the first quarter of 2013, we paid approximately $1.3 million of advisor fees and expense reimbursements related to the fourth quarter of 2012. We expect to generate positive cash flows from operating activities for the full year of 2013 and intend to use the majority of such cash flows, after payments of operating expenses and interest expense, to fund certain capital expenditures and redemptions of our common stock under the Amended SRP.

For the three months ended March 31, 2013, we invested approximately $0.2 million in timber and timberland assets and received approximately $0.2 million that was released from lender-required escrow accounts. Net cash used in financing activities for the three months ended March 31, 2013 was approximately $0.2 million and represented outflows of funds used to redeem our common stock pursuant to the Amended SRP. We expect to utilize the residual cash balance of approximately $10.0 million as of March 31, 2013 to satisfy current and future liabilities and fund future capital expenditures.

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

As of March 31, 2013, we believe we were in compliance and expect to remain in compliance with the financial covenants of the CoBank Loan. Additionally, the CoBank Loan requires funding of an account under the control of CoBank equal to approximately six months of interest on the CoBank Loan during any time the LTV Ratio is 35% or greater, or approximately three months of interest if the LTV Ratio is less than 35%.

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

In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a substantial portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberland. Any remaining cash generated from operations may be used to partially fund timberland acquisitions, redeem common and preferred stock and, finally, pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and distributions, if any, are anticipated to be lower as well. Proceeds from future debt financings may be used to fund capital expenditures, to pay down existing and future borrowings, and to redeem preferred stock.

Our charter precludes us from incurring debt in excess of 200% of our net assets. As of March 31, 2013, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 45%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations. Before additional borrowings, principal payments, timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of March 31, 2013, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations (1)	$132,356,123	$—	$—	$—	$132,356,123
Estimated interest on debt obligations (1) (2)	18,243,659	2,660,679	6,966,141	6,829,741	1,787,098
Operating lease obligations (3)	6,458,434	787,460	1,456,619	1,342,006	2,872,349
Other liabilities (4)	1,143,814	157,703	289,183	244,408	452,520
Total	$158,202,030	$3,605,842	$8,711,943	$8,416,155	$137,468,090

(1)	Represents respective obligations under the CoBank Loan as of March 31, 2013.

(2)	Amounts include impact of an interest rate swap. See Note 5 of our accompanying consolidated financial statements for additional information.

(3)	Includes payment obligation on approximately 7,300 acres that are subleased to a third-party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for the Mahrt Timberland for the three months ended March 31, 2013, and 2012 is shown in the following tables:

	Three Months Ended March 31,		Change
	2013	2012	%
Timber sales volume (tons)
Pulpwood	127,440	132,136	(4)%
Sawtimber (1)	71,720	91,144	(21)%
	199,160	223,280	(11)%
Net timber sales price (per ton)(2)
Pulpwood	$11	$10	13%
Sawtimber	$21	$21	(1)%
Timberland sales
Gross sales	$543,950	$—
Sales volumes (acres)	253	—
Sales price (per acre)	$2,150	$—

(1)	Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended March 31, 2013, and 2012.

Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012

Revenue. Revenues decreased to approximately $7.4 million for the three months ended March 31, 2013 from approximately $7.9 million for the three months ended March 31, 2012 due to a decrease in timber sales revenue of approximately $1.1 million, offset by an increase in timberland sales revenue of approximately $0.5 million. Timber sales revenue decreased primarily due to planned reductions in harvest volumes. Details of timber sales by product for the three months ended March 31, 2013 and 2012 is shown in the following table:

	For the Three Months Ended March 31, 2012	Changes attributable to:		For the Three Months Ended March 31, 2013
		Price	Volume
Timber sales(1)
Pulpwood	$3,781,076	$136,919	$(299,027)	$3,618,968
Sawtimber (2)	3,441,151	(50,245)	(858,112)	2,532,794
	$7,222,227	$86,674	$(1,157,139)	$6,151,762

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Timber sales revenues for the next three quarters are expected to be lower than the same periods in 2012 but higher than the quarter ended March 31, 2013 based on planned harvest volumes and relatively stable timber prices. We intend to continue to delay harvests on our fee land in order to achieve optimal pricing and to maximize long-term value of the Mahrt Timberland, provided that we generate sufficient cash flow from operations to satisfy our current obligations.

Operating expenses. Contract logging and hauling costs decreased to approximately $3.3 million for the quarter ended March 31, 2013 from approximately $4.0 million for the quarter ended March 31, 2012 as a result of a decrease of approximately 16% in delivered wood volume. Depletion expense decreased by 31% to approximately $2.0 million for the first quarter of 2013 from approximately $3.0 million for the first quarter of 2012 due to an 11% decrease in harvest volumes and a lower blended depletion rate. Our blended depletion rate was lower in 2013 due to a decrease in harvests of timber from leased tracts as a percentage of our total harvest to 49% in 2013 from 77% in 2012. As a result of an acquisition of approximately 30,000 acres of timberland during 2012 where we previously held leasehold interests, approximately 12% of our merchantable timber inventory was recategorized as fee timber, which is depleted at much lower rates than timber from leased tracts. Cost of timberland sales increased due to selling 253 acres of timberland in the first quarter of 2013 as compared to no timberland sales in the first quarter of 2012. Land rent expense decreased to approximately $0.3 million in 2013 from $0.5 million in 2012 primarily due to expiration of leases and the acquisition described above. Forestry management fees, general and administrative expenses, and other operating expenses were comparable to the first quarter of 2012.

Future contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes. Cost of timberland sales is directly correlated to the number of acres sold. Forestry management expense and land rent expense will vary based on the number of acres under management. General and administrative expenses and other operating expenses are expected to remain relatively stable.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements for the three months ended March 31, 2013 was the same as that for the three months ended March 31, 2012. See Note 9 to the accompanying consolidated financial statements for additional information regarding the Advisory Agreement and its amendments. Future advisor fees and expense reimbursements are expected to correlate to the amount of free cash flow in excess of interest on our outstanding debt or our assets under management.

Interest expense. Interest expense decreased to approximately $0.8 million for the three months ended March 31, 2013 from approximately $1.0 million for the three months ended March 31, 2012 primarily due to lower interest rates, offset by higher principal balances outstanding on our debt facility. Interest expense in future periods will vary based on our level of current and future borrowings, the cost of future borrowings, and the opportunities to acquire timber assets fitting our investment objectives. Before additional borrowings, principal payments, and significant changes to the LIBOR Rate, we expect future interest expense to be comparable to the first quarter of 2013.

Net loss. Our net loss decreased to approximately $2.0 million for the three months ended March 31, 2013 from approximately $3.3 million for the three months ended March 31, 2012, primarily as a result of an approximately $1.0 million improvement in operating loss, an approximately $0.2 million decrease in interest expense, and an approximately $0.1 million decrease in loss on interest rate swap. Our operating loss improved due to an increase in net timber and timberland sales revenue of approximately $0.8 million and an approximately $0.2 million decrease in land rent expense. We sustained a net loss for the three months ended March 31, 2013 primarily as a result of incurring an operating loss of approximately $1.2 million and interest expense of approximately $0.8 million in connection with borrowings used to finance the purchase of the Mahrt Timberland. Our net loss per share available to common stockholders for the quarters ended March 31, 2013 and 2012 was $0.07 and $0.11, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the quarter ended March 31, 2013, Adjusted EBITDA was approximately $1.2 million, an approximately $0.4 million increase from the quarter ended March 31, 2012, primarily due to an approximately $0.5 million increase in revenue from timberland sales and an approximately $0.2 million decrease in land rent expense during the first quarter of 2013, offset by an approximately $0.3 million decrease in net timber sales. Our reconciliation of net loss to Adjusted EBITDA for the quarters ended March 31, 2013, and 2012 follows:

	Three Months Ended March 31,
	2013	2012
Net loss	$(1,986,734)	$(3,254,067)
Add:
Depletion	2,045,353	2,980,277
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(128,934)	(195,664)
Interest expense	861,742	1,142,870
Amortization (1)	114,906	184,932
Basis of timberland sold	337,000	—
Adjusted EBITDA	$1,243,333	$858,348

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, amortization of mainline road costs, depreciation of machinery, and amortization of other liabilities; these items are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

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

Related-Party Transactions and Agreements

We have engaged Wells TIMO and its affiliates to perform certain services under agreements that require us to pay fees and reimbursements to Wells TIMO or its affiliates, including advisor fees and expense reimbursements and disposition fees, subject to certain limitations. See Note 9 of our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and transactions.

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

On October 22, 2012, Piedmont REIT announced that the parties had reached agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement. Pursuant to the terms of the settlement and the Court's order preliminarily approving the settlement, notice of the proposed settlement was given to the class.  On March 21, 2013, the plaintiff filed a motion for final approval of the settlement and for award of attorneys' fees and expenses. On April 18, 2013, the Court entered an order granting final approval of the settlement, dismissing the lawsuit with prejudice, and awarding attorneys' fees and expenses.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, 6, and 9 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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

As of March 31, 2013, we had approximately $132.4 million outstanding on the CoBank Loan, which matures on August 11, 2018 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR Rate plus a margin ranging from 2.00% to 2.75% based upon the then-current LTV Ratio.

The Rabobank Forward Swap entered into on October 23, 2012 became effective on March 28, 2013. Under the Rabobank Forward Swap, we pay interest at a fixed rate of 0.9075% per annum and receive variable LIBOR-based interest payments from Rabobank on $80.0 million between March 28, 2013 and September 30, 2017. As of March 31, 2013, the weighted-average interest rate of the CoBank Loan, after consideration of the Rabobank Forward Swap, was 2.63%.

Approximately $80.0 million of our total debt outstanding as of March 31, 2013 is subject to an effectively fixed-interest rate when coupled with Rabobank Forward Swap. As of March 31, 2013, this balance incurred interest expense at an average rate of 2.9075%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of March 31, 2013, after consideration of the Rabobank Forward Swap, approximately $52.4 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 2.21% as of March 31, 2013. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.5 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the CoBank Loan and acquisition of timberland properties.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of our affiliates have been engaged in various legal actions, including securities litigation, that are discussed more fully in Part I, Item 2, Related Party Transactions and Agreements.

ITEM 1A.	RISK FACTORS

We are subject to the following additional risk, which is hereby added to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

The current redemption price for shares under our Amended SRP may be at a substantial discount to the actual value of our shares.

We announced our estimated per-share value on December 14, 2012, and effective January 1, 2013, we began redeeming shares under our Amended SRP in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility at a price equal to 95% of the most recently published estimated per-share value of our common stock, or $6.23, plus or minus any valuation adjustment as provided in the Amended SRP. The estimated per-share value utilized for purposes of the Amended SRP was as of September 30, 2012, and consistent with prior disclosures, we are not obligated to, nor do we intend to, update this estimate until December 2013. The estimated value of our common stock will fluctuate over time in response to market conditions and other factors. Therefore, the estimated per-share value of our common stock as of September 30, 2012 does not represent current value. To the extent that the value of our share of common stock has increased since September 30, 2012, we may be redeeming our shares at a discount well in excess of 5% of the current value.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	10,127	$6.23	10,127	(1)
February 2013	20,370	$6.23	20,370	(1)
March 2013	4,830	$6.23	4,830	(1)

(1)Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010, March 16, 2012, and August 6, 2012. The Amended SRP limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the our debt agreements prohibit us from making redemptions, other than the Qualified Special Redemptions, during any period in which the LTV ratio exceeds 40% (see Note 4 of the accompanying consolidated financial statements). Qualified Special Redemptions do not require a one-year holding period and are subject only to the overall limitation that during any calendar year, aggregate redemptions may not exceed 100% of the net proceeds from our DRP and any additional amounts reserved for such purpose by our board of directors. Our board of directors may amend, suspend, or terminate the share redemption plan upon 30 days notice. Currently, our LTV Ratio does not exceed 40%; however, our board of directors has not yet declared any cash distributions and, therefore, there are no proceeds available under the DRP. However, our board of directors approved a monthly, noncumulative reserve of $150,000 funded with operating cash flows for Qualified Special Redemptions. Effective January 2013, the redemption price for all redemptions, including the Qualified Special Redemptions, equals 95% of the published estimated per-share value of our common stock, plus or minus any valuation adjustment as provided in the Amended SRP. Based on the estimated per-share value calculated as of September 30, 2012 and published on December 14, 2012, the redemption price during the thee months ended March 31, 2013 was $6.23. We are not obligated to, nor do we intend to, update the estimated per-share value of our common stock until December 2013. As disclosed in connection with the initial publication of our estimated per-share value, the estimated value of our common stock will fluctuate over time in response to market conditions and other factors. Therefore, the estimated per-share value of our common stock as of September 30, 2012 does not represent current value. As of March 31, 2013, all qualified shares tendered for redemption had been redeemed. We accrued $2,509 of the total redemption price in accounts payable and accrued expenses at March 31, 2013 and issued payment in April 2013 as requested.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)
During the first quarter of 2013, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K or in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Date:	May 10, 2013	By:	/s/ BRIAN M. DAVIS
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO
FIRST QUARTER 2013 FORM 10-Q OF
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

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the 2010 Second Quarter Form 10-Q)

3.4	First Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 12, 2010)

4.1	Third Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 7, 2012)

10.1	Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 6, 2012)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*     Filed herewith

**
Furnished with this Form 10-Q. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.