Form 10-Q
period 2013-06-30
Wells Timberland REIT, Inc.
filed 2013-08-12
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-53193
WELLS TIMBERLAND REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s only
class of common stock, as of July 31, 2013: 31,736,523 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our quarterly report on Form 10-Q for the period ended March 31, 2013, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our quarterly report on Form 10-Q for the period ended March 31, 2013 are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Timberland REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2012. Wells Timberland REIT’s results of operations for the three months and six months ended ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$13,357,474	$11,221,092
Restricted cash and cash equivalents	1,352,822	2,050,063
Accounts receivable	893,579	658,355
Prepaid expenses and other assets	1,587,781	1,098,268
Deferred financing costs, less accumulated amortization of $174,417 and $58,626 as of June 30, 2013 and December 31, 2012, respectively	1,196,503	1,311,770
Timber assets, at cost (Note 3):
Timber and timberlands, net	328,824,748	333,805,295
Intangible lease assets, less accumulated amortization of $922,191 and $841,686 as of June 30, 2013 and December 31, 2012, respectively	34,894	115,399
Total assets	$347,247,801	$350,260,242

Liabilities:
Accounts payable and accrued expenses	$1,715,089	$1,689,288
Due to affiliates (Note 9)	1,636,366	1,326,255
Other liabilities	4,736,037	4,801,387
Note payable and line of credit (Note 4)	132,356,123	132,356,123
Total liabilities	140,443,615	140,173,053

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 27,585 shares issued and outstanding as of June 30, 2013 and December 31, 2012	36,612,667	36,476,063
Series B preferred stock, $1,000 liquidation preference; 9,807 shares issued and outstanding as of June 30, 2013 and December 31, 2012	12,172,491	12,123,992
Common stock, $0.01 par value; 900,000,000 shares authorized; 31,753,373 and 31,800,627 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	317,534	318,006
Additional paid-in capital	300,881,510	301,348,146
Accumulated deficit and distributions	(144,041,796)	(139,491,344)
Accumulated other comprehensive income (loss)	861,780	(687,674)
Total stockholders’ equity	206,804,186	210,087,189
Total liabilities and stockholders’ equity	$347,247,801	$350,260,242

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Timber sales	$7,267,334	$7,062,469	$13,419,096	$14,284,696
Timberland sales	1,309,371	10,552,180	1,853,321	10,552,180
Other revenues	675,714	677,644	1,367,793	1,341,281
	9,252,419	18,292,293	16,640,210	26,178,157
Expenses:
Contract logging and hauling costs	3,780,638	3,849,424	7,044,108	7,846,384
Depletion	2,247,904	2,494,011	4,293,257	5,474,288
Cost of timberland sales	964,869	7,567,615	1,343,152	7,567,615
Advisor fees and expense reimbursements	1,636,366	1,648,503	2,381,608	2,393,745
Forestry management fees	569,157	570,297	1,145,861	1,143,079
General and administrative expenses	804,196	572,510	1,409,132	1,127,515
Land rent expense	257,806	498,419	567,952	1,013,297
Other operating expenses	608,903	568,410	1,269,475	1,266,358
	10,869,839	17,769,189	19,454,545	27,832,281
Operating income (loss)	(1,617,420)	523,104	(2,814,335)	(1,654,124)
Other income (expense):
Interest income	849	182	1,999	309
Interest expense	(947,352)	(975,420)	(1,737,847)	(1,961,393)
Loss on interest rate swap	—	(12,172)	(474)	(103,165)
	(946,503)	(987,410)	(1,736,322)	(2,064,249)
Net loss	(2,563,923)	(464,306)	(4,550,657)	(3,718,373)
Dividends to preferred stockholder	(92,969)	(92,970)	(185,103)	(186,011)
Net loss available to common stockholders	$(2,656,892)	$(557,276)	$(4,735,760)	$(3,904,384)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.08)	$(0.02)	$(0.15)	$(0.12)
Weighted-average common shares outstanding —basic and diluted	31,757,432	31,884,699	31,775,958	31,869,820

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,563,923)	$(464,306)	$(4,550,657)	$(3,718,373)
Other comprehensive income:
Market value adjustment to interest rate swap	1,456,981	—	1,549,454	—
Comprehensive loss	$(1,106,942)	$(464,306)	$(3,001,203)	$(3,718,373)

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	31,800,627	$318,006	37,392	$48,600,055	$301,348,146	$(139,491,344)	$(687,674)	$210,087,189
Forfeiture of restricted stock award	(2,021)	(20)	—	—	(185)	205	—	—
Redemptions of common stock	(45,233)	(452)	—	—	(281,348)	—	—	(281,800)
Dividends on preferred stock	—	—	—	185,103	(185,103)	—	—	—
Net loss	—	—	—	—	—	(4,550,657)	—	(4,550,657)
Market value adjustment to interest rate swap	—	—	—	—	—	—	1,549,454	1,549,454
Balance, June 30, 2013	31,753,373	$317,534	37,392	$48,785,158	$300,881,510	$(144,041,796)	$861,780	$206,804,186

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	31,465,274	$314,653	37,748	$48,685,499	$271,428,671	$(130,620,551)	$—	$189,808,272
Issuance of common stock	408,980	4,090	—	—	4,110,711	(61)	—	4,114,740
Redemptions of common stock	(55,067)	(551)	—	—	(525,063)	—	—	(525,614)
Dividends on preferred stock	—	—	—	186,011	(186,011)	—	—	—
Redemptions of preferred stock	—	—	(356)	(459,436)	—	—	—	(459,436)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	(361,364)	—	—	(361,364)
Other offering costs	—	—	—	—	(48,752)	—	—	(48,752)
Write-off of due to affiliates	—	—	—	—	27,315,249	—	—	27,315,249
Net loss	—	—	—	—	—	(3,718,373)	—	(3,718,373)
Balance, June 30, 2012	31,819,187	$318,192	37,392	$48,412,074	$301,733,441	$(134,338,985)	$—	$216,124,722

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(4,550,657)	$(3,718,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	4,293,257	5,474,288
Unrealized gain on interest rate swaps	(128,934)	(451,716)
Other amortization	113,773	111,176
Stock-based compensation expense	—	8,333
Noncash interest expense	124,489	259,520
Basis of timberland sold	1,213,643	6,962,273
Changes in assets and liabilities:
Increase in accounts receivable	(235,224)	(179,209)
Decrease in prepaid expenses and other assets	375,592	181,430
Increase (decrease) in accounts payable and accrued expenses	25,801	(351,629)
Increase in due to affiliates	310,111	168,307
Increase in other liabilities	867,722	369,247
Net cash provided by operating activities	2,409,573	8,833,647

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(688,108)	(451,498)
Funds released from escrow accounts	697,241	4,162,322
Net cash provided by investing activities	9,133	3,710,824

Cash Flows from Financing Activities:
Financing costs paid	(524)	—
Repayment of Mahrt loan	—	(3,628,453)
Issuance of common stock	—	4,062,646
Redemptions of common stock	(281,800)	(525,614)
Redemptions of preferred stock	—	(356,000)
Dividends paid on preferred stock redeemed	—	(103,436)
Commissions on stock sales and related dealer-manager fees paid	—	(447,744)
Other offering costs paid	—	(83,739)
Net cash used in financing activities	(282,324)	(1,082,340)
Net increase in cash and cash equivalents	2,136,382	11,462,131
Cash and cash equivalents, beginning of period	11,221,092	6,848,973
Cash and cash equivalents, end of period	$13,357,474	$18,311,104

See accompanying notes.

WELLS TIMBERLAND REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (unaudited)

1.	Organization

Wells Timberland REIT was formed on September 27, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells Timberland REIT engages in the ownership and management of timberland located in the southeastern United States. Substantially all of Wells Timberland REIT’s business is conducted through Wells Timberland Operating Partnership, L.P. (“Wells Timberland OP”), a Delaware limited partnership formed on November 9, 2005, of which Wells Timberland REIT is the sole general partner, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of Wells Timberland OP. In addition, Wells Timberland OP formed Wells Timberland TRS, Inc. (“Wells Timberland TRS”), a wholly owned subsidiary organized as a Delaware corporation, on January 1, 2006 (see Note 2). Unless otherwise noted, references herein to Wells Timberland REIT shall include Wells Timberland REIT and all of its subsidiaries, including Wells Timberland OP, and the subsidiaries of Wells Timberland OP, including Wells Timberland TRS. Under an agreement (the “Advisory Agreement”), Wells TIMO performs certain key functions on behalf of Wells Timberland REIT and Wells Timberland OP, including, among others, the investment of capital proceeds and management of day-to-day operations (see Note 9).

As of June 30, 2013, Wells Timberland REIT owned approximately 245,700 acres of timberland and held long-term leasehold interests in approximately 36,300 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the “Mahrt Timberland”). Wells Timberland REIT acquired the Mahrt Timberland on October 9, 2007. Wells Timberland REIT generates a substantial portion of its revenues from selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, selling higher-and-better-use timberland, and leasing land-use rights to third parties.

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

The following table presents information about Wells Timberland REIT’s interest rate swaps measured at fair value as of June 30, 2013 and December 31, 2012:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap contract	Prepaid expenses and other assets (Other liabilities)	$861,780	$(687,674)
Derivatives not designated as hedging instruments:
Interest rate swap contract	Other liabilities	$—	$(128,934)

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for Wells

Timberland REIT for the period beginning January 1, 2013. The adoption of ASU 2013-02 has not had a material impact on Wells Timberland REIT's financial statements or disclosures.

In June 2013, FASB issued Accounting Standards Update 2013-08, Financial Services - Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 clarifies the characteristics of an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an entity is required to disclose (a) the fact that it is an investment company applying the guidance in the Financial Services - Investment Companies Topic, (b) information about any changes in the entity's status as an investment company, and (c) information about financial support provided to its investees. ASU 2013-08 will be effective for Wells Timberland REIT for the period beginning on January 1, 2014. Wells Timberland REIT expects that the adoption of ASU 2013-08 will not have a material impact on its financial statements or disclosures.

In July 2013,FASB issued Accounting Standards Update 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under the Derivatives and Hedging Topic, in addition to the U.S. Treasury rate and LIBOR. In addition, the restriction on using different benchmark rates for similar hedges is removed. ASU 2013-10 will be effective prospectively for Wells Timberland REIT for qualifying new hedging relationships entered into on or after July 17, 2013. Wells Timberland REIT expects that the adoption of ASU 2013-10 will not have a material impact on its financial statements or disclosures.

In July 2013, FASB issued Accounting Standards Update 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or not intended to be used to settle any additional income taxes that would result in the dis-allowance of a tax position in which case the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 will be effective prospectively for Wells Timberland REIT for the period beginning on January 1, 2014. Wells Timberland REIT expects that the adoption of ASU 2013-11 will not have a material impact on its financial statements or disclosures.

3.	Timber Assets

During the three months ended June 30, 2013 and 2012, Wells Timberland REIT sold approximately 600 acres and 5,800 acres of timberland, respectively, for approximately $1.3 million and $10.6 million, respectively. Wells Timberland REIT’s cost basis in the timberland sold was approximately $0.9 million and $7.0 million, respectively.

During the six months ended June 30, 2013 and 2012, Wells Timberland REIT sold approximately 900 acres and 5,800 acres of timberland, respectively, for approximately $1.9 million and $10.6 million, respectively. Wells Timberland REIT’s cost basis in the timberland sold was approximately $1.2 million and $7.0 million, respectively.

As of June 30, 2013 and December 31, 2012, timber and timberlands consisted of the following, respectively:

	As of June 30, 2013
	Gross	Accumulated Depletion or Amortization	Net
Timber	$149,947,162	4,293,257	$145,653,905
Timberlands	182,909,362	—	182,909,362
Mainline roads	467,318	205,837	261,481
Timber and timberlands	$333,323,842	$4,499,094	$328,824,748

	As of December 31, 2012
	Gross	Accumulated Depletion or Amortization	Net
Timber	$161,878,914	$11,677,229	$150,201,685
Timberlands	183,349,545	—	183,349,545
Mainline roads	428,688	174,623	254,065
Timber and timberlands	$345,657,147	$11,851,852	$333,805,295

4.	Note Payable and Line of Credit

Wells Timberland REIT entered into a first mortgage loan agreement (the "CoBank Loan") on September 28, 2012 with a syndicate of banks with CoBank, ACB ("CoBank") serving as administrative agent. Under the CoBank Loan, Wells Timberland REIT initially can borrow up to $148.0 million in principal, including $133.0 million through a term loan facility ("CoBank Term Loan") and up to $15.0 million through a revolving credit facility (the "CoBank Revolver"). On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full. The CoBank Loan is secured by a first mortgage in the Mahrt Timberland, a first priority security interest in all bank accounts held by Wells Timberland REIT, and a first priority security interest on all other assets of Wells Timberland REIT. As of June 30, 2013, the outstanding balance of the CoBank Loan was $132.4 million, all of which was outstanding under the CoBank Term Loan.

The CoBank Loan contains certain financial covenants. Wells Timberland REIT believes it was in compliance with the financial covenants of the CoBank Loan as of June 30, 2013.

During the three months ended June 30, 2013 and 2012, Wells Timberland REIT made interest payments on its borrowings of approximately $0.8 million and $0.8 million, respectively. During the six months ended June 30, 2013 and 2012, interest payments on its borrowings totaled approximately $1.5 million and $1.7 million, respectively.

As of June 30, 2013, the weighted-average interest rate on the aforementioned borrowings, after consideration of an interest rate swap (see Note 5), was 2.63%. As of June 30, 2013 and December 31, 2012, the fair value of Wells Timberland REIT's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

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

Interest Rate Swap Designated as Hedging Instrument

As required by the terms of the CoBank Loan, on October 23, 2012, Wells Timberland REIT entered into an interest rate swap agreement with Rabobank Group ("Rabobank") to hedge its exposure to changing interest rates on $80.0 million of the CoBank Loan that is subject to a variable interest rate (the “Rabobank Forward Swap”). The Rabobank Forward Swap had an effective date of March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Forward Swap, Wells Timberland REIT pays interest at a fixed rate of 0.9075% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The Rabobank Forward Swap qualifies for hedge accounting treatment.

During the three months and six months ended June 30, 2013, Wells Timberland REIT recognized a change in fair value of the Rabobank Forward Swap of approximately $1.5 million and $1.5 million, respectively, as other comprehensive income. There was no hedge ineffectiveness on the Rabobank Forward Swap required to be recognized in current earnings. Net payments of approximately $0.1 million made under the Rabobank Forward Swap by Wells Timberland REIT during the three months ended June 30, 2013 were recorded as interest expense. No amounts were paid or received on the Rabobank Forward Swap during the first quarter.

Interest Rate Swap Not Designated as Hedging Instrument

On March 24, 2010, as required by the terms of its loan agreement, Wells Timberland REIT entered into an interest rate swap agreement with Rabobank to hedge its exposure to changing interest rates on a portion of its $211.0 million senior loan (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap was effective from September 30, 2010 to March 28, 2013. During the term of the Rabobank Interest Rate Swap, Wells Timberland REIT paid interest at a fixed rate of 2.085% per annum and received variable LIBOR-based interest payments from Rabobank on the following notional amounts during the periods presented:

Start Date	End Date	Notional Amount
December 30, 2011	March 30, 2012	$62,500,000
March 30, 2012	June 29, 2012	$57,500,000
December 31, 2012	March 28, 2013	$28,500,000
The detail of loss on the Rabobank Interest Rate Swap, which was recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Noncash gain on Rabobank Interest Rate Swap	$—	$256,052	$128,934	$451,716
Net payments on Rabobank Interest Rate Swap	—	(268,224)	(129,408)	(554,881)
Loss on Rabobank Interest Rate Swap	$—	$(12,172)	$(474)	$(103,165)

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

7.    Share Redemption Plan

Wells Timberland REIT's SRP, as amended on August 6, 2012 (the “Amended SRP”), allows stockholders who hold their shares for more than one year to sell their shares back to Wells Timberland REIT, subject to certain limitations and penalties. The Amended SRP is funded through a combination of proceeds received from the sale of shares through the DRP plus any additional amounts reserved for redemptions by Wells Timberland REIT's board of directors. Wells Timberland REIT's board of directors has approved a monthly, non-cumulative reserve of $150,000 for redemptions in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility (“Qualified Special Redemptions”). As of June 30, 2013, Wells Timberland REIT has not received any proceeds from sales of shares through the DRP, and therefore, it is currently restricted from redeeming shares of its common stock other than Qualified Special Redemptions. Qualified Special Redemptions do not require a one-year holding period.

Effective January 1, 2013, the price to be paid for shares redeemed under the Amended SRP is $6.23 per share, which represents 95% of the most recently published estimated per-share value of Wells Timberland REIT's common stock. The estimated per-share value utilized for purposes of the Amended SRP was as of September 30, 2012. While Wells Timberland REIT is required by Financial Industry Regulatory Authority ("FINRA") rules to update this estimate 18 months from the date of last valuation, it may elect to do so sooner. As disclosed in connection with Wells Timberland REIT's initial publication of its estimated per-share value, the estimated value of its common stock will fluctuate over time in response to market conditions, capital markets activities, attributes specific to Mahrt Timberland, and other factors. Therefore, the estimated per-share value of Wells Timberland REIT's common stock as of September 30, 2012 does not represent current value.

During the three months and six months ended June 30, 2013, approximately 9,906 and 45,233 shares of common stock, respectively, were redeemed for approximately $61,715 and $281,800, respectively. The board of directors may amend, suspend, or terminate the SRP upon 30 days' written notice and without stockholder approval.

8.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,
	2013	2012
Write-off of due to affiliates	$—	$27,315,249
Dividends accrued on preferred stock	$185,103	$186,011
Discounts applied to issuance of common stock	$—	$43,761
Issuance of stock dividends	$—	$61
Forfeiture of restricted stock award	$205	$—
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$1,549,454	$—
Other liabilities assumed upon acquisition of timberland	$(125,163)	$—

9.	Related-Party Transactions

Advisory Agreement

Wells Timberland REIT and Wells Timberland OP are party to the Advisory Agreement with Wells TIMO, a wholly owned subsidiary of Wells Capital. On March 16, 2012, the board of directors of Wells Timberland REIT approved a second amendment to the Advisory Agreement (“Advisory Agreement Amendment No. 2”), which amended certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2, which was effective April 1, 2012, provides that as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO was limited to the lesser of (i) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (ii) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by Wells Timberland REIT’s interest expense for the four quarters then ended. Free cash flow was defined as EBITDA (as defined in Wells Timberland REIT's loan agreements), less all capital expenditures paid by Wells Timberland REIT on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of Wells Timberland REIT's outstanding preferred stock). Under the Advisory Agreement, as amended (the "Amended Advisory Agreement"), Wells TIMO was also entitled to receive the following:

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

The Amended Advisory Agreement was effective through July 10, 2013 and could be renewed for successive one-year terms upon the mutual consent of the parties. Wells Timberland REIT could terminate the Amended Advisory Agreement without penalty upon 60 days’ written notice. If Wells Timberland REIT terminated the Amended Advisory Agreement, it would pay Wells TIMO all earned but unpaid fees. In addition, if the Amended Advisory Agreement was terminated without cause, the special units of limited partnership held by Wells TIMO will be redeemed. For further information on the special units, including redemption payments, refer to the consolidated financial statements and accompanying notes included in Wells Timberland REIT’s Annual Report on Form 10-K for the year ended December 31, 2012.

Effective July 1, 2013, Wells Timberland REIT entered into an amended and restated advisory agreement with Wells Timberland OP and Wells TIMO. See Note 10 Subsequent Events for additional information.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Timberland REIT incurred the following related-party costs for the three months and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Advisor fees and expense reimbursements	$1,636,366	$1,648,503	$2,381,608	$2,393,745
Disposition fees	26,187	211,044	26,187	211,044
Commissions(1)(2)	—	—	—	246,546
Dealer-manager fees(1)	—	—	—	71,057
Other offering costs(1)	—	—	—	48,752
Total	$1,662,553	$1,859,547	$2,407,795	$2,971,144

(1)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers.

Advisor fees and expense reimbursements of approximately $1.6 million for the three months ended June 30, 2013 were determined pursuant to the Amended Advisory Agreement and represented 1.0% of asset under management as of the last day of the current quarter less advisor fees paid for the preceding three quarters.

Due to Affiliates

As of June 30, 2013 and December 31, 2012, Wells Timberland REIT had a due to affiliates balance of approximately $1.6 million and $1.3 million, respectively, both of which consisted entirely of advisor fees and expense reimbursements due to Wells TIMO.

Conflicts of Interest

As of June 30, 2013, Wells TIMO had eight employees. Wells TIMO has contracted with Wells Capital to perform many of its obligations under the Amended Advisory Agreement. Until such time, if ever, as Wells TIMO hires sufficient personnel of its own to perform all of the services under the Amended Advisory Agreement, it will continue to rely upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Amended Advisory Agreement, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for Wells Timberland REIT and Wells Real Estate Funds.

As of June 30, 2013, one member of Wells Timberland REIT's board of directors serves on the board of Wells Core Office Income REIT, Inc., a REIT currently sponsored by Wells Real Estate Funds, Inc. ("Wells REF"). Accordingly, he may encounter certain conflicts of interest regarding investment and operational decisions.

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

Wells Capital and Wells TIMO are owned and controlled by Wells REF. The operations of Wells Capital, Wells TIMO, WIS, Wells Management Company, Inc. (“Wells Management”), Wells Core Office Income REIT Advisory Services ("Wells Core Advisor"), and their affiliates represent substantially all of the business of Wells REF. Accordingly, Wells Timberland REIT focuses on the financial condition of Wells REF when assessing the financial condition of Wells Capital and Wells TIMO. In the event that Wells REF were to become unable to meet its obligations as they become due, Wells Timberland REIT might be required to find alternative service providers.

Future net income generated by Wells REF will be largely dependent upon the amount of fees earned by Wells Capital, Wells TIMO, WIS, Wells Management, Wells Core Advisor, and their affiliates, based on, among other things, real estate assets managed, the volume of future acquisitions and dispositions of real estate assets by Wells Timberland REIT and other Wells REF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of June 30, 2013, Wells Timberland REIT had no reason to believe that Wells REF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between Wells REF, or its affiliates, and Wells Timberland REIT, or other Wells REF-sponsored programs, could impact Wells REF’s future net income and future access to liquidity and capital resources. For example, a large portion of Wells REF's income had been derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc., a REIT previously sponsored by Wells REF. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on Wells REF for the same level of services beyond December 31, 2013. As such, Wells REF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

10.	Subsequent Events

Restated Advisory Agreement

Effective July 1, 2013, Wells Timberland REIT, Wells Timberland OP, and Wells TIMO entered into an amended and restated advisory agreement (the “Restated Advisory Agreement”).

Under the Restated Advisory Agreement, the monthly advisor fee payable by Wells Timberland REIT to Wells TIMO is equal to one-twelfth of 1% of the aggregate value of Wells Timberland REIT's interest in properties and joint ventures as established in connection with the most recent estimated valuation conducted pursuant to applicable Financial Industry Regulatory Authority rules (“Assets Under Management”). Upon the sale of any properties for an amount greater than $5.0 million in aggregate since the most recent valuation, Assets Under Management shall be reduced by the cost basis of the properties sold. Upon the acquisition of any properties for an amount greater than $5.0 million in aggregate since the most recent valuation, Assets Under Management shall be increased by the value of the properties acquired as determined by a forestry appraisal firm. However, aggregate advisor fees payable for fiscal year 2013 shall not exceed 1.0% of Assets under Management as of September 30, 2012.

The advisor fee shall be payable monthly in arrears by Wells Timberland REIT in cash. If payment of the advisor fee for any calendar month will cause an event of default under Wells Timberland REIT's credit agreement, the advisor fee will accrue but will not be paid to Wells TIMO for such calendar month.

In addition, the Restated Advisory Agreement eliminates the reimbursement by Wells Timberland REIT of administrative service expenses that Wells TIMO incurs in fulfilling its duties as advisor, including personnel costs and Wells Timberland REIT's allocable share of other overhead of Wells TIMO.

The Restated Advisory Agreement is effective through June 30, 2014 and may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Restated Advisory Agreement without cause or penalty upon providing 60 days' prior written notice.

Timberland Acquisition

On July 30, 2013, Wells Timberland REIT acquired fee-simple interest in approximately 1,800 acres of timberland located in Taylor County, Georgia, in which it previously held a leasehold interest, for approximately $1.4 million, exclusive of closing costs.

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
Overview
We engage in the ownership and management of timberland properties located in the timber-producing regions of the southeastern United States. From 2007 through the first quarter of 2012, we raised approximately $307.2 million through the issuance of our common stock in our Offerings and approximately $43.6 million through the issuance of our preferred stock to Wells REF and, along with borrowings, invested those proceeds, net of fees, into timberland properties. As of June 30, 2013, we owned interests in approximately 282,000 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, which we refer to as the Mahrt Timberland. Based on acreage, the Mahrt Timberland inventory consisted of approximately 75% of pine and approximately 25% of hardwood as of December 31, 2012. We generate a majority of our revenues by selling timber and the right to access land and harvest timber to third parties pursuant to supply agreements and through open-market sales, from selling higher-and-better-use timberland, and leasing land-use rights to third parties. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. See Note 6 of our accompanying consolidated financial statements for additional information regarding the material terms of the Timber Agreements. We have elected to be taxed as a REIT for federal income tax purposes.

We have no paid employees and are externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital. Effective July 1, 2013, we entered into the Restated Advisory Agreement with Wells TIMO under which the monthly advisor fee payable by us is equal to one-twelfth of 1% of Assets Under Management. Upon the sale or acquisition of any properties for an amount greater than $5 million in aggregate, Assets Under Management shall be adjusted according to terms of the Restated Advisory Agreement. However, aggregate advisor fees payable for fiscal year 2013 shall not exceed 1.0% of Assets under Management as of September 30, 2012. The Restated Advisory Agreement eliminates our requirement to reimburse administrative service expenses incurred by Wells TIMO in fulfilling its duties as advisor, including personnel costs and our allocable share of other overhead of Wells TIMO. All other terms are materially consistent with the Amended Advisory Agreement in effect through June 30, 2013.

On March 16, 2012, we entered into Advisory Agreement Amendment No. 2 to amend certain provisions related to fees and expense reimbursements. Advisory Agreement Amendment No. 2 provided that as of and for each quarter, the amount of advisor fees and expense reimbursements payable to Wells TIMO would be limited to the lesser of (1) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (2) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by our interest expense. Under Advisory Agreement Amendment No. 2, free cash flow was defined as EBITDA (as defined in our loan agreements), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock). Advisory Agreement Amendment No. 2, which was effective April 1, 2012, superseded a previous amendment to our Advisory Agreement entered into on April 1, 2011, referred to herein as Advisory Agreement Amendment No. 1, which provided that, as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO were limited to the least of: (1) an asset management fee equal to one fourth of 1.0% of asset under management plus reimbursements for all costs and expenses Wells TIMO incurred in fulfilling its duties as the asset manager, (2) one-fourth of 1.5% of assets under management, or (3) free cash flow in excess of an amount equal to 1.05 multiplied by our interest expense. Under Advisory Agreement Amendment No. 1, free cash flow was defined as EBITDA (as defined in our loan agreements), less all capital expenditures paid by us on a consolidated basis, less any cash distributions

(except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock), less any cash proceeds from timberland sales equal to the cost basis of the properties sold.

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

Per the terms of our charter, we presently intend to effect a transaction that will provide liquidity to all of our stockholders by August 11, 2018. However, a transaction well in advance of 2018 may be in our best interest. As such, we are exploring strategic alternatives, including listing our common stock on a national securities exchange, merging or otherwise selling our company or its portfolio as a whole, or liquidating our assets. Notwithstanding the execution of such a strategic alternative, our shares remain illiquid and we may not effect a liquidity event before or even by our original targeted date of August 11, 2018.

We have contracted with Wells TIMO to provide certain services that are essential to our operations, including asset management services, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, stockholder communications and investor relations. In addition, Wells TIMO has engaged Wells Capital to retain the use of its employees to carry out certain of these services. Wells TIMO and Wells Capital are owned and controlled by Wells REF. As a result, our operations are dependent upon Wells REF. In the event that Wells REF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Additionally, as we explore strategic alternatives, some of which could involve the termination of the advisory services provided by Wells REF through Wells TIMO, Wells REF employees may question the long-term security of their positions and may themselves explore alternatives, which could result in their resignation from Wells REF. In the event that Wells REF is not able to retain such employees, Wells REF may no longer be able to provide the same level of service that we have enjoyed to date.

Liquidity and Capital Resources

Overview

We ceased offering shares for sale under the Follow-On Offering effective December 31, 2011. On September 28, 2012, we entered into the CoBank Loan under which we can initially borrow up to $148.0 million in principal, including $133.0 million through the CoBank Term Loan, and up to $15.0 million through the CoBank Revolver. During the term of the CoBank Loan, we also have the ability to increase the amount of the CoBank Term Loan by up to $50.0 million (the "CoBank Incremental Loan"). The CoBank Loan bears interest at an adjustable rate based on the one-, two-, or three-month LIBOR plus an applicable margin ranging from 2.00% to 2.75% (the "LIBOR Rate") that varies based on the loan-to-collateral-value ratio (the "LTV Ratio") at the time of determination. As of July 31, 2013 and June 30, 2013, the outstanding balance of the CoBank Loan was approximately $132.4 million, all of which was outstanding under the CoBank Term Loan. We intend to maintain substantial amounts outstanding on the CoBank Loan in order to have more funds available for working capital and investment in timberland properties. On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full.

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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $2.4 million, which was primarily comprised of net cash receipts from timber and timberland sales and recreational leases in excess of payments for operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses. We intend to use the majority of future cash flows from operating activities, after payments of operating expenses and interest expense, to fund certain capital expenditures and redemptions of our common stock under the Amended SRP.

For the six months ended June 30, 2013, we invested approximately $0.7 million in timber and timberland assets and received approximately $0.7 million that was released from lender-required escrow accounts. Net cash used in financing activities for the six months ended June 30, 2013 was approximately $0.3 million and represented outflows of funds used to redeem our common stock pursuant to the Amended SRP. We expect to utilize the residual cash balance of approximately $13.4 million as of June 30, 2013 to satisfy current and future liabilities and fund future capital expenditures.

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

As of June 30, 2013, we believe we were in compliance and expect to remain in compliance with the financial covenants of the CoBank Loan. Additionally, the CoBank Loan requires funding of an account under the control of CoBank equal to approximately six months of interest on the CoBank Loan during any time the LTV Ratio is 35% or greater, or approximately three months of interest if the LTV Ratio is less than 35%.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from strategic property sales and proceeds from secured or unsecured financings from banks and other lenders. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, redemptions of common and preferred stock, and stockholder distributions, if any.

In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a substantial portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberland. Any remaining cash generated from operations may be used to partially fund timberland acquisitions, redeem common and preferred stock and, finally, pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions, if any, are anticipated to be lower as well. Proceeds from future debt financings may be used to fund capital expenditures, to pay down existing and future borrowings, and to redeem preferred stock.

Our charter precludes us from incurring debt in excess of 200% of our net assets. As of June 30, 2013, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 45%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations. Before additional borrowings, principal payments, timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of June 30, 2013, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations (1)	$132,356,123	$—	$—	$—	$132,356,123
Estimated interest on debt obligations (1) (2)	17,329,554	1,777,560	6,955,669	6,817,314	1,779,011
Operating lease obligations (3)	5,892,771	264,594	1,446,979	1,332,366	2,848,832
Other liabilities (4)	889,840	10,469	257,881	217,953	403,537
Total	$156,468,288	$2,052,623	$8,660,529	$8,367,633	$137,387,503

(1)	Represents respective obligations under the CoBank Loan as of June 30, 2013.

(2)	Amounts include impact of an interest rate swap. See Note 5 of our accompanying consolidated financial statements for additional information.

(3)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for the Mahrt Timberland for the three months and six months ended June 30, 2013 and 2012 is shown in the following tables:

	Three Months Ended June 30,		Change
	2013	2012	%
Timber sales volume (tons)
Pulpwood	187,437	170,645	10%
Sawtimber (1)	70,284	74,315	(5)%
	257,721	244,960	5%
Net timber sales price (per ton)(2)
Pulpwood	$11	$10	11%
Sawtimber	$19	$20	(1)%
Timberland sales
Gross sales	$1,309,371	$10,552,180
Sales volumes (acres)	624	5,802
Sales price (per acre)	$2,098	$1,819

	Six Months Ended June 30,		Change
	2013	2012	%
Timber sales volume (tons)
Pulpwood	314,877	302,781	4%
Sawtimber (1)	142,004	165,459	(14)%
	456,881	468,240	(2)%
Net timber sales price (per ton)(2)
Pulpwood	$11	$10	12%
Sawtimber	$20	$20	(2)%
Timberland sales
Gross sales	$1,853,321	$10,552,180
Sales volumes (acres)	877	5,802
Sales price (per acre)	$2,113	$1,819

(1)	Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2013 and 2012.

Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012

Revenue. Revenues decreased to approximately $9.3 million for the three months ended June 30, 2013 from approximately $18.3 million for the three months ended June 30, 2012 due to a decrease in timberland sales revenue of approximately $9.2 million, offset by an increase in timber sales revenue of approximately $0.2 million. Timberland sales revenue decreased due to selling 624 acres of timberland in the second quarter of 2013 as compared to selling 5,802 acres of timberland in the second quarter of 2012. Timber sales revenue increased slightly primarily due to modestly higher average pricing. Details of timber sales by product for the three months ended June 30, 2013 and 2012 are shown in the following table:

	For the Three Months Ended June 30, 2012	Changes attributable to:		For the Three Months Ended June 30, 2013
		Price	Volume
Timber sales(1)
Pulpwood	$4,435,540	$249,219	$119,417	$4,804,176
Sawtimber (2)	2,626,929	70,294	(234,065)	2,463,158
	$7,062,469	$319,513	$(114,648)	$7,267,334

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

We expect future quarterly revenue from timber sales to be lower than the same periods in 2012 based on planned harvest reduction, offset by modestly higher timber prices. We intend to continue to delay harvests on our fee land in order to achieve optimal pricing and to maximize long-term value of the Mahrt Timberland, provided that we generate sufficient cash flow from operations to satisfy our current obligations.

Operating expenses. Contract logging and hauling costs of approximately $3.8 million for the quarter ended June 30, 2013 was substantially the same as it was for the quarter ended June 30, 2012 as a result of an approximately 4% decrease in delivered sales volume, offset by a 2% increase in logging rate. Depletion expense decreased by 10% to approximately $2.2 million for the second quarter of 2013 from approximately $2.5 million for the second quarter of 2012 due to a lower blended depletion rate, offset by a 5% increase in harvest volumes. Our blended depletion rate was lower in 2013 due to a decrease in harvests of timber from leased tracts as a percentage of our total harvest to 42% in 2013 from 67% in 2012. As a result of an acquisition of approximately 30,000 acres of timberland during 2012 where we previously held leasehold interests, approximately 12% of our merchantable timber inventory was recategorized as fee timber, which is depleted at much lower rates than timber from leased tracts. Cost of timberland sales decreased due to selling fewer acres. Forestry management fees and other operating expenses were comparable to the second quarter of 2012. General and administrative expenses increased by $0.2 million primarily due to an increase in legal fees. Land rent expense decreased to approximately $0.3 million in 2013 from $0.5 million in 2012 primarily due to expiration of leases and the acquisition described above. Other operating expense for the three months ended June 30, 2013 was $0.6 million, comparable to that for the same period in 2012.

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

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements for the three months ended June 30, 2013 were comparable to that for the three months ended June 30, 2012. See Note 9 to the accompanying consolidated financial statements for additional information regarding the Advisory Agreement and its amendments. Future advisor fees will be determined based on 1.0% of Asset Under Management under the Restated Advisory Agreement.

Interest expense. Interest expense decreased to approximately $0.9 million for the three months ended June 30, 2013 from approximately $1.0 million for the three months ended June 30, 2012 primarily due to lower interest rates, offset by higher principal balances outstanding on our debt facility. Interest expense in future periods will vary based on our level of current and future borrowings, the cost of future borrowings, and the opportunities to acquire timber assets fitting our investment objectives. Before additional borrowings, principal payments, and significant changes to the LIBOR Rate, we expect future interest expense to remain stable.

Net loss. Our net loss increased to approximately $2.6 million for the three months ended June 30, 2013 from approximately $0.5 million for the three months ended June 30, 2012, primarily as a result of incurring an operating loss of $1.6 million. We incurred an operating loss in the second quarter of 2013 as compared to an operating income of $0.5 million in the second quarter of 2012 due to a decrease in net timberland sales revenue of approximately $2.6 million, offset by an approximately $0.5 million increase in net timber sale revenue. We sustained a net loss for the three months ended June 30, 2013 primarily as a result of incurring an operating loss and interest expense of approximately $0.9 million. Our net loss per share available to common stockholders for the quarters ended June 30, 2013 and 2012 was $0.08 and $0.02, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012

Revenue. Revenues decreased to approximately $16.6 million for the six months ended June 30, 2013 from approximately $26.2 million for the six months ended June 30, 2012 due to a decrease in timberland sales revenue of approximately $8.7 million and a decrease in timber sales revenue of approximately $0.9 million. Timberland sales revenue decreased due to selling fewer acres. Timber sales revenue decreased primarily due to lower harvest volumes. Details of timber sales by product for the six months ended June 30, 2013 and 2012 is shown in the following table:

	For the Six Months Ended June 30, 2012	Changes attributable to:		For the Six Months Ended June 30, 2013
		Price	Volume
Timber sales(1)
Pulpwood	$8,216,617	$344,703	$(138,176)	$8,423,144
Sawtimber (2)	6,068,079	24,115	(1,096,242)	4,995,952
	$14,284,696	$368,818	$(1,234,418)	$13,419,096

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

We expect future quarterly revenue from timber sales to be lower than the same periods in 2012 based on planned harvest reduction, offset by modestly higher timber prices. We intend to continue to delay harvests on our fee land in order to achieve optimal pricing and to maximize long-term value of the Mahrt Timberland, provided that we generate sufficient cash flow from operations to satisfy our current obligations.

Operating expenses. Contract logging and hauling costs decreased to approximately $7.0 million for the six months ended ended June 30, 2013 from approximately $7.8 million for the six months ended June 30, 2012 as a result of a decrease of approximately 10% in delivered wood volume. Depletion expense decreased by 22% to approximately $4.3 million for the six months ended June 30, 2013 from approximately $5.5 million for the six months ended June 30, 2012 due to a 2% decrease in harvest volumes and a lower blended depletion rate. Our blended depletion rate was lower in 2013 due to a decrease in harvests of timber from leased tracts as a percentage of our total harvest to 45% in 2013 from 72% in 2012. As a result of an acquisition of approximately 30,000 acres of timberland during 2012 where we previously held leasehold interests, approximately 12% of our merchantable timber inventory was recategorized as fee timber, which is depleted at much lower rates than timber from leased tracts. Cost of timberland sales decreased due to selling fewer acres of timberland in the first half of 2013 as compared to the first half of 2012. Land rent expense decreased to approximately $0.6 million in 2013 from $1.0 million in 2012 primarily due to expiration of leases and the acquisition described above. General and administrative expenses increased by $0.3 million primarily due to an increase in legal fees. Forestry management fees and other operating expenses were comparable to the first six months of 2012.

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

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements for the six months ended June 30, 2013 were comparable to that for the six months ended June 30, 2012. See Note 9 to the accompanying consolidated financial statements for additional information regarding the Advisory Agreement and its amendments. Future advisor fees will be determined based on 1.0% of Asset Under Management under the Restated Advisory Agreement.

Interest expense. Interest expense decreased to approximately $1.7 million for the six months ended June 30, 2013 from approximately $2.0 million for the six months ended June 30, 2012 primarily due to lower interest rates, offset by higher principal balances outstanding on our debt facility. Interest expense in future periods will vary based on our level of current and future borrowings, the cost of future borrowings, and the opportunities to acquire timber assets fitting our investment objectives. Before additional borrowings, principal payments, and significant changes to the LIBOR Rate, we expect future interest expense to remain stable.

Net loss. Our net loss increased to approximately $4.6 million for the six months ended June 30, 2013 from approximately $3.7 million for the six months ended June 30, 2012, primarily as a result of a higher operating loss. Our operating loss increased due to a decrease in net timberland sales revenue of approximately $2.5 million, offset by an increase in net timber sales revenue of approximately $1.1 million. We sustained a net loss for the six months ended June 30, 2013 primarily as a result of incurring an operating loss of approximately $2.8 million and interest expense of approximately $1.7 million. Our net loss per share available to common stockholders for the six months ended June 30, 2013 and 2012 was $0.15 and $0.12, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended June 30, 2013, Adjusted EBITDA was approximately $1.6 million, an approximately $8.5 million decrease from the quarter ended June 30, 2012, primarily due to an approximately $8.7 million decrease in net revenues from timberland sales, offset by an approximately $0.3 million increase in net timber sales.

For the six months ended June 30, 2013, Adjusted EBITDA was approximately $2.8 million, an approximately $8.1 million decrease from the six months ended June 30, 2012, primarily due to an approximately $8.2 million decrease in net revenues from timberland sales. Our reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2013, and 2012 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,563,923)	$(464,306)	(4,550,657)	(3,718,373)
Add:
Depletion	2,247,904	2,494,011	4,293,257	5,474,288
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	—	(256,052)	(128,934)	(451,716)
Interest expense	881,024	1,113,884	1,742,766	2,256,754
Amortization (1)	123,356	185,764	238,262	370,696
Basis of timberland sold	876,643	6,962,273	1,213,643	6,962,273
Adjusted EBITDA	$1,565,004	$10,035,574	$2,808,337	$10,893,922

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Notes 1, 6, and 9 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Agreements;

•	FRC Timberland Operating Agreement;

•	Advisory Agreement, as amended;

•	Dealer-Manager Agreement; and

•	Structuring Agent Agreement.

Subsequent Events

Restated Advisory Agreement

Effective July 1, 2013, we entered into the Restated Advisory Agreement with Wells Timberland OP and Wells TIMO.

Under the Restated Advisory Agreement, the monthly advisor fee payable to Wells TIMO is equal to one-twelfth of 1% of Assets Under Management. Upon the sale of any properties for an amount greater than $5 million in aggregate since the most recent valuation, Assets Under Management shall be reduced by the cost basis of the properties sold. Upon the acquisition of any properties for an amount greater than $5 million in aggregate since the most recent valuation, Assets Under Management shall be increased by the value of the properties acquired as determined by a forestry appraisal firm. However, aggregate advisor fees payable for fiscal year 2013 shall not exceed 1.0% of Assets under Management as of September 30, 2012.

The advisor fee shall be payable monthly in arrears in cash. If payment of the advisor fee for any calendar month will cause an event of default under our credit agreement, the advisor fee will accrue but will not be paid to Wells TIMO for such calendar month.

In addition, the Restated Advisory Agreement eliminates the reimbursement of administrative service expenses that Wells TIMO incurs in fulfilling its duties as advisor, including personnel costs and our allocable share of other overhead of Wells TIMO.

The Restated Advisory Agreement is effective through June 30, 2014 and may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Restated Advisory Agreement without cause or penalty upon providing 60 days' prior written notice.

Timberland Acquisition

On July 30, 2013, we acquired fee-simple interest in approximately 1,800 acres of timberland located in Taylor County, Georgia, in which we previously held a leasehold interest, for approximately $1.4 million, exclusive of closing costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into our loan agreements, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of June 30, 2013, we had approximately $132.4 million outstanding on the CoBank Loan, which matures on August 11, 2018 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR Rate plus a margin ranging from 2.00% to 2.75% based upon the then-current LTV Ratio.

The Rabobank Forward Swap entered into on October 23, 2012 became effective on March 28, 2013. Under the Rabobank Forward Swap, we pay interest at a fixed rate of 0.9075% per annum and receive variable LIBOR-based interest payments from Rabobank on $80.0 million between March 28, 2013 and September 30, 2017. As of June 30, 2013, the weighted-average interest rate of the CoBank Loan, after consideration of the Rabobank Forward Swap, was 2.63%.

Approximately $80.0 million of our total debt outstanding as of June 30, 2013 is subject to an effectively fixed-interest rate when coupled with Rabobank Forward Swap. As of June 30, 2013, this balance incurred interest expense at an average rate of 2.9075%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of June 30, 2013, after consideration of the Rabobank Forward Swap, approximately $52.4 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 2.2% as of June 30, 2013. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.5 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the CoBank Loan and acquisition of timberland properties.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to the following additional risks, which hereby add to or replace the risk factors disclosed in the "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended March 31, 2013.

We are dependent upon affiliates of Wells REF, including Wells TIMO, to conduct our operations; thus, adverse changes in the financial health of Wells REF could hinder Wells TIMO's ability to provide services to us and consequently impair our operating results and negatively affect the return on your investment.

We are dependent upon Wells TIMO, which is owned and controlled by Wells REF, to provide certain services that are essential to us, including asset management services and asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations.

Wells REF is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. A large portion of Wells REF's income is derived under a consulting agreement with Columbia. Columbia is a mature program sponsored by Wells REF that reported $5.6 billion of assets as of June 30, 2013. Effective February 28, 2013, Columbia transitioned to self-management and no longer relies on Wells REF other than for consulting and investor relations services, which services are performed pursuant to agreements that expire on December 31, 2013. Wells REF does not expect to receive significant compensation from Columbia beyond December 31, 2013. Wells REF does not expect to replace that income from other sources. Although we expect Wells REF to have the financial resources to continue to provide asset management and advisory services to us pursuant to the terms of the Restated Advisory Agreement, there is no guarantee that Wells REF will be able to continue to provide the same level of service that we have enjoyed to date. A decline in the level of service provided by Wells REF could impair our operating results and could ultimately have an adverse effect on the value of your investment.

We may seek to become self-managed or restructure our advisory agreement with Wells TIMO or engage a new advisor. Any of these alternatives could result in a disruption in our business or a reduction in the quality of services provided to us.

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, we intend to explore our strategic alternatives, including listing our common stock on a national securities exchange, merging or otherwise selling our company or its portfolio as a whole, or liquidating our assets. If we do not attempt to sell our company or liquidate our assets in the short term, we will consider the possibility of becoming self-managed or restructuring the advisory agreement with Wells TIMO in order to reduce the costs associated with the management of our operations. We could also engage a new advisor.

The method by which we could become self-managed could take several forms. We could hire our own group of executives and other employees and acquire the infrastructure necessary for our business. The individuals and assets may or may not be affiliated with Wells TIMO and may be hired or acquired in separate negotiations or as a group. If we choose to hire the individuals who are most familiar with our business and to acquire some or all the infrastructure that our business currently utilizes, we may enter into a business combination transaction with an affiliate of Wells TIMO. All of these alternatives involve risks. If we become self-managed by hiring new employees and officers, or if we hire a new advisor, the transition to a new team could disrupt our business and adversely affect our operations and the value of your investment. Even if we acquire an affiliate of Wells TIMO or otherwise hire individuals who currently operate our business as employees of Wells TIMO, we are not likely to secure the services of all of the individuals who perform services on our behalf and our operations could suffer as a result. We cannot assure you that our stockholders would have an opportunity to vote on any internalization transaction.

Additionally, as we explore strategic alternatives that could involve the termination of the advisory services provided by Wells REF through Wells TIMO, Wells REF employees may question the long-term security of their positions and may themselves explore alternatives, which could result in their resignation from Wells REF. In the event that Wells REF is not able to retain such employees, Wells REF may no longer be able to provide the same level of service that we have enjoyed to date.

The Restated Advisory Agreement is terminable upon 60 days' notice. If we restructure this agreement to reduce the costs associated with the management of our operations, Wells TIMO's financial condition could be adversely affected or Wells TIMO may decrease the level of service it provides to us in an effort to streamline its business and accommodate a new fee structure. Either outcome could adversely affect our operations and the value of your investment in us. We cannot assure you that we will become self-managed or successfully restructure the Restated Advisory Agreement.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2013	4,788	$6.23	4,788	(1)
May 2013	4,820	$6.23	4,820	(1)
June 2013	298	$6.23	298	(1)

(1)Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010, March 16, 2012, and August 6, 2012. The Amended SRP limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the our debt agreements prohibit us from making redemptions, other than the Qualified Special Redemptions, during any period in which the LTV ratio exceeds 40%. Qualified Special Redemptions do not require a one-year holding period and are subject only to the overall limitation that during any calendar year. Aggregate redemptions may not exceed 100% of the net proceeds from our DRP and any additional amounts reserved for such purpose by our board of directors. Our board of directors may amend, suspend, or terminate the share redemption plan upon 30 days notice. Currently, our LTV Ratio does not exceed 40%; however, our board of directors has not yet declared any cash distributions and, therefore, there are no proceeds available under the DRP. However, our board of directors approved a monthly, noncumulative reserve of $150,000 funded with operating cash flows for Qualified Special Redemptions. Because we had not received any proceeds from the sales of shares through the DRP as of June 30, 2013, we are currently restricted from redeeming shares other than Qualified Special Redemptions. Effective January 2013, the redemption price for all redemptions, including the Qualified Special Redemptions, equals 95% of the published estimated per-share value of our common stock, plus or minus any valuation adjustment as provided in the Amended SRP. Based on the estimated per-share value calculated as of September 30, 2012 and published on December 14, 2012, the redemption price during the three months ended June 30, 2013 was $6.23. We are not obligated under FINRA rules to update the estimated per-share value of our common stock until 18 months from the date of the last valuation, although we may elect to do so sooner. As disclosed in connection with the initial publication of our estimated per-share value, the estimated value of our common stock will fluctuate over time in response to market conditions, capital markets activities, attributes specific to Mahrt Timberland, and other factors. Therefore, the estimated per-share value of our common stock as of September 30, 2012 does not represent current value. As of June 30, 2013, all qualified shares tendered for redemption had been redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2013, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

Submission of Matters to a Vote of Security Holders

On August 9, 2013, we held our annual meeting of stockholders for the purpose of:

(1)	electing the following individuals to our board of directors: Donald S. Moss, Willis J. Potts, Leo F. Wells, III, Douglas P. Williams, and Henry G. Zigtema;

(2)	considering and voting upon three proposals to amend certain provisions of our charter to:

A.	eliminate certain provisions of our charter that had previously been required by state securities administrators in connection with our continuous public offerings;

B.	add certain provisions that enable us to implement a phased-in liquidity program in the event we determine to list our shares; and

C.	make certain conforming, clarifying and ministerial changes.

(3)
considering and voting upon an adjournment of the annual meeting, if necessary, to solicit additional proxies in favor of the foregoing proposals if there are not sufficient votes for the proposals; and

(4)	transacting any other business that may properly come before the meeting or any adjournment or postponement thereof.

All of the director nominees were elected to serve as directors until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The number of votes cast for and votes withheld for each of the director nominees were as follows:

Name	Votes For	Votes Withheld
Donald S. Moss	16,692,306	1,430,143
Willis J. Potts	16,717,675	1,404,774
Leo F. Wells, III	16,574,752	1,547,698
Douglas P. Williams	16,728,280	1,394,169
Henry G. Zigtema	16,726,403	1,396,046

The proposals to amend our charter were approved. The number of votes cast for, the number of votes cast against, and votes abstaining were as follows:

Name	Votes For	Votes Against	Abstain
Proposal 2.A (Eliminate Certain Charter Provisions)	16,057,721	1,073,063	991,665
Proposal 2.B (Phased-In Liquidity)	16,451,710	869,727	801,012
Proposal 2.C (Ministerial Changes)	16,312,993	903,189	906,268

Amendment and Restatement of Charter

On August 9, 2013, at the annual meeting of our stockholders, our stockholders approved the Sixth Articles of Amendment and Restatement, which were then filed with the State Department of Assessments and Taxation of Maryland on August 9, 2013, and are effective immediately. The Sixth Articles of Amendment and Restatement eliminate certain provisions of our charter that had previously been required by state securities administrators in connection with our continuous public offerings; add certain provisions that enable us to implement a phased-in liquidity program in the event we determine to list our shares; and make certain conforming, clarifying and ministerial changes. The information set forth above with respect to the Sixth Articles of Amendment and Restatement does not purport to be complete in scope and is qualified in its entirety by the full text of the Sixth Articles of Amendment and Restatement, which is filed as Exhibit 3.1 hereto and is incorporated into this report by reference.

On August 9, 2013, our board of directors authorized and approved the Fourth Amended and Restated Bylaws, which amend and restate the Third Amended and Restated Bylaws, adopted by our board of directors on August 9, 2010, as amended to date. Under the Fourth Amended and Restated Bylaws, a majority of our outstanding voting stock will be required to call a special meeting of stockholders, as opposed to 10% or more of our outstanding voting stock. The Fourth Amended and Restated Bylaws also eliminate Article XIV of the Third Amended and Restated Bylaws, which provides that the maximum amount of leverage that we may have in relation to our net assets may not exceed 200% and that any amendment to this Article XIV requires a majority of all votes entitled to be cast on the matter. The Fourth Amended and Restated Bylaws are effective immediately upon effectiveness of the Sixth Articles of Amendment and Restatement.

The information set forth above with respect to the Fourth Amended and Restated Bylaws does not purport to be complete in scope and is qualified in its entirety by the full text of the Fourth Amended and Restated Bylaws, which is filed as Exhibit 3.2 hereto and are incorporated into this report by reference.

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

WELLS TIMBERLAND REIT, INC. (Registrant)

Date:	August 9, 2013	By:	/s/ BRIAN M. DAVIS
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO
SECOND QUARTER 2013 FORM 10-Q OF
WELLS TIMBERLAND REIT, INC.

Exhibit Number	Description

3.1*	Sixth Articles of Amendment and Restatement

3.2*	Fourth Amended and Restated Bylaws

4.1	Third Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 7, 2012)

10.1	Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2013)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*     Filed herewith

**	Furnished with this Form 10-Q.