Form 10-Q
period 2013-09-30
CatchMark Timber Trust, Inc.
filed 2013-10-30
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-53193
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6200 The Corners Parkway
Norcross, Georgia 30092
(Address of principal executive offices)
(Zip Code)
(770) 449-7800
(Registrant’s telephone number, including area code)
N/A
________________________________________________
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s only
class of common stock, as of October 25, 2013: 12,691,390 shares

FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of CatchMark Timber Trust, Inc. and subsidiaries (“CatchMark Timber Trust,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our quarterly reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein, in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our quarterly reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. CatchMark Timber Trust’s results of operations for the three months and nine months ended ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$11,179,843	$11,221,092
Restricted cash and cash equivalents	1,287,201	2,050,063
Accounts receivable	594,561	658,355
Prepaid expenses and other assets	1,942,485	1,098,268
Deferred financing costs, less accumulated amortization of $232,312 and $58,626 as of September 30, 2013 and December 31, 2012, respectively	1,181,737	1,311,770
Timber assets, at cost (Note 3):
Timber and timberlands, net	327,981,204	333,805,295
Intangible lease assets, less accumulated amortization of $926,571 and $841,686 as of September 30, 2013 and December 31, 2012, respectively	30,514	115,399
Total assets	$344,197,545	$350,260,242

Liabilities:
Accounts payable and accrued expenses	$3,489,380	$1,689,288
Due to affiliates (Note 9)	310,000	1,326,255
Other liabilities	4,350,728	4,801,387
Note payable and line of credit (Note 4)	132,356,123	132,356,123
Total liabilities	140,506,231	140,173,053

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 27,585 shares issued and outstanding as of September 30, 2013 and December 31, 2012	36,682,006	36,476,063
Series B preferred stock, $1,000 liquidation preference; 9,807 shares issued and outstanding as of September 30, 2013 and December 31, 2012	12,197,142	12,123,992
Class A common stock, $0.01 par value; 889,500,000 shares authorized; 3,172,454 and 3,180,063 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	31,725	31,801
Class B-1 common stock, $0.01 par value; 3,500,000 shares authorized; 3,172,454 and 3,180,063 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	31,725	31,801
Class B-2 common stock, $0.01 par value; 3,500,000 shares authorized; 3,172,453 and 3,180,063 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	31,725	31,801
Class B-3 common stock, $0.01 par value; 3,500,000 shares authorized; 3,172,453 and 3,180,062 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	31,724	31,800
Additional paid-in capital	300,816,466	301,538,949
Accumulated deficit and distributions	(146,569,699)	(139,491,344)
Accumulated other comprehensive income (loss)	438,500	(687,674)
Total stockholders’ equity	203,691,314	210,087,189
Total liabilities and stockholders’ equity	$344,197,545	$350,260,242
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Timber sales	$6,427,654	$7,840,893	$19,846,750	$22,125,589
Timberland sales	645,436	420,260	2,498,757	10,972,440
Other revenues	784,156	673,549	2,151,949	2,014,830
	7,857,246	8,934,702	24,497,456	35,112,859
Expenses:
Contract logging and hauling costs	3,153,943	3,941,977	10,198,051	11,788,361
Depletion	1,941,548	2,670,288	6,234,805	8,144,576
Cost of timberland sales	401,858	282,037	1,745,010	7,849,652
Advisor fees and expense reimbursements	930,000	—	3,311,608	2,393,745
Forestry management fees	567,444	557,396	1,713,306	1,700,475
General and administrative expenses	1,613,956	569,949	3,023,088	1,697,464
Land rent expense	242,301	469,141	810,253	1,482,438
Other operating expenses	585,445	670,061	1,854,919	1,936,419
	9,436,495	9,160,849	28,891,040	36,993,130
Operating loss	(1,579,249)	(226,147)	(4,393,584)	(1,880,271)
Other income (expense):
Interest income	669	310	2,668	619
Interest expense	(949,323)	(2,274,272)	(2,687,170)	(4,235,665)
Loss on interest rate swap	—	(19,706)	(474)	(122,871)
	(948,654)	(2,293,668)	(2,684,976)	(4,357,917)
Net loss	(2,527,903)	(2,519,815)	(7,078,560)	(6,238,188)
Dividends to preferred stockholder	(93,990)	(93,992)	(279,093)	(280,003)
Net loss available to common stockholders	$(2,621,893)	$(2,613,807)	$(7,357,653)	$(6,518,191)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.21)	$(0.21)	$(0.58)	$(0.51)
Weighted-average common shares outstanding —basic and diluted	12,696,755	12,739,390	12,705,791	12,744,956

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(2,527,903)	$(2,519,815)	$(7,078,560)	$(6,238,188)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(423,280)	—	1,126,174	—
Comprehensive loss	$(2,951,183)	$(2,519,815)	$(5,952,386)	$(6,238,188)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	3,180,063	$31,801	9,540,188	$95,402	37,392	$48,600,055	$301,538,949	$(139,491,344)	$(687,674)	$210,087,189
Issuance of common stock	300	3	900	9	—	—	36,654	—	—	36,666
Forfeiture of restricted stock award	(202)	(2)	(606)	(6)	—	—	(197)	205	—	—
Redemptions of common stock	(7,707)	(77)	(23,122)	(231)	—	—	(479,847)	—	—	(480,155)
Dividends on preferred stock	—	—	—	—	—	279,093	(279,093)	—	—	—
Net loss	—	—	—	—	—	—	—	(7,078,560)	—	(7,078,560)
Market value adjustment to interest rate swap	—	—	—	—	—	—	—	—	1,126,174	1,126,174
Balance, September 30, 2013	3,172,454	$31,725	9,517,360	$95,174	37,392	$48,879,148	$300,816,466	$(146,569,699)	$438,500	$203,691,314

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2011	3,146,527	$31,466	9,439,583	$94,396	37,748	$48,685,499	$271,617,462	$(130,620,551)	$—	$189,808,272
Issuance of common stock	41,445	414	124,331	1,243	—	—	4,133,145	(61)	—	4,134,741
Redemptions of common stock	(7,909)	(79)	(23,726)	(237)	—	—	(742,799)	—	—	(743,115)
Dividends on preferred stock	—	—	—	—	—	280,003	(280,003)	—	—	—
Redemptions of preferred stock	—	—	—	—	(356)	(459,436)	—	—	—	(459,436)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	—	—	—	—	(361,364)	—	—	(361,364)
Other offering costs	—	—	—	—	—	—	(48,752)	—	—	(48,752)
Write-off of due to affiliates	—	—	—	—	—	—	27,315,249	—	—	27,315,249
Net loss	—	—	—	—	—	—	—	(6,238,188)	—	(6,238,188)
Balance, September 30, 2012	3,180,063	$31,801	9,540,188	$95,402	37,392	$48,506,066	$301,632,938	$(136,858,800)	$—	$213,407,407

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(7,078,560)	$(6,238,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	6,234,805	8,144,576
Unrealized gain on interest rate swaps	(128,934)	(665,009)
Other amortization	136,142	220,232
Stock-based compensation expense	36,666	28,333
Noncash interest expense	182,848	1,674,257
Basis of timberland sold	1,569,543	7,187,733
Basis of casualty loss	—	25,541
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	63,794	(300,651)
Decrease (increase) in prepaid expenses and other assets	200,586	(417,195)
Increase in accounts payable and accrued expenses	1,735,091	565,375
Decrease in due to affiliates	(1,016,255)	(1,480,196)
Increase in other liabilities	481,949	1,748,345
Net cash provided by operating activities	2,417,675	10,493,153

Cash Flows from Investing Activities:
Investment in timber, timberland, and related assets	(2,155,132)	(22,962,057)
Funds released from escrow accounts	762,862	5,149,589
Net cash used in investing activities	(1,392,270)	(17,812,468)

Cash Flows from Financing Activities:
Proceeds from CoBank loan	—	133,000,000
Financing costs paid	(43,653)	(1,229,558)
Repayment of Mahrt loan	—	(122,025,672)
Issuance of common stock	—	4,062,647
Redemptions of common stock	(480,155)	(743,115)
Redemptions of preferred stock	—	(356,000)
Dividends paid on preferred stock redeemed	—	(103,436)
Commissions on stock sales and related dealer-manager fees paid	—	(447,744)
Other offering costs paid	(542,846)	(83,739)
Net cash (used in) provided by financing activities	(1,066,654)	12,073,383
Net (decrease) increase in cash and cash equivalents	(41,249)	4,754,068
Cash and cash equivalents, beginning of period	11,221,092	6,848,973
Cash and cash equivalents, end of period	$11,179,843	$11,603,041

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (unaudited)

1.	Organization

On September 18, 2013, Wells Timberland REIT, Inc. changed its name to CatchMark Timber Trust, Inc. ("CatchMark Timber Trust"). CatchMark Timber Trust primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the southeastern United States and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership formerly known as Wells Timberland Operating Partnership, L.P. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), is the sole limited partner of CatchMark Timber OP. In addition, on January 1, 2006, CatchMark Timber OP formed CatchMark Timber TRS, Inc. (“CatchMark TRS”), formerly known as Wells Timberland TRS, Inc., a wholly owned subsidiary organized as a Delaware corporation. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

CatchMark Timber Trust previously operated as an externally advised REIT pursuant to an advisory agreement, as amended and restated (the "Advisory Agreement"), under which Wells TIMO, a subsidiary of Wells Real Estate Funds, Inc. ("Wells REF"), performed certain key functions on behalf of CatchMark Timber Trust, including, among others, managing the day-to-day operations, investing capital proceeds and arranging financing. On September 18, 2013, CatchMark Timber Trust and CatchMark Timber OP entered into a Master Self-Management Transition Agreement (the “Master Agreement”), along with a series of other agreements and transactions, with Wells REF and Wells TIMO (together with their respective affiliates, “Wells”), pursuant to which CatchMark Timber Trust began its transition to a self-managed company. On October 24, 2013, the Master Agreement was amended (the "Master Agreement Amendment") to advance the date of the transition to October 25, 2013 (the "Self-Management Transition Date"), and CatchMark Timber Trust completed its transition to self-management on that date. Pursuant to the Master Agreement, as of the Self-Management Transition Date, CatchMark LP Holder, LLC (“CatchMark LP Holder”), a recently formed, wholly-owned subsidiary of CatchMark Timber Trust, purchased all of Wells TIMO’s common limited partnership units in CatchMark Timber OP for an aggregate purchase price of $1,312. Following the acquisition of the common limited partnership units, CatchMark LP Holder and CatchMark Timber Trust entered into an amended and restated limited partnership agreement of CatchMark Timber OP, pursuant to which CatchMark LP Holder became the sole limited partner of CatchMark Timber OP. Leo F. Wells, III resigned as Chairman of the Board and President of CatchMark Timber Trust, and Douglas P. Williams resigned as Executive Vice President, Secretary and Treasurer of CatchMark Timber Trust, each effective on the Self-Management Transition Date. CatchMark Timber Trust’s board of directors has elected Jerry Barag as Chief Executive Officer and President and John F. Rasor as Chief Operating Officer and Secretary. For additional details about the related agreements, please refer to Note 9.

As of September 30, 2013, CatchMark Timber Trust owned approximately 247,200 acres of timberland and held long-term leasehold interests in approximately 32,800 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. CatchMark Timber Trust generates recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. CatchMark Timber Trust also periodically generates income and cash flow from the sale of timberland properties that have a higher-value use beyond growing timber, such as properties that can be sold for development, conservation, recreational or other rural purposes at prices in excess of traditional timberland values. CatchMark Timber Trust expects to realize additional long-term returns from the potential appreciation in value of its timberlands as well as from the potential biological growth of its standing timber inventory in excess of its timber harvest.

From August 2006 to December 2011, CatchMark Timber Trust raised proceeds from two continuous non-listed public offerings of its common stock (the "Public Offerings"). From February 2010 to August 2011, CatchMark Timber Trust offered its common stock to non-U.S. persons (the "2010 German Offering"). CatchMark Timber Trust raised gross offering proceeds from the sale of common stock in the Public Offerings and the 2010 German Offering of approximately $307.2 million. After deductions for payments of selling commissions and dealer-manager fees of approximately $24.7 million, other organization and offering expenses of approximately $1.4 million, approximately $0.4 million in placement and structuring agent fees, and common stock redemptions of approximately $2.6 million under the share redemption plan, as amended (the "SRP”), CatchMark Timber Trust received aggregate net offering proceeds of approximately $278.1 million, which was used to partially fund the acquisition of timberlands, service acquisition-related debt, redeem shares of its preferred stock, and fund accrued dividends on redeemed shares of preferred stock. In connection with the execution of the Master Agreement, on September 18, 2013, CatchMark Timber Trust's distribution reinvestment plan ("DRP") was terminated, effective as of September 18, 2013, and CatchMark Timber Trust's share redemption plan will be terminated effective as of October 31, 2013. On September 23, 2013, CatchMark Timber Trust filed a Registration Statement on Form S-11 with the SEC for a public offering of up to $172.5 million of its Class A common stock. These shares may not be sold until the Registration Statement is effective.

On October 24, 2013, CatchMark Timber Trust effectuated a ten-to-one reverse stock split of its then outstanding common stock. Also on October 24, 2013, CatchMark Timber Trust redesignated all of its common stock as Class A common stock. On October 25, 2013, CatchMark Timber Trust paid a stock dividend pursuant to which each outstanding share of its Class A common stock on October 24, 2013, after effectiveness of the reverse stock split, received one share of Class B-1 common stock; plus one share of Class B-2 common stock; plus one share of Class B-3 common stock. These transactions are referred to as the Recapitalization. All common stock share and per share data included in these consolidated financial statements give retroactive effect to the Recapitalization. See Note 10 for more information on the Recapitalization.

CatchMark Timber Trust’s common stock is not listed on a national securities exchange. CatchMark Timber Trust’s charter requires that in the event its common stock is not listed on a national securities exchange by August 11, 2018, CatchMark Timber Trust must either (i) seek stockholder approval of an extension or amendment of this listing deadline or (ii) seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. In the event that CatchMark Timber Trust seeks stockholder approval for an extension or amendment to this listing date and does not obtain it, CatchMark Timber Trust will then be required to seek stockholder approval to liquidate. In this circumstance, if CatchMark Timber Trust seeks and does not obtain approval to liquidate, CatchMark Timber Trust will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of CatchMark Timber Trust have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year.

CatchMark Timber Trust owns a controlling financial interest in CatchMark Timber OP, CatchMark LP Holder and CatchMark TRS and, accordingly, includes the accounts of these entities in its consolidated financial statements. The financial statements of CatchMark Timber OP, CatchMark LP Holder and CatchMark TRS are prepared using accounting policies consistent with those used by CatchMark Timber Trust. All intercompany balances and transactions have been eliminated in consolidation.

For further information, refer to the audited financial statements and footnotes included in CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

Fair Value Measurements

CatchMark Timber Trust estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

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

Fair Value of Debt Instruments

CatchMark Timber Trust applied the provisions of the accounting standard for fair value measurements and disclosures in estimations of fair value of its debt instruments based on Level 2 assumptions. See Note 4 for additional information.

Interest Rate Swaps

CatchMark Timber Trust has entered into interest rate swap contracts to mitigate its exposure to changing interest rates on variable rate debt instruments. CatchMark Timber Trust does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of hedges, if any, are recognized in current earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swap in the consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.

CatchMark Timber Trust applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair values of interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, consideration of CatchMark Timber Trust's credit standing, credit risk of counterparties, and reasonable estimates about relevant future market conditions.

The following table presents information about CatchMark Timber Trust’s interest rate swaps measured at fair value as of September 30, 2013 and December 31, 2012:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap contract	Prepaid expenses and other assets (Other liabilities)	$438,500	$(687,674)
Derivatives not designated as hedging instruments:
Interest rate swap contract	Other liabilities	$—	$(128,934)

For additional information about CatchMark Timber Trust's interest rate swaps, see Note 5.

Stock Dividends

Stock dividends are assigned a value based on the then current fair value and recorded against accumulated deficit. The par value of a stock dividend declared and issued is recorded as common stock and the remaining value is recorded as additional paid-in capital. The par value of a stock dividend declared but not issued is recorded as other liabilities in the accompanying consolidated balance sheets and the remaining value is recorded as additional paid-in capital. Basic and diluted per-share information presented in the accompanying consolidated statements of operations is retroactively adjusted for all periods presented to reflect the impact of the additional shares of common stock issued and outstanding as a result of a stock dividend.

Income Taxes

CatchMark Timber Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 2009. To qualify to be taxed as a REIT, CatchMark Timber Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, CatchMark Timber Trust generally is not subject to federal income tax on taxable income it distributes to stockholders. CatchMark Timber Trust is subject to certain state and local taxes related to the operations of timberland properties in certain locations, which have been provided for in the accompanying consolidated financial statements. CatchMark Timber Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

As of January 1, 2009, the beginning of the taxable year in which CatchMark Timber Trust qualified for and elected to be taxed as a REIT (the "REIT Commencement Date"), CatchMark Timber Trust had net built-in gains on its timber assets of approximately $18.3 million. CatchMark Timber Trust has elected not to take such net built-in gains into income immediately prior to the REIT Commencement Date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT Commencement Date, if disposed of within the ten-year period beginning on the REIT Commencement Date. CatchMark Timber Trust will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT Commencement Date on the lesser of (a) the excess of the fair market value of the asset disposed of as of the REIT Commencement Date over its basis in the asset as of the REIT Commencement Date (the built-in gain with respect to that asset as of the REIT Commencement Date); (b) the amount of gain CatchMark Timber Trust would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its assets as of the REIT commencement date not already recognized during the ten-year period. As of December 31, 2012, CatchMark Timber Trust had net built-in gains of approximately $17.6 million.

At December 31, 2012, CatchMark Timber Trust had federal and state net operating loss carryforwards of approximately $104.0 million and $87.6 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027, and the state net operating loss carryforwards will begin to expire in 2022.

CatchMark Timber Trust has elected to treat CatchMark TRS as a taxable REIT subsidiary. CatchMark Timber Trust may perform certain non-customary services, including real estate or non-real-estate related services, through CatchMark TRS. Earnings from services performed through CatchMark TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for CatchMark Timber Trust to continue to qualify to be taxed as a REIT, CatchMark Timber Trust’s investment in CatchMark TRS may not exceed 25% of the value of the total assets of CatchMark Timber Trust.

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

No provision for federal income taxes has been made in the accompanying consolidated financial statements, other than the provision relating to CatchMark TRS, as CatchMark Timber Trust did not generate taxable income for the periods presented.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for CatchMark Timber Trust for the period beginning January 1, 2013. The adoption of ASU 2013-02 has not had a material impact on CatchMark Timber Trust's financial statements or disclosures.

In June 2013, FASB issued Accounting Standards Update 2013-08, Financial Services - Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 clarifies the characteristics of an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an entity is required to disclose (a) the fact that it is an investment company applying the guidance in the Financial Services - Investment Companies Topic, (b) information about any changes in the entity's status as an investment company, and (c) information about financial support provided to its investees. ASU 2013-08 will be effective for CatchMark Timber Trust for the period beginning on January 1, 2014. CatchMark Timber Trust expects that the adoption of ASU 2013-08 will not have a material impact on its financial statements or disclosures.

In July 2013, FASB issued Accounting Standards Update 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under the Derivatives and Hedging Topic, in addition to the U.S. Treasury rate and LIBOR. In addition, the restriction on using different benchmark rates for similar hedges is removed. ASU 2013-10 became effective prospectively for CatchMark Timber Trust for qualifying new hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 has not had a material impact on CatchMark Timber Trust's financial statements or disclosures.

In July 2013, FASB issued Accounting Standards Update 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or not intended to be used to settle any additional income taxes that would result in the dis-allowance of a tax position in which case the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 will be effective prospectively for CatchMark Timber Trust for the period beginning on January 1, 2014. CatchMark Timber Trust expects that the adoption of ASU 2013-11 will not have a material impact on its financial statements or disclosures.

3.	Timber Assets

During the three months ended September 30, 2013 and 2012, CatchMark Timber Trust sold approximately 300 acres and 200 acres of timberland, respectively, for approximately $0.6 million and $0.4 million, respectively. CatchMark Timber Trust’s cost basis in the timberland sold was approximately $0.4 million and $0.2 million, respectively.

During the nine months ended September 30, 2013 and 2012, CatchMark Timber Trust sold approximately 1,200 acres and 6,000 acres of timberland, respectively, for approximately $2.5 million and $11.0 million, respectively. CatchMark Timber Trust’s cost basis in the timberland sold was approximately $1.6 million and $7.2 million, respectively.

As of September 30, 2013 and December 31, 2012, timber and timberlands consisted of the following, respectively:

	As of September 30, 2013
	Gross	Accumulated Depletion or Amortization	Net
Timber	$149,841,457	$6,234,805	$143,606,652
Timberlands	184,113,814	—	184,113,814
Mainline roads	483,536	222,798	260,738
Timber and timberlands	$334,438,807	$6,457,603	$327,981,204

	As of December 31, 2012
	Gross	Accumulated Depletion or Amortization	Net
Timber	$161,878,914	$11,677,229	$150,201,685
Timberlands	183,349,545	—	183,349,545
Mainline roads	428,688	174,623	254,065
Timber and timberlands	$345,657,147	$11,851,852	$333,805,295

Timberland Acquisition

On July 30, 2013, CatchMark Timber Trust acquired a fee simple interest in approximately 1,800 acres of timberland located in Taylor County, Georgia, in which it previously held a leasehold interest, for approximately $1.4 million, exclusive of closing costs.

4.	Note Payable and Line of Credit

CatchMark Timber Trust entered into a first mortgage loan agreement (the "CoBank Loan") on September 28, 2012 with a syndicate of banks with CoBank, ACB ("CoBank") serving as administrative agent. Under the CoBank Loan, CatchMark Timber Trust initially could borrow up to $148.0 million in principal, including $133.0 million through a term loan facility ("CoBank Term Loan") and up to $15.0 million through a revolving credit facility (the "CoBank Revolver"). On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full. The CoBank Loan is secured by a first mortgage in the CatchMark Timber Trust's timberlands, a first priority security interest in all bank accounts held by CatchMark Timber Trust and a first priority security interest on all other assets of CatchMark Timber Trust. As of September 30, 2013, the outstanding balance of the CoBank Loan was $132.4 million, all of which was outstanding under the CoBank Term Loan.

The CoBank Loan contains certain financial covenants. CatchMark Timber Trust believes it was in compliance with the financial covenants of the CoBank Loan as of September 30, 2013.

During the three months ended September 30, 2013 and 2012, CatchMark Timber Trust made interest payments on its borrowings of approximately $0.8 million and $0.8 million, respectively. During the nine months ended September 30, 2013 and 2012, interest payments on its borrowings totaled approximately $2.3 million and $2.5 million, respectively.

As of September 30, 2013, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap (see Note 5), was 2.62%. As of September 30, 2013 and December 31, 2012, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swaps
CatchMark Timber Trust entered into interest rate swap contracts in order to mitigate its interest rate risk on related financial instruments. CatchMark Timber Trust does not enter into derivative or interest rate contracts for speculative purposes; however, CatchMark Timber Trust’s derivatives may not qualify for hedge accounting treatment.

Interest Rate Swap Designated as Hedging Instrument

As required by the terms of the CoBank Loan, on October 23, 2012, CatchMark Timber Trust entered into an interest rate swap agreement with Rabobank Group ("Rabobank") to hedge its exposure to changing interest rates on $80.0 million of the CoBank Loan that is subject to a variable interest rate (the “Rabobank Forward Swap”). The Rabobank Forward Swap had an effective date of March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Forward Swap, CatchMark Timber Trust pays interest at a fixed rate of 0.9075% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The Rabobank Forward Swap qualifies for hedge accounting treatment.

During the three months and nine months ended September 30, 2013, CatchMark Timber Trust recognized a change in fair value of the Rabobank Forward Swap of approximately $(0.4) million and $1.1 million, respectively, as other comprehensive income (loss). There was no hedge ineffectiveness on the Rabobank Forward Swap required to be recognized in current earnings. Net payments of approximately $0.1 million and $0.3 million made under the Rabobank Forward Swap by CatchMark Timber Trust during the three months and nine months ended September 30, 2013, respectively, were recorded as interest expense.

Interest Rate Swap Not Designated as Hedging Instrument

On March 24, 2010, as required by the terms of its loan agreement, CatchMark Timber Trust entered into an interest rate swap agreement with Rabobank to hedge its exposure to changing interest rates on a portion of its $211.0 million senior loan (the “Rabobank Interest Rate Swap”). The Rabobank Interest Rate Swap was effective from September 30, 2010 to March 28, 2013. During the term of the Rabobank Interest Rate Swap, CatchMark Timber Trust paid interest at a fixed rate of 2.085% per annum and received variable LIBOR-based interest payments from Rabobank on the following notional amounts during the periods presented:

Table of Contents

Start Date	End Date	Notional Amount
December 30, 2011	March 30, 2012	$62,500,000
March 30, 2012	June 29, 2012	$57,500,000
December 31, 2012	March 28, 2013	$28,500,000
The detail of loss on the Rabobank Interest Rate Swap, which was recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Noncash gain on Rabobank Interest Rate Swap	$—	$213,293	$128,934	$665,009
Net payments on Rabobank Interest Rate Swap	—	(232,999)	(129,408)	(787,880)
Loss on Rabobank Interest Rate Swap	$—	$(19,706)	$(474)	$(122,871)

6.    Commitments and Contingencies

MeadWestvaco Timber Agreements

In connection with the acquisition of its timberlands, CatchMark Timber Trust entered into a fiber supply agreement and a master stumpage agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The fiber supply agreement provides that MeadWestvaco will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The master stumpage agreement provides that CatchMark Timber Trust will sell specified amounts of timber and make available certain portions of its timberlands to CatchMark TRS for harvesting. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark Timber Trust with a reliable customer for the wood products from its timberlands.

FRC Timberland Operating Agreement

CatchMark Timber Trust is party to a timberland operating agreement with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland operating agreement, FRC manages and operates CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to MeadWestvaco in compliance with the Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on net revenues generated by the timberlands. The incentive fee is payable annually in arrears. The timberland operating agreement, as amended, is effective through December 31, 2013, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Litigation

From time to time, CatchMark Timber Trust may be a party to legal proceedings, claims, and administrative proceedings that arise in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. CatchMark Timber Trust records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, CatchMark Timber Trust accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, CatchMark Timber Trust accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, CatchMark Timber Trust discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, CatchMark Timber Trust discloses the nature and estimate of the possible loss of the litigation. CatchMark Timber Trust does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote.

CatchMark Timber Trust is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of CatchMark Timber Trust, nor is CatchMark Timber Trust aware of any such legal proceedings contemplated by governmental authorities.

7.    Share Redemption Plan

CatchMark Timber Trust's SRP allows stockholders who hold their shares for more than one year to sell their shares back to CatchMark Timber Trust, subject to certain limitations and penalties. The SRP is funded through a combination of proceeds received from the sale of shares through the DRP plus any additional amounts reserved for redemptions by CatchMark Timber Trust’s board of directors. As of September 30, 2013, CatchMark Timber Trust had not received any proceeds from the sale of shares through its DRP, but CatchMark Timber Trust's board of directors has approved a monthly, non-cumulative reserve of $150,000 for redemptions in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility (“Qualified Special Redemptions”). As of September 30, 2013, CatchMark Timber Trust had not redeemed any shares under the SRP other than Qualified Special Redemptions. Qualified Special Redemptions do not require a one-year holding period.

Effective January 1, 2013, the price paid for shares redeemed under the SRP equaled $15.58 per share, which represented 95% of the estimated per-share value of CatchMark Timber Trust's common stock as of September 30, 2012. While CatchMark Timber Trust is required by Financial Industry Regulatory Authority ("FINRA") rules to update this estimate 18 months from the date of last valuation, it may elect to do so sooner. As disclosed in connection with CatchMark Timber Trust's initial publication of its estimated per-share value, the estimated value of its common stock will fluctuate over time in response to market conditions, capital markets activities, attributes specific to its timberlands and other factors. Therefore, the estimated per-share value of CatchMark Timber Trust's common stock as of September 30, 2012 does not represent current value.

During the three months and nine months ended September 30, 2013, approximately 12,736 and 30,829 shares of common stock, respectively, were redeemed for approximately $198,355 and $480,155, respectively. The board of directors may amend, suspend, or terminate the SRP upon 30 days' written notice and without stockholder approval. In connection with the execution of the Master Agreement (see Note 1 and Note 9), on September 18, 2013, CatchMark Timber Trust's board of directors approved the termination of the SRP effective as of October 31, 2013.

8.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012
Write-off of due to affiliates	$—	$27,315,249
Dividends accrued on preferred stock	$279,093	$280,003
Discounts applied to issuance of common stock	$—	$43,761
Cancellation of stock dividends	$—	$(329)
Forfeiture of restricted stock award	$205	$—
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$1,126,174	$—
Issuance of stock-based compensation	$19,680	$55,000
Other liabilities assumed upon acquisition of timberland	$125,163	$1,156,317
Deferred financing costs payable	$—	$99,936

9.	Related-Party Transactions and Agreements

Advisory Agreement

CatchMark Timber Trust and CatchMark Timber OP were party to the Advisory Agreement with Wells TIMO, pursuant to which Wells TIMO acted as CatchMark Timber Trust's external advisor and performed certain key functions on behalf of CatchMark Timber Trust, including, among others, management of day-to-day operations and investment of capital proceeds. As discussed in detail below, in connection with CatchMark Timber Trust's transition to self-management, the Advisory Agreement terminated on the Self-Management Transition Date.

During the periods presented, the amount of advisor fees and expense reimbursements Wells TIMO was entitled to as CatchMark Timber Trust's external advisor was determined pursuant to various amendments and restatements of the advisory agreement, as described below:

•
Effective July 1, 2013 through the Self-Management Transition Date, pursuant to an amended and restated advisory agreement (the “Restated Advisory Agreement”), the monthly advisor fee payable by CatchMark Timber Trust to Wells TIMO is equal to one-twelfth of 1% of the aggregate value of CatchMark Timber Trust's interest in properties and joint ventures as established in connection with the most recent estimated valuation conducted pursuant to applicable FINRA rules (“Assets Under Management”). Upon the sale of any properties for an amount greater than $5.0 million in aggregate since the most recent valuation, Assets Under Management shall be reduced by the cost basis of the properties sold. Upon the acquisition of any properties for an amount greater than $5.0 million in aggregate since the most recent valuation, Assets Under Management shall be increased by the value of the properties acquired as determined by a forestry appraisal firm. However, aggregate advisor fees payable for fiscal year 2013 shall not exceed 1.0% of Assets Under Management as of September 30, 2012.

The advisor fee was payable monthly in arrears by CatchMark Timber Trust in cash. If payment of the advisor fee for any calendar month would have caused an event of default under CatchMark Timber Trust's loan agreement, the advisor fee would have been accrued but not paid to Wells TIMO for such calendar month.

In addition, the Restated Advisory Agreement eliminated the reimbursement by CatchMark Timber Trust of administrative service expenses that Wells TIMO incurs in fulfilling its duties as advisor, including personnel costs and CatchMark Timber Trust's allocable share of other overhead of Wells TIMO.

•
Between April 1, 2012 and June 30, 2013, a second amendment to the advisory agreement (“Advisory Agreement Amendment No. 2”), provided that as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO was limited to the lesser of (i) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (ii) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by CatchMark Timber Trust’s interest expense for the four quarters then ended. Free cash flow was defined as EBITDA (as defined in CatchMark Timber Trust's loan agreements), less all capital expenditures paid by CatchMark Timber Trust on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of CatchMark Timber Trust's outstanding preferred stock).

•
During the first quarter of 2012, an amendment to the advisory agreement (“Advisory Agreement Amendment No. 1”) limited the amount of fees and expense reimbursements as of and for each quarter to the least of: (1) an asset management fee equal to one fourth of 1.0% of asset under management plus reimbursements for all costs and expenses Wells TIMO incurred in fulfilling its duties as the asset manager, (2) one quarter of 1.5% of assets under management, or (3) free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Free cash flow was defined as EBITDA (as defined in CatchMark Timber Trust's loan agreements), less all capital expenditures paid by CatchMark Timber Trust on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of CatchMark Timber Trust's outstanding preferred stock), less any cash proceeds from timberland sales equal to the cost basis of the properties sold.

Under the Advisory Agreement, Wells TIMO was also entitled to receive the following:

•
Reimbursement of organization and offering costs paid by Wells TIMO and its affiliates on behalf of CatchMark Timber Trust, not to exceed 1.2% of gross offering proceeds. CatchMark Timber Trust incurred and charged to additional paid-in capital cumulative organization and offering costs of approximately $3.6 million, representing approximately 1.2% of cumulative gross proceeds raised by CatchMark Timber Trust under the Public Offerings. As of December 31, 2011, approximately $2.2 million of organization and offering costs incurred by CatchMark Timber Trust and due to Wells TIMO had been deferred by the terms of CatchMark Timber Trust's loan agreements. On January 27, 2012, Wells TIMO forgave the deferred organization and offering expenses. After adjusting for this write-off, organization and offering costs represents approximately 0.5% of cumulative gross proceeds raised under the Public Offerings.

•
For any property sold by CatchMark Timber Trust, if Wells TIMO provided a substantial amount of services in connection with the sale (as determined by CatchMark Timber Trust’s independent directors), a fee equal to (i) for each property sold at a contract price up to $20.0 million, up to 2.0% of the sales price, and (ii) for each property sold at a contract price in excess of $20.0 million, up to 1.0% of the sales price. The precise amount of the fee within the preceding limits will be determined by CatchMark Timber Trust’s board of directors, including a majority of the independent directors, based on the level of services provided and market norms. The real estate disposition fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property.

No payments were permitted under the Advisory Agreement if they would have caused a default under CatchMark Timber Trust's loan agreements.

On January 20, 2012, CatchMark Timber Trust entered into an agreement with Wells TIMO to forgive approximately $25.1 million of accrued but unpaid asset management fees and expense reimbursements that were previously deferred due to restrictions under CatchMark Timber Trust's loan agreements. Due to the related-party nature of these transactions, this amount, along with the organizational and offering costs forgiven by Wells TIMO on January 27, 2012, were recorded as additional paid-in capital during 2012.

Master Self-Management Transition Agreement

On September 18, 2013, CatchMark Timber Trust, CatchMark Timber OP, Wells REF and Wells TIMO entered into the Master Agreement, which sets forth the framework for CatchMark Timber Trust’s separation from Wells and its transition to self-management. On October 24, 2013, the parties entered into the Master Agreement Amendment to advance the Self-Management Transition Date to October 25, 2013.

Pursuant to the Master Agreement, Wells has agreed to facilitate and support CatchMark Timber Trust’s efforts to hire up to eight employees of Wells identified by CatchMark Timber Trust who, as of the date of the Master Agreement, performed substantial services for CatchMark Timber Trust pursuant to the Advisory Agreement (collectively, the “Targeted Personnel”). CatchMark Timber Trust hired the Targeted Personnel selected by CatchMark Timber Trust on the Self-Management Transition Date with such compensation and benefits as determined by CatchMark Timber Trust.

Pursuant to the Master Agreement, upon the termination of the Advisory Agreement, the special limited partnership units held by Wells TIMO in CatchMark Timber OP were automatically redeemed by CatchMark Timber OP, and Wells TIMO was not entitled to any consideration in connection with such redemption. For further information on the special limited partnership units, refer to the consolidated financial statements and accompanying notes included in CatchMark Timber Trust's Annual Report on Form 10-K for the year ended December 31, 2012.

Pursuant to the Master Agreement, upon termination of the Advisory Agreement on the Self-Management Transition Date, CatchMark LP Holder, a wholly-owned subsidiary of CatchMark Timber Trust, purchased all of Wells TIMO’s common limited partnership units in CatchMark Timber OP for an aggregate purchase price of $1,312.

Preferred Stock Redemption Agreement

Pursuant to the Master Agreement, on September 18, 2013, CatchMark Timber Trust, Wells REF, Leo F. Wells, III, the President and Chairman of the Board of CatchMark Timber Trust, and Douglas P. Williams, Executive Vice President, Secretary, Treasurer and director of CatchMark Timber Trust, entered into a Preferred Stock Redemption Agreement, and on September 20, 2013, the Company, Wells REF and Messrs. Wells and Williams entered into an Amendment to the Preferred Stock Redemption Agreement (as amended, the “Preferred Stock Redemption Agreement”). Pursuant to the Preferred Stock Redemption Agreement, upon the closing of CatchMark Timber Trust’s underwritten public offering of common stock pursuant to the Registration Statement on Form S-11 (the “Registration Statement”) initially filed by CatchMark Timber Trust with the SEC on September 23, 2013 (the “Redemption Date”), CatchMark Timber Trust will purchase the issued and outstanding shares of its Series A Preferred Stock, $0.01 par value per share, and Series B Preferred Stock, $0.01 par value per share, held by Wells REF (collectively, the “Preferred Shares”) for $1,000 per share plus accrued but unpaid distributions through the date immediately preceding the Redemption Date (the “Redemption Price”). Notwithstanding the foregoing, the Preferred Stock Redemption Agreement will terminate if the Preferred Shares are not redeemed by CatchMark Timber Trust on or before December 31, 2014. As previously reported, effective as of May 9, 2011, Wells REF waived the requirement that dividends on the Preferred Shares accrue daily at an annual rate of 8.5% of the issue price and agreed that dividends on the Preferred Shares will instead accrue daily at an annual rate of 1.0% of the issue price (the “Dividend Waivers”). The Preferred Stock Redemption Agreement provides that the Dividend Waivers will continue to be in effect through the earlier of the Redemption Date or June 30, 2014, subject to extension by CatchMark Timber Trust until December 31, 2014 in certain circumstances described in the Preferred Stock Redemption Agreement, and thereafter until otherwise revoked by Wells REF.

Pursuant to the Preferred Stock Redemption Agreement, effective as of the date that CatchMark Timber Trust hired the Targeted Personnel (the “Employment Date”), Mr. Wells agreed to resign as President and Chairman of the Board of CatchMark Timber Trust and Mr. Williams agreed to resign as Executive Vice President, Secretary and Treasurer of CatchMark Timber Trust. In addition, if a Redemption Price has been agreed upon, each of Messrs. Wells and

Williams has agreed to resign as a director of CatchMark Timber Trust, effective immediately prior to the time that the SEC declares the Registration Statement effective; provided, however, that the board of directors will not fill the vacancies on the board created by the resignations of Messrs. Wells and Williams until the Redemption Date and will reelect Messrs. Wells and Williams as directors if the Redemption Date does not occur within ten days of such resignations.

Transition Services Agreement

Pursuant to the Master Agreement, upon termination of the Advisory Agreement on the Self-Management Transition Date, CatchMark Timber Trust, CatchMark Timber OP and Wells REF entered into a Transition Services Agreement (the “TSA”) pursuant to which Wells REF and its affiliates will provide certain consulting, support and transitional services as set forth in the TSA to CatchMark Timber Trust at the direction of CatchMark Timber Trust in order to facilitate its successful transition to self-management. See Note 10 for more information on the TSA.

Sublease Agreement

Pursuant to the Master Agreement, upon termination of the Advisory Agreement on the Self-Management Transition Date, Wells REF and CatchMark Timber OP entered into a sublease (the “Sublease”) pursuant to which CatchMark Timber OP will sublet from Wells REF a portion of the office space located in Norcross, Georgia currently used and occupied by Wells REF. See Note 10 for more information on the sublease agreement.

Indemnification Agreements

On September 18, 2013, CatchMark Timber Trust entered into indemnification agreements, effective as of September 18, 2013, with each of CatchMark Timber Trust’s current directors and executive officers and Jerry Barag and John F. Rasor (collectively, the “Indemnitees”). Pursuant to the indemnification agreements, CatchMark Timber Trust will indemnify each Indemnitee to the maximum extent permitted by Maryland law against any judgments, damages, liabilities, losses or expenses incurred by such Indemnitee by reason of such Indemnitee's status as a present or former director, officer, employee or agent of CatchMark Timber Trust.

Structuring Agent Agreement

CatchMark Timber Trust is party to a structuring agent agreement (the “Structuring Agent Agreement”) whereby Wells Germany GmbH, a limited partnership organized under the laws of Germany ("Wells Germany"), served as the structuring agent in connection with the 2010 German Offering. CatchMark Timber Trust paid a structuring agent fee to Wells Germany of $0.20 per share sold under the 2010 German Offering. The Structuring Agent Agreement expired upon the conclusion of the 2010 German Offering, provided, however, that with respect to the ongoing services contemplated by the parties, the Structuring Agent Agreement will terminate upon the earlier of (i) a liquidity event or (ii) December 31, 2018.

Related-Party Costs

Pursuant to the terms of the agreements described above, CatchMark Timber Trust incurred the following related-party costs for the three months and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Advisor fees and expense reimbursements	$930,000	$—	$3,311,608	$2,393,745
Disposition fees	12,909	8,405	39,096	219,449
Commissions(1)(2)	—	—	—	246,546
Dealer-manager fees(1)	—	—	—	71,057
Other offering costs(1)	—	—	—	48,752
Total	$942,909	$8,405	$3,350,704	$2,979,549

(1)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers.

Due to Affiliates

As of September 30, 2013 and December 31, 2012, CatchMark Timber Trust had a due to affiliates balance of approximately $0.3 million and $1.3 million, respectively, both of which consisted entirely of advisor fees and expense reimbursements due to Wells TIMO.

Conflicts of Interest

As of September 30, 2013, Wells TIMO had eight employees. Wells TIMO has contracted with Wells Capital to perform many of its obligations under the Advisory Agreement. Wells TIMO has relied upon employees of Wells Capital to perform many of its obligations. Wells Capital, the parent company and manager of Wells TIMO, also is a general partner or advisor of the various affiliated public real estate investment programs (“Wells Real Estate Funds”). As such, in connection with serving as a general partner or advisor for Wells Real Estate Funds and managing Wells TIMO’s activities under the Advisory Agreement, Wells Capital may have encountered conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities for CatchMark Timber Trust and Wells Real Estate Funds.

As of September 30, 2013, one member of CatchMark Timber Trust's board of directors served on the board of Wells Core Office Income REIT, Inc., a REIT sponsored by Wells REF. Accordingly, he may encounter certain conflicts of interest regarding investment and operational decisions.

10.	Subsequent Events

Reverse Stock Split and Stock Dividend

In preparation for a potential listing of shares of CatchMark Timber Trust’s common stock on a national securities exchange, on October 24, 2013, CatchMark Timber Trust board of directors approved a ten-to-one reverse stock split of CatchMark Timber Trust’s outstanding common stock (the “Reverse Stock Split”), which was effected on October 24, 2013, and declared a stock dividend which was paid on October 25, 2013 (the “Stock Dividend” and, together with the Reverse Stock Split, the “Recapitalization”) pursuant to which each share of common stock outstanding as of October 24, 2013, following the Reverse Stock Split, received:

•	one share of Class B-1 common stock; plus

•	one share of Class B-2 common stock; plus

•	one share of Class B-3 common stock.

Immediately following the reverse stock split, CatchMark Timber Trust redesignated all of its common stock as Class A Common Stock. The Class B common stock is identical to the Class A common stock except that (1) CatchMark Timber Trust does not intend to list the Class B common stock on a national securities exchange and (2) shares of the Class B common stock will convert automatically into shares of the Class A common stock, pursuant to provisions of the charter, on the following schedule: (i) six months following the listing, in the case of the Class B-1 common stock; (ii) the earlier of 12 months following the listing and such earlier date as determined by the board of directors, but not earlier than nine months following the listing, in the case of the Class B-2 common stock; and (iii) the earlier of 18 months following the listing and such earlier date as determined by the board of directors, but not earlier than 12 months following the listing, in the case of the Class B-3 common stock.

On the 18-month anniversary of the listing, all shares of the Class B common stock will have converted into the Class A common stock. If CatchMark Timber Trust has not listed the Class A common stock by December 31, 2015, all of the outstanding shares of Class B common stock will automatically convert to Class A common stock.

Amendments to the Charter

On October 24, 2013, CatchMark Timber Trust filed Articles of Amendment to the charter in order to effect the Reverse Stock Split (the “Reverse Split Articles”). The Reverse Split Articles redesignate the currently outstanding shares of common stock as shares of Class A common stock and combined every ten shares of the issued and outstanding Class A common stock, $0.01 par value per share, into one share of Class A common stock, $0.10 par value per share. On October 24, 2013, following the effectiveness of the Reverse Split Articles, CatchMark Timber Trust also filed Articles of Amendment changing the par value of the issued and outstanding shares of Class A common stock back to $0.01 per share (the “Par Value Articles”). Following effectiveness of the Par Value Articles, CatchMark Timber Trust filed Articles Supplementary to the charter designating the terms of the Class B common stock, as described above.

Amendment to the Master Agreement

On October 24, 2013, CatchMark Timber Trust, CatchMark Timber OP, Wells TIMO and Wells REF entered into the Master Agreement Amendment pursuant to which the parties agreed to terminate the Restated Advisory Agreement effective on October 25, 2013.

Termination of Advisory Agreement

Pursuant to the Master Agreement, as amended by the Master Agreement Amendment, the Restated Advisory Agreement terminated on October 25, 2013.

Transition Services Agreement

Pursuant to the Master Agreement, CatchMark Timber Trust, CatchMark Timber OP and Wells REF entered into the TSA on October 25, 2013, pursuant to which Wells REF and its affiliates will provide certain consulting, support and transitional services (as set forth in the TSA) to CatchMark Timber Trust at its direction in order to facilitate CatchMark Timber Trust’s successful transition to self management.

In exchange for the services provided by Wells REF under the TSA, CatchMark Timber Trust or CatchMark Timber OP will pay Wells REF a monthly consulting fee of $22,875 (the “Consulting Fee”). In addition to the Consulting Fee, CatchMark Timber Trust or CatchMark Timber OP will pay directly or reimburse Wells REF for any third-party expenses paid or incurred by Wells REF and its affiliates on CatchMark Timber Trust’s behalf or CatchMark Timber OP behalf in connection with the services provided pursuant to the TSA; provided, however, that (1) Wells REF will obtain written approval from CatchMark Timber Trust or CatchMark Timber OP prior to incurring any third-party expenses for the account of, or reimbursable by, CatchMark Timber Trust or CatchMark Timber OP and (2) CatchMark

Timber Trust will not be required to reimburse Wells REF for any administrative service expenses, including Wells REF’s overhead, personnel costs and costs of goods used in the performance of services under the TSA.

The TSA will remain in effect until June 30, 2014 unless otherwise terminated in accordance with the terms of the TSA. The TSA may be terminated (1) immediately by CatchMark Timber Trust or Wells REF for Cause (as defined in the TSA) or (2) by CatchMark Timber Trust or Wells REF upon 60 days’ written notice for any reason. Following the termination of the TSA, Wells REF will not be entitled to continue to receive the Consulting Fee; provided, however, that (1) Wells REF will be entitled to receive from CatchMark Timber Trust within 30 days after the termination date all unpaid reimbursements of expenses and all earned but unpaid Consulting Fees payable to Wells REF prior to the termination date, and (2) if CatchMark Timber Trust terminates the TSA without Cause prior to June 30, 2014, Wells REF will be entitled to receive the Consulting Fee through June 30, 2014.

Amendment No. 2 to the Preferred Stock Redemption Agreement

Pursuant to the Master Agreement, on October 25, 2013, CatchMark Timber Trust, Wells REF, Leo F. Wells, III and Douglas P. Williams entered into Amendment No. 2 to the Preferred Stock Redemption Agreement, (the “Stock Redemption Agreement Amendment No. 2”), pursuant to which CatchMark Timber Trust agreed to purchase the issued and outstanding shares of the Series A Preferred Stock, $0.01 par value per share, and Series B Preferred Stock, $0.01 par value per share, held by Wells REF for $1,000 per share plus accrued but unpaid distributions through the date immediately preceding the redemption date.

Sublease Agreement

Pursuant to the Master Agreement, Wells REF and CatchMark Timber OP entered into the Sublease on October 25, 2013, pursuant to which CatchMark Timber OP will sublet from Wells REF a portion of the office space located in Norcross, Georgia currently used and occupied by Wells REF. The term of the Sublease commenced on October 25, 2013, and will terminate on March 31, 2014; provided that CatchMark Timber OP may terminate the Sublease upon ten business days’ written notice to Wells REF. CatchMark Timber OP will pay Wells REF a monthly rent of $5,961 pursuant to the Sublease, provided that no rent will be payable by our operating partnership for October, November and December 2013.

Agreement of Limited Partnership

Redemption of Special Partnership Units. Pursuant to the Master Agreement and upon the termination of the Advisory Agreement, the special limited partnership units held by Wells TIMO were redeemed by CatchMark Timber OP on October 25, 2013. Wells TIMO did not receive any consideration in connection with the redemption of its special limited partnership units.

Purchase of Common Partnership Units. Pursuant to the Master Agreement, on October 25, 2013, CatchMark LP Holder, CatchMark Timber Trust’s wholly owned subsidiary, purchased all of Wells TIMO’s common limited partnership units for an aggregate purchase price of $1,312.

Amended and Restated Agreement of Limited Partnership. On October 25, 2013, CatchMark Timber Trust entered into an amended and restated agreement of limited partnership of CatchMark Timber OP (the “Amended Partnership Agreement”) with CatchMark LP Holder. Under the Amended Partnership Agreement, CatchMark LP Holder replaces Wells TIMO as the sole limited partner of CatchMark Timber OP and removes the provisions relating to our former advisor and the issuance and redemption of the special limited partnership units. In all other respects, the Amended Partnership Agreement contains the same terms and conditions as the third amended and restated agreement of limited partnership dated August 5, 2009.

Executive Compensation Arrangements

Employment Agreements. On October 30, 2013, CatchMark Timber Trust entered into an employment agreement with each of Messrs. Barag, Rasor and Davis, the terms of which commenced on October 25, 2013 and will terminate on December 31, 2017 for each of the executives. Each of the agreements provides for an automatic one-year renewal period, unless either party provides notice to the other of its intent not to renew the agreement. The employment agreements provide for a base salary of $325,000, $305,000, and $305,000, for each of Messrs. Barag, Rasor and Davis, respectively. Pursuant to the employment agreements, CatchMark Timber Trust will provide or pay for health benefits for each of the executives, and the executives are entitled to participate in all incentive, savings and retirement plans and programs available to senior executives of CatchMark Timber Trust.

The employment agreements provide for certain severance benefits if the executive’s employment is terminated by CatchMark Timber Trust without cause or if the executive resigns for good reason, as follows:

• severance equal to two times his then-current base salary, payable in installments over a 24-month period, or, if the termination occurs during the period commencing 90 days prior to a change in control and concluding on the one-year anniversary of a change in control, severance equal to three times his then-current base salary, payable in a single lump sum;

• for Messrs. Barag and Davis, monthly payments for 18 months equal to the excess of (i) the COBRA cost of group health benefits over (ii) the active employee rate for such coverage, except that CatchMark Timber Trust’s obligation to provide this benefit will end if the executive becomes employed by another employer that provides him with group health benefits, and for Mr. Rasor, 18 monthly payments of $1,413; and

• expiration of the restrictions on the executive's outstanding equity awards that expire solely on the executive's continuous service with CatchMark Timber Trust, accelerated vesting of all of the executive’s outstanding equity awards that vest based on continuous service with CatchMark Timber Trust, and, to the extent any awards held by the executive are exercisable in nature, the executive may exercise such awards through the end of the term of such award.

Equity Awards. The following chart summarizes the equity awards that Messrs. Barag, Rasor and Davis will receive in connection with the commencement of their employment with CatchMark Timber Trust.

	Time-Based Restricted Shares (1)	Performance-Based Restricted Shares (2)	IPO RSUs (3)
Mr. Barag	13,200	19,800	39,000
Mr. Rasor	10,400	15,600	26,000
Mr. Davis	10,400	15,600	26,000
(1) The restricted shares vest in approximately equal annual installments on each of December 31, 2014, December 31, 2015, December 31, 2016, and December 31, 2017, subject to the executive’s continued employment with CatchMark Timber Trust on each vesting date, or on the earlier occurrence of a change in control or the executive’s termination of employment (i) by CatchMark Timber Trust without cause, (ii) by the executive for good reason, or (iii) by reason of the executive’s death or disability.

(2) The number of restricted shares earned will be based upon achievement of performance goals for 2014 to be established by the Compensation Committee, and the earned shares will vest on each of December 31, 2014, December 31, 2015, December 31, 2016 and December 31, 2017, subject to the executive's continued employment with CatchMark Timber Trust on each vesting date. In the event of a change in control, these shares will vest as of the date of the change in control.

(3) The restricted stock units will vest and convert to shares of Class A common stock on the closing date of this offering, subject to the executive’s continued employment with CatchMark Timber Trust on such date.

Amended and Restated Long-Term Incentive Plan

On October 24, 2013, CatchMark Timber Trust’s board of directors approved the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (the “Plan”), effective on October 25, 2013, to (i) increase the number of shares of common stock available for issuance thereunder to 1,150,000 shares of Class A common stock and 50,000 shares of each of the Class B-1, Class B-2 and Class B-3 common stock, (ii) extend the term of the Plan to October 25, 2023, (iii) incorporate into the plan document previously-approved, stand-alone amendments and (iv) make certain additional ministerial changes.

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
Overview
We primarily engage in the ownership, management, acquisition and disposition of timberland properties located in the timber-producing regions of the southeastern United States. We have elected to be taxed as a REIT for federal income tax purposes. As of September 30, 2013, we owned interests in approximately 280,000 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. Based on acreage, our timberland inventory consisted of approximately 75% pine and approximately 25% hardwood as of December 31, 2012.

The focus of our business is to invest in timberlands and to actively manage such investments to provide attractive long-term returns to our stockholders. We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of higher-and-better-use ("HBU") lands. HBU refers to properties that have a higher-value use beyond growing timber, such as properties that can be sold for development, conservation or recreational and other rural purposes at prices in excess of traditional timberland values. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the biological growth of our standing timber inventory in excess of our timber harvest. Approximately 54% of our net timber sales revenue for 2012 was derived from the Timber Agreements, under which we sell specified amounts of timber to MeadWestvaco, subject to market pricing adjustments. The initial term of the Timber Agreements is from October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. See Note 6 of our accompanying consolidated financial statements for additional information regarding the material terms of the Timber Agreements.

In September 2013, we began the process of transitioning to a self-managed company. On October 25, 2013, following the execution of a series of agreements, we became a self-administered and self-managed company. We entered into the Master Agreement on September 18, 2013, which provided the framework for our separation from Wells REF and its affiliates and our transition to self-management. We entered into the Master Agreement Amendment on October 24, 2013 to advance the transition date. Pursuant to the Master Agreement, as amended by the Master Agreement Amendment, the Advisory Agreement terminated on October 25, 2013, and immediately following its termination, we entered into the TSA with Wells REF, pursuant to which Wells REF and its affiliates will provide us with consulting, support and transitional services at the direction of our officers and other personnel until June 30, 2014. In consideration for the services rendered under the TSA, we will pay Wells REF a consulting fee equal to $22,875 per month. The TSA may be terminated at an earlier date by either party under certain circumstances; however, if we terminate without cause prior to June 30, 2014, Wells REF shall be entitled to payment of the consulting fee through June 30, 2014. We also entered into the Sublease with Wells REF pursuant to which we will sublease office space from Wells REF on a month-to-month basis until March 31, 2014 for $5,961 per month, which will not be payable for the months of November and December 2013. We have the ability to terminate the sublease prior to the expiration of its term, and cease monthly rent payments by providing 10 days’ prior written notice to Wells REF. The early termination of these agreements or the failure of Wells REF to provide these services to us could adversely impact our operations. Although we expect Wells REF to have the financial resources to continue to provide services to us, there is no guarantee that Wells REF will be able to do so during the entire eight-month period of the TSA, and a decline in the level of service provided by Wells REF could impair our operating results.

As a result of our transition to self-management, our future results of operations will be impacted in the following ways:

•
We have incurred and expect to continue to incur significant general and administrative expenses in connection with negotiating and executing the Master Agreement, the Preferred Stock Redemption Agreement, the TSA, the Sublease, Employment Agreements and various other agreements related to our transition to self-management;

•
As a self-managed company, we intend to utilize different accounting software, which we expect will result in increased general and administrative expenses during the short-term implementation phase and reduced general and administrative expenses thereafter; and

•
Our general and administrative expenses will increase as a result of the employment-related costs and other costs we will incur as a self-managed company, which will be at least partially offset by the elimination of the advisory fees and expenses we currently pay to Wells TIMO as an externally managed company. The net effect of our increased employment-related costs and the elimination of the advisory fees and expenses payable to Wells TIMO is not expected to be material.

In connection with the execution of the Master Agreement on September 18, 2013, the Board terminated the DRP, effective as of September 18, 2013, and approved the termination of the SRP effective as of October 31, 2013.

Prior to the transition as a self-managed company we had no paid employees and were externally advised and managed by Wells TIMO, a wholly owned subsidiary of Wells Capital. Effective July 1, 2013, we entered into the Restated Advisory Agreement with Wells TIMO under which the monthly advisor fee payable by us was equal to one-twelfth of 1% of Assets Under Management. Upon the sale or acquisition of any properties for an amount greater than $5 million in aggregate, Assets Under Management was adjusted according to terms of the Restated Advisory Agreement. However, aggregate advisor fees payable for fiscal year 2013 shall not exceed 1.0% of Assets under Management as of September 30, 2012. The Restated Advisory Agreement eliminated our requirement to reimburse administrative service expenses incurred by Wells TIMO in fulfilling its duties as advisor, including personnel costs and our allocable share of other overhead of Wells TIMO. All other terms were materially consistent with the Amended Advisory Agreement in effect through June 30, 2013.

On March 16, 2012, we entered into Advisory Agreement Amendment No. 2 to amend certain provisions related to fees and expense reimbursements. Between April 1, 2012 and June 30, 2013, Advisory Agreement Amendment No. 2 provided that as of and for each quarter, the amount of advisor fees and expense reimbursements payable to Wells TIMO would be limited to the lesser of (1) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (2) free cash flow for the four quarters then ended in excess of an amount equal to 1.25 multiplied by our interest expense. Under Advisory Agreement Amendment No. 2, free cash flow was defined as EBITDA (as defined in our loan agreements), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock). Advisory Agreement Amendment No. 2, which was effective April 1, 2012, superseded a previous amendment to our Advisory Agreement entered into on April 1, 2011, referred to herein as Advisory Agreement Amendment No. 1, which provided that, as of and for each quarter, the amount of fees and expense reimbursements payable to Wells TIMO were limited to the least of: (1) an asset management fee equal to one fourth of 1.0% of asset under management plus reimbursements for all costs and expenses Wells TIMO incurred in fulfilling its duties as the asset manager, (2) one-fourth of 1.5% of assets under management, or (3) free cash flow in excess of an amount equal to 1.05 multiplied by our interest expense. Under Advisory Agreement Amendment No. 1, free cash flow was defined as EBITDA (as defined in our loan agreements), less all capital expenditures paid by us on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of our outstanding preferred stock), less any cash proceeds from timberland sales equal to the cost basis of the properties sold.

Our operating strategy to date has entailed the funding of expenditures related to the recurring operations of our timberlands, including interest on outstanding indebtedness and certain capital expenditures (excluding timberland acquisitions), with operating cash flows; assessing the amount of operating cash flows that will be required for additional timberland acquisitions; and distributing residual operating cash flows, if any, to our stockholders. Our operating and financial plans for 2013 were established to meet volume obligations under the Timber Agreements, to meet the debt service requirements of our debt facility, and to continue to maximize the production capacity and long-term value of our timberlands. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of the forest. We intend to capitalize on the operational flexibility afforded to timberland owners in order to take advantage of then-prevailing market prices, including, but not limited to, adjusting harvest levels in context of supply and demand for wood in the local wood markets. We plan to harvest approximately 0.9 million million tons of timber in 2013, down modestly from the 1.1 million-ton harvest in 2012.

Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to further grow and diversify our portfolio of timberlands, to fund the expenses associated with being self-managed, and to repay or refinance our outstanding debt facility. To the extent that significant capital is not raised, we may not be able to achieve sufficient economies of scale and diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments, operate as a self-managed company or repay the CoBank Loan. Although we believe that our timberlands are well-positioned to weather current market conditions, we are not immune to the adverse effects of a prolonged downturn in the economy, weak real estate fundamentals, or disruptions in the credit markets. Such conditions would likely adversely affect the value of our portfolio, our results of operations and our liquidity.

Per the terms of our charter, we presently intend to effect a transaction that will provide liquidity to all of our stockholders by August 11, 2018. However, a transaction well in advance of 2018 may be in our best interest. We currently anticipate listing our shares of common stock on a national securities exchange as early as November 2013. Notwithstanding such a listing, our shares remain illiquid and we may not effect a liquidity event before or even by our original targeted date of August 11, 2018.

Liquidity and Capital Resources

Overview

On September 23, 2013, we filed a Registration Statement on Form S-11 with the SEC for a public offering of up to $172.5 million our Class A common stock. These shares may not be sold until the Registration Statement is effective.

We ceased offering shares for sale under the Follow-On Offering effective December 31, 2011. On September 28, 2012, we entered into the CoBank Loan under which we can initially borrow up to $148.0 million in principal, including $133.0 million through the CoBank Term Loan, and up to $15.0 million through the CoBank Revolver. During the term of the CoBank Loan, we also have the ability to increase the amount of the CoBank Term Loan by up to $50.0 million (the "CoBank Incremental Loan"). The CoBank Loan bears interest at an adjustable rate based on the one-, two-, or three-month LIBOR plus an applicable margin ranging from 2.00% to 2.75% (the "LIBOR Rate") that varies based on the loan-to-collateral-value ratio (the "LTV Ratio") at the time of determination. As of October 25, 2013 and September 30, 2013, the outstanding balance of the CoBank Loan was approximately $132.4 million, all of which was outstanding under the CoBank Term Loan. We intend to maintain substantial amounts outstanding on the CoBank Loan in order to have more funds available for working capital and investment in timberland properties. On August 11, 2018, all outstanding principal, interest, and any fees or other obligations on the CoBank Loan will be due and payable in full.

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

The CoBank Loan prohibits us from declaring, setting aside funds for, or paying any dividend, distribution or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV Ratio is greater than or equal to 40%. So long as our LTV Ratio remains below 40% and we maintain a minimum fixed-charge coverage ratio of 1.05:1:00, we have the ability to declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from operating cash flows on a discretionary basis. The amount of distributions that we may pay to our common stockholders will be determined by our board of directors and is dependent upon a number of factors, including, but not limited to, our financial condition, our capital requirements, our expectations of future sources of liquidity, current and future economic conditions and market demand for timber and timberlands, and tax considerations.

Pursuant to the Master Agreement, we entered into a Preferred Stock Redemption Agreement that, upon the closing of a public offering of common stock, calls for our redemption of the Preferred Shares for $1,000 per share plus accrued but unpaid distributions to the redemption date. Notwithstanding the foregoing, the Preferred Stock Redemption Agreement will terminate if the Preferred Shares are not redeemed by us on or before December 31, 2014. As previously reported, effective as of May 9, 2011, Wells REF waived the requirement that dividends on the Preferred Shares accrue daily at an annual rate of 8.5% of the issue price and agreed that dividends on the Preferred Shares will instead accrue daily at an annual rate of 1.0% of the issue price, or the Dividend Waivers. The Preferred Stock Redemption Agreement provides that the Dividend Waivers will continue to be in effect through the earlier of the Redemption Date or June 30, 2014, subject to extension by us until December 31, 2014 in certain circumstances described in the Preferred Stock Redemption Agreement, and thereafter until otherwise revoked by Wells REF.

We expect our primary sources of future capital will be derived from the operations of our timberlands, proceeds from the CoBank Revolver and the CoBank Incremental Loan, and proceeds from underwritten public offerings of common stock. The amount of cash available for distribution to stockholders and the level of discretionary distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and debt service requirements, redemptions of our common stock through October 31, 2013 and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2013 was approximately $2.4 million, which was primarily comprised of net cash receipts from timber and timberland sales and recreational leases in excess of payments for operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses. We intend to use the majority of future cash flows from operating activities, after payments of operating expenses and interest expense, to fund certain capital expenditures and redemptions of our common stock under the SRP through its termination date of October 31, 2013.

For the nine months ended September 30, 2013, we invested approximately $2.2 million in timber and timberland assets and received approximately $0.8 million that was released from lender-required escrow accounts. Net cash used in financing activities for the nine months ended September 30, 2013 was approximately $1.1 million and primarily represented outflows of funds used to pay offering costs related to the Registration Statement and to redeem our common stock pursuant to the SRP. We expect to utilize the residual cash balance of approximately $11.2 million as of September 30, 2013 to satisfy current and future liabilities and fund future capital expenditures.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next twelve months.

The CoBank Loan contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•	requires a fixed-charge coverage ratio of not less than 1.05:1.00 at the end of each fiscal quarter.

As of September 30, 2013, we believe we were in compliance and expect to remain in compliance with the financial covenants of the CoBank Loan. Additionally, the CoBank Loan requires funding of an account under the control of CoBank equal to approximately six months of interest on the CoBank Loan during any time the LTV Ratio is 35% or greater, or approximately three months of interest if the LTV Ratio is less than 35%.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from strategic property sales, proceeds from secured or unsecured financings from banks and other lenders, and public offerings of our common stock. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, redemptions of preferred stock, and stockholder distributions, if any.

In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a substantial portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberland. Any remaining cash generated from operations may be used to partially fund timberland acquisitions, redeem common and preferred stock and, finally, pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions, if any, are anticipated to be lower as well. Proceeds from future equity offerings and debt financings may be used to acquire timberlands, fund capital expenditures, pay down existing and future borrowings, and to redeem preferred stock.

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of September 30, 2013, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 45%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of September 30, 2013, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations (1)	$132,356,123	$—	$—	$—	$132,356,123
Estimated interest on debt obligations (1) (2)	16,376,130	886,104	6,934,727	6,792,460	1,762,839
Operating lease obligations (3)	5,761,382	187,040	1,456,189	1,314,064	2,804,089
Other liabilities (4)	884,550	5,179	257,881	217,953	403,537
Total	$155,378,185	$1,078,323	$8,648,797	$8,324,477	$137,326,588

(1)	Represents respective obligations under the CoBank Loan as of September 30, 2013.

(2)	Amounts include impact of an interest rate swap. See Note 5 of our accompanying consolidated financial statements for additional information.

(3)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months and nine months ended September 30, 2013 and 2012 is shown in the following tables:

	Three Months Ended September 30,		Change
	2013	2012	%
Timber sales volume (tons)
Pulpwood	183,231	195,810	(6)%
Sawtimber (1)	61,569	90,781	(32)%
	244,800	286,591	(15)%
Net timber sales price (per ton)(2)
Pulpwood	$11	$10	9%
Sawtimber	$20	$21	(4)%
Timberland sales
Gross sales	$645,436	$420,260
Sales volumes (acres)	290	213
Sales price (per acre)	$2,226	$1,973

	Nine Months Ended September 30,		Change
	2013	2012	%
Timber sales volume (tons)
Pulpwood	498,108	498,592	0%
Sawtimber (1)	203,573	256,239	(21)%
	701,681	754,831	(7)%
Net timber sales price (per ton)(2)
Pulpwood	$11	$10	11%
Sawtimber	$20	$20	(2)%
Timberland sales
Gross sales	$2,498,757	$10,972,440
Sales volumes (acres)	1,167	6,016
Sales price (per acre)	$2,141	$1,824

(1)	Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2012.

In addition, our results of operations for the historical periods presented may not be indicative of our future results of operations to the extent our future results of operations are impacted by our transition to self-management.

Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012

Revenue. Revenues decreased to approximately $7.9 million for the three months ended September 30, 2013 from approximately $8.9 million for the three months ended September 30, 2012 due to a decrease in timber sales revenue of approximately $1.4 million, partially offset by an increase in timberland sales revenue of approximately $0.2 million. Timber sales revenue decreased primarily due to lower volume in the third quarter of 2013 as compared to the third quarter of 2012. Timberland sales revenue increased slightly due to selling 290 acres of timberland in the third quarter of 2013 as compared to selling 213 acres in the third quarter of 2012 and higher average pricing of timberland in the third quarter of 2013 as compared to the third quarter of 2012. Details of timber sales by product for the three months ended September 30, 2013 and 2012 are shown in the following table:

	For the Three Months Ended September 30, 2012	Changes attributable to:		For the Three Months Ended September 30, 2013
		Price	Volume
Timber sales(1)
Pulpwood	$4,895,211	$147,573	$(679,390)	$4,363,395
Sawtimber (2)	2,945,682	13,393	(894,815)	2,064,259
	$7,840,893	$160,966	$(1,574,205)	$6,427,654

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.
Upon completion of a public offering, we intend to implement a revised business strategy that will increase our annual harvest volume based on a sustainable harvest plan and establish annual HBU sales targets in the range of 1% to 2% of our fee timberland acreage. As such, future quarterly revenue from timber and timberland sales are expected to be higher than the same periods in 2013.

Operating expenses. Contract logging and hauling costs decreased to approximately $3.2 million for the quarter ended September 30, 2013 from approximately $3.9 million for the quarter ended September 30, 2012 as a result of an approximately 20% decrease in delivered sales volume. Depletion expense decreased by 27% to approximately $1.9 million for the third quarter of 2013 from approximately $2.7 million for the third quarter of 2012 due to a lower blended depletion rate and a 15% decrease in harvest volumes. Our blended depletion rate was lower in 2013 due to a decrease in harvests of timber from leased tracts as a percentage of our total harvest to 22% in 2013 from 29% in 2012. As a result of an acquisition of approximately 30,000 acres of timberland during 2012 where we previously held leasehold interests, approximately 12% of our merchantable timber inventory was recategorized as fee timber, which is depleted at much lower rates than timber from leased tracts. Cost of timberland sales increased due to selling more acres. Forestry management fees were comparable to the second quarter of 2012. General and administrative expenses increased by $1.0 million primarily due to an increase in legal and consulting fees in preparation for a potential listing of shares of our common stock on a national securities exchange. Land rent expense decreased to approximately $0.2 million in 2013 from $0.5 million in 2012 primarily due to expiration of leases and the acquisition described above.

Future contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes. Cost of timberland sales is directly correlated to the number of acres sold. Forestry management expense and land rent expense will vary based on the number of acres under management. General and administrative expenses are expected to increase as a result of the employment-related costs and other costs we will incur as a self-managed company, which will be at least partially offset by the elimination of the advisory fees and expenses we paid to Wells TIMO as an externally managed company. The net effect of our increased employment-related costs and the elimination of the advisory fees and expenses is not expected to be material.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements increased by $0.9 million for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 due to no advisor fees being payable under the advisory agreement in effect in the third quarter of 2012. In connection with our transition to self-management, the Advisory Agreement was terminated effective October 25, 2013. As such, we will not incur additional advisor fees and expense reimbursements subsequent to October 25, 2013.

Interest expense. Interest expense decreased to approximately $0.9 million for the three months ended September 30, 2013 from approximately $2.3 million for the three months ended September 30, 2012 primarily due a non-recuriing write-off of approximately $1.3 million of deferred financing costs in connection with the closing of the CoBank Loan in the third quarter of 2012. Interest expense in future periods will vary based on our level of current and future borrowings, the cost of future borrowings, and the opportunities to acquire timber assets fitting our investment objectives. Before additional borrowings, principal payments, and significant changes to the LIBOR Rate, we expect future interest expense to remain stable.

Net loss. Our net loss of approximately $2.5 million for the three months ended September 30, 2013 was comparable to the net loss of approximately $2.5 million for three months ended September 30, 2012 as a result of an approximately $1.4 million increase in our operating loss, offset by an approximately $1.3 million decrease in our interest expense. Our operating loss increased due to the increase in general and administrative costs. Interest expense decreased primarily due to a non-recurring write-off of approximately $1.3 million of deferred financing costs in the third quarter of 2012 in connection with the closing of the CoBank Loan. We sustained a net loss for the three months ended September 30, 2013 primarily as a result of incurring an operating loss of approximately $1.6 million and interest expense of approximately $0.9 million. Our net loss per share available to common stockholders for the quarters ended September 30, 2013 and 2012 was $0.21 and $0.21, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012

Revenue. Revenues decreased to approximately $24.5 million for the nine months ended September 30, 2013 from approximately $35.1 million for the nine months ended September 30, 2012 due to a decrease in timberland sales revenue of approximately $8.5 million and a decrease in timber sales revenue of approximately $2.3 million. Timberland sales revenue decreased due to selling fewer acres. Timber sales revenue decreased primarily due to lower harvest volumes. Details of timber sales by product for the nine months ended September 30, 2013 and 2012 is shown in the following table:

	For the Nine Months Ended September 30, 2012	Changes attributable to:		For the Nine Months Ended September 30, 2013
		Price	Volume
Timber sales(1)
Pulpwood	$13,111,828	$514,997	$(840,286)	$12,786,539
Sawtimber (2)	9,013,761	76,210	(2,029,760)	7,060,211
	$22,125,589	$591,207	$(2,870,046)	$19,846,750

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.
Upon completion of a public offering, we intend to implement a revised business strategy that will increase our annual harvest volume based on a sustainable harvest plan and establish annual HBU sales targets in the range of 1% to 2% of our fee timberland acreage. As such, future quarterly revenue from timber and timberland sales are expected to be higher than the same periods in 2013.

Operating expenses. Contract logging and hauling costs decreased to approximately $10.2 million for the nine months ended ended September 30, 2013 from approximately $11.8 million for the nine months ended September 30, 2012 as a result of a decrease of approximately 13% in delivered wood volume. Depletion expense decreased by 23% to approximately $6.2 million for the nine months ended September 30, 2013 from approximately $8.1 million for the six months ended September 30, 2012 due to a 7% decrease in harvest volumes and a lower blended depletion rate. Our blended depletion rate was lower in 2013 due to a decrease in harvests of timber from leased tracts as a percentage of our total harvest to 37% in 2013 from 55% in 2012. As a result of an acquisition of approximately 30,000 acres of timberland during 2012 where we previously held leasehold interests, approximately 12% of our merchantable timber inventory was recategorized as fee timber, which is depleted at much lower rates than timber from leased tracts. Cost of timberland sales decreased due to selling fewer acres of timberland through the first nine months of 2013 as compared to the first nine months of 2012. Land rent expense decreased to approximately $0.8 million in 2013 from $1.5 million in 2012 primarily due to expiration of leases and the acquisition described above. General and administrative expenses increased by $1.3 million primarily due to an increase in legal and consulting fees in preparation for a potential listing of shares of our common stock on a national securities exchange. Forestry management fees and other operating expenses were comparable to the first nine months of 2012.

Future contract logging and hauling costs and depletion expense are expected to fluctuate with harvest volumes. Cost of timberland sales is directly correlated to the number of acres sold. Forestry management expense and land rent expense will vary based on the number of acres under management. General and administrative expenses are expected to increase as a result of the employment-related costs and other costs we will incur as a self-managed company, which will be at least partially offset by the elimination of the advisory fees and expenses we paid to Wells TIMO as an externally managed company. The net effect of our increased employment-related costs and the elimination of the advisory fees and expenses is not expected to be material.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements increased to approximately $3.3 million for the nine months ended September 30, 2013 from approximately $2.4 million for the nine months ended September 30, 2012 as a result of no advisor fees being payable under the advisory agreement in effect in the third quarter of 2012. In connection with our transition to self-management, the Advisory Agreement was terminated effective October 25, 2013. As such, we will not incur additional advisor fees and expense reimbursements subsequent to October 25, 2013.

Interest expense. Interest expense decreased to approximately $2.7 million for the nine months ended September 30, 2013 from approximately $4.2 million for the nine months ended September 30, 2012 primarily due a non-recurring write-off of approximately $1.3 million of deferred financing costs in connection with the closing of the CoBank Loan in the third quarter of 2012. Interest expense in future periods will vary based on our level of current and future borrowings, the cost of future borrowings, and the opportunities to acquire timber assets fitting our investment objectives. Before additional borrowings, principal payments, and significant changes to the LIBOR Rate, we expect future interest expense to remain stable.

Net loss. Our net loss increased to approximately $7.1 million for the nine months ended September 30, 2013 from approximately $6.2 million for the nine months ended September 30, 2012, primarily as a result of an approximately $2.5 million increase in our operating loss, offset by an approximately $1.5 million decrease in our interest expense. Our operating loss increased due to a decrease in net timberland sales revenue of approximately $2.4 million and an increase in general and administrative expenses, partially offset by an increase in net timber sales revenue of approximately $1.2 million. Interest expense decreased primarily due to a non-recurring write-off of approximately $1.3 million of deferred financing costs in the third quarter of 2012 in connection with the closing of the CoBank Loan. We sustained a net loss for the nine months ended September 30, 2013 primarily as a result of incurring an operating loss of approximately $4.4 million and interest expense of approximately $2.7 million. Our net loss per share available to common stockholders for the nine months ended September 30, 2013 and 2012 was $0.58 and $0.51, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended September 30, 2013, Adjusted EBITDA was approximately $0.7 million, an approximately $2.1 million decrease from the quarter ended September 30, 2012, primarily due to an approximately $1.0 million increase in general and administrative expenses and an approximately $0.9 million increase in advisor fees and expense reimbursements.

For the nine months ended September 30, 2013, Adjusted EBITDA was approximately $3.5 million, an approximately $10.1 million decrease from the nine months ended September 30, 2012, primarily due to an approximately $8.0 million decrease in net revenues from timberland sales, an approximately $1.3 million increase in general and administrative expenses and an approximately $0.9 million increase in advisor fees and expense reimbursements. Our reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2013, and 2012 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(2,527,903)	$(2,519,815)	(7,078,560)	(6,238,188)
Add:
Depletion	1,941,548	2,670,288	6,234,805	8,144,576
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	—	(213,293)	(128,934)	(665,009)
Interest expense	890,965	1,092,534	2,633,731	3,349,288
Amortization (1)	80,728	1,523,793	318,990	1,894,489
Basis of timberland sold	355,900	225,460	1,569,543	7,187,733
Basis of casualty loss	—	25,541	—	25,541
Adjusted EBITDA	$741,238	$2,804,508	$3,549,575	$13,698,430

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

Table of Contents

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

Inflation

In connection with the acquisition of our timberlands, we entered into the Timber Agreements with MeadWestvaco. The Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation; however, we have not noticed a significant impact from inflation on our revenues, net sales, or income from continuing operations.

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
Timber Assets
Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated amortization. We capitalize timber and timberland purchases. Reforestation costs, including all costs associated with stand establishment, such as site preparation, costs of seeds or seedlings, planting, fertilization and herbicide application, are capitalized. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
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

Related-Party Transactions and Agreements

We have engaged Wells REF, Wells TIMO and its affiliates to perform certain services under agreements that require us to pay fees and reimbursements to Wells TIMO or its affiliates, including advisor fees and expense reimbursements, disposition fees, subject to certain limitations, consulting fees for transition services and rent under the Sublease. In addition, we have entered into a preferred stock redemption agreement that calls for the redemption of our outstanding preferred stock held by Wells REF, subject to certain conditions. See Note 9 of our accompanying consolidated financial statements for a detailed discussion of our related-party agreements and transactions.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Notes 1, 6, 9, and 10 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	MeadWestvaco Timber Agreements;

•	FRC Timberland Operating Agreement;

•	Master Self-Management Transition Agreement;

•	Preferred Stock Redemption Agreement;

•	Transition Services Agreement;

•	Sublease Agreement;

•	Common Partnership Unit Purchase Agreement; and

•	Structuring Agent Agreement.

Subsequent Events

See Note 10 to our consolidated financial statements and Part II, Item 5 - Other Information for details of events and transactions occurring after the quarter ended September 30, 2013.

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

As of September 30, 2013, we had approximately $132.4 million outstanding on the CoBank Loan, which matures on August 11, 2018 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR Rate plus a margin ranging from 2.00% to 2.75% based upon the then-current LTV Ratio.

The Rabobank Forward Swap entered into on October 23, 2012 became effective on March 28, 2013. Under the Rabobank Forward Swap, we pay interest at a fixed rate of 0.9075% per annum and receive variable LIBOR-based interest payments from Rabobank on $80.0 million between March 28, 2013 and September 30, 2017. As of September 30, 2013, the weighted-average interest rate of the CoBank Loan, after consideration of the Rabobank Forward Swap, was 2.62%.

Approximately $80.0 million of our total debt outstanding as of September 30, 2013 is subject to an effectively fixed-interest rate when coupled with Rabobank Forward Swap. As of September 30, 2013, this balance incurred interest expense at an average rate of 2.9075%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of September 30, 2013, after consideration of the Rabobank Forward Swap, approximately $52.4 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 2.18% as of September 30, 2013. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.5 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the CoBank Loan and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to the following additional risks, which hereby add or replace the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.
Risks Related to Our Business and Operations
We are substantially dependent on our business relationship with MeadWestvaco, and our continued success will depend on its economic performance.
We entered into the Timber Agreements with MeadWestvaco in connection with the acquisition of our timberlands. The Timber Agreements provide that we will sell (through CatchMark Timber TRS) specified amounts of timber to a subsidiary of MeadWestvaco, subject to market pricing adjustments and certain early termination rights of the parties. The Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from our timberlands. Our financial performance is substantially dependent on the economic performance of MeadWestvaco as a consumer of our wood products. Approximately 54% of our net timber sales revenue for 2012 was derived from the Timber Agreements, which significantly exceeded the minimum amount of timber that MeadWestvaco was required to purchase pursuant to the Timber Agreements. If MeadWestvaco does not continue to purchase significantly more than the minimum amount of timber it is required to purchase from us, or if MeadWestvaco becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.
In addition, in the event of a force majeure impacting MeadWestvaco, which is defined by the Timber Agreements to include, among other things, lightning, fires, storms, floods, infestation, other acts of God or nature, power failures and labor strikes or lockouts by employees, the amount of timber that MeadWestvaco is required to purchase in the calendar year would be reduced pro rata based on the period during which the force majeure was in effect and continuing. If the force majeure is in effect and continuing for 15 days or more, MeadWestvaco would not be required to purchase the timber that was not purchased during the force majeure period. If the force majeure is in effect and continuing for fewer than 15 days, MeadWestvaco would have up to 180 days after the termination of the force majeure period to purchase the timber that was not purchased during the force majeure period. As a result, the occurrence of a force majeure under the terms of the Timber Agreements could adversely impact our business and financial condition.
We have completed only two significant timberland property acquisitions and may be unsuccessful in executing our investment strategy.
We have completed only two significant acquisitions of timberland properties and we intend to pursue investments in strategic timberlands when market conditions warrant. Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. As with any investment, our future acquisitions, if any, may not perform in accordance with our expectations. In addition, we anticipate financing such acquisitions through proceeds from equity or debt offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations, could adversely affect our results of operations.
We depend on external sources of capital for future growth and our ability to access the capital markets is unproven.
Our ability to finance our growth is dependent to a significant degree on external sources of capital and as a company that has not listed any of its shares on a national securities exchange, our ability to access the capital markets is unproven. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may be limited by the terms of our bylaws, which restrict our incurrence of debt, and by our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.
As a relatively small public company, our operating expenses are a larger percentage of our total revenues than many other public companies.
Our total assets as of September 30, 2013 were $344.2 million and our revenues for the nine months ended September 30, 2013 were $24.5 million. Because our company is smaller than many other publicly traded REITs, our operating expenses are, and we expect will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our operating expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available to distribute to our stockholders.
Continued economic weakness from the severe recession that the U.S. economy recently experienced may materially and adversely affect our financial condition and results of operations.
The U.S. economy is still experiencing weakness from the severe recession that it recently experienced, which resulted in increased unemployment and a decline in timberland values. Although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted, and timberland values have not fully recovered to pre-recession levels and may not for a number of years. If the economic recovery slows or stalls, we may continue to experience downward pressure on the amounts we are able to charge our customers.
We are dependent on FRC to manage our timberlands.
We and CatchMark Timber TRS are parties to a timberland operating agreement with FRC, which we renew on a yearly basis. Pursuant to this agreement, we depend upon FRC to manage and operate our timberlands and related timber operations, and to ensure delivery of timber to MeadWestvaco and other timber purchasers. To the extent we lose the services of FRC, we are unable to obtain the services of FRC at a reasonable price or FRC does not perform the services in accordance with the timberland operating agreement, our results of operations may be adversely affected.
Our timberlands are located in Georgia and Alabama, and adverse economic and other developments in that area could have a material adverse effect on us.
All of our timberlands are located in Georgia and Alabama. As a result, we may be susceptible to adverse economic and other developments in this region, including industry slowdowns, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.
In addition, the geographic concentration of our property makes us more susceptible to adverse impacts from a single natural disaster such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding and other factors that could negatively impact our timber production.

We have only recently completed our transition to self-management, and therefore we do not have a track record with our new management team.
On October 25, 2013, we completed our transition to self-management and hired a management team and other employees to run our company. Two of our executive officers, Jerry Barag (our Chief Executive Officer and President) and John F. Rasor (our Chief Operating Officer and Secretary) had no affiliation with us or Wells TIMO until they commenced providing consulting services to us in August 2013. As a result, we have a limited track record with the new members of our management team and we may experience difficulties in integrating these individuals into our company. In addition, two of our three executive officers have not previously served as executive officers of a publicly traded company. If our management team does not perform as we expect, our results of operations will be adversely affected.
Our results of operations could be negatively impacted by our transition to self-management and the listing of our shares on the NYSE.
As a result of our transition to self-management, we no longer bear the costs of the various fees and expense reimbursements previously paid to Wells TIMO; however, our expenses now include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by Wells TIMO. Furthermore, these employees provide us services historically provided by Wells TIMO. We cannot assure you that we will be able to provide those services at the same level as were provided to us prior to our transition to self-management, and our costs for these services may be greater than these costs were prior to our transition to self-management. In addition, there may be unforeseen costs, expenses and difficulties associated with providing those services on a self-managed basis. We will also be obligated to incur additional costs if and when we list our shares of Class A common stock on the NYSE, such as listing fees and other compliance costs. If the expenses we incur as a result of our transition to self-management and the listing of our shares of common stock on the NYSE are higher than we anticipate, our results of operations may be adversely affected.
In connection with our transition to self-management, we and our operating partnership entered into a transition services agreement and an office sublease with Wells REF for Wells REF to provide services to us, and the termination of these agreements or the failure of Wells REF to provide these services could adversely impact our operations.
In connection with our transition to self-management, we and our operating partnership entered into a transition services agreement with Wells REF for Wells REF and its affiliates to provide services to us that enable us to operate as an independent company. This agreement requires Wells REF to provide services to us that include accounting, financial reporting, investor relations and stockholder support, information technology services, various administrative functions and other services for eight months. Our operating partnership has also entered into a sublease with Wells REF pursuant to which Wells REF subleases our corporate headquarters to us for up to five months. The early termination of these agreements or the failure of Wells REF to provide these services to us could adversely impact our operations.
A large portion of Wells REF’s income is derived under a consulting agreement with Columbia. Columbia is a mature real estate investment program sponsored by Wells REF that reported $5.6 billion of assets as of June 30, 2013. Effective February 28, 2013, Columbia transitioned to self-management and no longer relies on Wells REF other than for consulting and investor relations services, which services are performed pursuant to agreements that expire on December 31, 2013. Wells REF does not expect to receive significant compensation from Columbia beyond December 31, 2013. Wells REF does not expect to replace that income from other sources. There is no guarantee that Wells REF will continue to have the financial resources to continue to provide services to us. A decline in the level of service provided by Wells REF could impair our operating results and could ultimately have an adverse effect on the value of our Class A common stock.

If we fail to maintain an effective system of disclosure controls and procedures and integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on us.
We are required to report our operations on a consolidated basis under GAAP. If we fail to maintain proper overall business controls, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, which could have a material adverse effect on us. In addition, we recently modified our disclosure controls and procedures and internal controls in connection with our transition to self-management, which may increase the risk to us of experiencing a significant deficiency or material weakness in our internal controls or failing to maintain effective disclosure controls and procedures. If we fail to establish and maintain such new controls effectively, we may experience inaccuracies or delays in our financial reporting. In the case of any joint ventures we might enter into, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to, overall business controls, that are not under our control which could have a material adverse effect on us. In addition, we rely on FRC and its systems to provide us with certain information related to our operations, including our timber sales. Although we review such information prior to incorporating it into our accounting systems, we cannot assure the accuracy of such information. If FRC’s systems fail to accurately report to us the information on which we rely, we may not be able to accurately report our financial results, which could have a material adverse effect on us.
If issues arise during our transition to a new vendor of certain of our information technology systems, including our accounting technology, our operating results and ability to manage our business effectively could be adversely affected.
As a result of our transition to self-management, we are implementing a new information technology system which includes new accounting software. As we implement the new system, we may experience temporary interruptions or failures in our systems that could adversely impact our operating results and our ability to report accurate financial results in a timely manner. There is no assurance that the new systems will operate as designed, which could result in an adverse impact on our operating results, cash flows and financial condition.
We have experienced aggregate net losses attributable to our common stockholders, including approximately $49.6 million between January 1, 2010 and September 30, 2013, and we may experience future losses.
We had net losses attributable to our common stockholders of approximately $7.4 million, $9.2 million, $13.5 million and $19.5 million for the nine months ended September 30, 2013 and for the years ended December 31, 2012, 2011 and 2010, respectively. If we continue to incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow and our ability to service our indebtedness and make distributions to our stockholders would be materially and adversely affected.
 We intend to sell portions of our timberlands, either because they are HBU properties or in response to changing conditions, but if we are unable to sell these timberlands promptly or at the price that we anticipate, our land sale revenues may be reduced, which could reduce the cash available for distribution to our stockholders.
On an annual basis, we intend to sell approximately 1% to 2% of our fee timberland acreage, specifically timberlands that we have determined have become more valuable for development, recreational, conservation and other uses than for growing timber, which we refer to as HBU properties. We intend to use the proceeds from these sales to support our distributions to our stockholders. We may also sell portions of our timberland from time to time in response to changing economic, financial or investment conditions. Because timberlands are relatively illiquid investments, our ability to promptly sell timberlands is limited. The following factors, among others, may adversely affect the timing and amount of our income generated by sales of our timberlands:

•	general economic conditions;

•
availability of funding for governmental agencies, developers, conservation organizations, individuals and others to purchase our timberlands for recreational, conservation, residential or other purposes;

•	local real estate market conditions, such as oversupply of, or reduced demand for, properties sharing the same or similar characteristics as our timberlands;

•	competition from other sellers of land and real estate developers;

•	weather conditions or natural disasters having an adverse effect on our properties;

•	relative illiquidity of real estate investments;

•	forestry management costs associated with maintaining and managing timberlands;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	impact of federal, state and local land use and environmental protection laws;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related costs of compliance with laws and regulations, fiscal policies and ordinances; or

•	it may be necessary to delay sales in order to minimize the risk that gains would be subject to the 100% prohibited transactions tax.
In acquiring timberlands and in entering into long-term supply agreements, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond quickly to market opportunities could adversely impact our results of operations and reduce our cash available to pay distributions to our stockholders.
Harvesting our timber may be subject to limitations that could adversely affect our results of operations.
Our primary assets are our timberlands. Weather conditions, timber growth cycles, property access limitations, availability of contract loggers and haulers, and regulatory requirements associated with the protection of wildlife and water resources may restrict our ability to harvest our timberlands. Other factors that may restrict our timber harvest include damage to our standing timber by fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding and other weather conditions and natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such causes usually is localized and affects only a limited percentage of standing timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forest products industry, we do not maintain insurance coverage for damage to our timberlands. Furthermore, we may choose to invest in timberlands that are intermingled with sections of federal land managed by the U.S.D.A. Forest Service or other private owners. In many cases, access might be achieved only through a road or roads built across adjacent federal or private land. In order to access these intermingled timberlands, we would need to obtain either temporary or permanent access rights to these lands from time to time. Our revenue, net income, and cash flow from our operations will be dependent to a significant extent on the continued ability to harvest timber on our timberlands at adequate levels and in a timely manner. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, or if material damage to a significant portion of our standing timber were to occur, then our results of operations could be adversely affected.
We face possible liability for environmental clean-up costs and wildlife protection laws related to the timberlands we acquire, which could increase our costs and reduce our profitability and cash distributions to our stockholders.
Our business is subject to laws, regulations, and related judicial decisions and administrative interpretations relating to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics and the protection of natural resources, air and water quality that are subject to change and frequently enacted. These changes may adversely affect our ability to harvest and sell timber, and remediate contaminated properties. We are subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the National Environmental Policy Act, and the Endangered Species Act, as well as comparable state laws and regulations. Violations of various statutory and regulatory programs that apply to our operations could result in civil penalties; damages, including natural resource damages; remediation expenses; potential injunctions; cease-and-desist orders; and criminal penalties.
Laws and regulations protecting the environment have generally become more stringent in recent years and could become more stringent in the future. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to the person’s negligence or fault. We may acquire timberlands subject to environmental liabilities, such as clean-up of hazardous substance contamination and other existing or potential liabilities of which we are not aware, even after investigations of the properties. We may not be able to recover any of these liabilities from the sellers of these properties. The cost of these clean-ups could therefore increase our operating costs and reduce our profitability and cash available to make distributions to our stockholders. The existence of contamination or liability also may materially impair our ability to use or sell affected timberlands.
The Endangered Species Act and comparable state laws protect species threatened with possible extinction. At least one species present on our timberlands has been, and in the future more may be, protected under these laws. Protection of threatened and endangered species may include restrictions on timber harvesting, road-building, and other forest practices on private, federal, and state land containing the affected species. The size of the area subject to restriction varies depending on the protected species at issue, the time of year, and other factors, but can range from less than one acre to several thousand acres.
The Clean Water Act regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the Clean Water Act, it is unlawful to discharge any pollutant from a “point source” into navigable waters of the United States without a permit obtained under the National Pollutant Discharge Elimination System permit program of the Environmental Protection Agency (the “EPA”). Storm water from roads supporting timber operations that is conveyed through ditches, culverts and channels are exempted by EPA rule from this permit requirement, leaving these sources of water discharge to state regulation. The scope of these state regulations vary by state and are subject to change, and the EPA’s exemption has recently been subject to legal challenges and legislative responses. To the extent we are subject to future federal or state regulation of storm water runoff from roads supporting timber operations, our operational costs to comply with such regulations could increase and our results of operations could be adversely affected.
Actions of a joint venture partner could reduce the returns on our joint venture investments and adversely affect our results of operations.
We may participate in joint venture transactions from time to time, including but not limited to joint ventures involving the ownership and management of timberlands. Any joint venture involves risks including, but not limited to, the risk that one or more of our joint venture partners takes actions that are contrary to our agreed upon terms, our instructions to them or to our policies or objectives, any one of which could cause adverse consequences for us.
The impacts of any climate-related legislation or regulation remain uncertain at this time.
There are several international, federal and state-level proposals addressing domestic and global climate issues. Generally, such proposals in the United States could impose regulation or taxation on the production of carbon dioxide and other “greenhouse gases” in an attempt to reduce emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.” Any future legislative and regulatory activity in this area could, in some way, affect us, but it is unclear at this time whether any such impact would be positive, negative or significant.

Risks Related to Our Organizational Structure
Our board of directors may change significant corporate policies without stockholder approval.
Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. As a result, the ability of our stockholders to control our policies and practices is extremely limited. We could make investments and engage in business activities that are different from, and possibly riskier than, the investments and businesses described in this prospectus. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the NYSE. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, per share trading price of our Class A common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

Our board of directors may increase the number of authorized shares of stock and issue stock without stockholder approval.
Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without stockholder approval, to amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into other classes or series of stock and to set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock.
Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our Class A common stock.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose supermajority stockholder voting requirements unless certain minimum price conditions are satisfied; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, following our opt out, in the future, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and our board of directors may, by amendment to our bylaws and without stockholder approval, opt in to the control share provisions of the MGCL.
Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then current market price.
In addition, the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our stockholders may believe to be in their best interests. Likewise, if our board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded by our board of directors, these provisions of the MGCL could have similar anti-takeover effects.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions that you do not believe are in your best interests.
Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, our charter obligates us to indemnify our directors and officers for actions taken by them in that capacity to the maximum extent permitted by Maryland law. The indemnification agreements that we entered into with our directors and certain of our officers also require us to indemnify these directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we are obligated to advance the defense costs incurred by our directors and our officers, and may, in the discretion of our board of directors, advance the defense costs incurred by our employees and other agents in connection with legal proceedings.
Risks Related to Our Debt Financing
We have a substantial amount of indebtedness outstanding, which could adversely affect our financial health and operating flexibility.
In September 2012, we borrowed approximately $133.0 million from CoBank to refinance the outstanding loan balance and to partially fund a property acquisition related to a portion of our timberlands that we held pursuant to a ground lease. As of September 30, 2013, the CoBank Loan had a principal balance of approximately $132.4 million, which we must repay on or before August 11, 2018. The CoBank Loan is secured by, among other things, a first priority security interest in our timberlands.
Our substantial indebtedness and any indebtedness we may incur in the future could have important consequences to us and the trading price of our Class A common stock, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•	increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates;

•	limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;

•	limiting our ability or increasing the costs to refinance indebtedness;

•
limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions;

•	forcing us to dispose of one or more properties, possibly on disadvantageous terms;

•	forcing us to sell additional equity securities at prices that may be dilutive to existing stockholders;

•
causing us to default on our obligations or violate restrictive covenants, in which case the lenders or mortgagees may accelerate our debt obligations, foreclose on the properties that secure their loans and take control of our properties that secure their loans and collect rents and other property income; and

•
in the event of a default under any of our recourse indebtedness or in certain circumstances under our mortgage indebtedness, we would be liable for any deficiency between the value of the property securing such loan and the principal and accrued interest on the loan.

If any one of these events were to occur, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations could be materially and adversely affected.
Our financial condition could be adversely affected by financial and other covenants and other provisions under the CoBank Loan or other debt agreements.
The CoBank Loan agreement requires compliance with certain financial and operating covenants, including, among other things, covenants that require us to maintain certain leverage and coverage ratios and covenants that prohibit or restrict our ability to incur additional indebtedness, grant liens on our real or personal property, make certain investments, dispose of our assets and enter into certain other types of transactions. The CoBank Loan also prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV Ratio is greater than or equal to 40%. So long as our LTV Ratio remains below 40% and we maintain a minimum fixed-charge coverage ratio of 1.05:1:00, we have the ability to declare, set aside funds for, pay dividends or distributions, or make other payments to our stockholders from operating cash flows on a discretionary basis after making scheduled payments of principal and interest on the loans and funding certain reserve accounts. These provisions could limit our ability to make distributions to our stockholders, obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial returns to our stockholders. The restrictions in the CoBank Loan agreement may also prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, a breach of these covenants or other event of default would allow CoBank to accelerate payment of the loan. If payment is accelerated, our assets may not be sufficient to repay such debt in full and, as a result, such an event may have a material adverse effect on our financial condition. Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.
Our decision to hedge against interest rate changes may have a material adverse effect on our financial results and condition, and there is no assurance that our hedges will be effective.
We have used interest rate hedging arrangements in the past in order to manage our exposure to interest rate volatility, and may in the future do so again. These hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income that we may earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may result in higher interest rates than we would otherwise pay. Moreover, no amount of hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Federal Income Tax Risks
Failure to continue to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders and materially and adversely affect our financial condition and results of operations.
We believe that we have been organized, owned and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and that our intended manner of ownership and operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Code. We cannot assure you that we will satisfy the requirements for REIT qualification in the future. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
Stockholders should be aware that qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. In 2012, we entered into an option agreement with a prospective buyer relating to the sale of a timberlands parcel and received a substantial option premium in connection therewith. If that option were to lapse unexercised, we would be required to include the premium in gross income. While an existing IRS regulation purports to treat premium income from a lapsed option on real estate as nonqualifying gross income for REIT purposes, at the time we entered into the option agreement, we obtained an opinion from one of our tax advisors concluding that if the option lapsed unexercised, the premium income more likely than not would be treated as gain from the sale of real property, and therefore qualifying income, for purposes of the 75% and 95% gross income tests. Such opinion is based, in part, on the subsequent enactment of a statutory provision which treats income from the lapse of an option on property as gain from the sale of a capital asset if the underlying property is a capital asset. If the option were to lapse unexercised, a court were to disagree with such opinion and the resulting nonqualifying gross income caused us to fail to satisfy either or both gross income tests, we would not lose our REIT status if we reasonably relied on a reasoned opinion of our tax advisor, and instead we would be subject to a tax equal to the amount by which such nonqualifying gross income causes us to fail the gross income tests, multiplied by a fraction intended to reflect our profitability. We believe this reasonable cause exception should apply in that event, although there can be no assurance that the IRS or the courts would agree.
If we fail to qualify as a REIT for any taxable year, we will be subject to federal and state income tax on our taxable income, if any, at corporate rates and, possibly, penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. To the extent we have taxable net income, losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on stockholders’ investments.
As a REIT, we are subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Delivered logs, if harvested and sold by a REIT directly, would likely constitute property held for sale to customers in the ordinary course of business and would, therefore, be subject to the prohibited transactions tax if sold at a gain. Accordingly, under the Timber Agreements, we sell standing timber to CatchMark Timber TRS under pay as cut contracts which generate capital gain to us under Section 631(b) of the Code (to the extent the timber has been held by us for more than one year), and CatchMark Timber TRS, in turn, harvests such timber and sells logs to MeadWestvaco. This structure should avoid the prohibited transactions tax, and we use a similar structure for the sale of delivered logs to other customers. However, if the IRS were to successfully disregard CatchMark Timber TRS’ role as the harvester and seller of such logs for federal income tax purposes, our income, if any, from such sales could be subject to the 100% penalty tax. In addition, sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions. We intend to avoid the 100% prohibited transaction tax by satisfying safe harbors in the Code, structuring dispositions as non-taxable like-kind exchanges or making sales that otherwise would be prohibited transactions through one or more TRSs whose taxable income is subject to regular corporate income tax. We may not, however, always be able to identify properties that might be treated as part of a “dealer” land sales business. For example, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.
The taxable income of CatchMark Timber TRS is subject to federal and applicable state and local income tax. While we seek to structure the pricing of our timber sales to CatchMark Timber TRS at market rates, the IRS could assert that such pricing does not reflect arm’s-length pricing and impute additional taxable income to CatchMark Timber TRS.

Even though we intend to maintain our REIT status, our cash dividends are not guaranteed and may fluctuate.
Generally, REITs are required to distribute 90% of their ordinary taxable income. We have substantial net operating losses that, subject to possible limitations, will reduce our taxable income. In addition, capital gains may be retained by us but would be subject to income taxes. If capital gains are retained rather than distributed, our stockholders would be notified and they would be deemed to have received a taxable distribution, with a refundable credit for any federal income tax paid by us. Accordingly, we will not be required to distribute material amounts of cash if substantially all of our taxable income is income from timber-cutting contracts or sales of timberland that is treated as capital gains income. Our board of directors, in its sole discretion, determines the amount of quarterly dividends to be provided to our stockholders based on consideration of a number of factors, including but not limited to, tax considerations. Consequently, our dividend levels may fluctuate.
We may be limited in our ability to fund distributions on our capital stock and pay our indebtedness using cash generated through our TRSs.
Our ability to receive dividends from our TRSs is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of gross income for each taxable year as a REIT must be derived from passive real estate sources including sales of our standing timber and other types of qualifying real estate income, and no more than 25% of our gross income may consist of dividends from TRSs and other non-real estate income. This limitation on our ability to receive dividends from our TRSs may affect our ability to fund cash distributions to our stockholders or make payments on our borrowings using cash flows from our TRSs. The net income of our TRSs is not required to be distributed, and income that is not distributed will not be subject to the REIT income distribution requirement.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
At any time, the federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative and judicial interpretation.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On August 9, 2013, we granted 1,200 shares of restricted common stock to our independent directors upon their re-election to the board of directors pursuant to our amended and restated independent directors compensation plan. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2013	6,740	$15.58	6,740	(1)
August 2013	2,014	$15.58	2,014	(1)
September 2013	3,982	$15.58	3,982	(1)

(1)Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010, March 16, 2012, August 6, 2012, and September 18, 2013. The Amended SRP limits redemptions of our common stock as follows: the shares redeemed under the share redemption plan cannot exceed the lesser of (i) the amount redeemable from the sum of net proceeds from the sale of shares through the DRP plus any additional amounts reserved for redemptions by our board of directors, or (ii) in any calendar year, 5% of the weighted-average common shares outstanding during the preceding year. The terms of the our debt agreements prohibit us from making redemptions, other than the Qualified Special Redemptions, during any period in which the LTV ratio exceeds 40%. Qualified Special Redemptions do not require a one-year holding period and are subject only to the overall limitation that during any calendar year. Aggregate redemptions may not exceed 100% of the net proceeds from our DRP and any additional amounts reserved for such purpose by our board of directors. Our board of directors may amend, suspend, or terminate the share redemption plan upon 30 days notice. Currently, our LTV Ratio does not exceed 40%; however, our board of directors has not yet declared any cash distributions and, therefore, there are no proceeds available under the DRP. However, our board of directors approved a monthly, noncumulative reserve of $150,000 funded with operating cash flows for Qualified Special Redemptions. Because we had not received any proceeds from the sales of shares through the DRP as of September 30, 2013, we are currently restricted from redeeming shares other than Qualified Special Redemptions. Effective January 2013, the redemption price for all redemptions, including the Qualified Special Redemptions, equals 95% of the published estimated per-share value of our common stock, plus or minus any valuation adjustment as provided in the Amended SRP. Based on the estimated per-share value calculated as of September 30, 2012 and published on December 14, 2012, the redemption price during the three months ended September 30, 2013 was $15.58. We are not obligated under FINRA rules to update the estimated per-share value of our common stock until 18 months from the date of the last valuation, although we may elect to do so sooner. As disclosed in connection with the initial publication of our estimated per-share value, the estimated value of our common stock will fluctuate over time in response to market conditions, capital markets activities, attributes specific to Mahrt Timberland, and other factors. Therefore, the estimated per-share value of our common stock as of September 30, 2012 does not represent current value. As of September 30, 2013, all qualified shares tendered for redemption had been redeemed. In connection with the execution of the Master Agreement, on September 18, 2013, our board of directors terminated the SRP, effective as of October 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2013, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

Reverse Stock Split and Stock Dividend
In preparation for the listing of shares of CatchMark Timber Trust’s common stock on a national securities exchange, on October 24, 2013, CatchMark Timber Trust board of directors approved a ten-to-one reverse stock split of CatchMark Timber Trust’s outstanding common stock (the “Reverse Stock Split”), which was effected on October 24, 2013, and declared a stock dividend which was paid on October 25, 2013 (the “Stock Dividend”) pursuant to which each share of common stock outstanding as of October 24, 2013, following the Reverse Stock Split, received:

•	one share of Class B-1 common stock; plus

•	one share of Class B-2 common stock; plus

•	one share of Class B-3 common stock.
The Class B common stock is identical to the Class A common stock except that (1) CatchMark Timber Trust does not intend to list the Class B common stock on a national securities exchange and (2) shares of the Class B common stock will convert automatically into shares of the Class A common stock, pursuant to provisions of the charter, on the following schedule: (i) six months following the listing, in the case of the Class B-1 common stock; (ii) the earlier of 12 months following the listing and such earlier date as determined by the board of directors, but not earlier than nine months following the listing, in the case of the Class B-2 common stock; and (iii) the earlier of 18 months following the listing and such earlier date as determined by the board of directors, but not earlier than 12 months following the listing, in the case of the Class B-3 common stock.
On the 18-month anniversary of the listing, all shares of the Class B common stock will have converted into the Class A common stock. If CatchMark Timber Trust has not listed the Class A common stock by December 31, 2015, all of the outstanding shares of Class B common stock will automatically convert to Class A common stock.
Amendments to the Charter
On October 24, 2013, CatchMark Timber Trust filed Articles of Amendment to the charter in order to effect the Reverse Stock Split (the “Reverse Split Articles”). The Reverse Split Articles redesignate the currently outstanding shares of common stock as shares of Class A common stock and combined every ten shares of the issued and outstanding Class A common stock, $0.01 par value per share, into one share of Class A common stock, $0.10 par value per share. On October 24, 2013, following the effectiveness of the Reverse Split Articles, CatchMark Timber Trust also filed Articles of Amendment changing the par value of the issued and outstanding shares of Class A common stock back to $0.01 per share (the “Par Value Articles”). Following effectiveness of the Par Value Articles, CatchMark Timber Trust filed Articles Supplementary to the charter designating the terms of the Class B common stock, as described above (the Articles Supplementary, together with the Reverse Split Articles and the Par Value Articles, are collectively referred to as the “Recapitalization Articles”).
The information set forth herein with respect to the Recapitalization Articles does not purport to be complete and is qualified in its entirety by the full text of the Recapitalization Articles, copies of which are filed as Exhibits 3.3, 3.4 and Exhibit 3.5 hereto and are incorporated herein by reference.
Amendment and Restatement of Bylaws
On October 24, 2013, our board of directors authorized and approved the Amended and Restated Bylaws effective October 25, 2013, which amend and restate the Fourth Amended and Restated Bylaws, adopted by our board of directors on August 9, 2013. The Amended and Restated Bylaws include the following amendments:

•
Advance Notice Requirements for Stockholder-Requested Special Meetings. The Amended and Restated Bylaws set forth more detailed procedures for calling stockholder-requested special meetings. Stockholders who desire to call a special meeting must send a notice to our secretary to request the board to fix a record date (the “Request Record Date”) to determine the stockholders entitled to request a special meeting. This record date request notice must set forth the purpose of the meeting, be signed by a stockholder of record and set forth all information about the requesting stockholder and each matter to be voted upon that would be required to be disclosed in a proxy statement relating to an election of directors under the federal securities laws. The Amended and Restated Bylaws specify that compliance with the above procedures is the only way for a stockholder to propose business to be brought before a special meeting.

•
Advance Notice Requirements for Annual Meetings of Stockholders. The Amended and Restated Bylaws revise the procedures required for a stockholder to nominate directors or propose other matters to be considered at an annual meeting and expand upon the information that must be included in the notice about the requesting stockholder, the proposed nominee and any stockholder associated person. With respect to any stockholder-proposed nominee for election at an annual meeting, the notice of the nomination must be accompanied by a certificate from the proposed nominee regarding the nominee’s willingness to serve and must attach a completed nominee questionnaire including all of the information that would be required to be disclosed in a proxy statement relating to an election of directors under the federal securities laws.

•
Election of Directors. The Amended and Restated Bylaws provide that a majority of the votes cast at a meeting of stockholders at which a quorum is present is required to elect a director in an uncontested election, and a plurality of the votes cast at a meeting of stockholders at which a quorum is present is required to elect a director in a contested election.

•	Independent Director Vacancies. The Amended and Restated Bylaws remove the provision requiring independent directors nominate replacements for vacancies among independent directors’ position.

•	Composition of Committees. The Amended and Restated Bylaws remove the provision requiring that a majority of the members of each committee be independent directors.
The information set forth above with respect to the Amended and Restated Bylaws does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.6 hereto and are incorporated into this report by reference.
Amendment to the Master Agreement
On October 24, 2013, we, our operating partnership, Wells TIMO and Wells REF entered into the Master Agreement Amendment, pursuant to which the parties agreed to terminate the Restated Advisory Agreement effective on October 25, 2013. The information set forth herein with respect to the Master Agreement Amendment does not purport to be complete and is qualified in its entirety by the full text of the Master Agreement Amendment, a copy of which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.
Termination of Advisory Agreement
Pursuant to the Master Agreement, as amended by the Master Agreement Amendment, the Restated Advisory Agreement terminated on October 25, 2013.
Transition Services Agreement
Pursuant to the Master Agreement we, our operating partnership and Wells REF entered into the Transition Services Agreement (the “TSA”) on October 25, 2013, pursuant to which Wells REF and its affiliates will provide certain consulting, support and transitional services (as set forth in the TSA) to us at our direction in order to facilitate our successful transition to self‑management.
In exchange for the services provided by Wells REF under the TSA, we or our operating partnership will pay Wells REF a monthly consulting fee of $22,875 (the “Consulting Fee”). In addition to the Consulting Fee, we or our operating partnership will pay directly or reimburse Wells REF for any third-party expenses paid or incurred by Wells REF and its affiliates on our behalf or our operating partnership’s behalf in connection with the services provided pursuant to the TSA; provided, however, that (1) Wells REF will obtain written approval from us or our operating partnership prior to incurring any third-party expenses for the account of, or reimbursable by, us or our operating partnership and (2) we will not be required to reimburse Wells REF for any administrative service expenses, including Wells REF’s overhead, personnel costs and costs of goods used in the performance of services under the TSA.
The TSA will remain in effect until June 30, 2014 unless otherwise terminated in accordance with the terms of the TSA. The TSA may be terminated (1) immediately by us or Wells REF for Cause (as defined in the TSA) or (2) by us or Wells REF upon 60 days’ written notice for any reason. Following the termination of the TSA, Wells REF will not be entitled to continue to receive the Consulting Fee; provided, however, that (1) Wells REF will be entitled to receive from us within 30 days after the termination date all unpaid reimbursements of expenses and all earned but unpaid Consulting Fees payable to Wells REF prior to the termination date, and (2) if we terminate the TSA without Cause prior to June 30, 2014, Wells REF will be entitled to receive the Consulting Fee through June 30, 2014.
The information set forth herein with respect to the TSA does not purport to be complete and is qualified in its entirety by the full text of the TSA, a copy of which is filed as Exhibit 10.7 hereto and is incorporated herein by reference.
Amendment No. 2 to the Preferred Stock Redemption Agreement
Pursuant to the Master Agreement, on October 25, 2013, we, Wells REF, Leo F. Wells, III and Douglas P. Williams entered into Amendment No. 2 to the Preferred Stock Redemption Agreement, (the “Stock Redemption Agreement Amendment No. 2”), pursuant to which we agreed to purchase the issued and outstanding shares of our Series A Preferred Stock, $0.01 par value per share, and Series B Preferred Stock, $0.01 par value per share, held by Wells REF for $1,000 per share plus accrued but unpaid distributions through the date immediately preceding the redemption date.
The information set forth herein with respect to the Stock Redemption Agreement Amendment No. 2 does not purport to be complete and is qualified in its entirety by the full text of the Stock Redemption Agreement Amendment, a copy of which is filed as Exhibit 10.6 hereto and is incorporated herein by reference.
Sublease Agreement
Pursuant to the Master Agreement, Wells REF and our operating partnership entered into a Sublease (the “Sublease”) on October 25, 2013, pursuant to which our operating partnership will sublet from Wells REF a portion of the office space located in Norcross, Georgia currently used and occupied by Wells REF. The term of the Sublease commenced on October 25, 2013, and will terminate on March 31, 2014; provided that our operating partnership may terminate the Sublease upon ten business days’ written notice to Wells REF. Our operating partnership will pay Wells REF a monthly rent of $5,961 pursuant to the Sublease, provided that no rent will be payable by our operating partnership for October, November and December 2013.
Amendment to Agreement of Limited Partnership
Redemption of Special Partnership Units. Pursuant to the Master Agreement and upon the termination of the Advisory Agreement, the special limited partnership units held by Wells TIMO were redeemed by our operating partnership on October 25, 2013. Wells TIMO did not receive any consideration in connection with the redemption of its special limited partnership units.

Purchase of Common Partnership Units. Pursuant to the Master Agreement, on October 25, 2013, CatchMark LP Holder, LLC (“LP Holder”), our wholly owned subsidiary, purchased all of Wells TIMO’s common limited partnership units for an aggregate purchase price of $1,312.
Amended and Restated Agreement of Limited Partnership. On October 25, 2013, we entered into an amended and restated agreement of limited partnership of our operating partnership (the “Amended Partnership Agreement”) with LP Holder. Under the Amended Partnership Agreement, LP Holder replaces Wells TIMO as the sole limited partner of our operating partnership, and the Amended Partnership Agreement removes the provisions relating to our former advisor and the issuance and redemption of the special limited partnership units. In all other respects, the Amended Partnership Agreement contains the same terms and conditions as the third amended and restated agreement of limited partnership dated August 5, 2009.
Resignation and Election of Certain Executive Officers
Effective as of October 25, 2013, Leo F. Wells, III resigned from his positions as President and Chairman of the Board. Mr. Wells did not have any disagreements with us on any matters related to our operations, policies or practices.
Effective as of October 25, 2013, Douglas P. Williams resigned from his positions as Executive Vice President, Secretary and Treasurer. Mr. Williams did not have any disagreements with us on any matters related to our operations, policies or practices.
Effective as of October 25, 2013, our board of directors appointed Jerry Barag to serve as our Chief Executive Officer and President.
Jerry Barag has served as a consultant to us since August 2013. Mr. Barag brings over 30 years of real estate, timberland and investment experience, including expertise in acquisitions, divestitures, asset management, property management and financing. Since September 2011, Mr. Barag has served as a Principal with Mr. Rasor of TimberStar Advisors, an Atlanta-based timberland investment consulting firm, where he specialized in acquiring and managing timberlands in the United States. From 2004 to September 2011, Mr. Barag served as Managing Director of TimberStar, a timberland investment joint venture among Messrs. Barag and Rasor, iStar Financial, Inc. and other institutional investors. While at TimberStar, he oversaw the acquisition of over $1.4 billion of timberlands in Arkansas, Louisiana, Maine and Texas. From 2003 to 2004, he served as Chief Investment Officer of TimberVest, LLC, or TimberVest, an investment manager specializing in timberland investment planning. Prior to joining TimberVest, Mr. Barag served as Chief Investment Officer and Chairman of the Investment Committees for Lend Lease, a subsidiary of Lend Lease Corp., a construction, development and real estate investment management advisory company traded on the Australian Securities Exchange. Mr. Barag received his Bachelor of Science from The University of Pennsylvania, Wharton School.
Effective as of October 25, 2013, our board of directors appointed John F. Rasor to serve as our Chief Operating Officer and Secretary.
John F. Rasor has served as a consultant to us since August 2013. Mr. Rasor brings over 45 years of experience in the timberland and forest products industries, including expertise in manufacturing, fiber procurement and log merchandising, sales and distribution. Since September 2011, Mr. Rasor has served as a Principal with Mr. Barag of TimberStar Advisors. From 2004 to September 2011, he served as Managing Director of TimberStar. During his 40-year career with Georgia-Pacific Corporation, or Georgia Pacific, from 1996 to 2003, Mr. Rasor served as an Executive Vice President of Georgia-Pacific, where he was responsible for all of Georgia-Pacific’s timberland and the procurement of all the wood and fiber needed to operate Georgia-Pacific’s mills. He also played a key role in the separation of Georgia-Pacific’s timberland assets into a separate operating entity in 1997 that subsequently merged with Plum Creek Timber Company, Inc. in 2001. Following the separation of Georgia Pacific’s timberland assets, Mr. Rasor assumed responsibility for several of Georgia Pacific’s building products business units and staff positions in addition to serving as a member of the Executive Management Committee of the company. Mr. Rasor attended Willamette University and the University of Oregon.
Executive Compensation Arrangements

Employment Agreements. On October 30, 2013, we entered into an employment agreement with each of Messrs. Barag, Rasor and Davis, the terms of which commenced on October 25, 2013 and will terminate on December 31, 2017 for each of the executives. Each of the agreements provides for an automatic one-year renewal period, unless either party provides notice to the other of its intent not to renew the agreement. The employment agreements provide for a base salary of $325,000, $305,000, and $305,000, for each of Messrs. Barag, Rasor and Davis, respectively. Pursuant to the employment agreements, we will provide or pay for health benefits for each of the executives, and the executives are entitled to participate in all incentive, savings and retirement plans and programs available to senior executives of our company.

The employment agreements provide for certain severance benefits if the executive’s employment is terminated by us without cause or if the executive resigns for good reason, as follows:

•
severance equal to two times his then-current base salary, payable in installments over a 24-month period, or, if the termination occurs during the period commencing 90 days prior to a change in control and concluding on the one-year anniversary of a change in control, severance equal to three times his then-current base salary, payable in a single lump sum;

•
for Messrs. Barag and Davis, monthly payments for 18 months equal to the excess of (i) the COBRA cost of group health benefits over (ii) the active employee rate for such coverage, except that our obligation to provide this benefit will end if the executive becomes employed by another employer that provides him with group health benefits, and for Mr. Rasor, 18 monthly payments of $1,413; and

•
expiration of the restrictions on the executive's outstanding equity awards that expire solely on the executive's continuous service with us, accelerated vesting of all of the executive’s outstanding equity awards that vest based on continuous service with us, and, to the extent any awards held by the executive are exercisable in nature, the executive may exercise such awards through the end of the term of such award.

In order to receive the severance benefits, the executive must sign and not revoke a release of claims and comply with the restrictive covenants in his employment agreement. Each of the employment agreements contains noncompetition, employee nonsolicitation and customer nonsolicitation covenants that apply during the executive's employment and for two years after termination of executive’s employment during the term of the employment agreement, as well as covenants regarding confidentiality and ownership of property.

The employment agreements do not provide for any severance benefits in the event of the executive’s termination (i) by us for cause, (ii) by the executive without good reason or (iii) by reason of his death or disability except that, in the event of the executive’s death or disability, his outstanding equity awards that vest based on continuous service with us will become fully-vested. In addition, the employment agreements provide that if any payments or benefits would be subject to the excise tax imposed on “parachute payments” under Section 4999 of the Code, the payments will be limited to the maximum amount that could be paid without triggering the excise tax.

Equity Awards. The following chart summarizes the equity awards that Messrs. Barag, Rasor and Davis will receive in connection with the commencement of their employment with us.

	Time-Based Restricted Shares (1)	Performance-Based Restricted Shares (2)	IPO RSUs (3)
Mr. Barag	13,200	19,800	39,000
Mr. Rasor	10,400	15,600	26,000
Mr. Davis	10,400	15,600	26,000
(1)    The restricted shares vest in approximately equal annual installments on each of December 31, 2014, December 31, 2015, December 31, 2016, and December 31, 2017, subject to the executive’s continued employment with us on each vesting date, or on the earlier occurrence of a change in control or the executive’s termination of employment (i) by us without cause, (ii) by the executive for good reason, or (iii) by reason of the executive’s death or disability.

(2)    The number of restricted shares earned will be based upon achievement of performance goals for 2014 to be established by the Compensation Committee, and the earned shares will vest on each of December 31, 2014, December 31, 2015, December 31, 2016 and December 31, 2017, subject to the executive's continued employment with us on each vesting date. In the event of a change in control, these shares will vest as of the date of the change in control.

(3)    The restricted stock units will vest and convert to shares of Class A common stock on the closing date of this offering, subject to the executive’s continued employment with us on such date. The shares underlying the restricted stock units are subject to a mandatory holding period, pursuant to which the executive must hold, on an after-tax basis, 100% of the shares through the first anniversary of the date of grant, two-thirds of the shares through the second anniversary of the date of grant and one-third of the shares through the third anniversary of the date of grant. During the holding period, the executive may not sell, pledge, encumber or hypothecate the shares to or in favor of any party other than our company, or subject the shares to any lien, obligation, or liability of another party other than our company. The holding period will expire immediately upon termination of the executive’s employment (i) by us without cause, (ii) by the executive for good reason, or (iii) by reason of the executive’s death or disability.
Amended and Restated Long-Term Incentive Plan
On October 24, 2013, our board of directors approved the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (the “Plan”), effective on October 25, 2013, to (i) increase the number of shares of our common stock available for issuance thereunder to 1,150,000 shares of Class A common stock and 50,000 shares of each of the Class B-1, Class B-2 and Class B-3 common stock, (ii) extend the term of the Plan to October 25, 2023, (iii) incorporate into the plan document previously-approved, stand-alone amendments and (iv) make certain additional ministerial changes.
The information set forth herein with respect to the Plan does not purport to be complete and is qualified in its entirety by the full text of the Plan, a copy of which is filed as Exhibit 10.12 hereto and is incorporated herein by reference.
Amended and Restated Code of Ethics
On October 24, 2013, our board of directors approved the Amended and Restated Code of Ethics (the “Amended Code of Ethics”), effective on October 25, 2013. The Amended Code of Ethics revised the provisions regarding conflicts of interest to provide that the Chief Executive Officer or President has the authority to approve any deviation or waiver from the Amended Code of Ethics for all employees. Any deviation or waiver with respect to CatchMark Timber Trust’s executive officers and directors will continue to be subject to approval by a majority of the members of CatchMark Timber Trust’s board of directors not otherwise interested in the transaction. The Amended Code of Ethics also includes conforming or clarifying changes and other ministerial revisions.
Legal Matters

The SEC is conducting a non-public, formal, fact finding investigation regarding WIS, the former dealer-manager for our previous non-listed public offerings, and our company. The investigation relates to whether there have been violations of certain provisions of the federal securities laws regarding valuation, potential distributions, marketing and suitability.

We have not been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has violated any laws or regulations or that the SEC has a negative opinion of any person, entity or security. We have received a formal subpoena for documents and information and we have been cooperating fully with the SEC. We cannot reasonably estimate the timing of the conclusion of the investigation, nor can we predict whether or not the SEC will take any action against us as a result of the investigation and if they do, what the ultimate outcome will be.

(b)
There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A except as described above in this Item 5 under "Amendment and Restatement of Bylaws - Advance Notice Requirements for Annual Meetings of Stockholders".

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	October 30, 2013	By:	/s/ BRIAN M. DAVIS
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO
THIRD QUARTER 2013 FORM 10-Q OF
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11, Commission File No. 333-191322, filed on September 23, 2013 (the “September 2013 Registration Statement”))

3.3
Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the "October 25 Form 8-K"))

3.4	Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.6
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-8, Commission File No. 333-191916, filed on October 25, 2013 (the "S-8 Registration Statement"))

4.1	Third Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 7, 2012)

10.1
Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 1, 2013 and filed on July 2, 2013)

10.2
Master Self-Management Transition Agreement dated as of September 18, 2013 by and among CatchMark Timber Trust, Inc., CatchMark Timber Operating Partnership, L.P., Wells Timberland Management Organization, LLC and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.2 to the September 2013 Registration Statement)

10.3*
Amendment No. 1 to the Master Self-Management Transition Agreement dated as of October 24, 2013 by and among CatchMark Timber Trust, Inc., CatchMark Timber Operating Partnership, L.P., Wells Timberland Management Organization, LLC and Wells Real Estate Funds, Inc.

10.4
Preferred Stock Redemption Agreement dated as of September 18, 2013 by and among CatchMark Timber Trust, Inc., Wells Real Estate Funds, Inc., Leo F. Wells, III and Douglas P. Williams (incorporated by reference to Exhibit 10.4 to the September 2013 Registration Statement)

10.5
Amendment to the Preferred Stock Redemption Agreement dated as of September 20, 2013 by and among CatchMark Timber Trust, Inc., Wells Real Estate Funds, Inc., Leo F. Wells, III and Douglas P. Williams (incorporated by reference to Exhibit 10.5 to the September 2013 Registration Statement)

10.6*
Amendment No. 2 to the Preferred Stock Redemption Agreement dated as of October 25, 2013 by and among CatchMark Timber Trust, Inc., Wells Real Estate Funds, Inc., Leo F. Wells, III and Douglas P. Williams

10.7*	Transition Services Agreement dated as of October 25, 2013 by and among CatchMark Timber Trust, Inc., CatchMark Timber Operating Partnership, L.P. and Wells Real Estate Funds, Inc.

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the September 2013 Registration Statement)

10.9*	Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag

10.10*	Employment Agreement by and between CatchMark Timber Trust, Inc. and John F. Rasor

10.11*	Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis

10.12	Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the S-8 Registration Statement)

10.13	CatchMark Timber Trust, Inc. Amended and Restated Independent Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the S-8 Registration Statement)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*     Filed herewith