Form 10-K
period 2013-12-31
CatchMark Timber Trust, Inc.
filed 2014-03-13
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from ______ to _______.

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2325, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
(855) 858-9794
Registrant’s telephone number, including area code
____________________________________________________________________

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
CLASS A COMMON STOCK	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
CLASS B-1 COMMON STOCK
CLASS B-2 COMMON STOCK
CLASS B-3 COMMON STOCK

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
Aggregate market value of the common stock held by non-affiliates:                     . Since there was no established market for the voting and non-voting common stock as of June 30, 2013, there is no market value for shares of such stock held by non-affiliates of the registrant as of such date. As of June 30, 2013, there were 12,618,474 shares of common stock held by non-affiliates.
Number of shares outstanding of the registrant’s
classes of common stock, as of February 28, 2014:
Class A Common Stock 15,479,790 shares
Class B-1 Common Stock 3,164,476 shares
Class B-2 Common Stock 3,164,476 shares
Class B-3 Common Stock 3,164,476 shares

FORM 10-K

CATCHMARK TIMBER TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of CatchMark Timber Trust, Inc. and subsidiaries (“CatchMark Timber Trust,” “we,” “our,” or “us”), formerly known as Wells Timberland REIT, Inc., may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, CatchMark Timber Trust, or the executive officers on CatchMark Timber Trust’s behalf, may from time to time make forward-looking statements in reports and other documents CatchMark Timber Trust files with the Securities and Exchange Commission (the "SEC") or in connection with oral statements made to the press, potential investors, or others. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

ITEM 1.	BUSINESS

General

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust"), formerly known as Wells Timberland REIT, Inc., is a real estate company investing in timberlands that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005, commenced operations in 2007, and conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership formerly known as Wells Timberland Operating Partnership, L.P.. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. As a result of our transition to self-management described below, on October 25, 2013, CatchMark LP Holder, LLC (“CatchMark LP Holder”), a recently formed, wholly-owned subsidiary of CatchMark Timber Trust replaced Wells Timberland Management Organization, LLC ("Wells TIMO"), our former external advisor, as the sole limited partner of CatchMark Timber OP (See Note 7 – Noncontrolling Interest and Special Units of the accompanying consolidated financial statements for more information). In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formerly known as Wells Timberland TRS, Inc., was formed as a wholly owned subsidiary of CatchMark Timber OP on January 1, 2006. Unless otherwise noted, references to CatchMark Timber Trust, "we", "us", or "our" herein shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

From our inception through October 24, 2013, we operated as an externally advised REIT pursuant to an advisory agreement under which Wells TIMO, a subsidiary of Wells Real Estate Funds, Inc. ("Wells REF"), performed certain key functions on our behalf, including, among others, the investment of capital proceeds and management of our day-to-day operations. On October 25, 2013, we terminated the advisory agreement and became self-managed. Contemporaneous with this transaction, we entered into a transition service agreement with Wells REF through June 30, 2014. For additional details, please refer to Note 12 – Related-Party Transactions and Agreements of the accompanying consolidated financial statements.

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. The focus of our business is to invest in timberlands and to actively manage such assets to provide current income and attractive long-term returns to our stockholders. We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of higher-and-better use, or HBU properties. HBU properties are timberland properties that have a higher-value use beyond growing timber, such as properties that can be sold for development, conservation, recreational or other rural purposes at prices in excess of traditional timberland values. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. For each of the three years ended December 31, 2013, our revenues from timber sales, timberland sales, and non-timber related sources, as a percentage of our total revenue, are set forth in the table below:

	2013	2012	2011
Timber sales	83%	69%	89%
Timberland sales	8%	25%	4%
Other revenues	9%	6%	7%
Total	100%	100%	100%

As of December 31, 2013, we owned interests in approximately 278,100 acres of timberland, consisting of approximately 247,200 acres held in fee-simple interests, or our fee timberlands, and approximately 30,900 acres held in leasehold interests, or our leased timberlands. Our leased timberlands include approximately 20,500 acres under one long-term lease expiring in 2022, which we refer to as the long-term contract or LTC lease, and approximately 10,400 acres under multiple, single-rotation leases expiring between 2014 and 2019, which we refer to as the private land management or PLM leases. Our timberlands are located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the "Mahrt Timberland") within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper, and wood products manufacturing facilities. As of December 31, 2013, our timberlands contained acreage consisted of approximately 73% pine stands and approximately 27% hardwood stands, and our timber inventory consisted of approximately 10.4 million tons of merchantable timber inventory, including approximately 6.1 million tons of pulpwood, 2.3 million tons of chip-n-saw, and 2.0 million tons of sawtimber.

Recapitalization and Listing on the NYSE

On December 12, 2013, we listed our Class A common stock on the New York Stock Exchange (the “NYSE”) under the symbol "CTT" (the "Listing"). We completed our first listed public offering (the "IPO") on December 17, 2013, selling approximately 10.5 million shares of our common stock. In preparation for the listing of our common stock on the NYSE, we filed amendments to our charter to effect a recapitalization of our common stock (the “Recapitalization”), which includes a reverse stock split and a stock dividend transaction. On October 24, 2013, we effectuated a ten-to-one reverse stock split of our outstanding common stock and designated our then-authorized common stock as “Class A common stock.” On October 25, 2013, we declared and issued a stock dividend pursuant to which each then-outstanding share of our Class A common stock received:

•	one share of Class B-1 common stock; plus

•	one share of Class B-2 common stock; plus
•one share of Class B-3 common stock.

Any fractional shares of Class A common stock outstanding after the reverse stock split also received an equivalent fractional share of Class B-1, Class B-2 and Class B-3 common stock, which was then immediately converted into Class A common stock.

All of our Class B common stock is identical to our Class A common stock except that (i) we do not intend to list our Class B common stock on a national securities exchange, and (ii) shares of our Class B common stock will convert automatically on a one-for-one basis into shares of our Class A common stock on the following schedule:
•six months following the listing date, in the case of the Class B-1 common stock;
•12 months following the listing date, in the case of the Class B-2 common stock; and
•18 months following the listing date, in the case of the Class B-3 common stock.

Our board of directors has the authority to accelerate the conversion of the Class B-2 shares and the Class B-3 shares to dates not earlier than nine months and 12 months, respectively, following the listing date with the consent of the underwriter of our IPO. All shares of our Class B common stock will have converted into our Class A common stock by the date that is 18 months from the listing date.

The combined effect of the ten-to-one reverse stock split and the stock dividend is equivalent to a 2.5-to-one reverse stock split. The Recapitalization was intended to achieve a stock price that is consistent with market expectations for underwritten public offerings by REITs. It also had the effect of decreasing the total number of outstanding shares of our common stock, but did not change the number of shares of common stock that are authorized for issuance under our charter. The Recapitalization was effected on a pro rata basis with respect to all of our stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of our outstanding shares.

Our Business and Growth Strategies

Our objective is to maximize total returns to our stockholders through the ongoing implementation of the following business and growth strategies:

Actively Manage Our Timberlands for Long-Term Results. We intend to actively manage our timberlands to maximize long-term returns by achieving an optimum balance among biological timber growth, generation of current cash flow from harvesting, and responsible environmental stewardship. We intend to (1) implement a revised business strategy that will increase our annual harvest volume based on a sustainable harvest plan to support a distribution to our stockholders, and (2) establish annual HBU sales targets in the range of 1% to 2% of our fee timberland acreage, which will further augment our anticipated stockholder distributions. We may, from time to time, choose to temporarily harvest timber at levels above or below our estimated sustainable yield for a variety of reasons, including as a response to market conditions or as a means to improve long-term productivity of certain timber stands. Further, we expect to continue making investments in forest technology, including improved seedlings, in order to increase the sustainable yield of our timberlands over the long-term.

Maximize Our Profitability on Timber Sales. We actively manage our log merchandising efforts and stumpage sales with the goal of achieving the highest available price for our timber products. We compete with other timberland owners on the basis of the quality of our logs, the prices of our logs, our reputation as a reliable supplier and our ability to meet customer specifications. We will continue to work diligently and proactively with our third-party contractors to ensure that we optimize our logging, hauling, sorting, and merchandising operations to extract the maximum profitability from each of our logs based on the foregoing considerations.

Pursue Attractive Timberland Acquisitions. We intend to selectively pursue timberland acquisition opportunities. Due to the expected liquidation of the ownership positions of a number of timberland investment management organizations over the next several years, we expect there will be a robust supply of attractive timberlands available for sale. Generally, we expect to focus our acquisition efforts in the most commercially desirable timber-producing regions of the U.S. South and U.S. Pacific Northwest, although we may also pursue opportunistic acquisitions outside of these regions. Further, we expect to focus our acquisition efforts on properties that can be accretive to our cash available for distribution. We may also enter into additional fiber supply agreements with respect to acquired properties in order to ensure a steady source of demand for our incremental timber production.

Opportunistically Sell HBU Lands. We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. We intend to capitalize on the value of our timberland portfolio by opportunistically monetizing HBU timberlands. The close proximity of our existing timberlands to several major population centers (including Columbus, Georgia; Atlanta, Georgia; and Montgomery, Alabama) provides us with opportunities to periodically sell parcels of our land at favorable valuations. We generally expect to monetize 1% to 2% of our fee timberland acreage on an annual basis pursuant to our land sales program, although such results may vary. We may also decide to pursue various land entitlements on certain properties in order to realize higher long-term values on such properties.

Practice Sound Environmental Stewardship. We will remain committed to responsible environmental stewardship and sustainable forestry. Our timberlands are third-party audited and certified in accordance with the 2010-2014 SFI (sustainable forest initiative) standard. SFI standards promote sustainable forest management through recognized core principles, including measures to protect water quality, biodiversity, wildlife habitat and at-risk species. Our timberlands are further managed to meet or exceed all state regulations through the implementation of best management practices as well as internal policies designed to ensure compliance. We believe our continued commitment to environmental stewardship will allow us to maintain our timberlands’ productivity, grow our customer base and enhance our reputation as a preferred timber supplier.

Timber Agreements

In connection with the acquisition of the Mahrt Timberland, we entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The master stumpage agreement provides that we will sell specified amounts of timber and make available certain portions of the Mahrt Timberland to CatchMark TRS for harvesting. The fiber supply agreement provides that MeadWestvaco will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from the Mahrt Timberland. For the years ended December 31, 2013, 2012, and 2011, approximately 60%, 54%, and 58%, respectively, of our net timber sales revenue was derived from the Timber Agreements. For 2013, we are required to make available for purchase by MeadWestvaco, and MeadWestvaco is required to purchase, a minimum of approximately 0.7 million tons of timber at fiber supply agreement pricing. The loss of MeadWestvaco as a customer would have a material adverse effect on our business.

Competition

We compete with various private and industrial timberland owners as well as governmental agencies that own or manage timberlands in the U.S. South. Due to transportation and delivery costs, pulp, paper and wood products manufacturing facilities typically purchase wood fiber within a 100-mile radius of their location, which thereby limits, to some degree, the number of significant competitors in any specific regional market. Factors affecting the level of competition in our industry include price, species, grade, quality, proximity to the mill customer, and our reliability and consistency as a supplier. Also, as we seek to acquire assets, we are in competition for targeted timberland tracts with other similar timber investment companies, as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timberland tracts to become the purchaser if another suitable tract cannot be substituted. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.

Economic Dependency

We are dependent upon the ability of our timber customers to pay their contractual amounts as they become due. The inability of a customer to pay future supply agreement amounts would have a negative impact on our results of operations. We are not aware of any reason why our current customers will not be able to pay their contractual amounts as they become due in all material respects. Situations preventing our customers from paying contractual amounts could result in a material adverse impact on our results of operations.

Environmental Matters

See Item 1A — Risk Factors, Risk Related to Our Business and Operations for discussions of environmental matters that impact our business.

Employees

We became self-managed on October 25, 2013 and had nine employees as of December 31, 2013.

Regulatory Matters

The SEC is conducting a non-public, formal, fact finding investigation regarding Wells Investment Securities, Inc., or WIS, the former dealer-manager for our previous non-listed public offerings, and our company. The investigation relates to whether there have been violations of certain provisions of the federal securities laws regarding valuation, potential distributions, marketing and suitability.

We have not been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has violated any laws or regulations or that the SEC has a negative opinion of any person, entity or security. We have received a formal subpoena for documents and information and we have been cooperating fully with the SEC. We cannot reasonably estimate the timing of the conclusion of the investigation, nor can we predict whether or not the SEC will take any action against us as a result of the investigation and, if they do, what the ultimate outcome will be.

Access to SEC Filings

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge from our website at www.catchmark.com, or through a link to the www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A     RISK FACTORS

Risks Related to Our Business and Operations

The cyclical nature of the forest products industry could impair our operating results.

Our operating results are affected by the cyclical nature of the forest products industry. Our operating results depend on prices for timber that can experience significant variation and that have been historically volatile. Like other participants in the forest products industry, we have limited direct influence over the timing and extent of price changes for cellulose fiber, timber, and wood products. Although some of the supply agreements we have or expect to enter into in the future fix the price of our harvested timber for a period of time, these contracts may not protect us from the long-term effects of price declines and may restrict our ability to take advantage of price increases.

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

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This can result in lower revenues, profits, and cash flows. In addition, increases in the supply of logs and wood products at both the local and national level also can lead to downward pressure on prices during favorable price environments. Timber owners generally increase production volumes for logs and wood products during favorable price environments. Such increased production, however, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices. Oversupply can result in lower revenues, profits, and cash flows to us and could negatively impact our results of operations.

Increasing competition from a variety of substitute products could lead to declines in demand for wood products and negatively impact our business.

Wood products are subject to increasing competition from a variety of substitute products, including products made from engineered wood composites, fiber/cement composites, plastics and steel, as well as import competition from other worldwide suppliers. This could result in lower demand for wood products and impair our operating results.

Our cash distributions are not guaranteed and may fluctuate.

Our board of directors, in its sole discretion, determines the amount of the distributions (including the determination of whether to retain net capital gains income) to be provided to our stockholders. Our board will determine whether to authorize a distribution and the amount of such distribution based on its consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands, including those timberlands that have higher-and-better uses. In addition, our board of directors may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Consequently, our distribution levels may fluctuate. Our failure to meet the market’s expectations with regard to future cash distributions likely would adversely affect the market price of our common stock.

We are substantially dependent on our business relationship with MeadWestvaco, and our continued success will depend on its economic performance.

We entered into the Timber Agreements with MeadWestvaco in connection with the acquisition of Mahrt Timberland. The Timber Agreements provide that we will sell (through CatchMark TRS) specified amounts of timber to MeadWestvaco, subject to market pricing adjustments and certain early termination rights of the parties. The Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from our timberlands. Our financial performance is substantially dependent on the economic performance of MeadWestvaco as a consumer of our wood products. Approximately 60% of our net timber sales revenue for 2013 was derived from the Timber Agreements, which significantly exceeded the minimum amount of timber that MeadWestvaco was required to purchase pursuant to the Timber Agreements. If MeadWestvaco does not continue to purchase significantly more than the minimum amount of timber it is required to purchase from us, or if MeadWestvaco becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.

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

We have completed two significant timberland property acquisitions and may be unsuccessful in executing our investment strategy.

We have completed two significant acquisitions of timberland properties and we intend to pursue investments in strategic timberlands when market conditions warrant. Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. As with any investment, our future acquisitions, if any, may not perform in accordance with our expectations. In addition, we anticipate financing such acquisitions through proceeds from equity or debt offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations, could adversely affect our results of operations.

We depend on external sources of capital for future growth and our ability to access the capital markets is unproven.

Our ability to finance our growth is dependent to a significant degree on external sources of capital and as a company that has only recently listed its shares on the NYSE, our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may be limited by the terms of our bylaws, which restrict our incurrence of debt, and by our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

As a relatively small public company, our operating expenses are a larger percentage of our total revenues than many other public companies.

Our total assets as of December 31, 2013 were $339.0 million and our revenues for the year ended December 31, 2013 were $32.0 million. Because our company is smaller than many other publicly traded REITs, our operating expenses are, and we expect will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our operating expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available to distribute to our stockholders.

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

We are dependent on Forest Resource Consultants to manage our timberlands.

We are party to a timberland operating agreement with Forest Resource Consultants, Inc., or FRC, which we renew on a yearly basis. Pursuant to this agreement, we depend upon FRC to manage and operate our timberlands and related timber operations, and to ensure delivery of timber to MeadWestvaco and other timber purchasers. To the extent we lose the services of FRC, we are unable to obtain the services of FRC at a reasonable price, or FRC does not perform the services in accordance with the timberland operating agreement, our results of operations may be adversely affected.

Our real estate investment activity is concentrated in timberlands, making us more vulnerable economically than if our investments were diversified.

We have only acquired timberlands and expect to make additional timberlands acquisitions in the future. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our strategy to invest primarily, if not exclusively, in timberlands. A downturn in the real estate industry generally or the timber or forest products industries specifically could reduce the value of our properties and could require us to recognize impairment losses from our properties. A downturn in the timber or forest products industries also could prevent our customers from making payments to us and, consequently, would prevent us from meeting debt service obligations or making distributions to our stockholders. The risks we face may be more pronounced than if we diversified our investments outside real estate or outside timberlands.

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

We have only recently completed our transition to self-management, and therefore we have not established a track record with our new management team.

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

Our results of operations could be negatively impacted by our transition to self-management.

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

In connection with our transition to self-management, we and our operating partnership entered into a transition services agreement with Wells REF for Wells REF and its affiliates to provide services to us that enable us to operate as an independent company. This agreement requires Wells REF to provide services to us that include human resources, compliance and risk management, treasury and cash management, investor relations and stockholder support, information technology services, various administrative functions and other services until June 30, 2014. Our operating partnership has also entered into a sublease with Wells REF pursuant to which Wells REF subleases our corporate headquarters to us through March 31, 2014. The early termination of these agreements or the failure of Wells REF to provide these services to us could adversely impact our operations.

A large portion of Wells REF’s income was derived under a consulting agreement with Columbia Property Trust, Inc., or Columbia, that expired on December 31, 2013. Wells REF does not expect to receive significant compensation from

Columbia beyond December 31, 2013. Wells REF does not expect to replace that income from other sources. There is no guarantee that Wells REF will continue to have the financial resources to continue to provide services to us. A decline in the level of service provided by Wells REF could impair our operating results and could ultimately have an adverse effect on the value of our common stock.

We depend on the efforts and expertise of our key executive officers and would be adversely affected by the loss of their services.

We depend on the efforts and expertise of our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer, to execute our business strategy and we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, would have an adverse effect on our business.

If we fail to maintain an effective system of disclosure controls and procedures and integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on us.

We are required to report our operations on a consolidated basis under the Generally Accepted Accounting Principles ("GAAP"). If we fail to maintain proper overall business controls, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, which could have a material adverse effect on us. In addition, we will have to modify our disclosure controls and procedures and internal controls in connection with our transition to self-management, which may increase the risk to us of experiencing a significant deficiency or material weakness in our internal controls or failing to maintain effective disclosure controls and procedures. If we fail to establish and maintain such new controls effectively, we may experience inaccuracies or delays in our financial reporting. In the case of any joint ventures we might enter into, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to, overall business controls, that are not under our control which could have a material adverse effect on us. In addition, we rely on FRC and its systems to provide us with certain information related to our operations, including our timber sales. Although we review such information prior to incorporating it into our accounting systems, we cannot assure the accuracy of such information. If FRC’s systems fail to accurately report to us the information on which we rely, we may not be able to accurately report our financial results, which could have a material adverse effect on us.

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

We have experienced aggregate net losses attributable to our common stockholders, including approximately $36.7 million between January 1, 2011 and December 31, 2013, and we may experience future losses.

We had net losses attributable to our common stockholders of approximately $13.6 million, $9.2 million, and $13.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. If we continue to incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow and our ability to service our indebtedness and make distributions to our stockholders would be materially and adversely affected, any of which could adversely affect the market price of our Class A common stock.

We are subject to the credit risk of our customers. The failure of any of our customers to make payments due to us under supply agreements could have an adverse impact on our financial performance.

Current and future customers who agree to purchase our timber under supply contracts will range in credit quality from high to low. We assume the full credit risk of these parties, as we have no payment guarantees under the contract or insurance if one of these parties fails to make payments to us. While we intend to continue acquiring timberlands in well-developed and active timber markets with access to numerous customers, we may not be successful in this endeavor. Depending upon the location of any additional timberlands we acquire and the supply agreements we enter into, our supply agreements may be concentrated among a small number of customers. Even though we may have legal recourse under our contracts, we may not have any practical recourse to recover payments from some of our customers if they default on their obligations to us. Any bankruptcy or insolvency of our customers, or failure or delay by these parties to make payments to us under our agreements, would cause us to lose the revenue associated with these payments and adversely impact our cash flow, financial condition and results of operations.

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

The supply of timber available for sale in the market could increase for a number of reasons, including producers introducing new capacity or increasing harvest levels. Some governmental agencies, principally the U.S.D.A. Forest Service and the U.S. Department of the Interior’s Bureau of Land Management, own large amounts of timberlands. If these agencies choose to sell more timber from their holdings than they have been selling in recent years, timber prices could fall and our revenues could be reduced. Any large reduction in the revenues we expect to earn from our timberlands would reduce the returns, if any, we are able to achieve for our stockholders.

Uninsured losses relating to the timberlands we own and may acquire may reduce our stockholders’ returns.

The volume and value of timber that can be harvested from the timberlands we own and may acquire may be limited by natural disasters such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding, and other weather conditions and natural disasters, as well as other causes such as theft, trespass, condemnation, or other casualty. We do not intend to maintain insurance for any loss to our standing timber from natural disasters or other causes. Any funds used for such losses would reduce cash available for distributions to our stockholders.

The forest products industry and the market for timberlands are highly competitive, which could force us to pay higher prices for our properties or limit the amount of suitable timberlands we are able to acquire and thereby reduce our profitability and the return on an investment in us.

The forest products industry is highly competitive in terms of price and quality. We have only made two significant timberland property acquisitions. To the extent that we have access to capital to make acquisitions, we will be competing for timberlands with other entities, including traditional corporations and REITs, forestry products companies, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. Many of our competitors have more experience, greater financial resources, and a greater ability than we do to borrow funds to acquire properties. In recent years, the timberland investment business has experienced increasing competition for the purchase of timberlands from both commercial and residential real estate developers as a result of urban and suburban expansion. We expect this trend to continue. Many real estate developers have substantially greater financial resources than our company. In addition, many developers tend to use high relative amounts of leverage to acquire development parcels, which we may not be willing or able to incur. Purchases of timberland parcels for development not only reduce the amount of suitable timberland investment properties, but also tend to separate larger, existing timberlands into smaller units, which have reduced economies of scale and are less desirable for harvesting and the future marketability of the property for timber harvesting or other uses. Competition from real estate developers and others limits the amount of suitable timberland investments available for us to acquire, and any increase in the prices we expect to pay for timberland may reduce the returns, if any, we are able to achieve for our stockholders.

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

The Clean Water Act regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the Clean Water Act, it is unlawful to discharge any pollutant from a “point source” into navigable waters of the United States without a permit obtained under the National Pollutant Discharge Elimination System permit program of the Environmental Protection Agency, or the EPA. Storm water from roads supporting timber operations that is conveyed through ditches, culverts and channels are exempted by EPA rule from this permit requirement, leaving these sources of water discharge to state regulation. The scope of these state regulations vary by state and are subject to change, and the EPA’s exemption has recently been subject to legal challenges and legislative responses. To the extent we are subject to future federal or state regulation of storm water runoff from roads supporting timber operations, our operational costs to comply with such regulations could increase and our results of operations could be adversely affected.

We may be unable to obtain accurate data on the volume and quality of the standing timber on a property that we intend to acquire, which may impair our ability to derive the anticipated benefits from the timberlands.

The quality and reliability of data concerning timberlands varies greatly. Professional foresters collect data on species, volumes, and quantities of timber on a particular property by conducting “cruises” through the property. During these cruises, foresters sample timber stands at specified intervals and locations that have been pre-determined by forest statisticians. A cruise that is poorly designed or executed can result in misleading data. In addition, errors in compiling the data may lead to erroneous estimates of the volume and quality of the timber on a particular property. The latest inventory data available at the time of a timberland transaction may be based on cruises that are more than one year old. Timberland cruises are time-consuming and expensive, and, as a result, are usually not conducted on an annual basis. Consequently, timber inventories are often updated without a cruise by subtracting out the volume of timber that was harvested (usually an accurate number) and by adding in the volume of estimated tree growth (usually a less accurate number than the removal number). We may not be able to require an adjustment to the property purchase price from the seller if a post-acquisition cruise reveals a significant difference in timber volumes or quality from the pre-acquisition data. If we are unable to obtain or develop accurate and reliable data related to the timberlands in which we invest, then our assumptions, forecasts, and valuations relating to those timberlands will be inaccurate. As a result, we may not be able to realize the anticipated returns from those timberlands or to sell the property for the price that we anticipated, which could negatively impact our financial condition and results of operations.

Our estimates of the timber growth rates on our properties may be inaccurate, which would impair our ability to realize expected revenues from those properties.

We rely upon estimates of the timber growth rates and yield when acquiring and managing timberlands. These estimates are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and yield estimates are developed by forest statisticians using measurements of trees in research plots on a property. The growth equations predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If these estimates are inaccurate, our ability to manage our timberlands in a profitable manner will be diminished, which may cause our results of operations to be adversely affected.

Changes in assessments, property tax rates and state property tax laws may reduce our net income and our ability to make distributions to our stockholders.

Our expenses may be increased by assessments of our timberlands and changes in property tax laws. We generally intend to hold our timberlands for a substantial amount of time. Property values tend to increase over time, and as property values increase, the related property taxes generally also increase, which would increase the amount of taxes we pay. In addition, changes to state tax laws or local initiatives could also lead to higher tax rates on our timberlands. Because each parcel of a large timberland property is independently assessed for property tax purposes, our timberlands may receive a higher assessment and be subject to higher property taxes. In some cases, the cost of the property taxes may exceed the income that could be produced from that parcel if we continue to hold it as timberland. If our timberlands become subject to higher tax rates, such costs could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

Changes in land uses in the vicinity of our timberlands may increase the amount of the property that we classify as HBU properties, and property tax regulations may reduce our ability to realize the values of those HBU properties.

An increase in the value of other properties in the vicinity of our timberlands may prompt us to sell parcels of our land as HBU properties. Local, county and state regulations may prohibit us from, or penalize us for, selling a parcel of timberland for real estate development. Some states regulate the number of times that a large timberland property may be subdivided within a specified time period, which would also limit our ability to sell our HBU property. In addition, in some states timberland is subject to certain property tax policies that are designed to encourage the owner of the timberland to keep the land undeveloped. These policies may result in lower taxes per acre for our timberlands as long as they are used for timber purposes only. However, if we sell a parcel of timberland in such states as HBU property, we may trigger tax penalties, which could require us to repay all of the tax benefits that we have received. Our inability to sell our HBU properties on terms that are favorable to us could negatively affect our financial condition and our ability to make distributions to our stockholders.

We may be unable to properly estimate non-timber revenues from any properties that we acquire, which would impair our ability to acquire attractive properties, as well as our ability to derive the anticipated revenues from those properties.

If we acquire additional properties, we likely will expect to realize revenues from timber and non-timber-related activities, such as the sale of conservation easements and recreational leases. Non-timber activities can contribute significantly to the revenues that we derive from a particular property. We will rely on estimates to forecast the amount and extent of revenues from non-timber-related activities on our timberlands. If our estimates concerning the revenue from non-timber-related activities are incorrect, we will not be able to realize the projected revenues. If we are unable to realize the level of revenues that we expect from non-timber activities, our revenues from the underlying timberland would be less than expected and our results of operations and ability to make distributions to our stockholders may be negatively impacted.

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

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our financial performance. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or our reinvestment of such proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced, or otherwise disposed of.

Any international investments we make will be subject to changes in global market trends that could adversely impact our ability to make distributions to our stockholders.

We may determine to acquire timberlands located in timber-producing regions outside the United States. These international investments could cause our business to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in U.S. locations. Adverse changes in the following factors, among others, could have a negative impact on our business, results of operations, and our financial condition:

•	effects of exposure to currency other than U.S. dollars, due to having non-U.S. customers and foreign operations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	regulatory, social, political, labor or economic conditions in a specific country or region; and

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

Our board of directors may increase the number of authorized shares of stock and issue stock without stockholder approval, including in order to discourage a third party from acquiring our company in a manner that could result in a premium price to our stockholders.

Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without stockholder approval, to amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into other classes or series of stock and to set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. In addition, our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders may believe is in their best interests.

In order to preserve our status as a REIT, our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price for our common stock or otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our board of directors (prospectively or retroactively), no person may actually or constructively own more than 9.8% of the outstanding shares of our capital stock or more than 9.8% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our Class A common stock.

Certain provisions of the Maryland General Corporation Law ("MGCL"), may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose super majority stockholder voting requirements unless certain minimum price conditions are satisfied; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

In addition, our charter obligates us to indemnify our directors and officers for actions taken by them in that capacity to the maximum extent permitted by Maryland law. The indemnification agreements that we entered into with our directors and certain of our officers also require us to indemnify these directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholder may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we are obligated to advance the defense costs incurred by our directors and our officers, and may, in the discretion of our board of directors, advance the defense costs incurred by our employees and other agents in connection with legal proceedings.

Risks Related to Our Debt Financing

Our existing indebtedness and any future indebtedness we may incur could adversely affect our financial health and operating flexibility.

In September 2012, we borrowed approximately $133.0 million from CoBank (the "CoBank Loan") to refinance the outstanding Mahrt loan balance and to partially fund a property acquisition related to a portion of our timberlands that we held under the LTC lease. We repaid approximately $0.6 million of the CoBank Loan with cash on-hand in 2012 and $80.2 million using the proceeds of the IPO. On December 19, 2013, we, through our subsidiaries, entered into a third amended and restated credit agreement (the "Amended CoBank Loan"), with CoBank, ACB ("CoBank"), Agfirst Farm Credit Bank, and Cooperatieve Centrale Raiffelsen-Boerenleenbank, B.A.("RaboBank"), and certain financial institutions. The Amended CoBank Loan amends and restates in its entirety the CoBank Loan. The Amended CoBank Loan provides for borrowing under credit facilities consisting of a $15.0 million revolving credit facility, a $150.0 million multi-draw term credit facility, and the $52.2 million outstanding under our existing term loan credit facility (collectively, the “New Credit Facilities”). We intend to use the new $150.0 million multi-draw credit facility for future timberland acquisitions.

Our existing indebtedness and any indebtedness we may incur in the future could have important consequences to us and the trading price of our Class A common stock, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to service the debt;

•	increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates;

•	limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;

•	limiting our ability or increasing the costs to refinance indebtedness;

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

Our financial condition could be adversely affected by financial and other covenants and other provisions under the Amended CoBank Loan or other debt agreements.

We entered into the Amended CoBank Loan agreement on December 19, 2013 and are required to comply with certain financial and operating covenants, including, among other things, covenants that require us to maintain certain leverage and coverage ratios and covenants that prohibit or restrict our ability to incur additional indebtedness, grant liens on our real or personal property, make certain investments, dispose of our assets and enter into certain other types of transactions. The Amended CoBank loan also prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than or equal to 45%. We may declare and pay distributions so long as our LTV ratio remains below 45% and we maintain a minimum fixed-charge coverage ratio of 1.05:1.00, or minimum liquidity balance as defined by the credit agreement. This requirement has restricted our ability to pay cash distributions in the past.Our credit agreement also subjects us to mandatory prepayment from proceeds generated from dispositions of timberlands, which may have the effect of limiting our ability to make distributions under certain circumstances. The mandatory prepayment excludes (1) the first $4.0 million (or $5.0 million) of cost basis of timberland dispositions in any fiscal year if (a) our LTV ratio calculated on a pro forma basis after giving effect to such disposition does not exceed 40% (or is below 30%), and (b) such cost basis is used as permitted under the facility; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the facility exceeds $5.0 million. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, a breach of these covenants or other event of default would allow CoBank to accelerate payment of the loan. Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

We may incur additional indebtedness which could increase our business risks and may reduce the value of your investment.

We have acquired, and in the future may acquire, real properties by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties. We may also borrow funds if needed to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. Our bylaws do not limit us from incurring debt until our aggregate debt would exceed 200% of our net assets.

Significant borrowings by us increase the risks of a stockholder’s investment. If there is a shortfall between the cash flow from our properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of a stockholder’s investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contains cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties.

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

Increases in interest rates could increase the amount of our debt payments and hinder our ability to pay distributions to our stockholders.

We have incurred significant indebtedness that accrues interest at a variable rate, and we may incur additional debt in the future. Interest we pay under the Amended CoBank Loan and any other debt we incur will reduce our operating cash flows and hinder our ability to make distributions to our stockholders. Additionally, if we incur additional variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

Economic conditions may have an impact on our business, our financial condition, and our ability to obtain debt financing in ways that we currently cannot predict.

Turmoil in the global financial system may have an impact on our business and our financial condition. Despite improved access to capital for some companies, the capital and credit markets continue to be affected by extreme volatility and have experienced disruption during the past several years. The health of the global capital markets remains a concern. We have relied on debt financing to finance our timberlands. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Disruptions in the financial markets could have an impact on our interest rate swap agreements if our counterparties are forced to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. We may be materially and adversely affected in the event of a significant default by one of our counterparties. In addition, depressed economic conditions could influence the levels of consumer spending and reduce the demand for goods produced from our wood, which would have a material adverse effect on our financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions; industry cycles; and financial, business, and other factors affecting our operations, many of which are beyond our control.

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

Stockholders should be aware that qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. In 2012, we entered into an option agreement with a prospective buyer relating to the sale of a timberlands parcel and received a substantial option premium in connection therewith. If that option were to lapse unexercised, we would be required to include the premium in gross income. While an existing IRS regulation purports to treat premium income from a lapsed option on real estate as nonqualifying gross income for REIT purposes, at the time we entered into the option agreement, we obtained an opinion from one of our tax advisors concluding that if the option lapsed unexercised, the premium income more likely than not would be treated as gain from the sale of real property, and therefore qualifying income, for purposes of the 75% and 95% gross income tests. Such opinion is based, in part, on the subsequent enactment of a statutory provision which treats income from the lapse of an option on property as gain from the sale of a capital asset if the underlying property is a capital asset. If the option were to lapse unexercised, a court were to disagree with such opinion and the resulting nonqualifying gross income caused us to fail to satisfy either or both gross income tests, we would not lose our REIT status if we reasonably relied on a reasoned opinion of our tax advisor, and instead we would be subject to a tax equal to the amount by which such nonqualifying gross income causes us to fail the gross income tests, multiplied by a fraction intended to reflect our profitability. We believe this reasonable cause exception should apply in that event, although there can be no assurance that the Internal Revenue Service, or the IRS, or the courts would agree.

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

Even if we continue to qualify to be taxed as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flows.

Even if we continue to qualify to be taxed as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

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

•
If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain may be subject to the 100% “prohibited transaction” tax.

•	Our taxable REIT subsidiaries will be subject to tax on their taxable income.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on stockholders’ investments.

As a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Delivered logs, if harvested and sold by a REIT directly, would likely constitute property held for sale to customers in the ordinary course of business and would, therefore, be subject to the prohibited transactions tax if sold at a gain. Accordingly, under the timber agreements, we sell standing timber to CatchMark TRS under pay-as-cut contracts which generate capital gain to us under Section 631(b) of the Code (to the extent the timber has been held by us for more than one year), and CatchMark TRS, in turn, harvests such timber and sells logs to MeadWestvaco. This structure should avoid the prohibited transactions tax, and we use a similar structure for the sale of delivered logs to other customers. However, if the IRS were to successfully disregard CatchMark TRS’ role as the harvester and seller of such logs for federal income tax purposes, our income, if any, from such sales could be subject to the 100% penalty tax. In addition, sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions. We intend to avoid the 100% prohibited transaction tax by satisfying safe harbors in the Code, structuring dispositions as non-taxable like-kind exchanges or making sales that otherwise would be prohibited transactions through one or more TRS' whose taxable income is subject to regular corporate income tax. We may not, however, always be able to identify properties that might be treated as part of a “dealer” land sales business. For example, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

The taxable income of CatchMark TRS is subject to federal and applicable state and local income tax. While we seek to structure the pricing of our timber sales to CatchMark TRS at market rates, the IRS could assert that such pricing does not reflect arm’s-length pricing and impute additional taxable income to CatchMark TRS.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which could lower the return on stockholders’ investments.

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

We conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs enables us to engage in non-REIT-qualifying business activities. However, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT-qualifying operations. Furthermore, because the income earned by our TRSs is subject to corporate income tax and is not subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we use them.

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

Risks Related to Our Common Stock

Although our Class B common stock is not listed on a national securities exchange following the IPO, sales of such shares or the perception that such sales could occur could have a material adverse effect on the trading price of our Class A common stock.

After giving effect to the IPO including the overallotment option the underwriters exercised in full on January 9, 2014 , approximately 25.0 million shares of our common stock have been issued and outstanding, of which approximately 9.5 million, or approximately 38%, were shares of our Class B common stock, which is divided equally among our Class B-1, Class B-2 and Class B-3 common stock. Although our Class B common stock is not listed on a national securities exchange, it is not subject to transfer restrictions (other than the restrictions on ownership and transfer of stock set forth in our charter); therefore, such stock will be freely tradeable. As a result, it is possible that a market may develop for shares of our Class B common stock, and sales of such shares, or the perception that such sales could occur, could have a material adverse effect on the trading price of our Class A common stock.

Additionally, all of our Class B common stock will be converted into Class A common stock over time. As a result, holders of shares of Class B common stock seeking to immediately liquidate their investment in our common stock could engage in immediate short sales of our Class A common stock prior to the date on which the Class B common stock converts into Class A common stock and use the shares of Class A common stock that they receive upon conversion of their Class B common stock to cover these short sales in the future. Such short sales could depress the market price of our Class A common stock.

Future conversions of our Class B common stock could adversely affect the market price of our Class A common stock.

As of February 28, 2014, we had approximately 9.5 million shares of our Class B-1, Class B-2 and Class B-3 common stock outstanding. Although our Class B common stock is not listed on a national securities exchange, our Class B-1 common stock, Class B-2 common stock, and Class B-3 common stock will convert automatically into Class A common stock 6 months, twelve months and eighteen months, respectively, following the listing of our Class A common stock on December 12, 2013; provided, however, that our board of directors has the authority to accelerate the conversion of the Class B-2 shares and Class B-3 shares to dates not earlier than 9 months and twelve months, respectively, following the listing with the consent of Raymond James. We cannot predict the effect that the conversion of shares of our Class B common stock into our Class A common stock will have on the market price of our Class A common stock, but these ongoing conversions may place downward pressure on the price of our Class A common stock, particularly at the time of each conversion.

The market price and trading volume of our Class A common stock may be volatile.

The U.S. stock markets, including the NYSE, on which our Class A common stock listed under the symbol “CTT,” have experienced significant price and volume fluctuations. As a result, the market price of shares of our Class A common stock is likely to be similarly volatile, and investors in shares of our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future.

In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock, including:

•	the annual yield from distributions on our Class A common stock as compared to yields on other financial instruments;

•	equity issuances by us, or future sales of substantial amounts of our Class A common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;

•	short sales or other derivative transactions with respect to our Class A common stock;

•	conversions of our Class B common stock into shares of our Class A common stock or sales of our Class B common stock or the perception that such sales may occur;

•	changes in market valuations of companies in the timberland or real estate industries;

•	increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of our Class A common stock to demand a higher yield;

•	fluctuations in stock market prices and volumes;

•	additions or departures of key management personnel;

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	publication of research reports about us or our industry by securities analysts or failure of our results to meet expectations of securities analysts;

•	failure to qualify as a REIT;

•	adverse market reaction to any indebtedness we incur in the future;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	changes in our earnings;

•	failure to satisfy the listing requirements of the NYSE;

•	failure to comply with the requirements of the Sarbanes-Oxley Act;

•	actions by institutional stockholders;

•	changes in accounting principles; and

•	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our stockholders.

If securities analysts do not publish research or reports about our business or if they downgrade our Class A common stock or our sector, the price of our common stock could decline.

The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares of common stock or our industry, or the stock of any of our competitors, the price of our shares could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our shares of common stock to decline.

Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing stockholders. Future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our stockholders, you will bear the risk of our future offerings reducing the market price of our common stock and diluting your proportionate ownership.

Increases in market interest rates may result in a decrease in the value of our Class A common stock.

One of the factors that may influence the price of our Class A common stock will be our distribution rate on the Class A common stock (as a percentage of the share price of our Class A common stock), relative to market interest rates. We have declared cash distributions for the first time for the first quarter of 2014 to be paid on March 17, 2014 and expect to declare cash distributions in the future. If market interest rates increase, prospective purchasers of our Class A common stock may desire a higher yield on our Class A common stock or seek securities paying higher dividends or yields. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution, and therefore we may not be able, or may not choose to, pay a higher distribution rate. As a result, if interest rates rise, it is likely that the market price of our Class A common stock will decrease, because potential investors may require a higher dividend yield on our Class A common stock as market rates on interest-bearing securities, such as bonds, rise.

There is currently no public market for shares of our Class B common stock, and as a result, Class B stockholders may receive less consideration for their shares than they may have received if they had been able sell immediately upon the listing of our Class A common stock on the NYSE.

There is currently no public market for shares of our Class B common stock until such shares convert into shares of our Class A common stock pursuant to the timing described in Item 1–Business, Recapitalization and Listing on the NYSE. We terminated the SRP, effective October 31, 2013, for all redemptions, even for redemptions in connection with death, disability and confinement to a long-term care facility. As a result, our Class B stockholders have very limited, if any, liquidity with respect to their shares of Class B common stock. Further, the trading price per share of common stock when the shares of Class B common stock convert into shares of Class A common stock could be very different than the trading price per share of the common stock on the date of the listing of our Class A common stock on the NYSE. As a result, Class B stockholders may receive less consideration for their shares than they may have received if they had been able to sell immediately upon the effectiveness of the listing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES
As of December 31, 2013, we owned interests in approximately 278,100 acres of timberland, consisting of approximately 247,200 acres held in fee-simple interests and approximately 30,900 acres held in leasehold interests. Our leased timberlands include approximately 20,500 acres under one long-term lease expiring in 2022, and approximately 10,400 acres under multiple, single-rotation leases expiring between 2013 and 2019. Our timberlands are located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities.

As of December 31, 2013, our timberlands contained an estimated 10.4 million tons of merchantable timber inventory, of which approximately 6.1 million tons was pulpwood, 2.3 million tons was chip-n-saw, and 2.0 million tons was sawtimber. Our methods of estimating our timber inventory are consistent with industry practices. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on statistical sampling of the harvestable timbered acres, known as timber sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of the oldest pre-merchantable age class into merchantable inventory. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors.

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. Because our timberlands are concentrated in the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, damage from natural disasters could impact a material portion of our timberlands at one time. Our active forest management should help to minimize these risks. Consistent with the practices of other timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters or other causes.

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

Market Information and Stockholders of Record

Our Class A common shares were listed on the NYSE on December 12, 2013 under the symbol “CTT”. Prior to December 12, 2013, none of our common stock was listed on a national securities exchange and there was no established public trading market for such shares. Our Class B common stock is not listed on a national securities exchange and there is no established public trading market for such shares. However, all of our Class B common stock will convert to publicly traded Class A common stock by June 12, 2015.

As of February 28, 2014, we had approximately 15.5 million shares of Class A common stock outstanding held by a total of 3,687 holders of record; approximately 3.2 million shares of Class B-1 common stock outstanding held by a total of 3,895 holders of record; approximately 3.2 million shares of Class B-2 common stock outstanding held by a total of 3,897 holders of record; and approximately 3.2 million shares of Class B-3 common stock outstanding held by a total of 3,898 holders of record. The number of stockholders is based on the records of ComputerShare Inc. ("ComputerShare") who serves as our registrar and transfer agent.

The table below reflects the range of intra-day high and low sales prices of our Class A common stock during December 2013:

	High	Low
2013
Fourth Quarter (1)	$14.00	$13.40
(1) The high/low sales prices are for the period from December 12, 2013 through December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Redemption of Common Stock

In connection with our transition to self-management, on September 18, 2013, our board of directors approved the termination of the share redemption plan ("SRP"), effective as of October 31, 2013. During the three months ended December 31, 2013, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchase		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Plan or Program
October 2013	8,333		$15.58	8,333	(1)
November 2013	—		n/a	—	—
December 2013	5,227	(2)	$13.50	5,227	—
Total	13,560		$14.78	13,560
______________________

(1)
Our share redemption plan commenced on August 11, 2006 and was amended on November 8, 2010, March 16, 2012, August 6, 2012, and September 18, 2013. In connection with the execution of the Master Agreement, on September 18, 2013, our board of directors terminated the SRP, effective as of October 31, 2013.

(2)
On December 12, 2013, we redeemed 5,227 shares for $70,554 to cash out the fractional shares of Class A common stock generated as the result of the Recapitalization at the IPO price of $13.50 per share.

Redemptions of Preferred Stock

Between October 2007 and December 2009, we issued 32,128 shares of Series A preferred stock and 11,500 shares of Series B preferred stock to Wells REF in exchange for approximately $32.1 million and $11.5 million, respectively. As of December 31, 2012, 27,585 shares of Series A preferred stock and 9,807 shares of Series B preferred stock were outstanding ("Preferred Shares") plus accrued but unpaid dividends.

On September 18, 2013, we entered into a preferred stock redemption agreement with Wells REF, Leo F. Wells, III, our former President and Chairman of the Board of CatchMark Timber Trust, and Douglas P. Williams, our former Executive Vice President, Secretary, Treasurer and Director of CatchMark Timber Trust. The agreement was subsequently amended on September 20, 2013 and October 25, 2013 (as amended, the “Preferred Stock Redemption Agreement”). Pursuant to the Preferred Stock Redemption Agreement, on December 17, 2013, we redeemed the outstanding 37,392 Preferred Shares at the original issue price of approximately $37.4 million, plus accrued but unpaid dividends of $11.6 million. As of December 31, 2013, no preferred shares were outstanding. For additional information on the Preferred Stock Redemption Agreement, see Note 9 – Stockholders' Equity of the accompanying consolidated financial statements.

Distributions

In connection with our transition to self-management, on September 18, 2013, our distribution reinvestment plan was terminated, effective as of September 18, 2013.

On December 19, 2013, our board of directors declared a cash distribution for the first quarter of 2014 for $0.11 per share for each class of our common stock. The distribution is payable on March 17, 2014 to stockholders of record as of February 28, 2014. We intend to make regular quarterly distributions to holders of our common stock. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

Timberlands represent a distinctive asset class that offers multiple means of value creation and return generation. Specifically, timberlands generally do not need to be harvested within a specific time frame, which provides timberland owners a degree of flexibility to either harvest timber and generate current cash returns, or defer harvest and accrue returns in the form of biological growth and inventory appreciation. Historically, we had not paid a cash distribution to our common stockholders and, therefore, our operating strategy was generally not driven by specific cash flow targets (other than those required to comply with the terms of our credit agreements) or distribution requirements. We also deferred significant harvest volume on our fee timberlands.

Our new management team implemented a revised business strategy that includes (1) increasing our annual harvest volume based on a sustainable harvest plan in order to support a distribution to our common stockholders and (2) establishing annual HBU sales targets. See further discussions in Item 7. Management Discussions and Analysis – Overview. If we are unable to sell our increased harvest volume or execute on our land sales program, we may not be able to generate cash returns necessary to support our estimated initial distribution range and our actual distribution may be lower than such range. Although we believe this estimated distribution range is based on reasonable assumptions regarding our anticipated revised harvest and HBU strategies, reflects our best currently available estimates and judgments, and presents, to the best of management’s current knowledge and belief, our expected course of action and the expected future financial performance in order to form a reasonable basis for setting the initial distribution, no assurance can be given that the estimates will prove accurate, and actual distributions may be significantly different from our estimated range. The assumptions set forth above and used in determining our estimated range of initial distributions are not intended to be a projection or forecast of our actual results of operations or our liquidity and have been made for the sole purpose of estimating the range of our initial quarterly distribution rate.

We cannot guarantee that our board of directors will not change our distribution policy in the future. The amount of distributions that we may pay to our common stockholders will be determined by our board of directors in its sole discretion and is dependent upon a number of factors, including, but not limited to, our financial condition, our capital requirements, our expectations of future sources of liquidity, current and future economic conditions and market demand for timber and timberlands and tax considerations. For more information regarding risk factors that could materially and adversely affect us and the payment of distributions, see Item 1A – Risk Factors.

If our operations do not generate sufficient cash flow to enable us to pay our intended or required distributions, we may be required to reduce our distributions or fund our distributions from working capital, borrowings or additional equity raises, or we may make a portion of required distributions in the form of a taxable stock dividend. Under certain circumstances, our credit agreements may limit our ability to make distributions to our common stockholders. Under our existing credit agreement, we may declare and pay distributions so long as our LTV ratio remains below 45% and we maintain a minimum fixed-charge coverage ratio of 1.05:1.00, or minimum liquidity balance as defined by the credit agreement. This requirement has restricted our ability to pay cash distributions in the past. Our credit agreement is also subject to mandatory prepayment from proceeds generated from dispositions of timberlands, which may have the effect of limiting our ability to make distributions under certain circumstances. The mandatory prepayment excludes (1) the first $4.0 million (or $5.0 million) of cost basis of timberland dispositions in any fiscal year if (a) our LTV ratio calculated on a pro forma basis after giving effect to such disposition does not exceed 40% (or is below 30%), and (b) such cost basis is used as permitted under the facility; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the facility exceeds $5.0 million. In addition, our charter allows us to issue preferred stock that could have a preference on distributions. We currently have no intention to issue any new shares of preferred stock, however if we issue any preferred stock in the future, the distribution preference on the preferred stock could limit our ability to make distributions to our common stockholders.

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT net taxable income, excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income including net capital gains. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs. However, under some circumstances, we may be required to pay distributions in excess of cash available for distribution in order to meet these distribution requirements, and we may need to borrow funds to make some distributions.

Recent Sale of Unregistered Securities

Pursuant to our Amended and Restated Independent Directors Compensation Plan, we granted 400 shares of restricted common stock to each of our three independent directors upon their re-election to our board of directors on August 9, 2013. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data for 2013, 2012, 2011, 2010, and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data" hereof.

	As of December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$8,613,907	$11,221,092	$6,848,973	$8,788,967	$5,636,878
Restricted cash and cash equivalents	$—	$2,050,063	$6,762,246	$7,852,763	$7,955,701
Total assets	$338,953,502	$350,260,242	$345,322,607	$360,491,122	$371,571,157
Total liabilities	$59,022,050	$140,173,053	$155,514,335	$199,831,437	$244,046,346
Total stockholders’ equity	$279,931,452	$210,087,189	$189,808,272	$160,659,685	$127,524,811
Outstanding debt	$52,160,000	$132,356,123	$122,025,672	$168,840,592	$216,841,297

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total revenues	$32,047,590	$44,199,779	$40,017,827	$47,582,144	$52,245,649
Operating loss	$(8,602,315)	$(3,699,599)	$(6,072,205)	$(5,460,961)	$(7,855,603)
Net loss	$(13,196,920)	$(8,870,732)	$(11,945,363)	$(15,809,720)	$(19,948,257)
Net loss available to common stockholders	$(13,556,704)	$(9,244,724)	$(13,502,038)	$(19,518,100)	$(23,588,636)
Per-share data—basic and diluted:
Net loss available to common stockholders	$(1.03)	$(0.29)	$(0.47)	$(0.86)	$(1.36)
Weighted-average common shares outstanding	13,145,779	12,741,822	11,395,632	9,122,648	6,922,680

Selected Operating Data:
Depletion	$8,505,024	$11,677,229	$11,759,282	$17,443,684	$21,513,106
Basis of timberland sold	$1,569,543	$7,187,733	$1,172,241	$3,228,363	$2,568,538
Timberland sale, in acres	1,167	6,016	1,173	3,005	1,763
Timberland acquisitions, in acres	1,786	30,199	1,397	—	—
Harvest volume, in tons	919,450	1,055,990	1,547,740	1,817,906	1,671,002

Cash Flow:
Adjusted EBITDA(1)	$3,469,152	$15,468,471	$7,169,366	$10,509,644	$13,738,972
Capital expenditures -excluding acquisitions	$444,003	$530,741	$530,927	$1,040,927	$1,022,994
Capital expenditures -acquisitions	$1,742,527	$22,523,861	$1,095,623	$—	$—

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
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. As of December 31, 2013, we owned interests in approximately 278,100 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production. As of December 31, 2013, our timberlands contained acreage consisted of approximately 73% pine stands and approximately 27% hardwood stands; and our timber inventory consisted of approximately 10.4 million tons of merchantable timber inventory, including approximately 6.1 million tons of pulpwood, 2.3 million tons of chip-n-saw, and 2.0 million tons of sawtimber.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of HBU timberland. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. For the years ended December 31, 2013, 2012, and 2011, approximately 60%, 54%, and 58%, respectively, of our net timber sales revenue was derived from the Timber Agreements. See Item 1. Business for additional information regarding the material terms of the Timber Agreements.

From our inception through October 24, 2013, we operated as an externally advised REIT pursuant to an advisory agreement under which Wells TIMO, a subsidiary of Wells REF, performed certain key functions on our behalf, including, among others, the investment of capital proceeds and management of our day-to-day operations. On October 25, 2013, we terminated the advisory agreement and became self-managed. Contemporaneous with this transaction, we entered into a transition service agreement with Wells REF through June 30, 2014. For additional details, please refer to Note 12 – Related-Party Transactions and Agreements of the accompanying consolidated financial statements.

Since our inception in 2005, we have completed two continuous non-listed domestic public offerings and one offering to non-U.S. persons. These offerings raised approximately $307.2 million in total offering proceeds. After deducting offering costs and other expenses of approximately $26.1 million and funding common stock redemptions of approximately $2.6 million under the SRP, net offering proceeds of approximately $278.1 million was used to partially fund the acquisition of timberlands, service acquisition-related debt, redeem shares of our preferred stock, and fund accrued dividends on redeemed shares of preferred stock.

On October 24, 2013, we effectuated a ten-to-one reverse stock split of our outstanding common stock (the “Reverse Stock Split”). Immediately following the Reverse Stock Split, we redesignated all of the then-authorized common stock as "Class A Common Stock." A stock dividend was declared and paid on October 25, 2013 (the “Stock Dividend” and, together with the Reverse Stock Split, the “Recapitalization”) pursuant to which each share of common stock outstanding as of October 24, 2013, following the Reverse Stock Split, received:

•one share of Class B-1 common stock; plus
•one share of Class B-2 common stock; plus
•one share of Class B-3 common stock.

Any fractional shares of Class A common stock outstanding after the reverse stock split also received an equivalent fractional share of Class B-1, Class B-2 and Class B-3 common stock, which was then immediately converted into Class A common stock.

Our Class B common stock is identical to our Class A common stock except that (1) we do not intend to list our Class B common stock on a national securities exchange and (2) shares of our Class B common stock will convert automatically into shares of our Class A common stock, pursuant to provisions of our charter, on the following schedule:

•six months following the listing, in the case of the Class B-1 common stock;
•12 months following the listing, in the case of the Class B-2 common stock; and
•18 months following the listing, in the case of the Class B-3 common stock.

Our board of directors has the authority to accelerate the conversion of the Class B-2 shares and the Class B-3 shares to dates not earlier than nine months and 12 months, respectively, following the listing with the consent of the underwriter of the IPO. On the 18-month anniversary of the listing, all shares of the Class B common stock will have converted into the Class A common stock.

The combined effect of the ten-to-one reverse stock split and the stock dividend is equivalent to a 2.5-to-one reverse stock split. The Recapitalization also had the effect of decreasing the total number of outstanding shares of our common stock, but did not change the number of shares of common stock that are authorized for issuance under our charter. The Recapitalization was effected on a pro rata basis with respect to all of our stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of our outstanding shares. We cashed out the fractional shares of Class A common stock for $13.50 per share on December 12, 2013.

On December 12, 2013, we listed our Class A common stock on the NYSE under the symbol "CTT". We completed our first listed public offering on December 17, 2013, selling 10.5 million shares and received gross proceeds of approximately $142.1 million. After deducting underwriter discounts and commissions of $9.9 million and direct IPO costs of $1.6 million, approximately $80.2 million of the net proceeds were used to repay outstanding balance under our CoBank term loan, and $49.0 million were used to redeem the Preferred Shares held by Wells REF and the accrued but unpaid dividends.

We have implemented a revised business strategy that includes (1) increasing our annual harvest volume based on a sustainable harvest plan in order to support a distribution to our common stockholders and (2) establishing annual HBU sales targets.

•
Harvest Volumes and Product Mix. Based on our current harvest plan, we expect to sustainably harvest approximately 0.9 million to 1.0 million tons of timber annually from our fee timberland properties. In addition, we expect that our leased timberlands will contribute, on average, approximately 100,000 tons of incremental annual harvest volume during the term of the leases. Over the long term, we anticipate that our harvest volume will be comprised of approximately 50% to 60% pulpwood products and approximately 40% to 50% sawtimber and chip-n-saw products. In 2014, we expect to harvest approximately 1.1 million tons from our fee timberlands and leased timberlands, which we expect will be comprised of over 70% pulpwood.

•
HBU Targets. Pursuant to our revised business strategy, we intend to establish annual HBU sales targets to further augment our stockholder distributions. Generally, we expect to monetize approximately 1% to 2% of our fee timberland acreage on an annual basis pursuant to our land sales program. In 2014, based on the current level of activity and preliminary sales discussions, we expect our revenue related to timberland sales to be approximately $8 million to $10 million. However, our actual HBU sales may vary from our targets and we may not ultimately be successful in generating attractive land sales at these levels.

We expect that a significant portion of any increased harvest volume will likely be sold to MeadWestvaco pursuant to the timber agreements, although we will also market and sell a portion of any increased volume to other third-party timber purchasers. Given the large number of forest products manufacturing facilities within a serviceable distance of our timberlands, our existing customer relationships and generally improving conditions in our end-markets, we believe that demand for our timber products will be sufficient to support our increased harvest volume. However, MeadWestvaco is not obligated to purchase additional volume under the timber agreements, and there can be no assurance that MeadWestvaco or other customers will purchase additional timber to support our revised business strategy. In addition, our actual harvest volume and product mix may vary from year-to-year significantly from our projected volume and mix levels, as we may revise our harvest plan or we may opt to defer or accelerate harvest based on market conditions. Furthermore, our actual HBU sales may vary from our targets and we may not ultimately be successful in generating attractive land sales at these levels.

Our operating strategy entails funding expenditures related to the recurring operations of the Mahrt Timberland, including interest on outstanding indebtedness and certain capital expenditures (excluding timberland acquisitions), with operating cash flows; assessing the amount of operating cash flows that will be required for additional timberland acquisitions; and distributing residual operating cash flows, if any, to our stockholders. We anticipate capital expenditures (excluding timberland acquisitions) for 2014 to be between $0.6 million and $0.7 million. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to repay or refinance our outstanding debt facility and to further grow and diversify our portfolio of timber assets.

General Economic Conditions and Timber Market Factors Impacting Our Business

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the timber markets in which we operate.

As measured by the U.S gross domestic product (“GDP”), the U.S. economy increased by 1.9% in 2013, as compared to an increase of 2.2% in 2012. The increase in real GDP in 2013 primarily reflected positive contributions from personal consumption expenditures, exports, residential fixed investment, nonresidential fixed investment, and private inventory investment, offset by negative contributions from federal government spending and increase in imports. According to the International Monetary Fund, U.S. economy will grow 2.8% in 2014. While management believes the U.S. economy is likely to continue its recovery, the recovery will likely maintain a moderate pace with fiscal policy presenting the biggest variable in the outlook.

Our operating results are influenced by a variety of factors, including timber prices; the demand for pulp and paper products, lumber, panel, and other wood-related products; the supply of timber; and competition. Timber prices can experience significant variation and that have been historically volatile. The demand for timber and wood products is affected primarily by the level of new residential construction activity, the supply of manufactured timber products, including imports of timber products, and, to a lesser extent, repair and remodeling activity and other commercial and industrial uses. The demand for timber also is affected by the demand for wood chips in the pulp and paper markets and for hardwood in the furniture and other hardwood industries.

The decline in U.S. residential construction that occurred from 2006 to 2011 led to a sharp reduction in demand for solid wood products, which in turn led to significantly depressed sawtimber stumpage prices, particularly in the U.S. South. However, several key global supply-demand factors are expected to positively impact the North American market for timber and timberlands over the next several years and beyond. These factors include: (1) the mountain pine beetle epidemic in British Columbia, which has caused the loss of significant timber resources in that region; (2) major timber supply contractions in Eastern Canada resulting from environmental conservation initiatives by governmental authorities; (3) the significant increase in lumber and log exports to China from British Columbia and the U.S. Pacific Northwest; and (4) the recent upturn in U.S. residential construction and consequent strengthening of demand for solid wood products in the United States. According to the U.S. Census, the number of housing starts increased approximately 20% through November 2013 as compared to 2012, and remodeling expenditures increased approximately 7.5% through November 2013 as compared to the same period in 2012.

Average timber prices in the U.S. South continued to rise during the fourth quarter, and all categories increased in 2013 as compared to 2012. Pine pulpwood and hardwood pulpwood prices increased and are near the highest level in a decade. Due to the continued emergence of pellet mills as a buyer of pulpwood and the continued strong demand from paper mills, we expect pine pulpwood prices, which continue to remain attractive by historical standards, to remain steady in 2014. Chip-n-saw price had a modest increase during 2013 as a result of improvements in the lumber and wood products markets, which continued to improve from decade lows. We anticipate sawtimber and chip-n-saw prices to further strengthen in 2014.

We plan to harvest approximately 1.1 million tons of timber this year, up from the 0.9 million-ton harvest in 2013. Our operating and financial plans for 2014 were established to meet volume obligations under the Timber Agreements and to continue to maximize the production capacity and long-term value of our timberlands. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of the forest. We intend to capitalize on the operational flexibility afforded to timberland owners in order to take advantage of then-prevailing market prices, including, but not limited to, adjusting harvest levels in context of supply and demand for wood in the local wood markets.

Liquidity and Capital Resources

Overview

On December 19, 2013, we entered into the Amended CoBank Loan , which amended and restated the CoBank loan in its entirety.
The Amended CoBank Loan provides for borrowing under credit facilities consisting of:

•	a $15.0 million revolving credit facility (the “Revolving Credit Facility”),

•	a $150.0 million multi-draw term credit facility (the “Multi-Draw Term Facility”), and

•
the remaining amount outstanding under the CoBank Term Loan (the “Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “New Credit Facilities”), which is $52.2 million.

The Amended CoBank Loan provides that the New Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $75.0 million, consisting of up to a $10.0 million increase in the Revolving Credit Facility and the remainder available for incremental term loans.
Borrowings under the Revolving Credit Facility may be used for working capital, to support letters of credit and other general corporate purposes, but may not be used for timber acquisitions. The Revolving Credit Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on our LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2018.
The Multi-Draw Credit Facility may be drawn upon up to five times during the period beginning on December 19, 2013 through December 19, 2016 and may be used to finance domestic timber acquisitions and associated expenses. Amounts repaid under the Multi-Draw Credit Facility may be re-borrowed prior to the third anniversary of the closing date. The Multi-Draw Facility will bear interest at an adjustable rate equal to a base rate plus between 0.75% and 2.00% or a LIBOR rate plus between 1.75% and 3.00%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2020. The Multi-Draw Credit Facility is interest only until the maturity date; however, if the our LTV Ratio is equal to or in excess of 35%, then principal payments will be required to be made beginning on December 31, 2016 at a per annum rate of 7.5% of the principal amount outstanding under the Multi-Draw Credit Facility.
The Term Loan Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on the our LTV Ratio,and will terminate and all amounts under the facility will be due and payable on December 19, 2018.
The Amended CoBank Loan is secured by a first mortgage in the our timberlands, a first priority security interest in all bank accounts held by us and a first priority security interest on all our other assets. In addition, our obligations under the Amended CoBank Loan are guaranteed by its subsidiaries. As of December 31, 2013, the outstanding balance of the Amended CoBank Loan was $52.2 million, all of which was outstanding under the Term Loan Facility.

On September 18, 2013, we entered into the Preferred Stock Redemption Agreement that, upon the closing of our IPO, calls for our redemption of the Preferred Shares for $1,000 per share plus accrued but unpaid dividends to the redemption date. Pursuant to the Preferred Stock Redemption Agreement, the Preferred Shares continued to accrue dividends daily at an annual rate of 1.0% of the issue price. On December 12, 2013, CatchMark Timber Trust redeemed its outstanding 37,392 Preferred Shares at the original issue price of approximately $37.4 million, plus accrued but unpaid dividends of $11.6 million. As of December 31, 2013, CatchMark Timber Trust had redeemed all outstanding shares of preferred stock.

We expect our primary sources of future capital are (i) cash generated from operations, (ii) borrowings under our existing and future credit facilities, and (iii) proceeds from selective dispositions. The amount of cash available for distribution to stockholders and the level of discretionary distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and debt service requirements, and our expectations of future cash flows.

Short-Term Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2013 was approximately $1.1 million, which was primarily comprised of payments for operating expenses, interest expense, advisor fees and expense reimbursements, forestry management fees, and general and administrative expenses in excess of net cash receipts from timber and timberland sales and recreational leases. In 2013, we funded certain expenses that are either non-recurring or are recoverable under our insurance policy, including $0.9 million in costs and expenses associated with our transition to self-management, listing on the NYSE, and IPO (indirect portion of IPO cost); $0.7 million in legal and consulting fees associated with the SEC investigation as described in Item 1– Business; and $0.4 million in compensation costs. We expect to generate positive cash flows from operating activities based on planned increases in harvest volume, planned HBU sales, and decrease in interest expense as a result of reduced debt levels.

For the year ended December 31, 2013, we spent approximately $0.4 million in reforestation and building roads, $1.7 million in timberland acquisitions, and received approximately $2.1 million that was released from lender-required escrow accounts. Net cash used in financing activities for the year ended December 31, 2013 was approximately $1.4 million and primarily represented inflows from the issuance of common stock and outflows of funds used to pay down the outstanding balance on the CoBank Loan, fund offering costs related to the IPO, redeem the outstanding preferred stock, fund financing costs of securing the New Credit Facilities, and to redeem our common stock pursuant to the SRP.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next twelve months.

The Amended CoBank Loan contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•
requires a minimum liquidity balance of $10.0 million until the date that we have achieved a fixed charge coverage ratio of not less than 1.05:1; after such date we must maintain a fixed coverage charge ratio of not less than 1.05:1.

We were in compliance with the financial covenants of the Amended CoBank Loan as of December 31, 2013.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from strategic property sales, proceeds from secured or unsecured financings from banks and other lenders, and public offerings of our common stock. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, and stockholder distributions.

In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to partially fund timberland acquisitions, and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Proceeds from future equity offerings and debt financings may be used to acquire timberlands, fund capital expenditures, and pay down existing and future borrowings.

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of December 31, 2013, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 14%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of December 31, 2013, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations (1)	$52,160,000	$—	$—	$—	$52,160,000
Estimated interest on debt obligations (1) (2)	4,513,174	771,207	1,622,350	1,562,858	556,759
Operating lease obligations (3)	5,636,251	771,738	1,341,763	1,314,250	2,208,500
Other liabilities (4)	884,550	5,179	257,881	217,953	403,537
Total	$63,193,975	$1,548,124	$3,221,994	$3,095,061	$55,328,796

(1)	Represents respective obligations under the Amended CoBank Loan as of December 31, 2013.

(2)
Amounts include impact of an interest rate swap. See Note 5 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information. On January 9, 2014, the underwriters of our IPO exercised their overallotment option to purchase approximately 1.6 million shares of our Class A common stock for $13.50 per share. We used $18.2 million of the proceeds to repay the balance outstanding on the Term Loan Facility and reduced our debt balance to $34. 0 million as of January 9, 2014. Future interests are calculated based on the actual debt balance outstanding for the applicable periods.

(3)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the years ended December 31, 2013, 2012, and 2011 is shown in the following tables:

	Years Ended December 31,		Change
	2013	2012	%
Timber sales volume (tons)
Pulpwood	636,227	697,307	(9)%
Sawtimber (1)	283,223	358,683	(21)%
	919,450	1,055,990	(13)%
Net timber sales price (per ton)(2)
Pulpwood	$12	$10	14%
Sawtimber	$20	$21	(3)%
Timberland sales
Gross sales	$2,498,757	$10,972,440
Sales volumes (acres)	1,167	6,016
Sales price (per acre)	$2,141	$1,824

	Years Ended December 31,		Change
	2012	2011	%
Timber sales volume (tons)
Pulpwood	697,307	969,549	(28)%
Sawtimber (1)	358,683	306,063	17%
	1,055,990	1,275,612	(17)%
Net timber sales price (per ton)(2)
Pulpwood	$10	$9	11%
Sawtimber	$21	$20	5%
Timberland sales
Gross sales	$10,972,440	$1,740,586
Sales volumes (acres)	6,016	1,125
Sales price (per acre)	$1,824	$1,547
(1)Includes sales of chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011.

In addition, our results of operations for the historical periods presented may not be indicative of our future results of operations to the extent our future results of operations are impacted by our transition to self-management. We intend to implement a revised business strategy that will increase our annual harvest volume to approximately 1.1 million tons based on a sustainable harvest plan, over 70% of which is expected to be pulpwood and establish annual HBU sales targets in the range of 1% to 2% of our fee timberland acreage. General and administrative expenses, excluding non-recurring expenses related to the transition to self-management and the IPO, are expected to increase as a result of employee-related costs and other costs we will incur as a self-managed company, which will be at least partially offset by the elimination of the advisory fees and expenses we paid to Wells TIMO as an externally managed company. The net effect of our increased employee-related costs and the elimination of the advisory fees and expenses is not expected to be material. However, there may be additional and unforeseen cost and expenses attributable to operating as a self-managed company.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012

Revenues. Revenues decreased to approximately $32.0 million for the year ended December 31, 2013 from approximately $44.2 million for the year ended December 31, 2012 due to a decrease in timber sales revenue of approximately $3.8 million and a decrease in timberland sales revenue of approximately $8.5 million. Timber sales revenue is lower primarily due to a 13% planned reduction in harvest volume. Timberland sales revenue decreased due to selling fewer acres in 2013. Details of timber sales by product for the years ended December 31, 2013 and 2012 are shown in the following table:

	For the Year Ended December 31, 2012	Changes attributable to:		For the Year Ended December 31, 2013
		Price	Volume
Timber sales(1)
Pulpwood	$18,037,137	$625,359	$(1,911,894)	$16,750,602
Sawtimber (2)	12,473,399	221,660	(2,742,287)	9,952,772
	$30,510,536	$847,019	$(4,654,181)	$26,703,374

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs decreased to approximately $13.6 million for 2013 from approximately $15.8 million for 2012 as a result of an approximately 15% decrease in delivered sales volume. Depletion expense decreased by 27% to approximately $8.5 million in 2013 from approximately $11.7 million in 2012 due to a lower blended depletion rate and a 13% decrease in harvest volumes. Our blended depletion rate was lower in 2013 due to a decrease in harvests of timber from the LTC tracts as a percentage of our total harvest in 2013 as compared to 2012. As a result of an acquisition of approximately 30,000 acres of timberland in 2012 where we previously held LTC leasehold interests, approximately 12% of our merchantable timber inventory was recategorized as fee timber, which is depleted at much lower rates than timber from leased tracts. Cost of timberland sales decreased due to selling fewer acres.

Forestry management fees increased to approximately $2.8 million for the year ended December 31, 2013 from approximately $2.3 million for the year ended December 31, 2012. The increase is primarily due to, as a result of our transition to self-management, incurring compensation costs related to our forest management staff. Land rent expense decreased to approximately $1.0 million in 2013 from $1.6 million in 2012 primarily due to expiration of leases and the acquisition of 30,000 acres of LTC timberland as described above.

General and administrative expenses increased approximately $4.4 million in 2013 from 2012. The increase was primarily attributable to incurring expenses associated with our transition to self-management, listing on the NYSE , and the IPO, including (a) $1.0 million increase in legal fees; (b) $0.4 million increase in consulting fees; (c) $0.2 million increase in transfer agent fees; and (d) $0.2 million increase in payments to the independent directors. Additionally, as a result of becoming a self-managed company, we incurred employee related costs starting on October 25, 2013, including salary and benefit costs of $0.3 million and stock based compensation expense of $1.5 million related to restricted stock grants issued to our employees. Also, as disclosed in Item 1 – Business, the SEC is conducting an investigation into WIS, the dealer-manager of our two completed non-listed public offerings, and we incurred $0.7 million in legal and consulting fees to assist with this ongoing investigation. In February 2014, we filed a claim seeking insurance recovery for costs incurred to date associated with this matter under our director and officer insurance policy and expect future costs to be covered by the said policy as well.

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements for the year ended December 31, 2013 was comparable to that for the year ended December 31, 2012. In connection with our transition to self-management, our advisory agreement with Wells TIMO was terminated effective October 25, 2013. As such, we did not incur additional advisor fees and expense reimbursements subsequent to October 25, 2013.

Interest expense. Interest expense decreased by approximately $0.3 million to $4.7 million for the year ended December 31, 2013 primarily due to a decrease in non-cash interest expense. We expect interest expense for 2014 to be lower than 2013 due to lower outstanding debt balance, before any additional borrowings. In general, interest expenses in future periods will vary based on our level of future borrowings, the cost of future borrowings, and the opportunities to acquire timber assets fitting our investment objectives.

Net loss. Our net loss increased to approximately $13.2 million for the year ended December 31, 2013 from approximately $8.9 million for the year ended December 31, 2012 as a result of an approximately $4.9 million increase in our operating loss, offset by a $0.3 million decrease in our interest expense. Our operating loss increased primarily due to the increase in general and administrative expenses, the decrease in net timberland sales, offset by an increase in timber sales revenue net of contract logging and hauling costs and depletion expense. We sustained a net loss for the year ended 2013 primarily as a result of incurring an operating loss of approximately $8.6 million and interest expense of approximately $4.7 million. Our net loss per share available to common stockholders for the years ended December 31, 2013 and 2012 was $1.03 and $0.73, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011

Revenue. Revenues increased to approximately $44.2 million for the year ended December 31, 2012 from approximately $40.0 million for the year ended December 31, 2011 due to a increase in timberland sales revenue of approximately $9.2 million, offset by a decrease in timber sales revenue of approximately $5.0 million. Timberland sales revenue increased due to selling more acres of timberland. Timber sales revenue decreased primarily due to reductions in harvest volumes as planned. Details of timber sales by product for the year ended December 31, 2012 and 2011 is shown in the following table:

	For Year Ended December 31, 2011	Changes attributable to:		For the Year Ended December 31, 2012
		Price	Volume
Timber sales(1)
Pulpwood	$25,205,706	$805,073	$(7,973,642)	$18,037,137
Sawtimber (2)	10,328,210	232,443	1,912,746	12,473,399
	$35,533,916	$1,037,516	$(6,060,896)	$30,510,536

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.
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

Advisor fees and expense reimbursements. Advisor fees and expense reimbursements increased to approximately $3.7 million for 2012 from approximately $3.3 million for 2011 as a result of using different methodologies to determine the amounts due under the Advisory Agreement and its amendments. Beginning with the second quarter of 2012, advisor fees and expense reimbursements were determined under Advisory Agreement Amendment No. 2, which limited the amounts of advisor fees and expense reimbursements to the lesser of (i) 1.0% of assets under management as of the last day of the quarter less advisor fees paid for the preceding three quarters, and (ii) free cash flow (as defined) for the four quarters then ended in excess of an amount equal to 1.25 multiplied by our interest expense for the four quarters then ended. From the second quarter of 2011 to the first quarter of 2012, advisor fees and expense reimbursements were determined under the Advisory Agreement Amendment No. 1 that limited the amounts of advisor fees and expense reimbursements to the least of (i) an asset management fee equal to one-fourth of 1.0% of assets under management plus reimbursements for all costs and expenses Wells TIMO incurred in fulfilling its duties as the asset manager; (ii) one fourth of 1.5% of assets under management, or (iii) free cash flow (as defined) in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. In the first quarter of 2011, advisor fees and expense reimbursements of approximately $1.6 million were determined under the Advisory Agreement. In connection with our transition to self-management, we terminated the advisory agreement on October 25, 2013.

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

Net loss. Our net loss decreased to approximately $8.9 million for the year ended December 31, 2012 from approximately $11.9 million for the year ended December 31, 2011, primarily as a result of an approximately $2.4 million improvement in operating loss, an approximately $0.4 million decrease in interest expense, and an approximately $0.3 million decrease in loss on interest rate swap. Our operating loss improved due to an increase in net timber and timberland sales revenue of approximately $2.0 million and an approximately $0.6 million decrease in land rent expense. We sustained a net loss for the year ended December 31, 2012 primarily as a result of incurring interest expense of approximately $5.0 million in connection with borrowings used to finance the purchase of the Mahrt Timberland and an operating loss of approximately $3.7 million. We opted to leverage the Mahrt Timberland acquisition with substantial short-term and medium-term borrowings as a result of sourcing this acquisition in advance of raising investor proceeds under our Offerings. Our net loss per share available to common stockholders for the years ended December 31, 2012 and 2011 was $0.73 and $1.18, respectively.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash, ability to satisfy rating agency and lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of operating performance and cash generating capacity. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their noncash nature, and we refer to this measure as Adjusted EBITDA. As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be viewed as an alternative to net income or cash from operations as measurements of our operating performance. Due to significant amount of timber assets subject to depletion and significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial condition and cash generating ability. We had substantial amount of debt subject to interest and amortization expense from inception until we reduced the debt balance to $52.2 million in December 2013. Our credit agreements contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments.

For the year ended December 31, 2013, Adjusted EBITDA was $3.5 million, a $12.0 million decrease from the year ended December 31, 2012, primarily due to an $8.0 million decrease in revenue from timberland sales during 2013, a $1.6 million decrease in net timber sales, and a $2.9 million increase in general and administrative expenses; offset by a $0.5 million decrease in land rent expenses as a result of lease expirations. Our reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2013, 2012, and 2011 follows:

	2013	2012	2011
Net loss	$(13,196,920)	$(8,870,732)	$(11,945,363)
Add:
Depletion	8,505,024	11,677,229	11,759,282
Basis of timberland sold	1,569,543	7,187,733	1,172,241
Amortization (1)	1,487,235	2,007,239	684,857
Stock-based compensation expense	1,838,082	28,333	21,667
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	(128,934)	(847,743)	(531,512)
Interest expense (1)	3,395,122	4,289,204	5,938,800
Basis of casualty loss	—	25,541	91,061
Basis of timber on terminated lease	—	—	26,850
Adjusted EBITDA	$3,469,152	$15,496,804	$7,217,883

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Portfolio Information

As of December 31, 2013, we owned interests in approximately 278,100 acres of timberland, consisting of approximately 247,200 acres held in fee-simple interests and approximately 30,900 acres held in leasehold interests. Our leased timberlands include approximately 20,500 acres under one long-term lease expiring in 2022, which we refer to as the long-term contract or LTC lease, and approximately 10,400 acres under multiple, single-rotation leases expiring between 2013 and 2019, which we refer to as the private land management or PLM leases. Our timberlands are located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities.

As of December 31, 2013, our timberlands contained an estimated 10.4 million tons of merchantable timber inventory, of which approximately 6.1 million tons was pulpwood, 2.3 million tons was chip-n-saw, and 2.0 million tons was sawtimber. Our methods of estimating our timber inventory are consistent with industry practices. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on statistical sampling of the harvestable timbered acres, known as timber sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of the oldest pre-merchantable age class into merchantable inventory. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors.

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. Because our timberlands are concentrated in the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia, damage from natural disasters could impact a material portion of our timberlands at one time. Our active forest management should help to minimize these risks. Consistent with the practices of other timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters or other causes.

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
Timber Assets
Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated amortization. We capitalize timber and timberland purchases. Reforestation costs, including all costs associated with stand establishment, such as site preparation, costs of seeds or seedlings, planting, fertilization and herbicide application, are capitalized. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
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

Related-Party Transactions and Agreements

Wells Capital, Inc., or Wells Capital, a subsidiary of Wells REF, was our initial sponsor. On October 25, 2013, we became self-managed by terminating our advisory agreement with Wells TIMO, a subsidiary of Wells Capital. We also hired certain individuals to serve as our management team, including individuals who were previously employed by Wells REF, such as Brian M. Davis, our Senior Vice President and Chief Financial Officer. Mr. Davis also served as our Chief Financial Officer prior to our transition to self-management. Until our transition to self-management, Leo F. Wells served as our Chairman of the Board and President and Douglas P. Williams served as our Executive Vice President, Secretary and Treasurer and one of our directors. Messrs. Wells and Williams also resigned as directors of our company on December 11, 2013, the effective date of the registration statement for this offering. They continue to serve as officers and directors of other affiliates of Wells REF. Wells REF, which is owned by Mr. Wells.

We entered into the master self-management transition agreement, or the Master Agreement, with Wells REF and Wells TIMO, which provides the framework for our separation from Wells REF and its affiliates and our transition to self-management. On October 24, 2013, we, our operating partnership, Wells REF and Wells TIMO agreed to amend the master agreement to advance the date of our self-management transition to October 25, 2013. As a result, we and our operating partnership entered into two agreements with these entities to provide services to us on a temporary and non-exclusive basis. These agreements include a transition services agreement that will terminate on June 30, 2014 and a month-to-month office sublease for our corporate headquarters for up to five months. Pursuant to the transition services agreement, we are obligated to pay Wells REF a consulting fee equal to $22,875 per month, and Wells REF will receive a prorated amount equal to $4,428 for the period from October 25, 2013 through October 31, 2013. We also reimburse Wells REF for expenses it incurs in connection with the services provided, excluding its administrative services expenses such as personnel and overhead costs. The office sublease provides for monthly base rent of $5,961, which is not payable for the months of October, November and December 2013, plus additional costs for various space-related services.

Pursuant to the Master Agreement, upon the termination of the advisory agreement, the special partnership units of our operating partnership owned by Wells TIMO were automatically redeemed for no consideration. The 200 common partnership units of our operating partnership previously held by Wells TIMO were purchased by CatchMark LP Holder,

LLC, which we refer to as the limited partner or CatchMark LP Holder, our newly formed subsidiary, on October 25, 2013, for $1,312, based on our estimated per share value as of September 30, 2012.

All related person transactions must be approved or ratified by a majority of the disinterested directors on our board of directors. For more information about our relationship with Wells REF and its affiliates, see Item 13. Certain Relationships and Related Transaction, And Director Independence.

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
Subsequent Events
Exercise of Overallotment Option

On January 9, 2014, the underwriters for the IPO exercised their overallotment option to purchase 1,578,947 shares of our Class A common stock in full. After deducting $1.5 million of underwriter discounts and commissions, we received net proceeds of $19.8 million, $18.2 million of which was used to pay down the outstanding CoBank loan.

Timberland Acquisition Agreement

On March 13, 2014, we entered into a purchase and sales agreement (the "PSA") with Forestree VI LP and Forestree VI Texas LP (collectively, the "Seller") to purchase approximately 36,000 acres of timberland for approximately $74.0 million. The PSA is subject to the approval of the investment committee of Hancock Natural Resource Group, Inc. on or before March 20, 2014. This acquisition is also subject to customary closing conditions and we cannot guarantee that it will be completed. This transaction is expected to close in April and will be funded through debt financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into our credit agreements, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of December 31, 2013, we had approximately $52.2 million outstanding on the Amended CoBank Loan, which matures on December 19, 2018 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR Rate plus a margin ranging from 1.50% to 2.75% based upon the then-current LTV Ratio.

The Rabobank Forward Swap entered into on October 23, 2012 became effective on March 28, 2013. Under the Rabobank Forward Swap, we pay interest at a fixed rate of 0.9075% per annum and receive variable LIBOR-based interest payments from Rabobank between March 28, 2013 and September 30, 2017. As of December 31, 2013, the weighted-average interest rate of the CoBank Loan, after consideration of the Rabobank Forward Swap, was 2.14%.

Approximately $33.0 million of our total debt outstanding as of December 31, 2013 is subject to an effectively fixed-interest rate when coupled with Rabobank Forward Swap. As of December 31, 2013, this balance incurred interest expense at an average rate of 2.4075%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of December 31, 2013, after consideration of the Rabobank Forward Swap, approximately $19.2 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 1.67% as of December 31, 2013. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.2 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the Amended CoBank Loan and acquisition of timberland properties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2013, 2012, or 2011.

ITEM 9A.    CONTROLS AND PROCEDURES
Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, our management believes that, as of December 31, 2013, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

We have provided below certain information about our directors executive officers. Each director will serve until the next annual meeting of our stockholders (unless noted otherwise) or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2014.

Name	Age	Position(s)	Term of Office
Willis J. Potts, Jr. (1)	67	Chairman of the Board	Since 2006
Alan D. Gold (2)	53	Independent Director	Since 2013
Donald S. Moss	78	Independent Director	Since 2006
Douglas D. Rubenstein (2)	51	Independent Director	Since 2013
Henry G. Zigtema	62	Independent Director	Since 2012
Jerry Barag (3)	55	Chief Executive Officer, President and Director	Since 2013
Brian M. Davis	44	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	Since 2013
John F. Rasor (3)	70	Chief Operating Officer, Secretary and Director	Since 2013
(1) Willis J. Potts, Jr. was elected as Chairman of the Board on November 7, 2013.

(2)	Alan D. Gold and Douglas D. Rubenstein were appointed as independent members of our board of directors on December 17, 2013.

(3)	Jerry Barag and John F. Rasor were elected as our executive officers on October 25, 2013 and as directors on December 17, 2013.

In connection with our separation from Wells REF and transition to self-management, our two former directors affiliated with Wells REF resigned from their roles with our company. Leo F. Wells, III resigned as Chairman of the Board and President, effective upon our transition to self-management, which occurred on October 25, 2013. Douglas P. Williams resigned as Executive Vice President, Secretary and Treasurer, effective upon our transition to self-management. Upon our transition to self-management,. Messrs. Wells and Williams also resigned as directors, effective as of December 11, 2013.

There are no family relationships between any directors or executive officers, or between any director and executive officer.

Willis J. Potts, Jr. has served as our Chairman of the Board since November 7, 2013 and as one of our independent directors since 2006. From 1999 until his retirement in 2004, Mr. Potts served as Vice President and General Manager of Temple-Inland Inc., a major forest products corporation, where he was responsible for all aspects of the management of a major production facility, including timber acquisition, community relations and governmental affairs. From 1994 to 1999, Mr. Potts was Senior Vice President of Union Camp Corporation, where he was responsible for all activities of an international business unit with revenues of approximately $1 billion per year, including supervision of acquisitions and dispositions of timber and timberland, controllership functions and manufacturing. From 2004 to 2007, Mr. Potts served as the chairman of the board of directors of the Technical Association of the Pulp and Paper Industry (TAPPI), the largest technical association serving the pulp, paper and converting industry. From 2006 to 2012, Mr. Potts served on the Board of Regents of The University System of Georgia. Mr. Potts also serves as a director of J&J Industries, a privately held carpet manufacturing company. Mr. Potts received a Bachelor of Science degree in Industrial Engineering from the Georgia Institute of Technology. He also completed the Executive Program at the University of Virginia.

Our board of directors has determined that Mr. Potts’ extensive experience in the acquisition and disposition of timber and timberland, combined with his experience serving as a director of, and otherwise managing, organizations engaging in these activities, enable Mr. Potts to effectively carry out his duties and responsibilities as director.

Alan D. Gold has served as one of our independent directors since December 2013. Mr. Gold has served as Chairman of the Board and Chief Executive Officer of BioMed Realty Trust, Inc., or BioMed, a publicly traded REIT focused on acquiring, developing and managing laboratory and office space for the life science industry, since its formation in 2004. Mr. Gold served as President of BioMed from 2004 to December 2008 and as Chairman of the Board, President and Chief Executive Officer of BioMed’s privately-held predecessor, Bernardo Property Advisors, Inc., from 1998 to 2004. Mr. Gold was a co-founder and served as President and a director of Alexandria Real Estate Equities, Inc., a publicly traded REIT specializing in acquiring and managing laboratory properties for lease to the life science industry, from its predecessor’s inception in 1994 until 1998. Mr. Gold served as managing partner of GoldStone Real Estate Finance and Investments, a partnership engaged in the real estate and mortgage business, from 1989 to 1994, as Assistant Vice President of Commercial Real Estate for Northland Financial Company, a full-service commercial property mortgage broker, from 1989 to 1990, and as Commercial Real Estate Investment Officer for John Burnham Company, a regional full-service commercial property mortgage banker, from 1985 to 1989. He served as a director of American Assets Trust, Inc., a publicly traded REIT focused on acquiring, developing and managing retail, office, multifamily and mixed-use properties, from August 2011 to March 2013. Mr. Gold received his Bachelor of Science Degree in Business Administration and his Master of Business Administration from San Diego State University.

Our board of directors has determined that Mr. Gold’s extensive experience in real estate investment and management, particularly his experience serving as a director of publicly traded REITs, provides him with skills and knowledge that will enable him to effectively carry out his duties and responsibilities as a director.

Donald S. Moss has served as one of our independent directors since 2006. Mr. Moss is also an independent director of Piedmont Office Realty Trust, Inc., or Piedmont REIT, a publicly held REIT. He was employed by Avon Products, Inc. from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations—Worldwide from 1976 to 1979, Group Vice President of Sales—Worldwide from 1979 to 1980, Senior Vice President—International from 1980 to 1983 and Group Vice President—Human Resources and Administration from 1983 until his retirement. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand and Avon Malaysia from 1980 to 1983. Mr. Moss is a past president and former director of The Atlanta Athletic Club, a former director of the Highlands Country Club in Highlands, North Carolina and the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss attended the University of Illinois.

Our board of directors has determined that Mr. Moss’s experience serving as a director for other organizations, including several REITs, provides him with the business management skills and real estate knowledge desired to effectively carry out his duties and responsibilities as director.

Douglas D. Rubenstein has served as one of our independent directors since December 2013. Mr. Rubenstein has served as Senior Vice President and Director of Capital Markets and Business Strategy for Benjamin F. Edwards & Company, Inc., a private, full-service broker-dealer, since June 2012. From 2007 to June 2012, he held various positions in the Real Estate Investment Banking Group of Stifel, Nicolaus & Company, Inc., or Stifel, including Managing Director from 2007 to August 2008, Co-Group Head from August 2008 to December 2008 and Managing Director and Group Head from January 2009 to June 2012. From 1985 to 2007, he served in a variety of roles in the Capital Markets Division of A.G. Edwards & Sons, Inc., a U.S.-based financial services company that was acquired by Wachovia Corporation (now Wells Fargo & Company) in 2007, and was promoted from Analyst ultimately to Managing Director and Real Estate Group Coordinator. Mr. Rubenstein currently serves as a trustee at Whitfield School and previously served as a board member and Chairman of Life Skills, a non-profit organization, for 16 years. He holds Series 7 (grandfathered into Series 79) , 24 and 63 licenses and was formerly a member of the National Association of Real Estate Investment Trusts, or NAREIT. Mr. Rubenstein holds a Bachelor of Arts in Economics from Lake Forest College and a Master of Business Administration from the John M. Olin School of Business at Washington University.

Our board of directors has determined that Mr. Rubenstein’s extensive experience in the real estate industry and, specifically, raising capital for real estate companies, provides him with skills and knowledge that will enable him to effectively carry out his duties and responsibilities as a director.

Henry G. Zigtema has served as one of our independent directors since September 2012. Mr. Zigtema is an adjunct professor of accounting at Oglethorpe University and serves on the President’s Advisory Board at Oglethorpe. Prior to his retirement in 2006, Mr. Zigtema spent 28 years with Ernst & Young LLP, or Ernst & Young, and its predecessor firm, Arthur Young and Company. From 2001 to 2006, Mr. Zigtema was the Southeast Area Tax Managing Partner for Ernst & Young’s Real Estate Practice. During his career, Mr. Zigtema served in several key positions, including Area Director of Tax, Plains State Area Industry Leader for Telecommunications, Oil and Gas, and Real Estate as well as a National Office Partner for Strategic Business Services. Mr. Zigtema served as the tax engagement partner or client service partner for a wide variety of clients, including multinational companies such as Sprint, Zion’s Bank, US Bank, Piedmont REIT, Columbia Property Trust, Inc., or Columbia, various publicly traded REITs in the retail, office, apartment and mortgage spaces, as well as a number of private clients. Past board of director involvement includes Maur Hill Prep School, Kapaun Mt. Carmell High School, St. Thomas Aquinas School, Wichita State Accounting Conference Committee, Sedgewick County Zoo and Ronald McDonald House. Mr. Zigtema is currently the chair of the Finance Committee for the Robert W. Woodruff Library. Mr. Zigtema has contributed to various Ernst & Young publications and was a member of NAREIT. Mr. Zigtema holds a Bachelor of Arts degree in mathematics from Texas Christian University and a Juris Doctorate degree from Southern Methodist University. He also completed non-degree accounting classes at the University of Texas at Dallas. Mr. Zigtema is a Certified Public Accountant with permits to practice in Georgia, Kansas and Texas and is an inactive member of the Texas Bar.

Our board of directors has determined that Mr. Zigtema’s extensive accounting and tax background and experience serving as a director for other organizations enable Mr. Zigtema to effectively carry out his duties and responsibilities as director.

Jerry Barag has served as our Chief Executive Officer and President since our transition to self-management on October 25, 2013 and became a director on December 17, 2013. Mr. Barag has served as our consultant since August 2013. Mr. Barag brings over 30 years of real estate, timberland and investment experience, including expertise in acquisitions, divestitures, asset management, property management and financing. From September 2011 to our transition to self-management, Mr. Barag has served as a Principal with Mr. Rasor of TimberStar Advisors, an Atlanta-based timberland investment consulting firm, where he specialized in acquiring and managing timberlands in the United States. From 2004 to September 2011, he served as Managing Director of TimberStar, a timberland investment joint venture among Messrs. Barag and Rasor, iStar Financial, Inc. and other institutional investors. While at TimberStar, he oversaw the acquisition of over $1.4 billion of timberlands in Arkansas, Louisiana, Maine and Texas. From 2003 to 2004, he served as Chief Investment Officer of TimberVest, LLC, or TimberVest, an investment manager specializing in timberland investment planning. Prior to joining TimberVest, Mr. Barag served as Chief Investment Officer and Chairman of the Investment Committees for Lend Lease, a subsidiary of Lend Lease Corp., a construction, development and real estate investment management advisory company traded on the Australian Securities Exchange. Mr. Barag received his Bachelor of Science from The University of Pennsylvania, Wharton School.

Our board of directors has determined that Mr. Barag’s extensive experience acquiring and managing timberlands and commercial real estate will enable him to effectively carry out his duties and responsibilities as director.

Brian M. Davis was appointed as our Senior Vice President and Chief Financial Officer in March 2013, as our Assistant Secretary in August 2013 and as our Treasurer since our transition to self-management on October 25, 2013. Mr. Davis has served as Senior Vice President and Chief Financial Officer of Wells TIMO from March 2009 until our transition to self-management on October 25, 2013 and as Vice President from October 2007 through March 2009. From March 2013 to September 2013, he was Senior Vice President and Chief Financial Officer of Wells Core Office Income REIT, Inc., or Wells Core. From February 2012 to September 2013, Mr. Davis served as the Chief of Strategic Product Management for Wells REF with responsibility for the strategic planning, development and leadership of the corporate finance organization. In addition, Mr. Davis served as Senior Vice President of Wells Capital, Inc., or Wells Capital, from February 2013 to September 2013. From 2000 until joining Wells REF in 2007, Mr. Davis worked at Atlanta-based SunTrust Bank, where he held various positions focusing on capital needs for middle-market and large-cap clients. Mr. Davis previously held positions with CoBank of Denver, Colorado, as Capital Markets Officer from 1998 to 2000, and with SunTrust as Portfolio Manager for the AgriFoods Specialty Lending Group from 1994 to 1998. Mr. Davis received his Bachelor of Business Administration and Master of Business Administration from Ohio University.

John F. Rasor has served as our Chief Operating Officer and Secretary since our transition to self-management on October 25, 2013 and became a director on December 17, 2013. Mr. Rasor has served as our consultant since August 2013. Mr. Rasor brings over 45 years of experience in the timberland and forest products industries, including expertise in manufacturing, fiber procurement and log merchandising, sales and distribution. From September 2011 to our transition to self-management, Mr. Rasor has served as a Principal with Mr. Barag of TimberStar Advisors. From 2004 to September 2011, he served as Managing Director of TimberStar. During his 40-year career with Georgia-Pacific Corporation, or Georgia Pacific, from 1996 to 2003, Mr. Rasor served as an Executive Vice President of Georgia-Pacific, where he was responsible for all of Georgia-Pacific’s timberland and the procurement of all the wood and fiber needed to operate Georgia-Pacific’s mills. He also played a key role in the separation of Georgia-Pacific’s timberland assets into a separate operating entity in 1997 that subsequently merged with Plum Creek Timber Company, Inc. in 2001. Following the separation of Georgia Pacific’s timberland assets, Mr. Rasor assumed responsibility for several of Georgia Pacific’s building products business units and staff positions in addition to serving as a member of the Executive Management Committee of the company. Mr. Rasor attended Willamette University and the University of Oregon.

Our board of directors has determined that Mr. Rasor’s extensive experience in the forest products industry, including the management of timberland operations and the procurement of wood fiber, will enable him to effectively carry out his duties and responsibilities as a director.

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

On November 5, 2012, the Nominating and Corporate Governance Committee determined that Henry G. Zigtema had the requisite accounting and related financial management expertise and should therefore be considered an “audit committee financial expert” within the meaning set forth by the rules of the SEC. Also on November 5, 2012, George W. Sands resigned as Chairman of the Audit Committee and our board of directors designated Mr. Zigtema to be Chairman of the Audit Committee. Our audit committee currently consists of Donald S. Moss, Willis J. Potts, Jr., Douglas D. Rubenstein, and Henry G. Zigtema (Chairman).

Nominating and Corporate Governance Committee

The primary functions of the nominating and corporate governance committee are: (1) identifying individuals qualified to serve on the board of directors and recommending that the board of directors select a slate of director nominees for election by the stockholders at the annual meeting; (2) developing and recommending to the board of directors a set of corporate governance policies and principles and periodically re-evaluating such policies and guidelines for the purpose of suggesting amendments to them if appropriate; and (3) overseeing an annual evaluation of the board of directors and each of the committees of the board of directors. Currently, the nominating and corporate governance committee members include Willis J. Potts, Jr. (Chairman), Alan D. Gold, and Henry G. Zigtema.

Compensation Committee

The primary function of the Compensation Committee is to assist our board of directors in fulfilling its responsibilities with respect to the compensation of our Chief Executive Officer and our other executive officers and the administration of our compensation plans, programs and policies. For additional information about the Compensation Committee’s processes and the role of executive officers and compensation consultants in determining compensation, see “Item 11. Executive Compensation.” Our Compensation Committee is comprised of Donald S. Moss (Chairman), Alan D. Gold, and Douglas D. Rubenstein.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.catchmark.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the required reports on a timely basis in 2013.

ITEM 11    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies for 2013. Following this Compensation Discussion and Analysis, you will find a series of tables and narrative disclosure containing specific data about the compensation earned in 2013 by the following individuals, whom we refer to as our named executive officers (the "NEOs"):

•	Jerry Barag, our Chief Executive Officer and President,

•	John F. Rasor, our Chief Operating Officer and Secretary, and

•	Brian M. Davis, our Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.

2013 Compensation Program Objectives

Our compensation committee was formed in August 2013 in anticipation of our transition to self-management and the IPO. Prior to our transition to self-management, we did not have any employees and did not pay any compensation to any of our NEOs. Messrs. Barag and Rasor, along with certain entities they control, provided us with consulting services in connection with the operation of our business from August 2013 through October 25, 2013, when we terminated the consulting agreement and hired Messrs. Barag and Rasor as our Chief Executive Officer and President and our Chief Operating Officer and Secretary, respectively. As a result, for the majority of 2013, we did not have, nor did our board consider, a compensation policy or program. As we expand our employee base, our compensation committee expects to continue to develop and refine our compensation program and objectives.

In designing our NEOs’ initial compensation packages, our compensation committee’s objective was to provide compensation that directly relates to, incentivizes and rewards their contributions to our operating and financial performance, the overall growth of our company and the transition to self-management.

Role of the Compensation Committee and the Compensation Consultant

The compensation committee assists our board in discharging its responsibilities relating to compensation of our executive officers. Each of the three members of our compensation committee is independent as that term is defined in the listing standards of the NYSE and the director independence standards adopted by our board. Their independence from management allows our compensation committee members to apply independent judgment when designing our compensation program and in making pay decisions.

In 2013, our compensation committee retained FPL Associates L.P., or FPL, as its compensation consultant to, among other things, (1) assist in developing compensation objectives for our NEOs, other officers and independent directors; (2) analyze trends in compensation in the marketplace generally and among our peers specifically; (3) provide market data and recommendations regarding the terms of executive employment agreements; (4) identify an appropriate peer group for us; (5) provide benchmarking analysis for executive compensation; and (6) provide advice and recommendations regarding the components and amounts of compensation for our executive officers, Chairman of the Board, and independent directors.

Elements of 2013 Named Executive Officer Compensation

Our compensation committee, based on recommendations of our compensation consultant and discussions with our management, determined the initial compensation levels for our NEOs that are intended to reward such individuals while closely aligning their interests with those of our stockholders. The key elements of compensation for our NEOs in 2013 were base salary and equity incentive awards. We did not offer an annual bonus program in 2013. We also have an employment agreement with each of our NEOs, as discussed later in this Compensation Discussion and Analysis.

Base Salary. The compensation committee set the initial base salary levels for our NEOs after considering a variety of factors, including market salary information, the executive’s experience, geographic factors, our size and assets, general and administrative expenses, internal equity considerations, our transition to self-management and anticipated listing on the NYSE. The initial base salary levels of Messrs. Barag, Rasor and Davis are $325,000, $305,000 and $305,000, respectively.

Equity Incentive Awards. We provide a substantial portion of each of our NEOs total annual compensation opportunity in the form of equity-based awards. In 2013, we provided our NEOs with (i) restricted stock units with vesting criteria that were intended to reward our NEOs for the successful completion of our IPO and listing on the NYSE and (ii) with time-based and performance-based restricted shares of Class A common stock. Stock ownership is the simplest, most direct way to align our NEOs’ interests with those of our stockholders. The vesting and other design features of these awards, together with our stock ownership guidelines, encourage long-term stock ownership by our NEOs to further motivate them to create long-term stockholder value.

Award	Design Features	Purpose
Restricted Stock Units (RSUs)
Vested and converted to shares of Class A common stock upon closing of our IPO. Underlying shares are subject to a mandatory holding period, pursuant to which the executive must hold, on an after-tax basis (i) 100% of the shares through the 1st anniversary of the grant date, (ii) two-thirds through the 2nd anniversary of the grant date and (iii) one-third through the 3rd anniversary of the grant date
Vesting criteria incentivized and rewarded our NEOs for completion of our IPO. Holding period further aligns our NEOs’ interests with those of our stockholders
Time-based restricted shares of Class A common stock	Vest in approximately equal annual installments on December 31 of each of 2014, 2015, 2016, and 2017, subject to the executive’s continued employment	Retention Aligns interests with those of our stockholders
Performance-based restricted shares of Class A common stock
Vest based on continued employment and the achievement of specified financial targets related to (i) funds from operations /cash available for distribution (FFO/CAD) (30% weighting), (ii) acquisitions (30% weighting), (iii) stock price performance (20% weighting), and (iv) the achievement of individual performance targets over the 2014 fiscal year performance period (20% weighting)

Focus and incentivize our executives on achievement of key financial performance metrics that drive the operational success of our company
Reward our executives for achievement of goals tailored to their individual roles
Retention
Aligns interests with those of our stockholders

As noted above, in designing the performance-based restricted share awards, the compensation committee selected FFO/CAD and acquisitions as performance metrics because such metrics drive the operational success of our company. The stock price performance metric was selected because it directly aligns management and stockholder interests and stock price appreciation is reflective of our company’s growth and success. Eighty percent (80%) of the performance-based restricted shares are eligible to vest based on the achievement of three financial performance goals for 2014 and twenty percent (20%) of the performance-based restricted shares are eligible to vest based on the achievement of individual performance goals that relate to the executive’s goals and objective for 2014. The performance-based restricted shares originally contained an “accretive acquisition” financial metric. On March 12, 2014, the compensation committee approved a modification to these awards to change the performance metric from “accretive acquisitions” to “acquisitions” in order to eliminate any potential uncertainty as to how accretive would be measured for purposes of this metric.

In determining the number of shares of Class A common stock to grant pursuant to each award, our compensation committee considered market total and equity compensation information, our size and assets, the transition to self-management and anticipated IPO and listing on the NYSE, information from FPL regarding market practices relating to equity awards in connection with initial public offerings, and general and administrative expenses. More information regarding the equity incentive awards granted to our NEOs during 2013 can be found in the Grants of Plan-Based Award table and the Outstanding Equity Awards at 2013 Fiscal-Year End table.

Retirement Benefits; Other Benefits and Perquisites. The NEOs are eligible to participate in our 401(K) plan and are entitled to the maximum paid vacations days per calendar year allowed under our policies.

Employment Agreements

Severance protections can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide such protections for our NEOs in their employment agreements. Our compensation committee determined the level of severance benefits for our NEOs after consultation with FPL on prevalent market practices and, in general, considers these severance protections an important part of our executives’ compensation and consistent with competitive practices. Tax gross ups are not provided in any of our agreements. Detailed information regarding these agreements and the benefits they provide is included under “Potential Payments Upon Termination of Employment or Change in Control.”

Stock Ownership and Retention Guidelines

In the interest of promoting and increasing the executives’ equity ownership in us and to further align their long-term interests with those of our stockholders, in October 2013, we adopted stock ownership guidelines that require executive officers to acquire and hold shares of our common stock, as follows:

Multiple of Base Salary
Chief Executive Officer	4x
Chief Financial Officer	2x
Chief Operating Officer	2x

The NEOs are expected to achieve their stock ownership guideline by the later of October 25, 2018, or the fifth anniversary of their election or appointment as an executive officer, if later. Until the ownership guideline is met, or at any time the executive officer is not in compliance with the guideline, he or she must retain 100% of any shares received from us for service as an executive officer (with certain exceptions for payment of an exercise price, if applicable, and satisfaction of tax liability). Shares beneficially owned outright by the executive officer or his or her immediate family members residing in the same household and shares of restricted common stock or restricted stock units (whether or not vested) granted by us are considered owned for purposes of satisfying these guidelines. Shares subject to unexercised stock options or unearned performance shares, however, do not count toward these ownership guidelines.

Compensation Committee Report

The Compensation Committee of the Board oversees the compensation program of CatchMark Timber Trust, Inc. on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the above Compensation Discussion and Analysis. In reliance on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which will be filed with the Securities and Exchange Commission. This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

By the Compensation Committee:
Donald S. Moss, Chairman (August 26, 2013 to present)
Willis J. Potts, Jr. (August 26, 2013 to February 10, 2014)
Henry G. Zigtema (August 26, 2013 to February 10, 2014)
Alan D. Gold (February 10, 2014 to present)
Doug D. Rubenstein ( February 10, 2014 to present)

Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid to or earned by our NEOs for the fiscal year ended December 31, 2013.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Mr. Jerry Barag Chief Executive Officer and President	2013	92,796	(1)	838,449	2,438	933,682
Mr. John F. Rasor Chief Operating Officer and Secretary	2013	89,104	(1)	596,778	5,643	691,524
Mr. Brian M. Davis Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2013	56,308		596,778	563	653,649

(1)	Includes $32,796 and $32,796 for Messrs. Barag and Rasor, respectively, received as fees for for consulting services provided from August 2013 through October 25, 2013.

(2)
Reflects the aggregate grant date fair value of stock awards granted to the named executive officers, determined in accordance with Financial Accounting Standards Board ASC Topic 718 Stock Compensation (FASB ASC Topic 718). The grant date fair value of the time-based shares of restricted Class A common stock and the restricted stock unit awards was determined by reference to the per-share value of the shares on the grant date ($13.50). The grant date fair value of the performance-based shares of restricted Class A common stock was computed by (A) multiplying (i) the target number of shares awarded to each named executive officer, by (ii) 0.5, which was the assumed probable outcome as of the grant date, and multiplying such product by (B) the closing price of the Class A common stock on the grant date ($13.51). Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these performance-based restricted shares would have been $267,498 for Mr. Barag, $210,756 for Mr. Rasor, and $210,756 for Mr. Davis.

(3)	Reflects employer's matching contribution to the 401(k) plan.

2013 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2013, to our NEOs.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold (#)	Target (#)	Maximum (#)
Mr. Barag	12/13/13	15,600 (1)	19,800 (1)	—		133,749
	11/4/13		39,000 (2)	—		526,500
	11/4/13			—	13,200 (3)	178,200
Mr. Rasor	12/13/13	6,240 (1)	15,600 (1)	—		105,378
	11/4/13		26,000 (2)	—		351,000
	11/4/13			—	10,400 (3)	140,400
Mr. Davis	12/13/13	6,240 (1)	15,600 (1)	—		105,378
	11/4/13		26,000 (2)	—		351,000
	11/4/13			—	10,400 (3)	140,400

(1)
Reflects shares of restricted Class A common stock that vest based upon achievement of performance goals related to (i) funds from operations /cash available for distribution (FFO/CAD); (ii) accretive acquisitions; (iii) stock price performance; and (iv) individual performance, and the earned shares will vest on December 31, 2017, subject to the executive’s continued employment with us on each vesting date. Threshold amounts shown in the table assume threshold performance under the financial components, and no payout under the individual performance component, of the restricted shares. Target amounts shown in the table assume target performance under the financial component, and 100% payout under the individual performance component, of the restricted shares. There is no maximum performance level.

(2)	Reflects restricted stock units that vested and converted to shares of Class A common stock on December 17, 2013,

the closing date of our IPO. The shares of Class A common stock underlying the restricted stock units are subject to a mandatory holding period, pursuant to which the executive must hold, on an after-tax basis, 100% of the shares through the first anniversary of the date of grant, two-thirds of the shares through the second anniversary of the date of grant and one-third of the shares through the third anniversary of the date of grant. During the holding period, the executive may not sell, pledge, encumber or hypothecate the shares to or in favor of any party other than our company, or subject the shares to any lien, obligation, or liability of another party other than our company. The holding period will expire immediately upon termination of the executive’s employment (i) by us without cause, (ii) by the executive for good reason, or (iii) by reason of the executive’s death or disability.

(3)
Reflects shares of restricted Class A common stock that vest in approximately equal annual installments on each of December 31, 2014, December 31, 2015, December 31, 2016, and December 31, 2017, subject to the executive’s continued employment with us on each vesting date.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2013 with respect to our NEOs.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Mr. Barag	13,200	184,140	19,800	276,210
Mr. Rasor	10,400	145,080	15,600	217,620
Mr. Davis	10,400	145,080	15,600	217,620

(1)
Reflects shares of restricted Class A common stock that vest in approximately equal annual installments on each of December 31, 2014, December 31, 2015, December 31, 2016, and December 31, 2017, subject to the executive’s continued employment with us on each vesting date.

(2)
Reflects shares of restricted Class A common stock that vest based upon achievement of performance goals related to (i) funds from operations /cash available for distribution (FFO/CAD); (ii) accretive acquisitions; (iii) stock price performance; and (iv) individual performance, and the earned shares will vest on December 31, 2017, subject to the executive’s continued employment with us on each vesting date. The number of restricted Class A shares shown reflects estimated payout at the threshold performance level on the financial component of the award and zero payout on the individual performance component of the award.

(3)	Based on the closing price of our Class A common stock on December 31, 2013, the last trading day of our fiscal year ($13.95).

2013 Stock Vested

The following table summarizes amounts received in 2013 upon the vesting of restricted stock units held by our NEOs.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Mr. Barag	39,000	528,450
Mr. Rasor	26,000	352,300
Mr. Davis	26,000	352,300

(1)
Represents the number of restricted stock units that vested and converted to shares of Class A common stock in 2013 and the aggregate value of such shares of Class A common stock based upon the fair market value of our Class A common stock on December 17, 2013, the vesting date ($13.55).

Potential Payments Upon Termination of Employment or Change in Control

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

•
for Messrs. Barag and Davis, monthly payments for 18 months equal to the excess of (i) the COBRA cost of group health benefits over (ii) the active employee rate for such coverage, except that our obligation to provide this benefit will end if the executive becomes employed by another employer that provides him with group health benefits, and for Mr. Rasor, 18 monthly payments of $1,413; and

•
expiration of the restrictions on the executive’s outstanding equity awards that expire solely on the executive’s continuous service with us, accelerated vesting of all of the executive’s outstanding equity awards that vest based on continuous service with us, and, to the extent any awards held by the executive are exercisable in nature, the executive may exercise such awards through the end of the term of such award.

In order to receive the severance benefits, the executive must sign and not revoke a release of claims and comply with the restrictive covenants in his employment agreement. Each of the employment agreements contains non-competition, employee non-solicitation and customer non-solicitation covenants that apply during the executive’s employment and for two years after termination of executive’s employment during the term of the employment agreement, as well as covenants regarding confidentiality and ownership of property.

The employment agreements do not provide for any severance benefits in the event of the executive’s termination (i) by us for cause, (ii) by the executive without good reason, or (iii) by reason of his death or disability except that, in the event of the executive’s death or disability, his outstanding equity awards that vest based on continuous service with us will become fully-vested. In addition, the employment agreements provide that if any payments or benefits would be subject to the excise tax imposed on “parachute payments” under Section 4999 of the Code, the payments will be limited to the maximum amount that could be paid without triggering the excise tax.

Summary of Potential Termination Payments and Benefits

The following tables summarize the value of the termination payments and benefits that each of our named executive officers would receive if a change in control had occurred on December 31, 2013 and/or if the executive had terminated employment on December 31, 2013 under the circumstances shown. The amounts shown in the tables do not include accrued but unpaid salary or payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment, such as distributions of plan balances under our tax-qualified 401(k) plan, and death or disability benefits under our generally available welfare programs.

Name	Termination for Cause or Resignation without Good Reason ($)	Termination without Cause or Resignation For Good Reason not in connection with a Change in Control ($)	Death or Disability ($)	Termination without Cause or Resignation For Good Reason in connection with a Change in Control ($)	Change in Control (without a termination of employment) ($)
Mr. Barag
Cash Severance	—	650,000	—	975,000	—
Health Benefits (1)	—	15,637	—	15,637	—
Value of Unvested Equity Awards (2)	—	460,350	460,350	460,350	460,350
Total	—	1,125,987	460,350	1,450,987	460,350
Mr. Rasor
Cash Severance	—	610,000	—	915,000	—
Health Benefits (1)	—	25,434	—	25,434	—
Value of Unvested Equity Awards (2)	—	362,700	362,700	362,700	362,700
Total	—	998,134	362,700	1,303,134	362,700
Mr. Davis
Cash Severance	—	610,000	—	915,000	—
Health Benefits (1)	—	24,645	—	24,645	—
Value of Unvested Equity Awards (2)	—	362,700	362,700	362,700	362,700
Total	—	997,345	362,700	1,302,345	362,700

(1)	Represents for Messrs. Barag and Davis Company-paid COBRA for medical and dental coverage based on COBRA 2013 rates for 18 months and for Mr. Rasor 18 monthly payments of $1,413.

(2)
Represents the value of unvested equity awards that vest upon the designated event, valued as of year-end 2013 based upon the closing price of our Class A common stock on the NYSE on December 31, 2013, the last trading day in our 2013 fiscal year, of $13.95. With respect to the performance-based restricted shares, the amounts included assume payout at the target level.

2013 Director Compensation

The following table provide information about the compensation earned by our independent directors during 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(4)	Total ($)
Alan D. Gold	250	13,500	13,750
E. Nelson Mills (1)	—	—	—
Donald S. Moss	122,250	6,560	128,810
Willis J. Potts, Jr.	126,500	6,560	133,060
Douglas D. Rubenstein	250	13,550	13,800
George W. Sands (2)	12,500	—	12,500
Leo F. Wells III (3)	—	—	—
Douglas P. Williams (3)	—	—	—
Henry G. Zigtema	124,250	6,560	130,810

(1)	Mr. Mills resigned from our board effective February 27, 2013.

(2)	George W. Sands resigned from our board effective March 31, 2013.

(3)
Directors who were also executive officers of our company or our affiliates did not receive compensation for services rendered as a director. Messrs. Wells and Williams resigned from our board effective December 11, 2013.

(4)
Reflects the grant date fair value of restricted stock granted pursuant to our amended and restated independent directors’ compensation plan, determined in accordance with FASB ASC Topic 718, based on the per share value of $16.40 for shares issued on August 9, 2013 and $13.55 for shares issued on December 17, 2013. During 2013, each of Messrs. Moss, Potts, and Zigtema received 400 shares of restricted stock and Messrs. Gold and Rubenstein received 1,000 shares of restricted stock, all of which vest in thirds on each of the first three anniversaries of the date of grant. As of December 31, 2013, our directors held the following unvested stock awards and option awards:

Name	Stock Awards(#)	Option Awards (#)
Alan D. Gold	1,000	—
E. Nelson Mills (1)	—	—
Donald S. Moss	800	2,305
Willis J. Potts, Jr.	800	2,305
Douglas D. Rubenstein	1,000	—
George W. Sands (2)	—	—
Leo F. Wells III (3)	—	—
Douglas P. Williams (3)	—	—
Henry G. Zigtema	1,067	—

Independent Director Compensation Program for 2013

During 2013, our independent directors received the following compensation pursuant to our independent directors’ compensation plan, or the director plan, which operates as a sub-plan of our long-term incentive plan:

Cash Compensation. Each of our independent directors received (i) an annual retainer of $20,000; (ii) $2,000 per regularly scheduled board meeting attended; (iii) $1,500 per regularly scheduled committee meeting attended (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity); and (iv) $250 per special board meeting attended whether held in person or by telephone conference. All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Equity Compensation. Each independent director elected or appointed to our board on or after November 13, 2009 received a grant of 1,000 shares of restricted stock upon his or her initial election or appointment. Upon each subsequent re-election to the board, each independent director received a subsequent grant of 400 shares of restricted stock. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant.

Independent Director Compensation Program for 2014

On February 10, 2013, our board adopted the Amended and Restated Independent Director Compensation Plan, the terms of which are described below.

Cash Compensation. Effective January 1, 2014, each of our independent directors (other than a member of the Audit Committee) will receive an annual cash retainer of $50,000 and Audit Committee members will receive $54,000. In addition, each of the chairs of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee will receive a supplemental cash retainer of $10,000, $7,500 and $5,000, respectively, and any non-executive chair of the board will receive a supplemental cash retainer of $20,000. A director may choose to receive his or her cash retainers in shares of our common stock. Independent directors will not receive any fees for attendance at meetings of the board or committees thereof.

Equity Compensation. Effective January 1, 2014, each of our independent directors will receive, on the third business day following the date on which we file our annual report on Form 10-K with the SEC, a number of restricted shares having a value of $30,000 on the grant date. The number of restricted shares granted to each independent director will be determined by dividing $30,000 by the fair market value per share of our common stock on the grant date. The restricted shares will vest in thirds on each of the first three anniversaries of the grant, subject to the independent director’s continued service on the board on each such date, or on the earlier occurrence of a change in control of our company or the independent director’s death, disability or termination with cause.

Stock Ownership Guidelines for Independent Directors

On October 24, 2013, our board adopted stock ownership guidelines for our independent directors which require that each independent director own shares of our common stock having a value of four times his or her annual cash retainer. Each director must meet the stock ownership guidelines by the later of October 25, 2018, or the fifth anniversary of his or her election to the Board. Until the ownership guidelines are met, or at any time the director is not in compliance with the guidelines, he or she must retain 100% of any shares received from our company for service on the board, with an exception for shares sold for the limited purposes of paying the exercise price, in the case of stock options, or satisfying any applicable tax liability related to the award.

Compensation Committee Interlocks and Insider Participation

No member of our board or the compensation committee serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board or the compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of February 28, 2014, regarding the number and percentage of shares of Class A common stock and Class B common stock beneficially owned by: (1) each director and director nominee; (2) each named executive officer; (3) all directors and executive officers as a group; and (4) any person known to us to be the beneficial owner of more than 5% of our outstanding shares.

Names of Beneficial Owners(1)	Class A Common Stock		Class B Common Stock		Total Common Stock
	Shares	%	Shares	%	Shares	%
Common Stock
T. Rowe Price Associates, Inc. (2)					1,876,721	7.5%
Jerry Barag	78,175	*	—	*	78,175	*
John F. Rasor	61,607	*	—	*	61,607	*
Brian M. Davis	43,079	*	—	*	43,079	*
Alan D. Gold	4,700	*	—	*	4,700	*
Donald S. Moss (3)	8,500	*	3,277	*	11,777	*
Willis J. Potts, Jr. (3)	2,048		4,732		6,780
Douglas D. Rubenstein	4,700	*	—	*	4,700	*
Henry G. Zigtema	350	*	1,050	*	1,400	*
All directors and executive officers as a group (4)	203,159	*	9,059	*	212,218	*

*	Less than 1%.

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

(2)	The address for T. Rowe Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202. .

(3)	Includes shares issuable upon the exercise of granted options.

(4)	The address for our directors and officers is 5 Concourse Parkway, Suite 2325, Atlanta, GA 30328.

Equity Compensation Plan Information

The following table gives information as of December 31, 2013 about the common stock that may be issued under our equity compensation plans. Our 2005 Long-Term Incentive Plan (the “Original 2005 Plan”) was approved by our board and our sole stockholder in 2005. On October 25, 2013, our board amended and restated the Original 2005 Plan (the “Amended and Restated 2005 Plan”) and authorized the issuance of an additional 1,150,000 shares of Class A common stock and 50,000 shares of each of the Class B-1, Class B-2 and Class B-3 common stock under the Amended and Restated 2005 Plan. The Amended and Restated 2005 Plan has not been approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders (1)	4,611	(2)	$23.85	195,915
Equity Compensation Plans Not Approved by Stockholders (4)	—		—	958,739
Total	4,611		$23.85	1,154,654

(1)	Original 2005 Plan.

(2)	Includes shares issuable to the exercise of stock options, in 1,152.75 shares of each of our Class A, Class B-1, Class B-2, and Class B-3 common stock.

(3)	Calculation of weighted average exercise price of outstanding awards includes stock options.

(4)	Amended and Restated 2005 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The following is a report containing disclosure of all material terms, factors, and circumstances surrounding any and all transactions involving us, members of our board of directors, our advisor, our sponsor, or any of their affiliates, occurring as of December 31, 2013, and describes all transactions and currently proposed transactions between us and any related person since January 1, 2013, in which such related person had or will have a direct or indirect material interest.

Transition to Self-Management

On October 25, 2013, we became self-managed by terminating the advisory agreement with Wells TIMO and hiring certain individuals previously employed by Wells TIMO or Wells REF, as well as hiring a Chief Executive Officer and President and Chief Operating Officer and Secretary not affiliated with Wells TIMO, which we refer to collectively as our transition to self-management. Wells TIMO is indirectly wholly owned by Wells REF, which is wholly owned by Leo F. Wells. On December 17, 2013, we redeemed all of the outstanding shares of Series A and Series B preferred stock held by Wells REF with $49.0 million of the proceeds of our IPO, which we refer to as the preferred stock redemption. Mr. Wells resigned as one of our directors effective as of December 11, 2013. Following the preferred stock redemption, we no longer have any ongoing related party relationship with Wells TIMO, Wells REF, Mr. Wells or their affiliates, except for the transactions and relationships described below, which relate primarily to temporary support services that will facilitate our transition to a self-managed company.

Office Sublease. Since our transition to self-management, we have subleased approximately 5,723 square feet of office space from Wells REF for monthly base rent of $5,961, which will not be payable for the months of October, November and December 2013, plus additional costs for various space-related services. The sublease will expire on March 31, 2014, subject to our ability to terminate the sublease earlier upon providing not less than 10 days’ prior written notice to Wells REF.

Transition Services Agreement. We entered into a transition services agreement with Wells REF that became effective on October 25, 2013. Pursuant to the transition services agreement, Wells REF and its affiliates provide consulting, support and transitional services to us to assist our company in becoming self-managed. Specifically, these services include, without limitation, human resources, compliance and risk management, treasury and cash management, investor relations and stockholder support, information technology services, various administrative functions and other services. For these services, we are obligated to pay Wells REF a consulting fee equal to $22,875 per month for eight months, and Wells REF will receive a prorated amount equal to $4,428 for the period from October 25, 2013 through October 31, 2013. The transition services agreement may be terminated at an earlier date by either party under certain circumstances; however, if we terminate without cause prior to June 30, 2014, Wells REF shall be entitled to payment of the consulting fee through June 30, 2014. We will also reimburse Wells REF for expenses it incurs in connection with the services provided, excluding its administrative service expenses such as personnel and overhead costs.

On January 31, 2014, we entered into an agreement with Wells REF related to transfer agency services fees ("Transfer Agency Fee Agreement"). According the the Transfer Agency Fee Agreement, Wells REF would pay transfer agency fees directly to DST System, Inc.("DST"), our former transfer agent prior to February 24, 2014, starting December 2013, until the earliest of (1) June 30, 2014; (2) the discontinued use of DST for our transfer agency services; or (3) the aggregate fees paid by Wells REF reaches $250,000.

Interests of Wells TIMO

Purchase of Common Partnership Units. Upon our transition to self-management, our newly formed subsidiary purchased the 200 common partnership units held by Wells TIMO for $1,312, reflecting a per unit purchase price based on our estimated per share value of our common stock as of September 30, 2012.

Redemption of Special Partnership Units. The terms of our operating partnership agreement provided that the special partnership units, all of which were held by Wells TIMO, were to be automatically redeemed by our operating partnership upon termination of our advisory agreement for an amount equal to the percentage of net sales proceeds that would have been distributed to Wells TIMO if all of our operating partnership’s assets had been sold for their appraised value and all of our operating partnership’s liabilities had been satisfied in full according to their terms. Pursuant to the master agreement entered into on September 18, 2013, upon the termination of the advisory agreement, the special partnership units held by Wells TIMO were automatically redeemed for no consideration.

Interests of Wells REF’s Employees

Certain of our officers who were employees of Wells REF or Wells TIMO prior to our transition to self-management had material financial interests in our transition to self-management. In particular, Brian M. Davis, a former key employee of Wells REF, currently serves as our Chief Financial Officer. The terms of Mr. Davis’ employment agreement were negotiated in connection with our transition to self-management. Mr. Davis resigned from his roles with Wells REF in connection with the commencement of his employment with our company.

Certain Relationships and Related Transactions Prior to Transition to Self-Management

Our Relationship with Wells Capital and Wells TIMO

Prior to our transition to self-management on October 25, 2013, our day-to-day operations were managed by Wells TIMO under the supervision of our board of directors, pursuant to the terms and conditions of our advisory agreement. Wells TIMO is wholly owned by Wells Capital, Inc., or Wells Capital, which is directly owned by Wells REF and indirectly owned by Mr. Wells. In addition, Messrs. Wells and Williams, who were both executive officers of our company prior to our transition to self-management, are also officers of Wells Capital and its affiliates. Pursuant to the Master Agreement, the advisory agreement terminated on the self-management transition date. As a result, we will no longer bear the cost of the advisor fees and other amounts payable under the advisory agreement.

We were also party to a structuring agent agreement with Wells Germany GmbH, which is majority owned by Wells REF. Pursuant to the structuring agent agreement, we paid structuring fees to Wells Germany of $0.20 per share sold in our 2010 German offering. The agreement expired upon the conclusion of the 2010 German offering; provided, however, with respect to the ongoing services, the structuring agent agreement terminated upon the listing of our common stock on the NYSE.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of WIS, which served as the dealer manager for our previous non-listed public offerings. WIS was entitled to receive selling commissions and dealer manager fees in connection with shares sold pursuant to our non-listed public offerings (excluding shares sold pursuant to the distribution reinvestment plan). All of the selling commissions and approximately 50% of the dealer manager fees were reallowed to participating broker-dealers. We were also obligated to reimburse WIS for certain organization and offering expenses.

Our Relationship with Wells REF

As described above under “Transition to Self-Management—Interests of Wells REF,” in connection with our separation from Wells REF and its affiliates, we redeemed all of the outstanding Series A and Series B preferred stock with a portion of the proceeds from this offering. From January 1, 2010 to September 30, 2013, we redeemed approximately

$7.2 million in shares of our Series A and Series B preferred stock held by Wells REF. During the same period, Wells TIMO forgave approximately $27.3 million of fees and expenses we otherwise owed to Wells TIMO pursuant to the terms of the advisory agreement.

Related Person Transactions Policy

Our board of directors has adopted a related person transactions policy that became effective upon our transition to self-management on October 25, 2013. This policy provides that all related person transactions must be reviewed and approved by the audit committee or, in the event multiple members of the audit committee, including its chairman, are related persons having a direct or indirect material interest in the proposed related person transaction, by a majority of our disinterested directors in advance of us or any of our subsidiaries entering into the transaction. However, if we or any of our subsidiaries enter into a transaction without recognizing that such transaction constitutes a related person transaction, the approval requirement will be satisfied if such transaction is ratified by the audit committee or a majority of our disinterested directors, as applicable, promptly after we recognize that such transaction constituted a related person transaction. Disinterested directors are directors that do not have a personal financial interest in the transaction that is adverse to our financial interest or that of our stockholders. The term “related-party transaction” refers to a transaction required to be disclosed by us pursuant to Item 404 of Regulation S-K (or any successor provision) promulgated by the SEC.

Our charter, from inception through August 9, 2013, and our corporate governance guidelines, as amended effective August 9, 2013 until our transition to self-management on October 25, 2013, contained the following additional policies applicable to the related-party transactions described above. All of the transactions described above were approved in accordance with the policies set forth below:

•
Advisory Agreement. Our board of directors was required to evaluate the performance of Wells TIMO before entering into or renewing an agreement to perform our day-to-day activities, or an advisory agreement. Our board of directors was required to monitor Wells TIMO to assure that our administrative procedures, operations and programs were in the best interests of our stockholders and were fulfilled. Each contract for the services of Wells TIMO could not exceed one year, although there was no limit on the number of times that the contract with a particular advisor may be renewed.

•
Advisory Compensation. Our independent directors were responsible for reviewing our fees and expenses at least annually or with sufficient frequency to determine that the expenses incurred were reasonable in light of our investment performance, our net assets, our net income (as such terms are defined in our corporate governance guidelines) and the fees and expenses of other comparable unaffiliated REITs. Our independent directors were also responsible for reviewing, from time to time and at least annually, the performance of Wells TIMO and determining that compensation paid to Wells TIMO was reasonable in relation to the nature and quality of services performed and our investment performance and that the provisions of the advisory agreement were being carried out. In making this determination, our board of directors was required to consider certain specific factors enumerated in our corporate governance guidelines in addition to any other factors the board deemed relevant.

•
Other Transactions. A majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction were required to determine whether any other transactions between us and Wells TIMO, our officers or directors, or any of their affiliates were fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Director Independence

A majority of the members of our board of directors, and all of the members of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee are "independent" as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that Alan D. Gold, Donald S. Moss, Willis J. Potts, Jr., Douglas D. Rubenstein, and Henry G. Zigtema each qualifies as an independent director under the NYSE standards.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2013, Deloitte & Touche LLP served as our independent auditor and Deloitte Tax LLP provided certain domestic tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation.

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

All services rendered by Deloitte & Touche LLP and Deloitte Tax LLP for the year ended December 31, 2013, were preapproved in accordance with the policies and procedures described above.

Principal Auditor Fees

The Audit Committee reviewed the audit and nonaudit services performed by our principal auditor, as well as the fees charged by the principal auditor for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of the principal auditor. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by our principal auditor, for the years ended December 31, 2013 and 2012, are set forth in the table below.

	2013	2012
Audit fees	$547,613	$310,000
Audit-related fees	—	—
Tax fees	74,345	121,225
All other fees	—	—
Total	$621,958	$431,225

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
(b)        See (a) 3 above.
(c)        See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March 2014.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	March 12, 2014	By:	/s/ JERRY BARAG
Jerry Barag President, Chief Executive Officer, and Director

Signature	Title	Date

/s/ JERRY BARAG	President, Chief Executive Officer, and Director	March 12, 2014
Jerry Barag

/s/ BRIAN M. DAVIS	Senior Vice President, Chief Financial Officer,	March 12, 2014
Brian M. Davis	Treasurer and Assistant Secretary

/S/ WILLIS J. POTTS, JR.	Chairman of the Board	March 12, 2014
Willis J. Potts, Jr.

/S/ DONALD S. MOSS	Independent Director	March 12, 2014
Donald S. Moss

/S/ HENRY G. ZIGTEMA	Independent Director	March 12, 2014
Henry G. Zigtema

/S/ ALAN D. GOLD	Independent Director	March 12, 2014
Alan D. Gold

/S/ DOUGLAS D. RUBENSTEIN	Independent Director	March 12, 2014
Douglas Rubenstein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CatchMark Timber Trust, Inc.:

We have audited the accompanying consolidated balance sheets of CatchMark Timber Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CatchMark Timber Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 12, 2014

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$8,613,907	$11,221,092
Restricted cash and cash equivalents	—	2,050,063
Accounts receivable	593,546	658,355
Prepaid expenses and other assets	2,506,470	1,098,268
Deferred financing costs, less accumulated amortization of $9,633 and $58,626 as of December 31, 2013 and 2012, respectively	1,483,547	1,311,770
Timber assets, at cost (Note 3):
Timber and timberlands, net	325,726,398	333,805,295
Intangible lease assets, less accumulated amortization of $927,451 and $841,686 as of December 31, 2013 and 2012, respectively	29,634	115,399
Total assets	$338,953,502	$350,260,242

Liabilities:
Accounts payable and accrued expenses	$3,127,857	$1,689,288
Due to affiliates (Note 12)	—	1,326,255
Other liabilities	3,734,193	4,801,387
Note payable and line of credit (Note 4)	52,160,000	132,356,123
Total liabilities	59,022,050	140,173,053

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A preferred stock, $1,000 liquidation preference; 0 and 27,585 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	36,476,063
Series B preferred stock, $1,000 liquidation preference; 0 and 9,807 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	12,123,992
Class A common stock, $0.01 par value; 889,500,000 shares authorized; 13,900,382 and 3,180,063 shares issued and outstanding as of December 31, 2013 and 2012, respectively	139,004	31,801
Class B-1 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,483 and 3,180,063 shares issued and outstanding as of December 31, 2013 and 2012, respectively	31,645	31,801
Class B-2 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,483 and 3,180,063 shares issued and outstanding as of December 31, 2013 and 2012, respectively	31,645	31,801
Class B-3 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,483 and 3,180,062 shares issued and outstanding as of December 31, 2013 and 2012, respectively	31,644	31,800
Additional paid-in capital	432,117,205	301,538,949
Accumulated deficit and distributions	(152,688,059)	(139,491,344)
Accumulated other comprehensive income (loss)	268,368	(687,674)
Total stockholders’ equity	279,931,452	210,087,189
Total liabilities and stockholders’ equity	$338,953,502	$350,260,242
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenues:
Timber sales	$26,703,375	$30,510,536	$35,533,916
Timberland sales	2,498,757	10,972,440	1,740,586
Other revenues	2,845,458	2,716,803	2,743,325
	32,047,590	44,199,779	40,017,827
Expenses:
Contract logging and hauling costs	13,606,299	15,798,776	20,098,781
Depletion	8,505,024	11,677,229	11,759,282
Cost of timberland sales	1,754,242	7,849,652	1,332,775
Advisor fees and expense reimbursements	3,561,608	3,720,000	3,324,154
Forestry management expenses	2,769,162	2,271,201	2,576,562
General and administrative expenses	6,638,851	2,205,143	2,127,940
Land rent expense	1,043,157	1,575,443	2,217,313
Other operating expenses	2,771,562	2,801,934	2,653,225
	40,649,905	47,899,378	46,090,032
Operating loss	(8,602,315)	(3,699,599)	(6,072,205)
Other income (expense):
Interest income	3,247	1,638	2,287
Interest expense	(4,704,673)	(5,049,255)	(5,435,948)
Gain (loss) on interest rate swap	106,821	(123,516)	(439,497)
	(4,594,605)	(5,171,133)	(5,873,158)
Net loss	(13,196,920)	(8,870,732)	(11,945,363)
Dividends to preferred stockholder	(359,784)	(373,992)	(1,556,675)
Net loss available to common stockholders	$(13,556,704)	$(9,244,724)	$(13,502,038)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(1.03)	$(0.73)	$(1.18)
Weighted-average common shares outstanding —basic and diluted	13,145,779	12,741,822	11,395,632

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012	2011
Net loss	$(13,196,920)	$(8,870,732)	$(11,945,363)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	956,042	(687,674)	—
Comprehensive loss	$(12,240,878)	$(9,558,406)	$(11,945,363)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2010	2,549,872	$25,499	7,649,616	$76,496	43,628	$54,648,732	$219,235,316	$(113,326,358)	$—	$160,659,685
Issuance of common stock	550,153	5,502	1,650,459	16,505			54,974,950			54,996,957
Issuance of stock dividends	55,763	558	167,290	1,673			5,346,820	(5,348,830)		221
Redemptions of common stock	(9,261)	(93)	(27,782)	(278)			(892,530)			(892,901)
Dividends on preferred stock					—	1,556,675	(1,556,675)			—
Redemptions of preferred stock					(5,880)	(7,519,908)	—			(7,519,908)
Commissions and discounts on stock sales and related dealer-manager fees							(4,836,283)			(4,836,283)
Other offering costs							(654,136)			(654,136)
Net loss								(11,945,363)		(11,945,363)
Balance, December 31, 2011	3,146,527	$31,466	9,439,583	$94,396	37,748	48,685,499	271,617,462	(130,620,551)	—	189,808,272
Issuance of common stock	41,445	414	124,331	1,243			4,133,145	(61)		4,134,741
Redemptions of common stock	(7,909)	(79)	(23,726)	(237)			(742,799)			(743,115)
Dividends on preferred stock						373,992	(373,992)			—
Redemptions of preferred stock					(356)	(459,436)				(459,436)
Commissions and discounts on stock sales and related dealer-manager fees							(361,364)			(361,364)
Other offering costs							(48,752)			(48,752)
Write-off of due to affiliates							27,315,249			27,315,249
Net loss								(8,870,732)		(8,870,732)
Market value adjustment to interest rate swap									(687,674)	(687,674)
Balance, December 31, 2012	3,180,063	31,801	9,540,188	95,402	37,392	48,600,055	301,538,949	(139,491,344)	(687,674)	$210,087,189
Issuance of common stock pursuant to:
Initial Public Offering	10,526,316	105,263	—	—			142,000,003			142,105,266
Restricted stock grants, net of amounts withheld for income taxes	191,561	1,916	900	9			1,210,057			1,211,982
Forfeiture of restricted stock award	(202)	(2)	(606)	(6)			(197)	205		—
Fractional share conversion	17,662	176	(17,662)	(176)			—			—
Redemptions of common stock	(15,018)	(150)	(29,371)	(295)			(680,050)			(680,495)
Stock issuance cost							(11,591,773)			(11,591,773)
Dividends on preferred stock						359,784	(359,784)			—
Redemptions of preferred stock					(37,392)	(48,959,839)	—			(48,959,839)
Net loss								(13,196,920)		(13,196,920)
Market value adjustment to interest rate swap									956,042	956,042
Balance, December 31, 2013	13,900,382	$139,004	9,493,449	$94,934	—	$—	$432,117,205	$(152,688,059)	$268,368	$279,931,452
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(13,196,920)	$(8,870,732)	$(11,945,363)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion	8,505,024	11,677,229	11,759,282
Basis of timberland sold	1,569,543	7,187,733	1,172,241
Noncash interest expense	1,331,664	1,731,310	468,157
Stock-based compensation expense	1,838,082	28,333	21,667
Other amortization	155,571	275,929	216,700
Unrealized gain on interest rate swaps	(128,934)	(847,743)	(531,512)
Basis of casualty loss	—	25,541	91,061
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	64,809	(13,733)	207,605
(Increase) decrease in prepaid expenses and other assets	(1,143,942)	(580,259)	127,700
Increase (decrease) in accounts payable and accrued expenses	1,394,706	(228,993)	(756,676)
(Decrease) increase in due to affiliates	(1,326,255)	(153,941)	3,103,841
(Decrease) increase in other liabilities	(135,161)	1,195,196	637,428
Net cash (used in) provided by operating activities	(1,071,813)	11,425,870	4,572,131

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(444,003)	(530,739)	(1,626,550)
Timberland acquisitions	(1,742,528)	(22,523,863)	—
Funds released from escrow accounts	2,050,063	4,712,183	1,090,517
Net cash used in investing activities	(136,468)	(18,342,419)	(536,033)

Cash Flows from Financing Activities:
Proceeds from CoBank loan	—	133,000,000	—
Financing costs paid	(1,493,705)	(1,370,396)	(273,788)
Repayment of Mahrt loan	—	(122,025,672)	(46,814,920)
Repayment of CoBank loan	(80,196,123)	(643,877)	—
Issuance of common stock	142,105,266	4,062,647	54,511,310
Share repurchase	(582,235)	—	—
Redemptions of common stock	(680,495)	(743,115)	(892,901)
Redemptions of preferred stock	(37,392,000)	(356,000)	(5,880,000)
Dividends paid on preferred stock redeemed	(11,567,839)	(103,436)	(1,639,908)
Commissions on stock sales and related dealer-manager fees paid	—	(447,744)	(4,266,801)
Other offering costs paid	(11,591,773)	(83,739)	(625,820)
Placement and structuring agent fees paid	—	—	(93,264)
Net cash (used in) provided by financing activities	(1,398,904)	11,288,668	(5,976,092)
Net (decrease) increase in cash and cash equivalents	(2,607,185)	4,372,119	(1,939,994)
Cash and cash equivalents, beginning of period	11,221,092	6,848,973	8,788,967
Cash and cash equivalents, end of period	$8,613,907	$11,221,092	$6,848,973

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

1.	Organization

On September 18, 2013, Wells Timberland REIT, Inc. changed its name to CatchMark Timber Trust, Inc. ("CatchMark Timber Trust"). CatchMark Timber Trust primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the southeastern United States and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership formerly known as Wells Timberland Operating Partnership, L.P. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a recently formed, wholly-owned subsidiary of CatchMark Timber Trust is the sole limited partner of CatchMark Timber OP (see Note 7 -Noncontrolling Interest and Special Units for more information). In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formerly known as Wells Timberland TRS, Inc., was formed as a wholly owned subsidiary of CatchMark Timber OP on January 1, 2006. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

CatchMark Timber Trust previously operated as an externally advised REIT pursuant to an advisory agreement, as amended and restated (the "Advisory Agreement"), under which Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), performed certain key functions on behalf of CatchMark Timber Trust, including, among others, managing the day-to-day operations, investing capital proceeds and arranging financing. On September 18, 2013, CatchMark Timber Trust and CatchMark Timber OP entered into a Master Self-Management Transition Agreement (the “Master Agreement”), along with a series of other agreements and transactions, with Wells REF and Wells TIMO (together with their respective affiliates, “Wells”), pursuant to which CatchMark Timber Trust began its transition to a self-managed company. On October 24, 2013, the Master Agreement was amended (the "Master Agreement Amendment") to advance the date of the transition to October 25, 2013 (the "Self-Management Transition Date"), and CatchMark Timber Trust completed its transition to self-management on that date. For additional details about the related agreements, please refer to Note 12 - Related Party Transactions and Agreements.

As of December 31, 2013, CatchMark Timber Trust owned approximately 247,200 acres of timberland and held long-term leasehold interests in approximately 30,900 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the "Mahrt Timberland"). CatchMark Timber Trust generates recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. CatchMark Timber Trust also periodically generates income and cash flow from the sale of timberland properties that have a higher-value use beyond growing timber, such as properties that can be sold for development, conservation, recreational or other rural purposes at prices in excess of traditional timberland values. CatchMark Timber Trust expects to realize additional long-term returns from the potential appreciation in value of its timberlands as well as from the potential biological growth of its standing timber inventory in excess of its timber harvest.

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

In connection with the execution of the Master Agreement, CatchMark Timber Trust's distribution reinvestment plan ("DRP") was terminated effective as of September 18, 2013, and its share redemption plan was terminated effective as of October 31, 2013.

On October 24, 2013, CatchMark Timber Trust effected a ten-to-one reverse stock split of its then outstanding common stock. Also on October 24, 2013, CatchMark Timber Trust redesignated all of its common stock as Class A common stock. On October 25, 2013, CatchMark Timber Trust paid a stock dividend pursuant to which each outstanding share of its Class A common stock on October 24, 2013, after effectiveness of the reverse stock split, received one share of Class B-1 common stock; plus one share of Class B-2 common stock; plus one share of Class B-3 common stock. These transactions are referred to as the Recapitalization. All common stock share and per share data included in these consolidated financial statements give retroactive effect to the Recapitalization. See Note 8 - Stockholders' Equity for more information on the Recapitalization.

On September 23, 2013, CatchMark Timber Trust filed a Registration Statement on Form S-11 with the SEC for a public offering of up to $172.5 million of its Class A common stock. On December 12, 2013, CatchMark Timber Trust listed its Class A common stock on the New York Stock Exchange (the "NYSE") under the ticker symbol "CTT". CatchMark Timber Trust completed its listed public offering on December 17, 2013, selling 10.5 million shares and received gross proceeds of approximately $142.1 million (the "IPO"). After deducting underwriter discounts and commissions of $9.9 million and direct IPO costs of $1.6 million, approximately $80.2 million of the net proceeds were used to repay its outstanding loan balance, $49.0 million were used to redeem the outstanding shares of our Series A and B preferred stock and the accrued but unpaid dividend held by Wells REF.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of CatchMark Timber Trust have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and shall include the accounts of any variable interest entity (“VIE”) in which the Company or its subsidiaries is deemed the primary beneficiary. With respect to entities that are not VIEs, CatchMark Timber Trust’s consolidated financial statements shall also include the accounts of any entity in which CatchMark Timber Trust or its subsidiaries owns a controlling financial interest and any limited partnership in which CatchMark Timber Trust or its subsidiaries owns a controlling general partnership interest. In determining whether a controlling interest exists, CatchMark Timber Trust considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors.

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

Cash and Cash Equivalents

CatchMark Timber Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

Restricted Cash and Cash Equivalents

As of December 31, 2012, approximately $2.1 million of CatchMark Timber Trust's cash and cash equivalents were restricted by the terms of its credit agreements. These restrictions had been lifted as of December 31, 2013.

Accounts Receivable

Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2013, 2012, and 2011, no allowances have been provided against accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid rent, prepaid insurance, and prepaid operating costs. Prepaid expenses are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. CatchMark Timber Trust recognized amortization of deferred financing costs for the years ended December 31, 2013, 2012, and 2011 of approximately $1.3 million, $1.7 million, and $0.5 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Timber Assets
Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. CatchMark Timber Trust capitalizes timber and timberland purchases. Reforestation costs, including all costs associated with stand establishment, such as site preparation, cost of seedlings, fertilization, and herbicide application, are capitalized and amortized over their estimated useful lives. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
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
Evaluating the Recoverability of Timber Assets
CatchMark Timber Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of the timber assets in which CatchMark Timber Trust has an ownership interest may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of timber assets may not be recoverable, CatchMark Timber Trust assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. Impairment losses would be recognized for (i) long-lived assets used in CatchMark Timber Trust’s operations when the carrying value of such assets exceeds the undiscounted cash flows estimated to be generated from the future operations of those assets, and (ii) long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. CatchMark Timber Trust intends to use one harvest cycle for the purpose of evaluating the recoverability of timber and timberlands used in its operations. Future cash flow estimates are based on discounted probability-weighted projections for a range of possible outcomes. CatchMark Timber Trust considers assets to be held for sale at the point at which a sale contract is executed and the buyer has made a non-refundable earnest money deposit against the contracted purchase price. CatchMark Timber Trust has determined that there has been no impairment of its long-lived assets to date.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of timberland properties, CatchMark Timber Trust allocates the purchase price to tangible assets, consisting of timberland and timber, and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on management’s estimate of their fair values. The fair values of timberland and timber are determined based on available market information and estimated cash flow projections that utilize appropriate discount factors and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values are then allocated to timberland and timber based on management’s determination of the relative fair value of these assets.
Intangible Lease Assets
In-place ground leases with CatchMark Timber Trust as the lessee have value associated with effective contractual rental rates that are below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases.
Fair Value of Debt Instruments
CatchMark Timber Trust applied the provisions of the accounting standard for fair value measurements and disclosures in estimations of fair value of its debt instruments based on Level 2 assumptions. The fair value of the outstanding note payable was estimated based on discounted cash flow analysis using the current observable market borrowing rates for similar types of borrowing arrangements as of the measurement date. The discounted cash flow method of assessing fair value results in a general approximation of book value, and such value may never actually be realized.
Preferred Stock
The proceeds from issued and outstanding shares of preferred stock and dividends payable on preferred stock were recorded as preferred stock. See Note 8 – Stockholders' Equity.
Common Stock
The par value of CatchMark Timber Trust’s issued and outstanding shares of common stock is recorded as common stock. The remaining gross proceeds, net of offering costs, are recorded as additional paid-in capital.
Stock Dividends
Stock dividends are assigned a value based on share offering prices under CatchMark Timber Trust’s respective offerings and recorded within accumulated deficit and distributions. The par value of a stock dividend declared and issued is recorded as common stock and the remaining value is recorded as additional paid-in capital. The par value of a stock dividend declared but not issued is recorded as other liabilities in the accompanying consolidated balance sheets and the remaining value is recorded as additional paid-in capital. Basic and diluted per-share information presented in the accompanying consolidated statements of operations is retroactively adjusted for all periods presented to reflect the impact of the additional shares of common stock issued and outstanding as a result of a stock dividend.
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

The following table presents information about CatchMark Timber Trust’s interest rate swaps measured at fair value as of December 31, 2013 and 2012:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	12/31/13	12/31/12
Derivatives designated as hedging instruments:
Interest rate swap contract	Prepaid expenses and other assets (Other liabilities)	$268,368	$(687,674)
Derivatives not designated as hedging instruments:
Interest rate swap contract	Other liabilities	$—	$(128,934)

For additional information about CatchMark Timber Trust's interest rate swaps, see Note 5 –Interest Rate Swaps.

Revenue Recognition
Revenue from the sale of timber is recognized when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) legal ownership and the risk of loss are transferred to the purchaser, (iii) price and quantity are determinable, and (iv) collectibility is reasonably assured. CatchMark Timber Trust’s primary sources of revenue are recognized as follows:

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

(3)
Revenues from the sale of HBU and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectibility is assured. If a down payment of less than the minimum down payment is received at closing, CatchMark Timber Trust will record revenue based on the installment method.

(4)
For recreational leases, rental income collected in advance is recorded as other liabilities in the accompanying consolidated balance sheets until earned over the term of the respective recreational lease and recognized as other revenue.

In addition to the sources of revenue noted above, CatchMark Timber Trust also may enter into lump-sum sale contracts, whereby the purchaser generally pays the purchase price upon execution of the contract. Title to the timber and risk of loss transfers to the buyer at the time the contract is consummated. Revenues are recognized upon receipt of the purchase price. When the contract expires, ownership of the remaining standing timber reverts to CatchMark Timber Trust; however, adjustments are not made to the revenues previously recognized. Any extensions of time will be negotiated under a new or amended contract.

Stock-based Compensation
CatchMark Timber Trust has issued stock-based compensation in the form of stock options and restricted stocks to its directors and employees pursuant to its Long-term Incentive Plan. Restricted stock awards issued are considered equity awards and are recorded as a reduction to additional paid-in capital upon issuance. The fair value of stock options and restricted stock is recognized over the respective weighted-average vesting periods by charging expenses and recording additional paid-in capital. For those awards with performance conditions, expense is only recorded if it is deemed probable that the performance condition will be achieved. Compensation expense recognized is recorded as forestry operating expenses for those employees whose job is related to forest operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of operations. See Note 9 for a description of CatchMark Timber Trust’s Long-term Incentive Plan.
Earnings Per Share
Basic earnings (loss) per share available to common stockholders is calculated as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common stockholders is calculated as net income (loss) less dividends payable to or accumulated to preferred stockholders. Diluted earnings (loss) per share available to common stockholders equals basic earnings per share available to common stockholders, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. Basic and diluted earnings (loss) per share were the same for all periods presented as the dilutive effect of outstanding securities was immaterial.
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

CatchMark Timber Trust has elected to treat CatchMark Timber Trust TRS as a taxable REIT subsidiary. CatchMark Timber Trust may perform certain non-customary services, including real estate or non-real-estate related services, through CatchMark Timber Trust TRS. Earnings from services performed through CatchMark Timber Trust TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for CatchMark Timber Trust to continue to qualify to be taxed as a REIT, CatchMark Timber Trust’s investment in CatchMark Timber Trust TRS may not exceed 25% of the value of the total assets of CatchMark Timber Trust.

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

No provision for federal income taxes has been made in the accompanying consolidated financial statements, other than the provision relating to CatchMark Timber Trust TRS, as CatchMark Timber Trust did not generate taxable income for the periods presented. See Note 13 - Income Taxes for more information.

Business Segments
CatchMark Timber Trust owns interests in approximately 278,100 acres of timberland located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia. CatchMark Timber Trust operates in a single reporting segment, and the presentation of CatchMark Timber Trust’s financial condition and performance is consistent with the way in which CatchMark Timber Trust’s operations are managed.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for CatchMark Timber Trust for the period beginning January 1, 2013. See impact of the adoption of ASU 2013-02 in Note 5 - Interest Rate Swaps.

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

3.	Timber Assets

As of December 31, 2013 and 2012, timber and timberlands consisted of the following, respectively:

	As of December 31, 2013
	Gross	Accumulated Depletion or Amortization	Net
Timber	$149,859,173	$8,505,024	$141,354,149
Timberlands	184,114,333	—	184,114,333
Mainline roads	498,237	240,321	257,916
Timber and timberlands	$334,471,743	$8,745,345	$325,726,398

	As of December 31, 2012
	Gross	Accumulated Depletion or Amortization	Net
Timber	$161,878,914	$11,677,229	$150,201,685
Timberlands	183,349,545	—	183,349,545
Mainline roads	428,688	174,623	254,065
Timber and timberlands	$345,657,147	$11,851,852	$333,805,295

Timberland Acquisition

During the year ended December 31, 2013, 2012 and 2011, CatchMark Timber Trust acquired 1,786 acres, 30,199 acres, and 1,397 acres of timberland, respectively, for approximately $1.4 million, $20.5 million, and $1.0 million, respectively, excluding closing costs.

Timberland Sales

During the years ended December 31, 2013, 2012 and 2011, CatchMark Timber Trust sold approximately 1,167 acres, 6,020 acres, and 1,130 acres of timberland, respectively, for approximately $2.5 million and $11.0 million, and $1.7 million, respectively. CatchMark Timber Trust’s cost basis in the timberland sold was approximately $1.6 million, $7.2 million, and $1.2 million respectively.

Intangible Lease Assets

Upon the acquisition of Mahrt Timberland, CatchMark Timber Trust allocated the purchase price to tangible assets, consisting of timberland and timber, and intangible assets, consisting of below-market in-place ground leases for which CatchMark Timber Trust is the lessee. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases. CatchMark Timber Trust had net below-market lease assets of approximately $0.03 million and $0.1 million as of December 31, 2013 and 2012, respectively, and recognized amortization of this asset of approximately $0.1 million, $0.2 million, and $0.2 million in 2013, 2012, and 2011, respectively.

As of December 31, 2013, below-market lease assets will be amortized as follows:

For the years ending December 31,
2014	$3,521
2015	3,521
2016	3,521
2017	3,521
2018	3,521
Thereafter	12,029
$29,634
As of December 31, 2013, the remaining weighted-average amortization period over which below-market lease assets will be amortized is 3 years.

4.	Note Payable and Line of Credit

CoBank Loan

CatchMark Timber Trust entered into a senior credit agreement with a syndicate of banks with CoBank, ACB (“CoBank”) serving as the administrative agent on September 28, 2012. Under the CoBank Loan, CatchMark Timber

Trust borrowed $133.0 million through a term loan facility ("CoBank Term Loan") and had access to a $15.0 million revolving credit facility (the "CoBank Revolver"). Proceeds from the CoBank Term Loan were used to pay off the outstanding balance of the Mahrt loan, fund costs associated with closing the CoBank Loan, and partially fund a timberland acquisition. No amount was drawn under the CoBank Revolver.
The CoBank Loan bore interest at an adjustable rate based on one-month LIBOR plus an applicable margin ranging from 2.00% to 2.75% (the “LIBOR Rate”), based on the loan-to-collateral-value ratio (the “LTV Ratio”). The LTV Ratio is expressed as a percentage, of (a) the outstanding principal amount of all loans outstanding, less certain amounts permitted to be set aside under the terms of the CoBank Loan, for working capital and other purposes and any cash balances accumulated to fund distributions or future acquisitions, to (b) the value of the timberland assets, as determined in accordance with the CoBank Loan.

On December 19, 2013, CatchMark Timber Trust paid down the CoBank Loan by $80.2 million using proceeds from its IPO.

Amended CoBank Loan

On December 19, 2013, CatchMark Timber Trust entered into a third amended and restated credit agreement (the “Amended CoBank Loan”) with CoBank, Agfirst Farm Credit Bank, (“Agfirst”), Cooperatieve Centrale Raiffelsen-Boerenleenbank, B.A. (“RaboBank”), and certain other financial institutions. The Amended CoBank Loan amended and restated the CoBank Loan in its entirety.
The Amended CoBank Loan provides for borrowing under credit facilities consisting of:

•	a $15.0 million revolving credit facility (the “Revolving Credit Facility”),

•	a $150.0 million multi-draw term credit facility (the “Multi-Draw Term Facility”), and

•
the remaining amount outstanding under the CoBank Term Loan (the “Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “New Credit Facilities”), which is $52.2 million.

The Amended CoBank Loan provides that the New Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $75.0 million, consisting of up to a $10.0 million increase in the Revolving Credit Facility and the remainder available for incremental term loans.
Borrowings under the Revolving Credit Facility may be used for working capital, to support letters of credit and other general corporate purposes, but may not be used for timber acquisitions. The Revolving Credit Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on CatchMark Timber Trust's LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2018.
The Multi-Draw Credit Facility may be drawn upon up to five times during the period beginning on December 19, 2013 through December 19, 2016 and may be used to finance domestic timber acquisitions and associated expenses. Amounts repaid under the Multi-Draw Credit Facility may be re-borrowed prior to the third anniversary of the closing date. The Multi-Draw Facility will bear interest at an adjustable rate equal to a base rate plus between 0.75% and 2.00% or a LIBOR rate plus between 1.75% and 3.00%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2020. The Multi-Draw Credit Facility is interest only until the maturity date; however, if the CatchMark Timber Trust’s LTV Ratio is equal to or in excess of 35%, then principal payments will be required to be made beginning on December 31, 2016 at a per annum rate of 7.50% of the principal amount outstanding under the Multi-Draw Credit Facility.
The Term Loan Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on the CatchMark Timber Trust’s LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2018.

The Amended CoBank Loan is secured by a first mortgage in the CatchMark Timber Trust's timberlands, a first priority security interest in all bank accounts held by CatchMark Timber Trust and a first priority security interest on all other assets of CatchMark Timber Trust. In addition, CatchMark Timber Trust’ obligations under the Amended CoBank Loan are guaranteed by its subsidiaries. As of December 31, 2013, the outstanding balance of the Amended CoBank Loan was $52.2 million, all of which was outstanding under the Term Loan Facility.

The Amended CoBank Loan contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•
requires a minimum liquidity balance of $10.0 million until the date that CatchMark Timber Trust has achieved a fixed charge coverage ratio of not less than 1.05:1.00; after such date CatchMark Timber Trust must maintain a fixed coverage charge ratio of not less than 1.05:1.00.

CatchMark Timber Trust was in compliance with the financial covenants of the Amended CoBank Loan as of December 31, 2013.

Interest Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2013, 2012 and 2011, CatchMark Timber Trust made the following interest payments on its borrowings:

	2013	2012	2011
Mahrt Loan	$—	$2,533,285	$4,984,171
CoBank Loan	2,934,713	726,347	—
Amended CoBank Loan	91,918	—	—
	$3,026,631	$3,259,632	$4,984,171

As of December 31, 2013, and 2012, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap (see Note 5 – Interest Rate Swaps), was 2.14% and 2.62%, respectively. As of December 31, 2013 and 2012, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swaps
Risk Management Objective of Using Derivatives

In addition to the operational risks which arise in the normal course of business, CatchMark Timber Trust is exposed to economic risks such as interest rate, liquidity, and credit risks. CatchMark Timber Trust has entered into interest rate swap contracts in order to mitigate interest rate risk exposure arising from its variable interest rate debts. CatchMark Timber Trust does not enter into derivative or interest rate contracts for speculative purposes; however, CatchMark Timber Trust’s derivatives may not qualify for hedge accounting treatment.

Interest Rate Swap Designated as Hedging Instrument

As required by the terms of the CoBank Loan, on October 23, 2012, CatchMark Timber Trust entered into an interest rate swap agreement with Rabobank to hedge its exposure to changing interest rates on $80.0 million of the CoBank Loan that is subject to a variable interest rate (the “Rabobank Forward Swap”). The Rabobank Forward Swap became effective on March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Forward Swap, CatchMark Timber Trust pays interest at a fixed rate of 0.9075% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The Rabobank Forward Swap qualifies for hedge accounting treatment.

On December 19, 2013, in connection with entering into the Amended CoBank Loan, CatchMark Timber Trust unwound $47.0 million of the notional amount of the Rabobank Forward Swap and received a cash payment from Rabobank of approximately $0.1 million as settlement. This amount was reclassified from accumulated other comprehensive income and recognized as realized gain on interest rate swap in current earnings in the consolidated statements of operations.

During the year ended December 31, 2013, CatchMark Timber Trust recognized a change in fair value of the Rabobank Forward Swap of approximately $1.0 million as other comprehensive income. There was no hedge ineffectiveness on the Rabobank Forward Swap required to be recognized in current earnings. Net payments of approximately $0.4 million made under the Rabobank Forward Swap by CatchMark Timber Trust during the year ended December 31, 2013 was recorded as interest expense.

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
The detail of loss on the Rabobank Interest Rate Swap, which was recorded as loss on interest rate swaps in the accompanying consolidated statements of operations, is provided below for the years ended December 31, 2013 , 2012 and 2011:

	2013	2012	2011
Noncash gain on Rabobank Interest Rate Swap	$128,934	$847,743	$531,512
Net payments on Rabobank Interest Rate Swap	(129,408)	(971,259)	(971,009)
Loss on Rabobank Interest Rate Swap	$(474)	$(123,516)	$(439,497)

6.    Commitments and Contingencies

MeadWestvaco Timber Agreements

In connection with the acquisition of its timberlands, CatchMark Timber Trust entered into a fiber supply agreement and a master stumpage agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The fiber supply agreement provides that MeadWestvaco will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The master stumpage agreement provides that CatchMark Timber Trust will sell specified amounts of timber and make available certain portions of its timberlands to CatchMark TRS for harvesting. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark Timber Trust with a reliable customer for the wood products from its timberlands. For the years ended December 31, 2013, 2012, and 2011, approximately 60%, 54%, and 58%, respectively, of our net timber sales revenue was derived from the Timber Agreements.

MeadWestvaco can terminate the timber agreements prior to the expiration of the initial term if we replace Forest Resource Consultants, Inc. ("FRC") as our forest manager without the prior written consent of MeadWestvaco, except pursuant to an internalization of our management functions. We can terminate the Timber Agreements if MeadWestvaco (1) ceases to operate the Mahrt Mill for a period that exceeds 12 consecutive months, (2) fails to purchase a specified tonnage of timber for two consecutive years, subject to certain limited exceptions or (3) fails to make payments when due (and fails to cure within 30 days). In addition, either party can terminate the timber agreements if the other party commits a material breach (and fails to cure within 60 days) or becomes insolvent.

In addition, the timber agreements provide for adjustments to our and MeadWestvaco’s obligations in the event of a force majeure, which is defined to include, among other things, lightning, fires, storms, floods, infestation and other acts of God or nature.

FRC Timberland Operating Agreement

CatchMark Timber Trust is party to a timberland operating agreement with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland operating agreement, FRC manages and operates CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to MeadWestvaco in compliance with the Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on net revenues generated by the timberlands. The incentive fee is payable annually in arrears. The timberland operating agreement, as amended, is effective through December 31, 2014, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Obligations under Operating Leases
CatchMark Timber Trust owns leasehold interests related to the use of approximately 30,900 acres of timberland as of December 31, 2013. These operating leases have expiration dates ranging from 2014 through 2022. Approximately 20,500 acres of these leased timberlands are leased to CatchMark Timber Trust under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for four quarterly rental payments totaling $3.10 per acre plus an annual adjustment rental payment based on the change in the Producer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. This annual rental payment adjustment increased the per-acre lease rate to approximately $21.02 for 2013, which is the rate used to calculate the following remaining required payments under the terms of the operating leases as of December 31, 2013:

2014	$771,738
2015	684,638
2016	657,125
2017	657,125
2018	657,125
Thereafter	2,208,500
$5,636,251

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

CatchMark Timber Trust is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of CatchMark Timber Trust. CatchMark Timber Trust is not aware of any legal proceedings contemplated by governmental authorities.

7.	Noncontrolling Interest and Special Units
As discussed in Note 1, CatchMark Timber Trust is the general partner of CatchMark Timber OP and owns 99.99% of its common partnership units. Prior to CatchMark Timber Trust's transition to a self-managed company, Wells TIMO was the sole limited partner of CatchMark Timber OP, holding 200 common units representing approximately 0.01% of the partnership interests. Wells TIMO also held 100 special units of CatchMark Timber OP.
Pursuant to the Master Agreement and upon the termination of the Advisory Agreement, on October 25, 2013, CatchMark LP Holder purchased all of Wells TIMO’s common limited partnership units in CatchMark Timber OP for an aggregate purchase price of $1,312. Following the acquisition of the common limited partnership units, CatchMark LP Holder entered into an amended and restated limited partnership agreement with CatchMark Timber Trust (the "Amended Partnership Agreement") pursuant to which CatchMark LP Holder became the sole limited partner of CatchMark Timber OP. Limited partners holding common units representing limited partnership interests in CatchMark Timber OP have the option to redeem such units after the units have been held for one year. Unless CatchMark Timber Trust exercises its right to purchase common units of CatchMark Timber OP for shares of its common stock, CatchMark Timber OP would redeem such units with cash.
Also on October 25, 2013, the special limited partnership units held by Wells TIMO were redeemed by CatchMark Timber OP. Wells TIMO did not receive any consideration in connection with the redemption of its special limited partnership units.
8.    Stockholders' Equity

Under CatchMark Timber Trust's charter, it has authority to issue a total of 1,000,000,000 shares of capital stock. Of the total shares authorized, 900,000,000 shares are designated as common stock with a par value of $0.01 per share, 100,000,000 shares are designated as preferred stock.

Common Stock - Recapitalization and IPO

On October 24, 2013, CatchMark Timber Trust effectuated a ten-to-one reverse stock split of its outstanding common stock (the “Reverse Stock Split”). Immediately following the Reverse Stock Split, CatchMark Timber Trust re-designated all of its then-authorized common stock as "Class A Common Stock". A stock dividend was declared and paid on October 25, 2013 (the “Stock Dividend” and, together with the Reverse Stock Split, the “Recapitalization”) pursuant to which each share of common stock outstanding as of October 24, 2013, following the Reverse Stock Split, received:

•one share of Class B-1 common stock; plus
•one share of Class B-2 common stock; plus
•one share of Class B-3 common stock.

Any fractional shares of Class A common stock outstanding after the reverse stock split also received an equivalent fractional share of Class B-1, Class B-2 and Class B-3 common stock, which was then immediately converted into Class A common stock. This conversion is shown as a fractional share conversion within the 2013 consolidated statements of stockholders' equity. The Recapitalization was effective upon filing amendments to CatchMark Timber Trust's charter with State Department of Assessments and Taxation of Maryland on October 24, 2013. CatchMark Timber Trust refers to Class B-1 common stock, Class B-2 common stock, and Class B-3 common stock collectively as “Class B common stock,” and Class A and Class B common stock collectively as “common stock.”

On December 12, 2013, CatchMark Timber Trust listed its Class A common stock on NYSE (the "Listing"). CatchMark Timber Trust completed its IPO on December 17, 2013, selling 10,526,316 shares of its Class A common stock.

CatchMark Timber Trust's Class B common stock is identical to its Class A common stock except that (1) CatchMark Timber Trust does not intend to list its Class B common stock on a national securities exchange and (2) shares of Class B common stock will convert automatically into shares of Class A common stock, pursuant to provisions of CatchMark Timber Trust's charter, on the following schedule:

•six months following the Listing, in the case of the Class B-1 common stock;
•twelve months following the Listing, in the case of the Class B-2 common stock; and
•eighteen months following the Listing, in the case of the Class B-3 common stock.

The board of directors has the authority to accelerate the conversion of the Class B-2 shares and the Class B-3 shares to dates not earlier than nine months and twelve months, respectively, following the listing with the consent of the underwriter of the IPO. On the eighteen-month anniversary of the listing, all shares of the Class B common stock will have converted into the Class A common stock.

The combined effect of the ten-to-one reverse stock split and the stock dividend is equivalent to a 2.5-to-one reverse stock split. The Recapitalization also had the effect of decreasing the total number of outstanding shares of CatchMark Timber Trust's common stock, but did not change the number of shares of common stock that are authorized for issuance under the charter. After the Recapitalization, of the total shares of common stock authorized, 889,500,000 shares are designated as Class A common stock, 3,500,000 are designated as Class B-1 common stock, 3,500,000 are designated as Class B-2 common stock, and 3,500,000 are designated as Class B-3 common stock. All classes of CatchMark Timber Trust's common stock have a par value of $0.01 per share.

On October 23, 2013, immediately prior to the Reverse Stock Split, approximately 31.7 million shares of CatchMark Timber Trust's common stock were outstanding. As of October 25, 2013, in aggregate after the Recapitalization, approximately 12.7 million shares of Class A and Class B common stock were outstanding. Of this amount, approximately 3.2 million shares were Class A common stock (representing 25% of total outstanding common stock) and approximately 9.5 million shares were Class B common stock (representing 75% of our total outstanding common stock).

The Recapitalization was effected on a pro rata basis with respect to all stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of CatchMark Timber Trust's outstanding shares. On December 12, 2013, CatchMark Timber Trust cashed out approximately 5,227 fractional shares of Class A common stock at $13.50 per share for a total of $0.1 million.

Preferred Stock Redemption

Between October 2007 and December 2009, CatchMark Timber Trust issued 32,128 shares of Series A preferred stock and 11,500 shares of Series B preferred stock to Wells Real Estate Funds ("Wells REF") in exchange for approximately $32.1 million and $11.5 million, respectively. As of December 31, 2012, 27,585 shares of Series A preferred stock and 9,807 shares of Series B preferred stock were outstanding ("Preferred Shares") plus accrued but unpaid dividends.

On September 18, 2013, CatchMark Timber Trust, Wells REF, Leo F. Wells, III, CatchMark Timber Trust's former President and Chairman of the Board, and Douglas P. Williams, CatchMark Timber Trust's former Executive Vice President, Secretary, Treasurer and director, entered into a preferred stock redemption agreement, which was subsequently amended on September 20, 2013 and October 25, 2013 (as amended, the “Preferred Stock Redemption Agreement”). Pursuant to the Preferred Stock Redemption Agreement, the Preferred Shares continued to accrue dividends daily at an annual rate of 1.0% of the issue price. Upon the closing of the IPO, on December 17, 2013, CatchMark Timber Trust redeemed its outstanding 37,392 Preferred Shares at the original issue price of approximately $37.4 million, plus accrued but unpaid dividends of $11.6 million. As of December 31, 2013, CatchMark Timber Trust had redeemed all outstanding shares of preferred stock.

Share Redemption Plan

Prior to its termination on October 31, 2013, the SRP allowed stockholders who hold their shares for more than one year to sell their shares back to CatchMark Timber Trust, subject to certain limitations and penalties. Since no proceeds had been received from the sale of shares through DRP, the SRP was funded by a monthly, non-cumulative reserve of $150,000 set aside by the board of directors for redemptions in connection with death, qualifying disability, or qualification for federal assistance for confinement to a long-term care facility (“Qualified Special Redemptions”). CatchMark Timber Trust did not redeem any shares under the SRP other than Qualified Special Redemptions. Qualified Special Redemptions did not require a one-year holding period.

Effective January 1, 2013, the price paid for shares redeemed under the SRP equaled $6.23 per share, which represented 95% of the estimated per-share value of CatchMark Timber Trust's common stock as of September 30, 2012. In connection with the execution of the Master Agreement (also see Note 1, Note 7, and Note 12 for related transactions), on September 18, 2013, CatchMark Timber Trust's board of directors approved the termination of the SRP effective as of October 31, 2013.

During the years ended December 31, 2013, and 2012, approximately 39,161 and 31,635 shares of common stock, respectively, were redeemed pursuant to the SRP for approximately $0.6 million. and $0.7 million, respectively.

9.    Stock Based Compensation

Amended and Restated Long-Term Incentive Plan

On October 24, 2013, CatchMark Timber Trust’s board of directors approved the Amended and Restated 2005 Long-Term Incentive Plan (the “LTIP”), effective on October 25, 2013, to (i) increase the number of shares of common stock available for issuance thereunder to 1,150,000 shares of Class A common stock and 50,000 shares of each of the Class B-1, Class B-2 and Class B-3 common stock, (ii) extend the term of the LTIP to October 25, 2023, (iii) incorporate into the plan document previously-approved, stand-alone amendments, and (iv) make certain additional ministerial changes.

Equity Compensation for Independent Directors

Under the LTIP, each independent director elected or appointed to CatchMark Timber Trust's board on or after November 13, 2009 received a grant of 1,000 shares of restricted stock upon his initial election or appointment. Upon each subsequent re-election to the board, each independent director received a subsequent grant of 400 shares of restricted stock. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant. During 2013, 3,200 shares of restricted stock were granted to the independent directors. As of December 31, 2013, CatchMark

Timber Trust had granted 9,600 shares of restricted stock to the independent directors, 3,467 shares of which had vested and 1,467 shares of which were forfeited upon the resignation of two independent directors.

Effective January 1, 2014, each of the independent directors will receive, on the day following an annual stockholders meeting, a number of restricted shares having a value of $30,000 on the grant date. The number of restricted shares granted to each independent director will be determined by dividing $30,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date. The restricted shares will vest in thirds on each of the first three anniversaries of the grant, subject to the independent director’s continued service on the board on each such date, or on the earlier occurrence of a change in control of our company or the independent director’s death, disability or termination with cause.

Stock Ownership Guidelines for Independent Directors

On October 24, 2013, the board of directors adopted stock ownership guidelines for independent directors which require that each independent director own shares of CatchMark Timber TrustCatchMark Timber Trust's common stock having a value of four times his or her annual cash retainer. Each director must meet the stock ownership guidelines by the later of October 25, 2018, or the fifth anniversary of his or her election to the board. Until the ownership guidelines are met, or at any time the director is not in compliance with the guidelines, he or she must retain 100% of any shares received from our company for service on the board, with an exception for shares sold for the limited purposes of paying the exercise price, in the case of stock options, or satisfying any applicable tax liability related to the award.

Equity Compensation for Employees

Pursuant to the LTIP, CatchMark Timber Trust issued the following restricted stock grants to its employees during 2013:

	Time-Based Restricted Shares (1)	Performance-Based Restricted Shares (2)	IPO RSUs (3)
Executives	34,000	51,000	91,000
Non-executives	20,000	—	39,400
Total	54,000	51,000	130,400
Weighted average price of restricted shares granted (4)	$13.57	$13.55	$13.57

(1)
The restricted shares vest in equal annual installments on each of December 31, 2014, December 31, 2015, December 31, 2016, and December 31, 2017, subject to the an employee’ continued employment with CatchMark Timber Trust on each vesting date, or on the earlier occurrence of a change in control or the employee’s termination of employment (i) by CatchMark Timber Trust without cause, (ii) by the employee for good reason, or (iii) by reason of the executive’s death or disability.

(2)
The number of restricted shares earned will be based upon achievement of performance goals for 2014 as established by the compensation committee of the board of directors, and the earned shares will vest December 31, 2017, subject to the executive's continued employment with CatchMark Timber Trust on that date. In the event of a change in control, these shares will vest as of the date of the change in control.

(3)
The restricted stock units vested and converted to shares of Class A common stock upon Listing, 84,261 shares were issued net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations.

(4)	The fair value of each share granted is equal to the share price of CatchMark Timber Trust's common stock on the date of grant.

CatchMark Timber Trust recognized expenses over the respective vesting period from the date of grant. During the year ended December 31, 2013, CatchMark Timber Trust recorded $1.5 million of stock-based compensation cost in General and Administrative Expenses, and $0.4 million of stock-based compensation expense in Forestry Management Expenses.

As of December 31, 2013, there was $1.1 million of unrecognized compensation cost related to the CatchMark Timber Trust’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 4 years.

10.     Recreational Leases

CatchMark Timber Trust leases certain access rights to portions of the Mahrt Timberland to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. CatchMark Timber Trust retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2013, approximately 261,100 acres, or 99%, of CatchMark Timber Trust’s available timberland had been leased to tenants under operating leases that expire in May 2014. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the terms of the respective recreational leases and recognized as other revenue. As of December 31, 2013 and 2012, approximately $1.1 million and $1.0 million, respectively, of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For each of the three years in the period ended December 31, 2013, CatchMark Timber Trust recognized other revenues related to recreational leases of approximately $2.5 million, $2.4 million, $2.4 million, respectively.

11.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2013, 2012, and 2011, respectively:

	2013	2012	2011
Write-off of due to affiliates	$—	$27,315,249	$—
Discounts applied to issuance of common stock	$—	$43,761	$463,980
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$—	$105,502
Cancellation of stock dividends	$—	$(329)	$5,570,133
Stock dividends payable to stockholders – additional paid-in capital	$—	$—	$(221,082)
Stock dividends payable to stockholders – par value	$—	$—	$(221)
Other liabilities assumed upon acquisition of timberland	$125,163	$1,156,317	$4,404
Other offering costs due to affiliate	$—	$—	$28,316

12.	Related-Party Transactions and Agreements

Advisory Agreement

CatchMark Timber Trust and CatchMark Timber OP were party to the Advisory Agreement with Wells TIMO, pursuant to which Wells TIMO acted as CatchMark Timber Trust's external advisor and performed certain key functions on behalf of CatchMark Timber Trust, including, among others, management of day-to-day operations and investment of capital proceeds. As discussed in detail below, in connection with CatchMark Timber Trust's transition to self-management, the Advisory Agreement terminated on October 25, 2013.

During the periods presented, the amount of advisor fees and expense reimbursements Wells TIMO was entitled to as CatchMark Timber Trust's external advisor was determined pursuant to various amendments and restatements of the advisory agreement, as described below:

•
Effective July 1, 2013 through October 25, 2013, pursuant to an amended and restated advisory agreement (the “Restated Advisory Agreement”), the monthly advisor fee payable to Wells TIMO equaled to one-twelfth of 1.0% of the aggregate value of CatchMark Timber Trust's properties as established in connection with the estimated valuation conducted as of September 30, 2012 pursuant to applicable FINRA rules (“Assets Under Management”). Asset Under Management shall be adjusted upon the sale any properties for an amount greater than $5.0 million in aggregate or the acquisition of any properties for an amount greater than $5.0 million in aggregate. However, aggregate advisor fees payable for fiscal year 2013 shall not exceed 1.0% of Assets Under Management as of September 30, 2012.

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

•
Between April 1, 2011 and March 30, 2012, an amendment to the advisory agreement (“Advisory Agreement Amendment No. 1”) limited the amount of fees and expense reimbursements as of and for each quarter to the least of: (1) an asset management fee equal to one fourth of 1.0% of asset under management plus reimbursements for all costs and expenses Wells TIMO incurred in fulfilling its duties as the asset manager, (2) one quarter of 1.5% of assets under management, or (3) free cash flow in excess of an amount equal to 1.05 multiplied by interest on outstanding debt. Free cash flow was defined as EBITDA (as defined in CatchMark Timber Trust's credit agreements), less all capital expenditures paid by CatchMark Timber Trust on a consolidated basis, less any cash distributions (except for the payments of accrued but unpaid dividends as a result of any redemptions of CatchMark Timber Trust's outstanding preferred stock), less any cash proceeds from timberland sales equal to the cost basis of the properties sold.

•
During the first quarter of 2011, Wells TIMO was entitled to (1) a monthly asset management fees equal to one-twelfth of 1.0% of the greater of (i) the gross cost of all investments made on behalf of CatchMark Timber Trust and (ii) the aggregate value of such investments; and (2) reimbursement for all costs and expenses Wells TIMO incurs in fulfilling its duties as the asset portfolio manager.

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

No payments were permitted under the Advisory Agreement if they would have caused a default under CatchMark Timber Trust's credit agreements.

On January 20, 2012, CatchMark Timber Trust entered into an agreement with Wells TIMO to forgive approximately $25.1 million of accrued but unpaid asset management fees and expense reimbursements that were previously deferred due to restrictions under CatchMark Timber Trust's credit agreements. Due to the related-party nature of these transactions, this amount, along with the organizational and offering costs forgiven by Wells TIMO on January 27, 2012, were recorded as additional paid-in capital during 2012.

Master Self-Management Transition Agreement and Termination of Advisory Agreement

On September 18, 2013, CatchMark Timber Trust, CatchMark Timber OP, Wells REF and Wells TIMO entered into the Master Agreement, which sets forth the framework for CatchMark Timber Trust’s separation from Wells and its transition to self-management. On October 24, 2013, the parties entered into the Master Agreement Amendment and terminated the Restated Advisory Agreement effective on October 25, 2013.

Pursuant to the Master Agreement, Wells agreed to facilitate and support CatchMark Timber Trust’s efforts to hire up to eight employees of Wells identified by CatchMark Timber Trust who, as of the date of the Master Agreement, performed substantial services for CatchMark Timber Trust pursuant to the Advisory Agreement (collectively, the “Targeted Personnel”). On October 25, 2013, CatchMark Timber Trust hired the Targeted Personnel selected by CatchMark Timber Trust with such compensation and benefits as determined by CatchMark Timber Trust.

Upon the termination of the Advisory Agreement, the special limited partnership units held by Wells TIMO in CatchMark Timber OP were automatically redeemed by CatchMark Timber OP, and Wells TIMO was not entitled to any consideration in connection with such redemption. On October 25, 2013, CatchMark LP Holder purchased all of Wells TIMO’s common limited partnership units in CatchMark Timber OP for an aggregate purchase price of $1,312. For further information on the special limited partnership units, refer to the consolidated financial statements and accompanying notes included in CatchMark Timber Trust's Annual Report on Form 10-K for the year ended December 31, 2012.

Preferred Stock Redemption Agreement

See Note 8 - Stockholders' Equity.

Transition Services Agreement

Pursuant to the Master Agreement, CatchMark Timber Trust and Wells REF entered into a Transition Services Agreement (the “TSA”) on October 25, 2013, pursuant to which Wells REF and its affiliates will provide certain consulting, support and transitional services to CatchMark Timber Trust at the direction of CatchMark Timber Trust in order to facilitate CatchMark Timber Trust’s successful transition to self-management.

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

The TSA will remain in effect until June 30, 2014 unless otherwise terminated in accordance with the terms of the TSA. The TSA may be terminated (1) immediately by CatchMark Timber Trust or Wells REF for causes, as defined in the TSA, or (2) by CatchMark Timber Trust or Wells REF upon 60 days’ written notice for any reason. Following the termination of the TSA, Wells REF will not be entitled to continue to receive the Consulting Fee; provided, however, that (1) Wells REF will be entitled to receive from CatchMark Timber Trust within 30 days after the termination date all unpaid reimbursements of expenses and all earned but unpaid Consulting Fees payable to Wells REF prior to the termination date, and (2) if CatchMark Timber Trust terminates the TSA without cause prior to June 30, 2014, Wells REF will be entitled to receive the Consulting Fee through June 30, 2014.

Sublease Agreement

Pursuant to the Master Agreement, Wells REF and CatchMark Timber OP entered into the Sublease on October 25, 2013, pursuant to which CatchMark Timber OP will sublet from Wells REF a portion of the office space currently used and occupied by Wells REF. The term of the Sublease commenced on October 25, 2013, and will terminate on March 31, 2014; provided that CatchMark Timber OP may terminate the Sublease upon 10 business days’ written notice to Wells REF. CatchMark Timber OP will pay Wells REF a monthly rent of $5,961 pursuant to the Sublease, provided that no rent will be payable for October, November and December 2013.

Indemnification Agreements

On September 18, 2013, CatchMark Timber Trust entered into indemnification agreements, effective as of September 18, 2013, with each of CatchMark Timber Trust’s then-current directors and executive officers and Jerry Barag and John F. Rasor (collectively, the “Indemnitees”). Pursuant to the indemnification agreements, CatchMark Timber Trust will indemnify each Indemnitee to the maximum extent permitted by Maryland law against any judgments, damages, liabilities, losses or expenses incurred by such Indemnitee by reason of such Indemnitee's status as a present or former director, officer, employee or agent of CatchMark Timber Trust.

Structuring Agent Agreement

CatchMark Timber Trust was party to a structuring agent agreement (the “Structuring Agent Agreement”) whereby Wells Germany GmbH, a limited partnership organized under the laws of Germany ("Wells Germany"), served as the structuring agent in connection with the 2010 German Offering. CatchMark Timber Trust paid a structuring agent fee to Wells Germany of $0.20 per share sold under the 2010 German Offering. The Structuring Agent Agreement expired upon the conclusion of the 2010 German Offering, and with respect to ongoing services, the Structuring Agent Agreement terminated upon the listing of CatchMark Timber Trust's common stock on the NYSE.

Related-Party Costs

Pursuant to the terms of the agreements described above, CatchMark Timber Trust incurred the following related-party costs for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Advisor fees and expense reimbursements	$3,561,608	$3,720,000	$3,324,154
Consulting fees	50,178	—	—
Disposition fees	39,096	219,449	29,968
Commissions(1) (2)	—	246,546	3,421,576
Dealer-manager fees(1)	—	71,057	950,727
Other offering costs(1)	—	48,752	654,136
Total	$3,650,882	$4,305,804	$8,380,561

(1)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers.

Due to Affiliates

As of December 31, 2013, there was no balance in due to affiliates. As of December 31, 2012, CatchMark Timber Trust had a due to affiliates balance of approximately $1.3 million, consisted entirely of advisor fees and expense reimbursements due to Wells TIMO.

13.     Income Taxes
CatchMark Timber Trust records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Components of the deferred tax asset as of December 31, 2013 and 2012 were attributable to the operations of Catchmark Timber TRS only and were as follows:

	As of December 31,
	2013	2012
Deferred tax asset:
Net operating loss carryforward	$5,920,309	$3,267,382
Gain on timberland sales	(256)	(6,985)
Other	(6,461)	—
Total deferred tax asset	5,913,592	3,260,397

Valuation allowance	(5,913,592)	(3,260,397)
Deferred tax asset, net	$—	$—

CatchMark Timber Trust did not incur any deferred tax liabilities for the years ended December 31, 2013 and 2012.

CatchMark Timber Trust elected to be taxed as a REIT for its taxable years ended December 31, 2013, 2012, and 2011. As of January 1, 2009 (the "REIT Commencement Date"), its REIT commencement date, CatchMark Timber Trust had net built-in gains on its timber assets of approximately $18.3 million. CatchMark Timber Trust elected not to take such net built-in gains into income immediately prior to the REIT Commencement Date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT Commencement Date, if disposed of within the ten-year period beginning on the REIT Commencement Date. CatchMark Timber Trust will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT Commencement Date on the lesser of (a) the excess of the fair market value of the asset disposed of as of the REIT Commencement Date over its basis in the asset as of the REIT Commencement Date (the built-in gain with respect to that asset as of the REIT Commencement Date); (b) the amount of gain CatchMark Timber Trust would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its assets as of the REIT commencement date not already recognized during the ten-year period. As of December 31, 2013, CatchMark Timber Trust had net built-in gains of approximately $17.5 million.

At December 31, 2013, CatchMark Timber Trust had federal and state net operating loss carryforwards of approximately $104.0 million and $87.6 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027, and the state net operating loss carryforwards will begin to expire in 2022.

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to CatchMark Timber TRS’ effective tax rate for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	3.06%	3.32%	3.31%
Other temporary differences	(0.02)%	0.07%	0.23%
Write-off of due to affiliates	—%	(76.14)%	—%
Other permanent differences	21.03%	2.58%	(0.01)%
Valuation allowance	(58.07)%	36.17%	(37.53)%
Effective tax rate	—	—	—
The difference between the federal statutory tax rate and effective tax rate relates primarily to the state statutory rates and valuation allowance.
As of December 31, 2013 and 2012, the tax basis carrying value of CatchMark Timber Trust’s total assets was approximately $325.9 million and approximately $340.9 million, respectively.
14.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,387,791	$9,252,419	$7,857,246	$7,550,134
Operating loss	$(1,196,915)	$(1,617,420)	$(1,579,249)	$(4,208,731)	(3)
Net loss	$(1,986,734)	$(2,563,923)	$(2,527,903)	$(6,118,360)
Net loss available to common stockholders	$(2,078,868)	$(2,656,892)	$(2,621,893)	$(6,199,051)
Basic and diluted net loss per share available to common stockholders(1) (2)	$(0.16)	$(0.21)	$(0.21)	$(0.43)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,885,864	$18,292,293	$8,934,702	$9,086,920
Operating loss	$(2,177,228)	$523,104	$(226,147)	$(1,819,328)
Net loss	$(3,254,067)	$(464,306)	$(2,519,815)	$(2,632,544)
Net loss available to common stockholders	$(3,347,108)	$(557,276)	$(2,613,807)	$(2,726,533)
Basic and diluted net loss per share available to common stockholders(1)(2)	$(0.28)	$(0.05)	$(0.21)	$(0.21)

(1)	The sums of the quarterly amounts do not equal loss per share for the years ended December 31, 2013 and 2012 due to the increases in weighted-average shares outstanding over the years.

(2)	Amounts adjusted for all periods presented to reflect impact of additional shares of common stock issued and outstanding as a result of the Recapitalization.

(3)	Reflects costs incurred related to CatchMark Timber Trust's transition to self-management, the listing on the NYSE, and the IPO.

15.	Subsequent Events

Exercise of Overallotment Option

On January 9, 2014, the underwriters for the IPO exercised their overallotment option to purchase 1,578,947 shares of CatchMark Timber Trust's Class A common stock in full. After deducting $1.5 million of underwriter discounts and commissions, CatchMark Timber Trust received net proceeds of $19.8 million, $18.2 million of which was used to pay down the outstanding CoBank loan.

Timberland Acquisition Agreement

On March 13, 2014, CatchMark Timber Trust entered into a purchase and sales agreement (the "PSA") with Forestree VI LP and Forestree VI Texas LP (collectively, the "Seller") to purchase approximately 36,000 acres of timberland for approximately $74.0 million. The PSA is subject to the approval of the investment committee of Hancock Natural Resource Group, Inc. on or before March 20, 2014. This acquisition is also subject to customary closing conditions and CatchMark Timber Trust cannot guarantee that it will be completed. This transaction is expected to close in April and will be funded through debt financing.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-191322) filed on September 23, 2013 (the “Initial S-11 Registration Statement”)

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013 (the “S-8 Registration Statement”)

4.1	Third Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 7, 2012)

10.1
Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.2
Amendment No. 1 to the Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated and filed on April 1, 2011)

10.3
Amendment No. 2 to the Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.3 to the 2011 Form 10-K)

10.4
Amended and Restated Advisory Agreement among Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, L.P., and Wells Timberland Management Organization, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 1, 2013 and filed on July 2, 2013)

10.5
Master Self-Management Transition Agreement by and among CatchMark Timber Trust, Inc., CatchMark Timber Operating Partnership, L.P., Wells Timberland Management Organization, LLC and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.2 to the Initial S-11 Registration Statement)

10.6
Amendment No. 1 to the Master Self-Management Transition Agreement by among CatchMark Timber Trust, Inc., CatchMark Timber Operating Partnership, L.P., Wells Timberland Management Organization, LLC and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 30, 2013 (the “2013 Third Quarter Form 10-Q”))

10.7
Transition Services Agreement by and among CatchMark Timber Trust, Inc., CatchMark Timber Operating Partnership, L.P. and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.7 to the 2013 Third Quarter Form 10-Q)

10.8
Preferred Stock Redemption Agreement by and among CatchMark Timber Trust, Inc., Wells Real Estate Funds, Inc., Leo F. Wells, III and Douglas P. Williams (incorporated by reference to Exhibit 10.4 to the Initial S-11 Registration Statement)

10.9
Amendment to the Preferred Stock Redemption Agreement dated as of September 20, 2013 by and among CatchMark Timber Trust, Inc., Wells Real Estate Funds, Inc., Leo F. Wells, III and Douglas P. Williams (incorporated by reference to as Exhibit 10.5 to the Initial S-11 Registration Statement)

Exhibit Number	Description

10.10
Amendment No. 2 to the Preferred Stock Redemption Agreement by and among CatchMark Timber Trust, Inc., Wells Real Estate Funds, Inc. Leo F. Wells, III and Douglas P. Williams (incorporated by reference to Exhibit 10.6 to the 2013 Third Quarter Form 10-Q)

10.11
Third Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. ((incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009)

10.12+	Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report of Form 10-Q for the quarter ended June 30, 2006 and filed on September 22, 2006)

10.13	Amended and Restated 2005 Long-Term Incentive Plan (incorporates by reference to Exhibit 10.1 to the S-8 Registration Statement)

10.14+
Second Amended and Restated 2005 Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010 (the “2009 Form 10-K”))

10.15+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (Effective January 1, 2014) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 19, 2014)

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Initial S-11 Registration Statement)

10.21
Amended and Restated Credit Agreement dated as of March 24, 2010 among Timberlands II, LLC, and Wells Timberland Operating Partnership, L.P., as the borrowers, and CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-K)

10.22	Amendment No. 1 to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the 2011 Second Quarter Form 10-Q)

10.23	Amendment No. 2 to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the 2011 Second Quarter Form 10-Q)

10.24	Amendment No. 3 to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.14 to the 2011 Form 10-K)

10.25
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

10.26
Amended and Restated Limited Guaranty dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.10 to the 2009 Form 10-K)

10.27
Amended and Restated Security Agreement dated as of March 24, 2010 made by Wells Timberland REIT, Inc. in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.11 to the 2009 Form 10-K)

10.28
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

10.29
Amended and Restated Guaranty dated as of March 24, 2010 made by Wells Timberland TRS, Inc., in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.13 to the 2009 Form 10-K)

Exhibit Number	Description

10.30
Amended and Restated Guaranty dated as of March 24, 2010 made by Wells TRS Harvesting Operations, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.14 to the 2009 Form 10-K)

10.31
Guaranty dated as of March 24, 2010 made by Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.15 to the 2009 Form 10-K)

10.32
Amended and Restated Pledge Agreement dated as of March 24, 2010 made by Wells Timberland Operating Partnership, L.P., Timberlands II, LLC, Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.16 to the 2009 Form 10-K)

10.33
Amended and Restated Security Agreement dated as of March 24, 2010 between Wells Timberland Operating Partnership, L.P., Timberlands II, LLC, as the borrowers, Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.17 to the 2009 Form 10-K)

10.34
Third Amended and Restated Credit Agreement, dated as of December 19, 2013, by and among Timberlands II, LLC and CatchMark Timber Operating Partnership, L.P., as Borrowers, CoBank, ACB, as Administrative Agent, Joint Lead Arranger, Sole Bookrunner, Swingline Lender and Issuing Lender, AgFirst Farm Credit Bank, as Joint Lead Arranger and Syndication Agent, Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A. “RaboBank Nederland”, New York Branch, as Document Agent, and Certain Financial Institutions, as the Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 26, 2013 (the “December 26 Form 8-K”))

10.35
Second Amended and Restated Security Agreement, dated as of December 19, 2013, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.2 to the December 26 Form 8-K )

10.36
Second Amended and Restated Security Agreement, dated as of December 19, 2013, made by CatchMark Timber Trust, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.3 to the December 26 Form 8-K )

10.37
Second Amended and Restated Limited Guaranty, dated as of December 19, 2013, made by CatchMark Timber Trust, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.4 to the December 26 Form 8-K )

10.38
Second Amended and Restated Guaranty, dated as of December 19, 2013 made by CatchMark Timber TRS, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.5 to the December 26 Form 8-K )

10.39
Second Amended and Restated Guaranty made by CatchMark TRS Harvesting Operations, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party(incorporated by reference to Exhibit 10.6 to the December 26 Form 8-K )

10.40
Amended and Restated Guaranty made by CatchMark HBU, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.7 to the December 26 Form 8-K )

10.41
Second Amended and Restated Pledge Agreement, dated as of December 19, 2013, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.8 to the December 26 Form 8-K )

10.42
Georgia Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 (No. 333-129651) filed on December 14, 2007 (“Post-Effective Amendment No. 2”)

Exhibit Number	Description
10.43
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

10.44
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

10.45
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

10.49
Master Stumpage Agreement dated October 9, 2007 by and among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.25 to the 2009 Form 10-K)

10.50
Fiber Supply Agreement dated October 9, 2007 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.26 to the 2009 Form 10-K)

10.51
First Amendment to Fiber Supply Agreement dated January 28, 2010 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.27 to the 2009 Form 10-K)

10.55
Due to Affiliates Discharge Agreement by and between Wells Timberland REIT, Inc., Wells Timberland Operating Partnership, LP, and Wells Timberland Management Organization, LLC dated January 20, 2012 (incorporated by reference to Exhibit 10.36 to the 2011 Form 10-K)

10.69	Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag (incorporated by reference to Exhibit 10.9 to the 2013 Third Quarter Form 10-Q)

10.70	Employment Agreement by and between CatchMark Timber Trust, Inc. and John F. Rasor (incorporated by reference to Exhibit 10.10 to the 2013 Third Quarter Form 10-Q)

10.71	Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis (incorporated by reference to Exhibit 10.11 to the 2013 Third Quarter Form 10-Q)

10.72*	Form of Performance-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan

10.73*	Form of Service-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan

10.74*	Form of Restricted Stock Unit Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan

Exhibit Number	Description

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.