Form 10-Q
period 2014-03-31
CatchMark Timber Trust, Inc.
filed 2014-05-14
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2325, Atlanta, GA
Atlanta, GA 30328
(Address of principal executive offices)
(Zip Code)

(855) 858-9794
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s classes of common stock, as of April 30, 2014:
Class A Common Stock 15,491,110 shares
Class B-1 Common Stock 3,164,476 shares
Class B-2 Common Stock 3,164,476 shares
Class B-3 Common Stock 3,164,476 shares

FORM 10-Q

CATCHMARK TIMBER TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of CatchMark Timber Trust, Inc. and subsidiaries (“CatchMark Timber Trust,” “we,” “our,” or “us”) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, CatchMark Timber Trust, or the executive officers on CatchMark Timber Trust’s behalf, may from time to time make forward-looking statements in reports and other documents CatchMark Timber Trust files with the Securities and Exchange Commission (the "SEC") or in connection with oral statements made to the press, potential investors, or others. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. CatchMark Timber Trust’s results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$3,188,290	$8,613,907
Accounts receivable	1,143,907	593,546
Prepaid expenses and other assets	6,102,762	2,506,470
Deferred financing costs, less accumulated amortization of $84,292 and $9,633 as of March 31, 2014 and December 31, 2013, respectively	1,423,492	1,483,547
Timber assets, at cost (Note 3):
Timber and timberlands, net	324,417,926	325,726,398
Intangible lease assets, less accumulated amortization of $928,331 and $927,451 as of March 31, 2014 and December 31, 2013, respectively	28,754	29,634
Total assets	$336,305,131	$338,953,502

Liabilities:
Accounts payable and accrued expenses	$2,681,181	$3,127,857
Other liabilities	3,103,155	3,734,193
Note payable and line of credit (Note 4)	34,000,000	52,160,000
Total liabilities	39,784,336	59,022,050

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 889,500,000 shares authorized; 15,491,110 and 13,900,382 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	154,911	139,004
Class B-1 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,476 and 3,164,483 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	31,645	31,645
Class B-2 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,476 and 3,164,483 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	31,645	31,645
Class B-3 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,476 and 3,164,483 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	31,644	31,644
Additional paid-in capital	451,839,466	432,117,205
Accumulated deficit and distributions	(155,823,173)	(152,688,059)
Accumulated other comprehensive income	254,657	268,368
Total stockholders’ equity	296,520,795	279,931,452
Total liabilities and stockholders’ equity	$336,305,131	$338,953,502
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2014	2013
Revenues:
Timber sales	$8,096,855	$6,151,762
Timberland sales	65,250	543,950
Other revenues	707,832	692,079
	8,869,937	7,387,791
Expenses:
Contract logging and hauling costs	3,746,904	3,263,470
Depletion	1,803,532	2,045,353
Cost of timberland sales	49,612	378,283
Forestry management expenses	696,438	576,704
General and administrative expenses	1,715,958	1,350,178
Land rent expense	215,168	310,146
Other operating expenses	645,386	660,572
	8,872,998	8,584,706
Operating loss	(3,061)	(1,196,915)

Other income (expense):
Interest income	465	1,150
Interest expense	(385,463)	(790,495)
Loss on interest rate swap	—	(474)
	(384,998)	(789,819)
Net loss	(388,059)	(1,986,734)
Dividends to preferred stockholder	—	(92,134)
Net loss available to common stockholders	$(388,059)	$(2,078,868)
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.02)	$(0.16)
Weighted-average common shares outstanding —basic and diluted	24,834,373	12,713,817

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	(Unaudited) Three Months Ended March 31,
	2014	2013
Net loss	$(388,059)	$(1,986,734)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(13,711)	92,473
Comprehensive loss	$(401,770)	$(1,894,261)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	13,900,382	$139,004	9,493,449	$94,934	—	$—	$432,117,205	$(152,688,059)	$268,368	$279,931,452
Common stock issued pursuant to:
Initial Public Offering	1,578,947	15,789	—	—			21,299,995			21,315,784
Long-term incentive plan	11,788	118	—	—			89,129			89,247
Redemptions of common stock	(7)	—	(21)	—			(370)			(370)
Dividends to common stockholders ($0.11 per share)								(2,747,055)		(2,747,055)
Stock issuance cost							(1,666,493)			(1,666,493)
Net loss								(388,059)		(388,059)
Market value adjustment to interest rate swap									(13,711)	(13,711)
Balance, March 31, 2014	15,491,110	$154,911	9,493,428	$94,934	—	$—	$451,839,466	$(155,823,173)	$254,657	$296,520,795

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	3,180,063	$31,801	9,540,188	$95,402	37,392	$48,600,055	$301,538,949	$(139,491,344)	$(687,674)	$210,087,189
Forfeiture of restricted stock award	(202)	(2)	(606)	(6)			(197)	205		—
Redemptions of common stock	(3,533)	(35)	(10,599)	(106)			(219,944)			(220,085)
Dividends on preferred stock						92,134	(92,134)			—
Net loss								(1,986,734)		(1,986,734)
Market value adjustment to interest rate swap									92,473	92,473
Balance, March 31, 2013	3,176,328	$31,764	9,528,983	$95,290	37,392	$48,692,189	$301,226,674	$(141,477,873)	$(595,201)	$207,972,843

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(388,059)	$(1,986,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	1,803,532	2,045,353
Unrealized gain on interest rate swaps	—	(128,934)
Other amortization	20,415	56,745
Stock-based compensation expense	82,997	—
Noncash interest expense	75,341	58,161
Basis of timberland sold	37,987	337,000
Changes in assets and liabilities:
Increase in accounts receivable	(550,361)	(100,655)
Decrease in prepaid expenses and other assets	529,036	189,234
Decrease in accounts payable and accrued expenses	(446,676)	(195,277)
Decrease in due to affiliates	—	(581,013)
Decrease in other liabilities	(631,720)	(617,506)
Net cash provided by (used in) operating activities	532,492	(923,626)

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(278,106)	(242,588)
Timberland acquisitions	(4,347,265)	—
Furniture and equipment	(60,000)	—
Funds released from escrow accounts	—	184,225
Net cash used in investing activities	(4,685,371)	(58,363)

Cash Flows from Financing Activities:
Financing costs paid	(14,604)	(524)
Repayment of note payable	(18,160,000)	—
Issuance of common stock	21,315,784	—
Redemptions of common stock	(370)	(217,576)
Dividends paid on common stockholders	(2,747,055)	—
Stock issuance costs	(1,666,493)	—
Net cash used in financing activities	(1,272,738)	(218,100)
Net decrease in cash and cash equivalents	(5,425,617)	(1,200,089)
Cash and cash equivalents, beginning of period	8,613,907	11,221,092
Cash and cash equivalents, end of period	$3,188,290	$10,021,003

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (unaudited)

1.	Organization

On September 18, 2013, Wells Timberland REIT, Inc. changed its name to CatchMark Timber Trust, Inc. ("CatchMark Timber Trust"). CatchMark Timber Trust primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the southeastern United States and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership formerly known as Wells Timberland Operating Partnership, L.P. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formerly known as Wells Timberland TRS, Inc., was formed as a wholly owned subsidiary of CatchMark Timber OP on January 1, 2006. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

CatchMark Timber Trust previously operated as an externally advised REIT pursuant to an advisory agreement, as amended and restated (the "Advisory Agreement"), under which Wells Timberland Management Organization, LLC (“Wells TIMO”), a wholly owned subsidiary of Wells Capital, Inc. (“Wells Capital”), performed certain key functions on behalf of CatchMark Timber Trust, including, among others, managing the day-to-day operations, investing capital proceeds and arranging financing. On September 18, 2013, CatchMark Timber Trust and CatchMark Timber OP entered into a Master Self-Management Transition Agreement (the “Master Agreement”), along with a series of other agreements and transactions, with Wells Real Estate Funds, Inc. ("Wells REF") and Wells TIMO (together with their respective affiliates, “Wells”), pursuant to which CatchMark Timber Trust began its transition to a self-managed company. On October 25, 2013, CatchMark Timber Trust completed its transition to self-management. For additional details about the related agreements, please refer to Note 10 - Related Party Transactions and Agreements.

As of March 31, 2014, CatchMark Timber Trust owned approximately 247,400 acres of timberland and held long-term leasehold interests in approximately 30,000 acres of additional timberland, all of which is located on the Lower Piedmont and Upper Coastal Plains of East Central Alabama and West Central Georgia (the "Mahrt Timberland"). CatchMark Timber Trust generates recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. CatchMark Timber Trust also periodically generates income and cash flow from the sale of timberland properties that have a higher-value use beyond growing timber, such as properties that can be sold for development, conservation, recreational or other rural purposes at prices in excess of traditional timberland values. CatchMark Timber Trust expects to realize additional long-term returns from the potential appreciation in value of its timberlands as well as from the potential biological growth of its standing timber inventory in excess of its timber harvest.

On October 24, 2013, CatchMark Timber Trust effected a ten-to-one reverse stock split of its then-outstanding common stock. Also on October 24, 2013, CatchMark Timber Trust redesignated all of its common stock as Class A common stock. On October 25, 2013, CatchMark Timber Trust paid a stock dividend pursuant to which each outstanding share of its Class A common stock on October 24, 2013, after effectiveness of the reverse stock split, received one share of Class B-1 common stock; plus one share of Class B-2 common stock; plus one share of Class B-3 common stock. These transactions are referred to as the Recapitalization. All common stock share and per share data included in these consolidated financial statements give retroactive effect to the Recapitalization. See Note 7 - Stockholders' Equity for more information on the Recapitalization.

On September 23, 2013, CatchMark Timber Trust filed a Registration Statement on Form S-11 with the SEC for a public offering of up to $172.5 million of its Class A common stock. On December 12, 2013, CatchMark Timber Trust listed its Class A common stock on the New York Stock Exchange (the "NYSE") under the ticker symbol "CTT". CatchMark Timber Trust completed its listed public offering on December 17, 2013, issuing approximately 10.5 million shares and received gross proceeds of approximately $142.1 million (the "IPO"). After deducting underwriter discounts and commissions of $9.9 million and direct IPO costs of $1.6 million, approximately $80.2 million of the net proceeds were used to repay its outstanding loan balance, $49.0 million were used to redeem the outstanding shares of the Series A and B preferred stock held by Wells REF and the accrued but unpaid dividend.

On January 9, 2014, the underwriters for the IPO exercised their overallotment option to purchase approximately 1.6 million shares of CatchMark Timber Trust's Class A common stock in full. After deducting $1.5 million of underwriter discounts and commissions, CatchMark Timber Trust received net proceeds of $19.8 million, $18.2 million of which was used to pay down the outstanding note payable.

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

For further information, refer to the audited financial statements and footnotes included in CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table presents information about CatchMark Timber Trust’s interest rate swap measured at fair value as of March 31, 2014 and December 31, 2013:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap contract	Prepaid expenses and other assets	$254,657	$268,368

For additional information about CatchMark Timber Trust's interest rate swaps, see Note 5 –Interest Rate Swap Agreement.

Earnings Per Share
Basic earnings (loss) per share available to common stockholders is calculated as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Weighted-average number of common shares information presented in the accompanying consolidated statements of operations is retroactively adjusted for all periods presented to reflect the impact of the Recapitalization. Net income (loss) available to common stockholders is calculated as net income (loss) less dividends payable to or accumulated to preferred stockholders. Diluted earnings (loss) per share available to common stockholders equals basic earnings per share available to common stockholders, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. Basic and diluted earnings (loss) per share were the same for all periods presented as the dilutive effect of outstanding securities was immaterial.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. The reclassification relates to including advisor fees and expense reimbursements payable to Wells TIMO as presented in the previous period in general and administrative expenses in the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In July 2013, FASB issued Accounting Standards Update 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or not intended to be used to settle any additional income taxes that would result in the dis-allowance of a tax position in which case the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 became effective for CatchMark Timber Trust for the period beginning on January 1, 2014. The adoption of ASU 2013-11 did not have a material impact on CatchMark Timber Trust's financial statements or disclosures.

3.	Timber Assets

As of March 31, 2014 and December 31, 2013, timber and timberlands consisted of the following, respectively:

	As of March 31, 2014
	Gross	Accumulated Depletion or Amortization	Net
Timber	$141,803,911	$1,803,532	$140,000,379
Timberlands	184,177,425	—	184,177,425
Mainline roads	498,237	258,115	240,122
Timber and timberlands	$326,479,573	$2,061,647	$324,417,926

	As of December 31, 2013
	Gross	Accumulated Depletion or Amortization	Net
Timber	$149,859,173	$8,505,024	$141,354,149
Timberlands	184,114,333	—	184,114,333
Mainline roads	498,237	240,321	257,916
Timber and timberlands	$334,471,743	$8,745,345	$325,726,398

During the three months ended March 31, 2014 and 2013, CatchMark Timber Trust acquired a fee simple interest in 203 acres of timberland located in Talbot county, Georgia, for approximately $0.2 million, excluding closing costs. During the three months ended March 31, 2014 and 2013, CatchMark Timber Trust sold approximately 29 acres and 253 acres of timberland, respectively, for approximately $0.07 million and $0.5 million, respectively. CatchMark Timber Trust’s cost basis in the timberland sold was approximately $0.04 million and $0.3 million, respectively.

4.	Note Payable and Line of Credit

On December 19, 2013, CatchMark Timber Trust entered into a third amended and restated credit agreement with a syndicate of banks with CoBank, ACB (“CoBank”) serving as the administrative agent (the "Amended CoBank Loan"). The Amended CoBank Loan amends and restates in its entirety the existing senior credit agreement dated as of September 28, 2012.
The Amended CoBank Loan provides for borrowing under credit facilities consisting of:

•	a $15.0 million revolving credit facility (the “Revolving Credit Facility”),

•	a $150.0 million multi-draw term credit facility (the “Multi-Draw Term Facility”), and

•
the remaining amount outstanding under the original CoBank term loan (the “Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “New Credit Facilities”), which was $52.2 million.

The Amended CoBank Loan provides that the New Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $75.0 million, consisting of up to a $10.0 million increase in the Revolving Credit Facility and the remainder available for incremental term loans.
Borrowings under the Revolving Credit Facility may be used for working capital, to support letters of credit and other general corporate purposes, but may not be used for timber acquisitions. The Revolving Credit Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or one-month LIBOR rate plus between 1.50%

and 2.75%, in each case depending on CatchMark Timber Trust's loan-to-collateral-value ratio (the "LTV Ratio") and will terminate and all amounts under the facility will be due and payable on December 19, 2018.
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
The Amended CoBank Loan is secured by a first mortgage in the CatchMark Timber Trust's timberlands, a first priority security interest in all bank accounts held by CatchMark Timber Trust, and a first priority security interest on all other assets of CatchMark Timber Trust. In addition, CatchMark Timber Trust’ obligations under the Amended CoBank Loan are guaranteed by its subsidiaries.

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

CatchMark Timber Trust was in compliance with the financial covenants of the Amended CoBank Loan as of March 31, 2014.

On January 9, 2014, CatchMark Timber Trust paid down the Amended CoBank Loan by $18.2 million using proceeds from the IPO. As of March 31, 2014, the outstanding balance of the Amended CoBank Loan was $34.0 million, all of which was outstanding under the Term Loan Facility.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended March 31, 2014 and 2013, CatchMark Timber Trust made interest payments of approximately $0.2 million and $0.7 million, respectively, on its borrowings:

As of March 31, 2014 and 2013, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap (see Note 5 – Interest Rate Swap Agreement), was 2.39% and 2.63%, respectively. As of March 31, 2014 and 2013, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swap Agreement
During the three months ended March 31, 2014, CatchMark Timber Trust used one interest rate swap agreement with a notional amount of $33.0 million to hedge its exposure to changing interest rates on its variable rate debt (the “Rabobank Forward Swap”). The Rabobank Forward Swap became effective on March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Forward Swap, CatchMark Timber Trust pays interest at a fixed rate of 0.9075% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The Rabobank Forward Swap qualifies for hedge accounting treatment.

During the three months ended March 31, 2014, CatchMark Timber Trust recognized a change in fair value of the Rabobank Forward Swap of approximately $0.01 million as other comprehensive income. There was no hedge ineffectiveness on the Rabobank Forward Swap required to be recognized in current earnings. Net payments of approximately $0.06 million made under the Rabobank Forward Swap by CatchMark Timber Trust during the three months ended March 31, 2014 was recorded as interest expense.

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

7.    Stockholders' Equity

Under CatchMark Timber Trust's charter, it has authority to issue a total of 1 billion shares of capital stock. Of the total shares authorized, 900 million shares are designated as common stock with a par value of $0.01 per share, 100 million shares are designated as preferred stock.

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

On December 12, 2013, CatchMark Timber Trust listed its Class A common stock on NYSE (the "Listing"). CatchMark Timber Trust completed the IPO on December 17, 2013, issuing approximately 10.5 million shares of its Class A common stock.

CatchMark Timber Trust's Class B common stock is identical to its Class A common stock except that (1) CatchMark Timber Trust does not intend to list its Class B common stock on a national securities exchange and (2) shares of Class B common stock will convert automatically into shares of Class A common stock, pursuant to provisions of CatchMark Timber Trust's charter, on the following schedule:

•June 12, 2014, in the case of the Class B-1 common stock;
•December 12, 2014, in the case of the Class B-2 common stock; and
•June 12, 2015, in the case of the Class B-3 common stock.

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

The combined effect of the ten-to-one reverse stock split and the stock dividend is equivalent to a 2.5-to-one reverse stock split. The Recapitalization also had the effect of decreasing the total number of outstanding shares of CatchMark Timber Trust's common stock, but did not change the number of shares of common stock that are authorized for issuance under the charter. After the Recapitalization, of the total shares of common stock authorized, 889.5 million shares are designated as Class A common stock, 3.5 million are designated as Class B-1 common stock, 3.5 million are designated as Class B-2 common stock, and 3.5 million are designated as Class B-3 common stock. All classes of CatchMark Timber Trust's common stock have a par value of $0.01 per share.

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

On January 9, 2014, the underwriters for the IPO exercised their overallotment option to purchase approximately 1.6 million shares of CatchMark Timber Trust's Class A common stock in full. After deducting approximately $1.5 million of underwriter discounts and commissions, CatchMark Timber Trust received net proceeds of approximately $19.8 million, $18.2 million of which was used to pay down the outstanding note payable.

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

During the three months ended March 31, 2013, 35,327 shares of common stock were redeemed pursuant to the SRP for approximately $0.2 million. The price paid for these shares equaled $6.23 per share, representing 95% of the estimated per-share value of CatchMark Timber Trust's common stock as of September 30, 2012.

The SRP was terminated as of October 31, 2013.

8.    Stock Based Compensation

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

Equity Compensation for Independent Directors

Below is a summary of independent director's equity compensation arrangements under the LTIP:

•
From November 13, 2009 to January 1, 2014, each independent director received a grant of 1,000 shares of restricted stock upon his initial appointment to the board. Upon each subsequent re-election to the board, each independent director received a subsequent grant of 400 shares of restricted stock.

•
Effective January 1, 2014, each independent directors receives, on the third business day following the date on which CatchMark Timber Trust files its annual report on Form 10-K with the SEC, a number of restricted shares having a value of $30,000 on the grant date. The number of restricted shares granted to each independent director will be determined by dividing $30,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date.

The restricted shares vest in thirds on each of the first three anniversaries of the grant, subject to the independent director’s continued service on the board on each such date, or on the earlier occurrence of a change in control of our company or the independent director’s death, disability or termination with cause.

During the three months ended March 31, 2014, 10,875 shares of restricted stock were granted to the independent directors. As of March 31, 2014, CatchMark Timber Trust had granted 20,475 shares of restricted stock to the independent directors, 3,467 shares of which had vested and 1,467 shares of which were forfeited upon the resignation of two independent directors.

9.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2014 and 2013, respectively:

	2014	2013
Dividends accrued on preferred stock	$—	$92,134
Forfeiture of restricted stock award	$—	$205
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(13,711)	$92,473
Accrued redemption of common stock	$—	$2,509

10.	Related-Party Transactions and Agreements

Advisory Agreement with Wells TIMO

Prior to its transition to self-management on October 25, 2013, CatchMark Timber Trust was externally advised by Wells TIMO pursuant to an Advisory Agreement, where Wells TIMO performed certain key functions on behalf of CatchMark Timber Trust, including, among others, management of day-to-day operations and investment of capital proceeds. The Advisory Agreement terminated on October 25, 2013.

During the three months ended March 31, 2013, CatchMark Timber Trust incurred approximately $0.7 million of advisor fees and expense reimbursements payable to Wells TIMO, which was included in general and administrative expenses in the accompanying consolidated statement of operations.

Master Self-Management Transition Agreement and Termination of Advisory Agreement

On September 18, 2013, CatchMark Timber Trust, CatchMark Timber OP, Wells REF and Wells TIMO entered into the Master Agreement, which sets forth the framework for CatchMark Timber Trust’s separation from Wells and its transition to self-management. On October 24, 2013, the parties entered into the Master Agreement Amendment and terminated the Advisory Agreement effective October 25, 2013.

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

Transition Services Agreement

Pursuant to the Master Agreement, CatchMark Timber Trust and Wells REF entered into a Transition Services Agreement (the “TSA”) on October 25, 2013, pursuant to which Wells REF and its affiliates will provide certain consulting, support, and transitional services to CatchMark Timber Trust at the direction of CatchMark Timber Trust in order to facilitate CatchMark Timber Trust’s successful transition to self-management.

In exchange for the services provided by Wells REF under the TSA, CatchMark Timber Trust or CatchMark Timber OP pays Wells REF a monthly consulting fee of $22,875 (the “Consulting Fee”). In addition to the Consulting Fee, CatchMark Timber Trust or CatchMark Timber OP pays directly or reimburse Wells REF for any third-party expenses paid or incurred by Wells REF and its affiliates on CatchMark Timber Trust’s behalf or CatchMark Timber OP behalf in connection with the services provided pursuant to the TSA; provided, however, that (1) Wells REF will obtain written approval from CatchMark Timber Trust or CatchMark Timber OP prior to incurring any third-party expenses for the account of, or reimbursable by, CatchMark Timber Trust or CatchMark Timber OP and (2) CatchMark Timber Trust is not required to reimburse Wells REF for any administrative service expenses, including Wells REF’s overhead, personnel costs, and costs of goods used in the performance of services under the TSA.

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

Sublease Agreement

Pursuant to the Master Agreement, Wells REF and CatchMark Timber OP entered into the Sublease Agreement (the "Sublease") on October 25, 2013, pursuant to which CatchMark Timber OP sublet from Wells REF a portion of the office space used and occupied by Wells REF. The term of the Sublease commenced on October 25, 2013 and terminated on March 31, 2014. CatchMark Timber OP paid Wells REF a monthly rent of $5,961 pursuant to the Sublease, while no rent was payable for October, November and December 2013.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, CatchMark Timber Trust incurred the following related-party costs for the three months ended March 31, 2014 and 2013, respectively:

	2014	2013
Advisor fees and expense reimbursements	$—	$745,242
Consulting fees	68,625	—
Office rent	17,883	—
Total	$86,508	$745,242

All the related-party costs were included in general and administrative expenses in the accompanying consolidated statements of operations.

11.	Subsequent Events

On April 11, 2014, CatchMark Timber Trust completed its purchase of approximately 36,300 acres of timberland located in Southeast Georgia and East Texas, known as the Waycross-Panola Properties, for approximately $74.0 million, exclusive of closing costs. Including the Waycross-Panola Properties, CatchMark Timber Trust owns interests in approximately 313,700 acres of timberlands in Georgia, Alabama, and Texas; 283,700 acres of which are held in fee-simple interests and 30,000 acres are held in leasehold interests.

Also on April 11, 2014, CatchMark Timber Trust borrowed $76.0 million under its Multi-Draw Term Facility to fund the acquisition of the Waycross-Panola Properties and associated expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. As of March 31, 2014, we owned interests in approximately 277,400 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production. As of December 31, 2013, our timberlands contained acreage consisted of approximately 73% pine stands and approximately 27% hardwood stands, and our timber inventory consisted of approximately 10.4 million tons of merchantable timber inventory, including approximately 6.1 million tons of pulpwood, 2.3 million tons of chip-n-saw, and 2.0 million tons of sawtimber.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of higher-and-better use ("HBU") timberland. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. A substantial portion of our timber sales are derived from the Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. For the three months ended March 31, 2014 , approximately 35% of our net timber sales revenue was derived from the Timber Agreements. See Note 6 of our accompanying consolidated financial statements for additional information regarding the material terms of the Timber Agreements.

From our inception through October 24, 2013, we operated as an externally advised REIT pursuant to an advisory agreement under which Wells TIMO, a subsidiary of Wells REF, performed certain key functions on our behalf, including, among others, the investment of capital proceeds and management of our day-to-day operations. On October 25, 2013, we terminated the advisory agreement and became self-managed. Contemporaneous with this transaction, we entered into a transition service agreement with Wells REF through June 30, 2014. For additional details, please refer to Note 10 – Related-Party Transactions and Agreements of our accompanying consolidated financial statements.

Since our inception in 2005, we have completed two continuous non-listed domestic public offerings and one offering to non-U.S. persons. These offerings raised approximately $307.2 million in total offering proceeds. After deducting offering costs and other expenses of approximately $26.1 million and funding common stock redemptions of approximately $2.6 million under the SRP, net offering proceeds of approximately $278.1 million were used to partially fund the acquisition of timberlands, service acquisition-related debt, redeem shares of our preferred stock, and fund accrued dividends on redeemed shares of preferred stock.

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

Our Class B common stock is identical to our Class A common stock except that (1) we do not intend to list our Class B common stock on a national securities exchange and (2) shares of our Class B common stock will convert automatically into shares of our Class A common stock, pursuant to provisions of our charter, on the following schedule:

•June 12, 2014, in the case of the Class B-1 common stock;
•December 12, 2014, in the case of the Class B-2 common stock; and
•June 12, 2015, in the case of the Class B-3 common stock.

Our board of directors has the authority to accelerate the conversion of the Class B-2 shares and the Class B-3 shares to dates not earlier than nine months and 12 months, respectively, following the listing with the consent of the underwriter for our first listed public offering. On the 18-month anniversary of the listing, all shares of the Class B common stock will have converted into the Class A common stock.

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

On December 12, 2013, we listed our Class A common stock on the NYSE under the symbol "CTT". We completed our first listed public offering on December 17, 2013, issuing approximately 10.5 million shares and received gross proceeds of approximately $142.1 million. After deducting underwriter discounts and commissions of $9.9 million and direct IPO costs of $1.6 million, approximately $80.2 million of the net proceeds were used to repay outstanding balance under our CoBank term loan, and $49.0 million were used to redeem the shares of our preferred stock held by Wells REF and the accrued but unpaid dividends.

On January 9, 2014, the underwriters for our first listed public offering exercised their overallotment option to purchase 1.6 million shares of our Class A common stock in full. After deducting $1.5 million of underwriter discounts and commissions, we received net proceeds of $19.8 million, $18.2 million of which was used to pay down the outstanding CoBank loan.

We have implemented a revised business strategy that includes (1) increasing our annual harvest volume based on a sustainable harvest plan in order to support a distribution to our stockholders and (2) establishing annual HBU sales targets to monetize approximately 1% to 2% of our fee timberland acreage on an annual basis pursuant to our land sales program. We expect that a significant portion of any increased harvest volume will likely be sold to MeadWestvaco pursuant to the timber agreements, although we will also market and sell a portion of any increased volume to other third-party timber purchasers. Given the large number of forest products manufacturing facilities within a serviceable distance of our timberlands, our existing customer relationships and generally improving conditions in our end-markets, we believe that demand for our timber products will be sufficient to support our increased harvest volume. However, MeadWestvaco is not obligated to purchase additional volume under the timber agreements, and there can be no assurance that MeadWestvaco or other customers will purchase additional timber to support our revised business strategy. In addition, our actual harvest volume and product mix may vary from year-to-year significantly from our projected volume and mix levels, as we may revise our harvest plan or we may opt to defer or accelerate harvest based on market conditions. Furthermore, our actual HBU sales may vary from our targets and we may not ultimately be successful in generating attractive land sales at these levels.

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

Liquidity and Capital Resources

Overview

On December 19, 2013, we entered into the Amended CoBank Loan, which amended and restated the existing CoBank loan agreement in its entirety.
The Amended CoBank Loan provides for borrowing under credit facilities consisting of:

•	a $15.0 million revolving credit facility (the “Revolving Credit Facility”),

•	a $150.0 million multi-draw term credit facility (the “Multi-Draw Term Facility”), and

•
the remaining amount outstanding under the CoBank Term Loan (the “Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “New Credit Facilities”), which was $52.2 million.

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
The Multi-Draw Term Facility may be drawn upon up to five times during the period beginning on December 19, 2013 through December 19, 2016 and may be used to finance domestic timber acquisitions and associated expenses. Amounts repaid under the Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The Multi-Draw Term Facility will bear interest at an adjustable rate equal to a base rate plus between 0.75% and 2.00% or a LIBOR rate plus between 1.75% and 3.00%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2020. The Multi-Draw Term Facility is interest only until the maturity date; however, if the LTV Ratio is equal to or in excess of 35%, then principal payments will be required to be made beginning on December 31, 2016 at a per annum rate of 7.5% of the principal amount outstanding under the Multi-Draw Term Facility.
The Term Loan Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2018.
The Amended CoBank Loan is secured by a first mortgage in our timberlands, a first priority security interest in all bank accounts held by us and a first priority security interest on all our other assets. In addition, our obligations under the Amended CoBank Loan are guaranteed by its subsidiaries. As of March 31, 2014, the outstanding balance of the Amended CoBank Loan was $34.0 million, all of which was outstanding under the Term Loan Facility.

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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $0.5 million, which consisted of net cash receipts from timber and timberland sales and recreational leases in excess of payments for operating expenses, general and administrative expenses, forestry management fees, and interest expense. Net cash provided by operating activities increased by approximately $1.5 million compared to the three months ended March 31, 2013, driven by an increase in net cash receipts from timber sales.

For the three months ended March 31, 2014, we used approximately $0.3 million in reforestation and building roads and $4.3 million in timberland acquisitions, which was primarily comprised of a $3.7 million of earnest money deposit associated with the acquisition of the Waycross-Panola Properties.

Net cash used in financing activities for the three months ended March 31, 2014 was approximately $1.3 million and primarily represented inflows from the issuance of common stock and outflows of funds used to pay down the outstanding note payable, fund dividend to common stockholders, and fund stock issuance cost.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months.

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

We were in compliance with the financial covenants of the Amended CoBank Loan as of March 31, 2014.

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

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of March 31, 2014, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 9%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of March 31, 2014, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations	$34,000,000	$—	$—	$34,000,000	$—
Estimated interest on debt obligations (1)	3,779,765	608,306	1,622,150	1,549,309	—
Operating lease obligations (2)	5,483,381	618,868	1,341,763	1,314,250	2,208,500
Other liabilities (3)	874,300	129,288	237,078	200,371	307,563
Total	$44,137,446	$1,356,462	$3,200,991	$37,063,930	$2,516,063

(1)	Amounts include impact of an interest rate swap. See Note 5 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(2)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(3)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months ended March 31, 2014 and 2013 is shown in the following tables:

	Three Months Ended March 31,		Change
	2014	2013	%
Timber sales volume (tons)
Pulpwood	177,240	127,440	39%
Sawtimber (1)	86,311	71,720	20%
	263,551	199,160	32%
Net timber sales price (per ton)(2)
Pulpwood	$14	$11	23%
Sawtimber	$22	$21	9%
Timberland sales
Gross sales	$65,250	$543,950
Sales volumes (acres)	29	253
Sales price (per acre)	$2,250	$2,150
(1)    Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and 2013.

Upon our transition to self-management, we implemented a revised business strategy and increased our annual harvest volume to approximately 1.1 million tons based on a sustainable harvest plan, over 70% of which is expected to be pulpwood, and established annual HBU sales targets in the range of 1% to 2% of our fee timberland acreage.

Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013

Revenues. Revenues increased to $8.9 million for the three months ended March 31, 2014 from $7.4 million for the three months ended March 31, 2013 due to an increase in timber sales revenue of $1.9 million, offset by a decrease in timberland sales revenue of $0.5 million. Gross timber sales increased by 32%, 22% of which was driven by increased harvest volume resulting from our revised business strategy and 10% of which was driven by an increase in realized pricing resulting from wet weather and a modest increase in demand. Timberland sales revenue decreased due to selling fewer acres in 2014. Details of timber sales by product for the three months ended March 31, 2014 and 2013 are shown in the following table:

	Three Months Ended March 31, 2013	Changes attributable to:		Three Months Ended March 31, 2014
		Price	Volume
Timber sales(1)
Pulpwood	$3,618,968	$460,787	$728,921	$4,808,675
Sawtimber (2)	2,532,794	175,796	579,589	3,288,180
	$6,151,762	$636,583	$1,308,510	$8,096,855

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to approximately $3.7 million for the three months ended March 31, 2014 from approximately $3.3 million for the three months ended March 31, 2013 as a result of an approximately 17% increase in delivered sales volume. Depletion expense decreased by 12% to approximately $1.8 million in the first quarter of 2014 from approximately $2.0 million in the first quarter of 2013 due to a lower blended depletion rate offset by a 32% increase in harvest volumes. Our blended depletion rate was lower in 2014 primarily because 92% of our 2014 harvest came from our fee timberlands as compared to 51% in 2013. Our fee timber is depleted at much lower rates than timber from leased tracts. Cost of timberland sales decreased due to selling fewer acres.

Forestry management fees increased to approximately $0.7 million for the three months ended March 31, 2014 from approximately $0.6 million for the three months ended March 31, 2013. The increase is primarily due to, as a result of our transition to self-management, incurring compensation costs related to our forest management staff. Land rent expense decreased to approximately $0.2 million in the first quarter of 2014 from $0.3 million in the first quarter of 2013 primarily due to expiration of leases.

General and administrative expenses increased approximately $0.4 million in the first quarter of 2014 from the first quarter of 2013. The increase was primarily due to incurring $0.3 million in legal and consulting fees to assist with the SEC's on-going investigation into Wells Investment Securities, Inc. ("WIS"), the dealer-manager of our two completed non-listed public offerings. In February 2014, we filed a claim seeking insurance recovery for costs incurred to date associated with this matter under our director and officer insurance policy and expect a substantial portion of associated costs to be covered by the policy, after any applicable policy deductible. The claim was approved during the second quarter of 2014 and the insurance payment will reduce our general and administrative expenses in future periods. Also, we incurred approximately $0.1 million in shareholder communication expenses in response to a tender offer for our common stock during the first quarter of 2014. Besides the two items mentioned above, the changes in general and administrative expenses as a result of becoming a self-managed company were largely offset by the advisory fees and expense reimbursements we paid to Wells TIMO, our previous external advisor.

Interest expense. Interest expense decreased to $0.4 million for the three months ended March 31, 2014 from $0.8 million for the three months ended March 31, 2013 primarily due to a lower debt balance, offset by incurring commitment fees to the lenders of the Amended CoBank Loan and recognizing net cash payments associated with the effective cash flow hedge as interest expense.

Net loss. Our net loss decreased to approximately $0.4 million for the three months ended March 31, 2014 from approximately $2.0 million for the three months ended March 31, 2013 as a result of a $1.2 million decrease in our operating loss and a $0.4 million decrease in our interest expense. Our operating loss decreased primarily due to a $1.7 million increase in timber sales revenue net of contract logging and hauling costs and depletion expense. We sustained a net loss for the three months ended March 31, 2014 primarily as a result of incurring interest expense of approximately $0.4 million. Our net loss per share available to common stockholders for the three months ended March 31, 2014 and 2013 was $0.02 and $0.16, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash, ability to satisfy rating agency and lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of operating performance and cash generating capacity. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their non-cash nature, and we refer to this measure as Adjusted EBITDA. As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be viewed as an alternative to net income or cash from operations as measurements of our operating performance. Due to significant amount of timber assets subject to depletion and significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial condition and cash generating ability. We had substantial amount of debt subject to interest and amortization expense from inception until we reduced the debt balance to $52.2 million in December 2013. Our credit agreements contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments.

For the quarter ended March 31, 2014, Adjusted EBITDA was $1.9 million, a $0.7 million increase from the quarter ended March 31, 2013, primarily due to a $1.5 million increase in net timber sales, offset by a $0.4 million decrease in revenue from timberland sales and a $0.4 million increase in general and administrative expenses. Our reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended March 31,
	2014	2013
Net loss	$(388,059)	$(1,986,734)
Add:
Depletion	1,803,532	2,045,353
Basis of timberland sold	37,987	337,000
Amortization (1)	95,756	114,906
Stock-based compensation expense	82,997	—
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	—	(128,934)
Interest expense (1)	310,122	861,742
Adjusted EBITDA	$1,942,335	$1,243,333

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
Depletion
Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The harvest cycle for the Mahrt Timberland is 30 years. See "Overview" above for additional information regarding estimations of both our current timber inventory and the timber inventory that will be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee-simple timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for lease tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.
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
Revenue Recognition
Revenue from the sale of timber is recognized when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) legal ownership and the risk of loss are transferred to the purchaser, (iii) price and quantity are determinable, and (iv) collectability is reasonably assured. Our primary sources of revenue are recognized as follows:

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

(3)
Revenues from the sale of higher-and-better use timberland and nonstrategic timberlands are recognized when title passes and full payment or a minimum down payment is received and full collectability is assured. If a down payment of less than the minimum down payment is received at closing, we will record revenue based on the installment method.

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

Related-Party Transactions and Agreements

On October 25, 2013, we became self-managed by terminating our advisory agreement with Wells TIMO, a subsidiary of Wells Capital, a subsidiary of Wells REF and our initial sponsor. We also hired certain individuals to serve as our management team, including individuals who were previously employed by Wells REF, such as Brian M. Davis, our Senior Vice President and Chief Financial Officer. Mr. Davis also served as our Chief Financial Officer prior to our transition to self-management. Until our transition to self-management, Leo F. Wells served as our Chairman of the Board and President and Douglas P. Williams served as our Executive Vice President, Secretary and Treasurer and one of our directors. Messrs. Wells and Williams also resigned as directors of our company on December 11, 2013, the effective date of the registration statement for our listed public offering . They continue to serve as officers and directors of other affiliates of Wells REF, which is owned by Mr. Wells.

We entered into the master self-management transition agreement, or the Master Agreement, with Wells REF and Wells TIMO, which provides the framework for our separation from Wells REF and its affiliates and our transition to self-management. On October 24, 2013, we, our operating partnership, Wells REF and Wells TIMO agreed to amend the master agreement to advance the date of our self-management transition to October 25, 2013. As a result, we and our operating partnership entered into two agreements with these entities to provide services to us on a temporary and non-exclusive basis. These agreements include a transition services agreement that will terminate on June 30, 2014 and a month-to-month office sublease for our corporate headquarters for up to five months. Pursuant to the transition services agreement, we are obligated to pay Wells REF a consulting fee equal to $22,875 per month, and Wells REF will receive a prorated amount equal to $4,428 for the period from October 25, 2013 through October 31, 2013. We also reimburse Wells REF for expenses it incurs in connection with the services provided, excluding its administrative services expenses such as personnel and overhead costs. From October 2013 to March 2014, we subleased approximated 5,723 square feet of office space from Wells REF The office sublease provides for monthly base rent of $5,961, which was not payable for the months of October, November and December 2013, plus additional costs for various space-related services. The sublease expired on March 31, 2014.

Pursuant to the Master Agreement, upon the termination of the advisory agreement, the special partnership units of our operating partnership owned by Wells TIMO were automatically redeemed for no consideration. The 200 common partnership units of our operating partnership previously held by Wells TIMO were purchased by CatchMark LP Holder, LLC, our newly formed subsidiary, on October 25, 2013, for $1,312, based on our estimated per share value as of September 30, 2012.

On January 31, 2014, we entered into an agreement with Wells REF related to transfer agency services fees, pursuant to which Wells REF would pay transfer agency fees directly to DST System, Inc. (“DST”), our former transfer agent, from December 2013 to February 2014, when we discontinued use of DST for our transfer agency services.

All related person transactions must be approved or ratified by a majority of the disinterested directors on our board of directors. For more information about our relationship with Wells REF and its affiliates, see Item 13. Certain Relationships and Related Transaction, And Director Independence in our Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Matters

In February 2013, the SEC started a non-public, formal, fact finding investigation regarding Wells Investment Securities, Inc., the former dealer-manager for our previous non-listed public offerings, and our company. The investigation relates to whether there have been violations of certain provisions of the federal securities laws regarding valuation, potential distributions, marketing and suitability.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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
Subsequent Events
On April 11, 2014, we purchased approximately 36,300 acres of timberland located in Southeast Georgia and East Texas (the Waycross-Panola Properties), for approximately $74.0 million, exclusive of closing costs.

The Waycross-Panola Properties are comprised of approximately 1.5 million tons of merchandise timber, 84% pine plantations by acreage and 54% sawtimber by tons. The Waycross-Panola Properties are expected to add approximately 180,000 to 200,000 tons to our annual harvest volumes. Situated exclusively in the core U.S. South timber region in highly competitive wood markets, the Waycross-Panola Properties are accessible to some of the best mill markets in the country, which are expected to diversify our customer base. The properties feature above-average productivity characteristics — the Waycross timberlands, in particular, register inventory growth rates approximately 50% higher than the average U.S. South timberlands. As of April 11, 2014, after considering the Waycross-Panola Properties, we owned interests in approximately 313,700 acres of timberlands in Georgia, Alabama, and Texas; 283,700 acre of which were held in fee-simple interests and 30,000 acres held in leasehold interests.

On April 11, 2014, we borrowed $76.0 million under the Multi-Draw Term Facility to fund the acquisition of the Waycross-Panola Properties and associated expenses. For more information regarding the Multi-Draw Term Credit Facility, see the Current Reports on Form 8-K filed on December 26, 2013 and April 11, 2014 and the exhibits thereto, which are incorporated herein by reference.

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

As of March 31, 2014, we had $34.0 million outstanding on the Amended CoBank Loan, which matures on December 19, 2018 and bears interest at an adjustable rate based on one-, two-, or three-month LIBOR Rate plus a margin ranging from 1.50% to 2.75% based upon the then-current LTV Ratio.

Under the Rabobank Forward Swap, we pay interest at a fixed rate of 0.9075% per annum and receive variable LIBOR-based interest payments from Rabobank between March 28, 2013 and September 30, 2017. As of March 31, 2014, the weighted-average interest rate of the CoBank Loan, after consideration of the Rabobank Forward Swap, was 2.39%.

Approximately $33.0 million of our total debt outstanding as of March 31, 2014 is subject to an effectively fixed-interest rate when coupled with Rabobank Forward Swap. As of March 31, 2014, this balance incurred interest expense at an average rate of 2.4075%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of March 31, 2014, after consideration of the Rabobank Forward Swap, approximately $1.0 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 1.66% as of March 31, 2014. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.02 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the Amended CoBank Loan and acquisition of timberland properties.

ITEM 4.    CONTROLS AND PROCEDURES
Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, we continue to utilize the 1992 Framework during our transition to the 2013 Framework by the end of 2014. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	May 13, 2014	By:	/s/ BRIAN M. DAVIS
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO FIRST QUARTER 2014 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

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

10.1+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (Effective January 1, 2014) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 19, 2014)

10.2*	Purchase and Sale Agreement dated March 13, 2014 between Forestree VI LP and Forestree VI Texas LP, as seller, and CatchMark Timber Trust, Inc., as buyer.

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.