Form 10-Q
period 2014-06-30
CatchMark Timber Trust, Inc.
filed 2014-08-14
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s classes of common stock, as of July 31, 2014:

Class A Common Stock 33,031,057 shares
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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. CatchMark Timber Trust’s results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$8,409,071	$8,613,907
Accounts receivable	1,696,479	593,546
Prepaid expenses and other assets	1,910,013	2,506,470
Deferred financing costs, less accumulated amortization of $172,097 and $9,633 as of June 30, 2014 and December 31, 2013, respectively	2,263,367	1,483,547
Timber assets, at cost (Note 3):
Timber and timberlands, net	405,885,879	325,726,398
Intangible lease assets, less accumulated amortization of $929,212 and $927,451 as of June 30, 2014 and December 31, 2013, respectively	27,873	29,634
Total assets	$420,192,682	$338,953,502

Liabilities:
Accounts payable and accrued expenses	$6,628,565	$3,127,857
Other liabilities	4,844,076	3,734,193
Note payable and line of credit (Note 4)	118,491,444	52,160,000
Total liabilities	129,964,085	59,022,050

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 889,500,000 shares authorized; 18,656,057 and 13,900,382 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	186,561	139,004
Class B-1 common stock, $0.01 par value; 3,500,000 shares authorized; 0 and 3,164,483 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	31,645
Class B-2 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,476 and 3,164,483 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	31,645	31,645
Class B-3 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,476 and 3,164,483 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	31,644	31,644
Additional paid-in capital	451,934,269	432,117,205
Accumulated deficit and distributions	(162,043,999)	(152,688,059)
Accumulated other comprehensive income	88,477	268,368
Total stockholders’ equity	290,228,597	279,931,452
Total liabilities and stockholders’ equity	$420,192,682	$338,953,502
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Timber sales	$10,173,194	$7,267,334	$18,270,049	$13,419,096
Timberland sales	1,024,539	1,309,371	1,089,789	1,853,321
Other revenues	703,016	675,714	1,410,847	1,367,793
	11,900,749	9,252,419	20,770,685	16,640,210
Expenses:
Contract logging and hauling costs	4,206,645	3,780,638	7,953,549	7,044,108
Depletion	3,729,522	2,247,904	5,533,054	4,293,257
Cost of timberland sales	790,909	964,869	840,520	1,343,152
Forestry management expenses	809,497	569,157	1,505,936	1,145,861
General and administrative expenses	1,059,705	2,440,562	2,775,663	3,790,740
Land rent expense	190,625	257,806	405,793	567,952
Other operating expenses	680,664	608,903	1,326,050	1,269,475
	11,467,567	10,869,839	20,340,565	19,454,545
Operating income (loss)	433,182	(1,617,420)	430,120	(2,814,335)

Other income (expense):
Interest income	1,161	849	1,626	1,999
Interest expense	(783,744)	(947,352)	(1,169,207)	(1,737,847)
Loss on interest rate swap	—	—	—	(474)
	(782,583)	(946,503)	(1,167,581)	(1,736,322)
Net loss	$(349,401)	$(2,563,923)	$(737,461)	$(4,550,657)

Dividends to preferred stockholder	—	(92,969)	—	(185,103)
Net loss available to common stockholders	$(349,401)	$(2,656,892)	$(737,461)	$(4,735,760)
Weighted-average common shares outstanding —basic and diluted	24,984,564	12,702,973	24,909,883	12,710,383
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.01)	$(0.21)	$(0.03)	$(0.37)
Cash dividends declared per common share	$0.235	$—	$0.235	$—

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(349,401)	$(2,563,923)	$(737,461)	$(4,550,657)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(166,180)	1,456,981	(179,891)	1,549,454
Comprehensive loss	$(515,581)	$(1,106,942)	$(917,352)	$(3,001,203)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	13,900,382	$139,004	9,493,449	$94,934	—	$—	$432,117,205	$(152,688,059)	$268,368	$279,931,452
Common stock issued pursuant to:
Initial Public Offering	1,578,947	15,789	—	—			21,299,995			21,315,784
Long-term incentive plan	12,259	123	—	—			191,652			191,775
Redemptions of common stock	(7)	—	(21)	—			(370)			(370)
Conversion to Class A Shares	3,164,476	31,645	(3,164,476)	(31,645)						—
Dividends to common stockholders ($0.345 per share)								(8,618,479)		(8,618,479)
Stock issuance cost							(1,674,213)			(1,674,213)
Net loss								(737,461)		(737,461)
Market value adjustment to interest rate swap									(179,891)	(179,891)
Balance, June 30, 2014	18,656,057	$186,561	6,328,952	$63,289	—	$—	$451,934,269	$(162,043,999)	$88,477	$290,228,597

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	3,180,063	$31,801	9,540,188	$95,402	37,392	$48,600,055	$301,538,949	$(139,491,344)	$(687,674)	$210,087,189
Forfeiture of restricted stock award	(202)	(2)	(606)	(6)			(197)	205		—
Redemptions of common stock	(4,523)	(45)	(13,571)	(136)			(281,619)			(281,800)
Dividends on preferred stock						185,103	(185,103)			—
Net loss								(4,550,657)		(4,550,657)
Market value adjustment to interest rate swap									1,549,454	1,549,454
Balance, June 30, 2013	3,175,338	$31,754	9,526,011	$95,260	37,392	$48,785,158	$301,072,030	$(144,041,796)	$861,780	$206,804,186

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(737,461)	$(4,550,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	5,533,054	4,293,257
Unrealized gain on interest rate swaps	—	(128,934)
Other amortization	43,553	113,773
Stock-based compensation expense	179,274	—
Noncash interest expense	182,122	124,489
Basis of timberland sold	744,325	1,213,643
Changes in assets and liabilities:
Increase in accounts receivable	(1,102,933)	(235,224)
Decrease in prepaid expenses and other assets	575,547	375,592
Increase in accounts payable and accrued expenses	377,582	25,801
Increase in due to affiliates	—	310,111
Increase in other liabilities	1,090,225	867,722
Net cash provided by operating activities	6,885,288	2,409,573

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(435,292)	(688,108)
Timberland acquisitions	(86,088,858)	—
Furniture and equipment	(100,983)	—
Funds released from escrow accounts	—	697,241
Net cash (used in) provided by investing activities	(86,625,133)	9,133

Cash Flows from Financing Activities:
Proceeds from note payable	86,500,000	—
Repayments of note payable	(20,168,556)	—
Financing costs paid	(942,284)	(524)
Issuance of common stock	21,315,785	—
Dividends paid to common stockholders	(5,495,353)	—
Stock issuance costs	(1,674,213)	—
Redemptions of common stock	(370)	(281,800)
Net cash provided by (used in) financing activities	79,535,009	(282,324)
Net (decrease) increase in cash and cash equivalents	(204,836)	2,136,382
Cash and cash equivalents, beginning of period	8,613,907	11,221,092
Cash and cash equivalents, end of period	$8,409,071	$13,357,474

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (unaudited)

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

From inception to October 24, 2013, CatchMark Timber Trust operated as an externally advised REIT pursuant to an advisory agreement under which Wells Timberland Management Organization, LLC (“Wells TIMO”), a subsidiary of Wells Real Estate Funds, Inc. (“Wells REF”), performed certain key functions on behalf of CatchMark Timber Trust, including, among others, managing the day-to-day operations, investing capital proceeds and arranging financing. On October 25, 2013, CatchMark Timber Trust became a self-managed company by terminating the advisory agreement and hired its own employees. Contemporaneous with this transaction, CatchMark Timber Trust entered into a series of service agreements and a sublease agreement with Wells REF and Wells TIMO (together with their respective affiliates, “Wells”). For additional details about the related agreements, please refer to Note 9 - Related Party Transactions and Agreements.

As of June 30, 2014, CatchMark Timber Trust owned approximately 290,800 acres of timberland and held long-term leasehold interests in approximately 29,600 acres of additional timberland, all of which is located in Georgia, Alabama, and Texas. CatchMark Timber Trust generates recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. CatchMark Timber Trust also periodically generates income and cash flow from the sale of timberland properties that have a higher-value use beyond growing timber, such as properties that can be sold for development, conservation, recreational or other rural purposes at prices in excess of traditional timberland values. CatchMark Timber Trust expects to realize additional long-term returns from the potential appreciation in value of its timberlands as well as from the potential biological growth of its standing timber inventory in excess of its timber harvest.

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

CatchMark Timber Trust completed its initial listed public offering on December 17, 2013, issuing 10.5 million shares and received gross proceeds of approximately $142.1 million (the "Initial Listed Public Offering"). After deducting underwriter discounts and commissions of approximately $9.9 million and direct offering costs of $1.6 million, CatchMark Timber Trust used approximately $80.2 million of the net proceeds to repay its outstanding loan balance and used $49.0 million to redeem the outstanding shares of the Series A and B preferred stock held by Wells REF and the accrued but unpaid dividend.

On January 9, 2014, the underwriters for the Initial Listed Public Offering exercised their overallotment option to purchase approximately 1.6 million shares of CatchMark Timber Trust's Class A common stock in full. After deducting approximately $1.5 million of underwriter discounts and commissions, CatchMark Timber Trust received net proceeds of approximately $19.8 million, $18.2 million of which was used to pay down the outstanding note payable.

On June 20, 2014, CatchMark Timber Trust filed a Registration Statement on Form S-3 with the SEC for future public offerings of up to $600.0 million in an undefined combination of common stock, preferred stock, debt securities, depositary shares, or warrants. The Form S-3 was declared effective on July 2, 2014. In July 2014, CatchMark Timber Trust completed a follow-on listed public offering (the "Follow-on Listed Public Offering"). Because the Follow-on Listed Public Offering was completed after June 30, 2014, it is not reflected in the consolidated financial statements for the quarter ended June 30, 2014. See Note 10 - Subsequent Events.

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

The following table presents information about CatchMark Timber Trust’s interest rate swap measured at fair value as of June 30, 2014 and December 31, 2013:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap contract	Prepaid expenses and other assets	$88,477	$268,368

For additional information about CatchMark Timber Trust's interest rate swaps, see Note 5 –Interest Rate Swap Agreement.

Earnings Per Share
Basic earnings (loss) per share available to common stockholders is calculated as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Weighted-

average number of common shares information presented in the accompanying consolidated statements of operations is retroactively adjusted for all periods presented to reflect the impact of the Recapitalization. Net income (loss) available to common stockholders is calculated as net income (loss) less dividends payable to or accumulated to preferred stockholders. Diluted earnings (loss) per share available to common stockholders equals basic earnings per share available to common stockholders, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. Basic and diluted earnings (loss) per share were the same for all periods presented as the dilutive effect of outstanding securities was immaterial.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Advisor fees and expense reimbursements incurred in in 2013 were previously included in a separate line item and are now included in general and administrative expenses for the respective periods in the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or not intended to be used to settle any additional income taxes that would result in the dis-allowance of a tax position in which case the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 became effective for CatchMark Timber Trust for the period beginning on January 1, 2014. The adoption of ASU 2013-11 did not have a material impact on CatchMark Timber Trust's financial statements or disclosures.

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under this guidance, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration for those goods or services. ASU 2014-09 is effective beginning in fiscal 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. CatchMark Timber Trust is currently evaluating the effect that adopting this new accounting guidance will have on its financial statements or disclosures.

3.	Timber Assets

As of June 30, 2014 and December 31, 2013, timber and timberlands consisted of the following, respectively:

	As of June 30, 2014
	Gross	Accumulated Depletion or Amortization	Net
Timber	$181,449,589	$5,533,054	$175,916,535
Timberlands	229,718,221	—	229,718,221
Mainline roads	527,593	276,470	251,123
Timber and timberlands	$411,695,403	$5,809,524	$405,885,879

	As of December 31, 2013
	Gross	Accumulated Depletion or Amortization	Net
Timber	$149,859,173	$8,505,024	$141,354,149
Timberlands	184,114,333	—	184,114,333
Mainline roads	498,237	240,321	257,916
Timber and timberlands	$334,471,743	$8,745,345	$325,726,398

During the six months ended June 30, 2014, CatchMark Timber Trust acquired the following timberland properties:

Property Name	State(s)	Date of Acquisition	Acres	Purchase Price exclusive of closing costs (in millions)
Browder property	Georgia	February 20, 2014	202	$0.2
Waycross - Panola properties	Georgia / Texas	April 11, 2014	36,320	73.7
Upson property	Georgia	April 29, 2014	958	1.6
Clinch property	Georgia	May 30, 2014	7,044	10.0
Total			44,524	$85.5

No acquisitions were made during the three months and six months ended June 30, 2013.

During the three months ended June 30, 2014 and 2013, CatchMark Timber Trust sold approximately 550 and 600 acres of timberland, respectively, for approximately $1.0 million and $1.3 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was approximately $0.7 million and $0.9 million, respectively.

During the six months ended June 30, 2014 and 2013, CatchMark Timber Trust sold approximately 580 and 900 acres of timberland, respectively, for approximately $1.1 million and $1.9 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was approximately $0.7 million and $1.2 million, respectively.

As of June 30, 2014, CatchMark Timber Trust owned interests in approximately 320,400 acres of timberlands in Georgia, Alabama, and Texas; 290,800 acres of which were held in fee-simple interests and 29,600 acres were held in leasehold interests.

4.	Note Payable and Line of Credit

Credit Agreements

On December 19, 2013, CatchMark Timber Trust entered into a third amended and restated credit agreement with a syndicate of banks with CoBank, ACB (“CoBank”) serving as the administrative agent (the "Amended CoBank Agreement"). The Amended CoBank Agreement amended and restated in its entirety the existing senior credit agreement dated as of September 28, 2012.
The Amended CoBank Agreement provided for borrowing under credit facilities consisting of:

•	a $15.0 million revolving credit facility (the “Revolving Credit Facility”),

•	a $150.0 million multi-draw term credit facility (the “Multi-Draw Term Facility”), and

•
the remaining amount outstanding under the original CoBank term loan (the “Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “CTT Credit Facilities”), which was $52.2 million.

The Amended CoBank Agreement provided that the CTT Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $75.0 million, consisting of up to a $10.0 million increase in the Revolving Credit Facility and the remainder available for incremental term loans.
Borrowings under the Revolving Credit Facility may be used for working capital, to support letters of credit and other general corporate purposes, but may not be used for timber acquisitions. The Revolving Credit Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or one-month LIBOR rate plus between 1.50% and 2.75%, in each case depending on CatchMark Timber Trust's loan-to-collateral-value ratio (the "LTV Ratio") and will terminate and all amounts under the facility will be due and payable on December 19, 2018.
The Multi-Draw Term Facility may be drawn upon up to five times during the period beginning on December 19, 2013 through December 19, 2016 and may be used to finance domestic timber acquisitions and associated expenses. Amounts repaid under the Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The Multi-Draw Term Facility bears interest at an adjustable rate equal to a base rate plus between 0.75% and 2.00% or a LIBOR rate plus between 1.75% and 3.00%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2020. The Multi-Draw Term Facility is interest only until the maturity date; however, beginning on December 31, 2016, if CatchMark Timber Trust’s LTV Ratio is equal to or in excess of 35%, then principal payments will be required to be made at a per annum rate of 7.50% of the principal amount outstanding under the Multi-Draw Term Facility.
The Term Loan Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on CatchMark Timber Trust’s LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2018.

CatchMark Timber Trust pays the lenders an unused commitment fee on the unused portion of the Multi-Draw Term Facility and Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV Ratio.
The CTT Credit Facilities are secured by a first mortgage in the CatchMark Timber Trust's timberlands, a first priority security interest in most bank accounts held by CatchMark Timber Trust, and a first priority security interest on all other assets of CatchMark Timber Trust. In addition, CatchMark Timber Trust’ obligations under the Amended CoBank Agreement are guaranteed by its subsidiaries.

On May 30, 2014, CatchMark Timber Trust entered into a joinder and amendment agreement which modified and amended the Amended CoBank Agreement, by increasing the availability under the Revolving Credit Facility by $10.0 million, from $15.0 million to $25.0 million, and the availability under the Multi-Draw Term Facility by $65.0 million, from $150.0 million to $215.0 million ("the Amended Credit Agreement"). The Amended Credit Agreement also permits CatchMark Timber Trust to make six, rather than five, draws under the Multi-Draw Term Facility. In addition, the Amended Credit Agreement provides CatchMark Timber Trust with greater flexibility to use the proceeds from land sales for general working capital, acquisitions of additional timberland, or permitted distributions or other payments. CatchMark Timber Trust may use proceeds totaling up to 1.5% of the aggregate cost basis of its timberland if its LTV Ratio is between 30% and 40% and up to 2.0% of the aggregate cost basis if its LTV Ratio does not exceed 30%. Finally, the Amended Credit Agreement expanded the permitted uses of proceeds under the Revolving Credit Facility to include certain earnest money deposits and acquisitions of domestic timberland of up to $3.0 million for a single transaction or $4.0 million in aggregate.

The Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•
requires a minimum liquidity balance of $10.0 million until the date that CatchMark Timber Trust has achieved a fixed charge coverage ratio of not less than 1.05:1.00, provided that this date is no earlier than September 30, 2014 and no later than June 30, 2015; after such date CatchMark Timber Trust must maintain a fixed coverage charge ratio of not less than 1.05:1.00.

CatchMark Timber Trust was in compliance with the financial covenants of the Amended Credit Agreement as of June 30, 2014.

Debt Proceeds and Repayments

On January 9, 2014, CatchMark Timber Trust paid down its Term Loan Facility by approximately $18.2 million using proceeds from the Initial Listed Public Offering.

On April 11, 2014, CatchMark Timber Trust borrowed $76.0 million under its Multi-Draw Term Facility to fund the acquisition of the Waycross-Panola properties (see Note 3 - Timber Assets) and associated expenses. On April 30, 2014, CatchMark Timber Trust paid down the Multi-Draw Term Facility by $1.6 million.

On May 30, 2014, CatchMark Timber Trust borrowed $10.5 million under its Multi-Draw Term Facility to fund the purchase of the Clinch property (see Note 3 - Timber Assets). On June 27, 2014, CatchMark Timber Trust paid down the Multi-Draw Term Facility by $0.4 million.

As of June 30, 2014, the outstanding balance of the CTT Credit Facilities was $118.5 million, $34.0 million of which was outstanding under the Term Loan Facility and the remaining $84.5 million was outstanding under the Multi-Draw Term Facility.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended June 30, 2014 and 2013, CatchMark Timber Trust made interest payments of approximately $0.6 million and $0.8 million, respectively, on its borrowings. During the six months ended June 30, 2014 and 2013, interest payments on its borrowings totaled approximately $0.9 million and $1.5 million, respectively. Included in the interest payments for the three months and six months ended June 30, 2014 were unused commitment fees of approximately $0.1 million and $0.2 million, respectively.

As of June 30, 2014 and 2013, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap (see Note 5 – Interest Rate Swap Agreement), was 2.29% and 2.63%, respectively. As of June 30, 2014 and 2013, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swap Agreement
During the six months ended June 30, 2014, CatchMark Timber Trust used one interest rate swap agreement with a notional amount of $33.0 million to hedge its exposure to changing interest rates on its variable rate debt (the “Rabobank Swap”). The Rabobank Swap became effective on March 28, 2013 and matures on September 30, 2017. Under the terms of the Rabobank Swap, CatchMark Timber Trust pays interest at a fixed rate of 0.9075% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The Rabobank Swap qualifies for hedge accounting treatment.

During the six months ended June 30, 2014, CatchMark Timber Trust recognized a change in fair value of the Rabobank Swap of approximately $0.2 million as other comprehensive income. There was no hedge ineffectiveness on the Rabobank Swap required to be recognized in current earnings. Net payments of approximately $0.1 million made under the Rabobank Swap by CatchMark Timber Trust during the six months ended June 30, 2014 was recorded as interest expense.

6.    Commitments and Contingencies

Timber Supply Agreements

CatchMark Timber Trust is party to a fiber supply agreement and a master stumpage agreement (collectively, the “Mahrt Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The fiber supply agreement provides that MeadWestvaco will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The master stumpage agreement provides that CatchMark Timber Trust will sell specified amounts of timber and make available certain portions of its timberlands to CatchMark TRS for harvesting. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark Timber Trust with a reliable customer for the wood products from its timberlands.

In connection with the acquisition of the Waycross-Panola properties, CatchMark Timber Trust assumed a timber supply agreement which allows a third party mill to harvest and purchase timber located on the Waycross properties (the "Waycross Supply Agreement"). The Waycross Supply Agreement established a minimum and maximum purchase amounts of pine pulpwood and is subject to quarterly price adjustments based on a index published by Timber Mart-South. The Waycross Supply Agreement is effective from January 1, 2011 through December 31, 2020, subject to early termination provisions.

FRC Timberland Operating Agreement

CatchMark Timber Trust is party to certain timberland operating agreements with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland operating agreements, FRC manages and operates all of CatchMark Timber Trust's timberlands and related timber operations in Georgia, Alabama, and Texas, including ensuring compliance with the timber supply agreements. In consideration for rendering the services described in the timberland operating agreements, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands. The incentive fee is payable quarterly in arrears. The timberland operating agreements, as amended, are effective through March 31, 2017, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

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

CatchMark Timber Trust is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations, financial condition, or cash flows of CatchMark Timber Trust. CatchMark Timber Trust is not aware of any such legal proceedings contemplated by governmental authorities.

7.    Stockholders' Equity

Equity-based Compensation

On October 24, 2013, CatchMark Timber Trust’s board of directors approved the Amended and Restated 2005 Long-Term Incentive Plan (the “LTIP”), effective from October 25, 2013 through October 25, 2023. Pursuant to the LTIP, the board of directors made available for issuance thereunder 1,150,000 shares of Class A common stock and 50,000 shares of each of the Class B-1, Class B-2 and Class B-3 common stock to the employees and independent directors.

On February 10, 2014, the board of directors approved an amended and restated independent directors' compensation plan (the "Independent Directors Plan"). The Independent Directors Plan is operated as a sub-plan of the LTIP and became effective on January 1, 2014.

Pursuant to the Independent Directors Plan, on March 18, 2014, CatchMark Timber Trust granted 2,175 shares of restricted stock having a value of $30,000 on the grant date to each of its five independent directors as the directors' annual equity award. These restricted shares vest in thirds on each of the first three anniversaries of the grant, subject to the independent director’s continued service on the board on each such date, or on the earlier occurrence of a change in control of the company or the independent director’s death, disability, or termination with cause.

As of June 30, 2014, CatchMark Timber Trust had granted 20,475 shares of restricted stock to the independent directors, 3,467 shares of which had vested and 1,467 shares of which were forfeited due to the resignations of two former independent directors.

Recapitalization

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

Any fractional shares of Class A common stock outstanding after the reverse stock split also received an equivalent fractional share of Class B-1, Class B-2 and Class B-3 common stock, which was then immediately converted into Class A common stock. The Recapitalization was effective on October 24, 2013. CatchMark Timber Trust refers to Class B-1 common stock, Class B-2 common stock, and Class B-3 common stock collectively as “Class B common stock,” and Class A and Class B common stock collectively as “common stock.”

The combined effect of the ten-to-one reverse stock split and the stock dividend is equivalent to a 2.5-to-one reverse stock split. The Recapitalization decreased the total number of outstanding shares of CatchMark Timber Trust's common stock, but did not change the number of shares of common stock that are authorized for issuance under the charter. The Recapitalization was effected on a pro rata basis with respect to all stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of CatchMark Timber Trust's outstanding shares.

CatchMark Timber Trust's Class B common stock is identical to its Class A common stock except that (1) CatchMark Timber Trust does not intend to list its Class B common stock on a national securities exchange and (2) shares of Class B common stock have converted or will convert automatically into shares of Class A common stock, pursuant to provisions of CatchMark Timber Trust's charter, on the following schedule:

•June 12, 2014, in the case of the Class B-1 common stock; and
•December 12, 2014, in the case of the Class B-2 common stock; and
•June 12, 2015, in the case of the Class B-3 common stock.

The board of directors has the authority to accelerate the conversion of the Class B-2 shares and the Class B-3 shares to dates not earlier than nine months and twelve months, respectively, following the listing with the consent of the underwriter of the Initial Listed Public Offering. On the eighteen-month anniversary of the listing, all shares of the Class B common stock will have converted into the Class A common stock.

On June 12, 2014, all 3,164,476 shares of CatchMark Timber Trust's Class B-1 common stock converted to its Class A common stock.

Listing and Initial Listed Public Offering

On December 12, 2013, CatchMark Timber Trust listed its Class A common stock on NYSE (the "Listing"). CatchMark Timber Trust completed its Initial Listed Public Offering on December 17, 2013 and issued 10.5 million shares of its Class A common stock. After deducting underwriter discounts and commissions of $9.9 million and direct Initial Listed Public Offering costs of $1.6 million, approximately $80.2 million of the net proceeds were used to repay outstanding balance under our CoBank term loan, and $49.0 million were used to redeem the Preferred Shares held by Wells REF and the accrued but unpaid dividends.

On January 9, 2014, the underwriters for the Initial Listed Public Offering exercised their overallotment option to purchase approximately 1.6 million shares of CatchMark Timber Trust's Class A common stock in full. After deducting approximately $1.5 million of underwriter discounts and commissions, CatchMark Timber Trust received net proceeds of approximately $19.8 million, $18.2 million of which was used to pay down the outstanding note payable.

During the six months ended June 30, 2014, CatchMark Timber Trust included approximately $1.7 million of issuance costs in stockholders' equity which partially offset the proceeds from the Initial Listed Public Offering.

8.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2014 and 2013, respectively:

	2014	2013
Dividends accrued on preferred stock	$—	$185,103
Forfeiture of restricted stock award	$—	$205
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(179,891)	$1,549,454
Dividends declared but not paid	$3,123,126	$—

9.	Related-Party Transactions and Agreements

Until June 30, 2014, CatchMark Timber Trust was party to various agreements with Wells. All of the agreements between CatchMark Timber Trust and Wells terminated on or before June 30, 2014. The following are descriptions of the agreements in place during the six months ended June 30, 2014 and 2013.

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

During the three months and six months ended June 30, 2013, CatchMark Timber Trust incurred approximately $1.6 million and $2.4 million of advisor fees and expense reimbursements payable to Wells TIMO, respectively, which was included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Transition Services Agreement

Pursuant to the Master Agreement, CatchMark Timber Trust and Wells REF entered into a Transition Services Agreement (the “TSA”) on October 25, 2013, pursuant to which Wells provided certain consulting, support, and transitional services to CatchMark Timber Trust at the direction of CatchMark Timber Trust in order to facilitate CatchMark Timber Trust’s successful transition to self-management.

In exchange for the services provided by Wells under the TSA, CatchMark Timber Trust paid Wells a monthly consulting fee of $22,875 (the “Consulting Fee”). In addition to the Consulting Fee, CatchMark Timber Trust paid directly or reimbursed Wells for any third-party expenses paid or incurred by Wells on CatchMark Timber Trust’s behalf in connection with the services provided pursuant to the TSA; provided, however, that (1) Wells obtained written approval from CatchMark Timber Trust prior to incurring any third-party expenses for the account of, or reimbursable by, CatchMark Timber Trust and (2) CatchMark Timber Trust was not required to reimburse Wells for any administrative service expenses, including Wells's overhead, personnel costs, and costs of goods used in the performance of services under the TSA. The TSA remained in effect until June 30, 2014.

Sublease Agreement

Pursuant to the Master Agreement, Wells REF and CatchMark Timber OP entered into the Sublease Agreement (the "Sublease") on October 25, 2013, pursuant to which CatchMark Timber OP sublet from Wells REF a portion of the office space used and occupied by Wells REF. The term of the Sublease commenced on October 25, 2013 and terminated on March 31, 2014.

Related-Party Costs

Pursuant to the terms of the agreements described above, CatchMark Timber Trust incurred the following related-party costs for the three months and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended, June 30		Six Months Ended, June 30
	2014	2013	2014	2013
Advisor fees and expense reimbursements	$—	$1,636,366	$—	$2,381,608
Consulting fees	68,625	—	137,250	—
Office rent	17,883	—	17,883	—
Total	$86,508	$1,636,366	$155,133	$2,381,608

All the related-party costs were included in general and administrative expenses in the accompanying consolidated statements of operations.

10.	Subsequent Events

Pending Acquisitions
On July 7, 2014, CatchMark Timber Trust entered into a Purchase and Sales Agreement (the "Satilla River PSA") with Macaslin, Barrow and Henderson LLC (the "Satilla River Seller") to purchase 18,008 acres of timberland located in southern Georgia and northern Florida (the "Satilla River Timberlands") for a total purchase price not to exceed $30.0 million, exclusive of closing costs (the "Satilla River Acquisition").

On July 7, 2014, CatchMark Timber Trust entered into a Purchase and Sales Agreement (the "Oglethorpe PSA") with Wildwood Timberlands, LLC (the "Oglethorpe Seller") to purchase 37,663 acres of timberland located primarily in middle Georgia (the "Oglethorpe Timberlands") for a total purchase price not to exceed $76.3 million, exclusive of closing costs (the "Oglethorpe Acquisition").

Each of the Satilla River PSA and the Oglethorpe PSA are subject to completion of CatchMark Timber Trust's diligence and the satisfaction of closing conditions, including, but not limited to, inventory and title verification. Therefore, CatchMark Timber Trust cannot guarantee that either the Satilla River Acquisition or the Oglethorpe Acquisition will be completed. For both of the contemplated transactions, breaches of the representations and warranties will be subject to customary indemnification provisions. CatchMark Timber Trust presently expects both of the contemplated acquisitions to close during the third quarter of 2014 and that the acquisitions will be funded through a combination of debt financing and available cash-on-hand.

Follow-on Listed Public Offering

On July 11, 2014, CatchMark Timber Trust entered into an underwriting agreement with Raymond James & Associates, Inc., as representative of the underwriters named therein (collectively, the "Underwriters"), pursuant to which CatchMark Timber Trust agreed to issue and sell to the Underwriters 12.5 million shares of its Class A common stock and also agreed to issue and sell to the Underwriters, at the option of the Underwriters, an aggregate of up to approximately 1.9 million additional shares of Class A common stock. The shares were priced at $11.75 per share.

On July 16, 2014 and July 23, 2014 respectively, CTT issued 12.5 million and approximately 1.9 million shares, respectively, for $11.75 per share, under the Follow-on Listed Public Offering. After deducting approximately $7.7 million and $1.0 million in underwriter discounts and commissions, respectively, CatchMark Timber Trust received net proceeds of approximately $139.2 million and $21.0 million, before other offering costs, respectively. CatchMark Timber Trust used $118.5 million of the net proceeds to pay off the Term Loan Facility and Multi-Draw Term Facility.

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
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. As of June 30, 2014, we owned interests in approximately 320,400 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production. As of December 31, 2013, our timberlands contained acreage consisted of approximately 73% pine stands and approximately 27% hardwood stands, and our timber inventory consisted of approximately 10.4 million tons of merchantable timber inventory, including approximately 6.1 million tons of pulpwood, 2.3 million tons of chip-n-saw, and 2.0 million tons of sawtimber.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of higher-and-better use ("HBU") timberland. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. A substantial portion of our timber sales are derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. For the six months ended June 30, 2014, approximately 35% of our net timber sales revenue was derived from the Mahrt Timber Agreements. See Note 6 – Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

For the six months ended June 30, 2014, we acquired several timberland properties in Georgia and Texas totaling approximately 44,500 acres, for approximately $86.1 million. The largest acquisition was the Waycross-Panola properties, where we acquired approximately 36,300 acres for approximately $73.7 million, exclusive of closing costs. The Waycross-Panola properties added approximately 1.4 million tons of merchantable timber to our inventory and increased the share of higher value chip-n-saw and sawtimber in our product mix. Comprising 81% pine plantations by acreage and 58% sawtimber by tons, the Waycross-Panola properties are expected to add approximately 0.2 million tons to our annual harvest volumes over the next decade. In connection with the acquisition of the Waycross-Panola properties, we assumed a pulpwood supply agreement which allows a third party mill to harvest and purchase timber located on the Waycross property (the "Waycross Supply Agreement") and 39 recreational leases, nine related to the Waycross property and 30 related to the Panola property. Please refer to Note 6 – Commitments and Contingencies to our accompanying financial statements for additional detail on the Waycross Supply Agreement. For the six months ended June 30, 2014, approximately 1% of our net timber sales revenue was derived from the Waycross Supply Agreement. As of July 31, 2014, 38 of the 39 recreational leases have been renewed and one is expected to be renewed for the lease year from July 1, 2014 to June 30, 2015. These leases cover approximately 33,800 acres and will provide approximately $0.2 million in revenue annually.

From our inception through October 24, 2013, we operated as an externally advised REIT pursuant to an advisory agreement under which Wells TIMO, a subsidiary of Wells REF, performed certain key functions on our behalf, including, among others, the investment of our capital proceeds and management of our day-to-day operations. On October 25, 2013, we terminated the advisory agreement and became self-managed. Contemporaneous with this transaction, we entered into a series of transition service agreements with Wells REF and its affiliates through June 30, 2014. For additional details, please refer to Note 9 – Related-Party Transactions and Agreements to our accompanying financial statements.

Since our inception in 2005, we completed two continuous non-listed domestic public offerings and one offering to non-U.S. persons. These offerings raised approximately $307.2 million in total offering proceeds. After deducting offering costs and other expenses of approximately $26.1 million and funding common stock redemptions of approximately $2.6 million under our share redemption program, net offering proceeds of approximately $278.1 million were used to partially fund the acquisition of timberlands, service acquisition-related debt, redeem shares of our preferred stock, and fund accrued dividends on redeemed shares of preferred stock.

On October 24, 2013, we effected a ten-to-one reverse stock split of our then-outstanding common stock and redesignated all of our common stock as Class A common stock. On October 25, 2013, we paid a stock dividend pursuant to which each outstanding share of our Class A common stock on October 24, 2013, after effectiveness of the reverse stock split, received one share of Class B-1 common stock; plus one share of Class B-2 common stock; plus one share of Class B-3 common stock. These transactions are referred to as the Recapitalization.

The Recapitalization was effected on a pro rata basis with respect to all of our stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of our outstanding shares. See Note 7 - Stockholders' Equity to our accompanying financial statements for details of the Recapitalization.

The focus of our business is to invest in timberlands and to actively manage our assets to provide current income and attractive long-term returns to our stockholders. Our immediate emphasis is to grow through accretive acquisitions. We continue to build our pipeline of potential acquisitions focused in the U.S. South, where we see the best value opportunities, and the increase in our available credit capacity (see discussions within Liquidity and Capital Resources ) should facilitate closing on additional transactions expeditiously. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to further grow and diversify our portfolio of timber assets.

Liquidity and Capital Resources

Equity Capital

On December 12, 2013, we listed our Class A common stock on the NYSE under the symbol "CTT". We completed the Initial Listed Public Offering on December 17, 2013, issuing approximately 10.5 million shares of our class A common stock and received gross proceeds of approximately $142.1 million. After deducting underwriter discounts and commissions of $9.9 million and direct offering costs of $1.6 million, approximately $80.2 million of the net proceeds were used to repay outstanding debt balance, and $49.0 million were used to redeem the shares of our preferred stock held by Wells REF and the accrued but unpaid dividends.

On January 9, 2014, the underwriters for the Initial Listed Public Offering exercised their overallotment option to purchase approximately 1.6 million shares of our Class A common stock in full. After deducting approximately $1.5 million of underwriter discounts and commissions, we received net proceeds of $19.8 million, $18.2 million of which was used to pay down the outstanding debt.

Debt Capital

On December 19, 2013, we entered into the Amended CoBank Agreement, which amended and restated the existing CoBank loan agreement in its entirety.

The Amended CoBank Agreement provided for borrowing under credit facilities consisting of:

•	a $15.0 million revolving credit facility (the “Revolving Credit Facility”),

•	a $150.0 million multi-draw term credit facility (the “Multi-Draw Term Facility”), and

•
the remaining amount outstanding under the CoBank Term Loan (the “Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “CTT Credit Facilities”), which was $52.2 million.

The Amended CoBank Agreement provided that the CTT Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $75.0 million, consisting of up to a $10.0 million increase in the Revolving Credit Facility and the remainder available for incremental term loans.
Borrowings under the Revolving Credit Facility may be used for working capital, to support letters of credit and other general corporate purposes, but may not be used for timber acquisitions. The Revolving Credit Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on our LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2018.
The Multi-Draw Term Facility may be drawn upon up to five times during the period beginning on December 19, 2013 through December 19, 2016 and may be used to finance domestic timber acquisitions and associated expenses. Amounts repaid under the Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The Multi-Draw Term Facility bears interest at an adjustable rate equal to a base rate plus between 0.75% and 2.00% or a LIBOR rate plus between 1.75% and 3.00%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2020. The Multi-Draw Term Facility is interest only until the maturity date; however, beginning on December 31, 2016, if the LTV Ratio is equal to or in excess of 35%, then principal payments will be required to be made at a per annum rate of 7.5% of the principal amount outstanding under the Multi-Draw Term Facility.
The Term Loan Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 19, 2018.
We pay the lenders an unused commitment fee on the unused portion of the Multi-Draw Term Facility and Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV Ratio.
The CTT Credit Facilities are secured by a first mortgage in our timberlands, a first priority security interest in most bank accounts held by us and a first priority security interest on all of our other assets. In addition, our obligations under the Amended CoBank Agreement are guaranteed by our subsidiaries.

On May 30, 2014, we entered into a joinder and amendment agreement, which modified and amended the Amended CoBank Agreement, by increasing the availability under the Revolving Credit Facility by $10.0 million, from $15.0 million to $25.0 million, and the availability under the Multi-Draw Term Facility by $65.0 million, from $150.0 million to $215.0 million (the "Amended Credit Agreement"). The Amended Credit Agreement also permits us to make six, rather than five, draws under the Multi-Draw Term Facility. In addition, the Amended Credit Agreement provides us with greater flexibility to use the proceeds from land sales for general working capital, acquisitions of additional timberland or permitted distributions or other payments. We may use proceeds totaling up to 1.5% of the aggregate cost basis of our timberland if our LTV Ratio is in excess of 30% but less than 40% and up to 2.0% of the aggregate cost basis if our LTV Ratio does not exceed 30%. Finally, the Amended Credit Agreement expanded the permitted uses of proceeds under the Revolving Credit Facility to include certain earnest money deposits and acquisitions of domestic timberland of up to $3.0 million for a single transaction, or $4.0 million in aggregate.

As of June 30, 2014, the outstanding balance of the CTT Credit Facilities was $118.5 million, $34.0 million of which was outstanding under the Term Loan Facility and the remaining $84.5 million was outstanding under the Multi-Draw Term Facility.

We expect our primary sources of future capital to be (i) cash generated from operations, (ii) borrowings under our existing and future credit facilities, and (iii) proceeds from selective dispositions. The amount of cash available for distribution to stockholders and the level of discretionary distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and debt service requirements, and our expectations of future cash flows.

Shelf Registration

On June 20, 2014, we filed a the Registration Statement on Form S-3 with the SEC for future public offerings of up to $600.0 million in an undefined combination of common stock, preferred stock, debt securities, depositary shares, or warrants. The Form S-3 was declared effective on July 2, 2014. In July 2014, we completed the Follow-on Listed Public Offering. Because the Follow-on Listed Public Offering was completed after June 30, 2014, it is not reflected in the consolidated financial statements for the quarter ended June 30, 2014. See Subsequent Events for additional details.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2014 was approximately $6.9 million, which consisted of net cash receipts from timber and timberland sales and recreational leases in excess of payments for operating expenses, administrative expenses, forestry management expenses, and interest expense. Net cash provided by operating activities increased by approximately $4.5 million compared to the six months ended June 30, 2013, driven by an increase in net cash receipts from timber sales.

For the six months ended June 30, 2014, we used approximately $0.1 million in purchasing fixed assets, $0.4 million in reforestation and building roads, and $86.1 million in timberland acquisitions.

Net cash provided by financing activities for the six months ended June 30, 2014 was approximately $79.5 million and primarily represented proceeds from the Multi-Draw Term Facility in order to finance timberland acquisitions and net proceeds from the issuance of common stock, offset by funds used to pay down the outstanding debt, fund dividends to common stockholders, and fund stock issuance cost.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months.

The Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•
requires a minimum liquidity balance of $10.0 million until the date that we have achieved a fixed charge coverage ratio of not less than 1.05:1, provided that this date is no earlier than September 30, 2014 and no later than June 30, 2015; after such date we must maintain a fixed coverage charge ratio of not less than 1.05:1.

We were in compliance with the financial covenants of the Amended Credit Agreement as of June 30, 2014.

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

In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to partially fund timberland acquisitions and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Proceeds from future equity offerings and debt financings may be used to acquire timberlands, fund capital expenditures, and pay down existing and future borrowings.

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of June 30, 2014, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 31%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of June 30, 2014, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations	$118,491,444	$—	$—	$34,000,000	$84,491,444
Estimated interest on debt obligations (1)	15,723,738	1,356,270	5,425,082	5,349,622	3,592,764
Operating lease obligations (2)	5,437,690	594,157	1,351,779	1,324,266	2,167,488
Other liabilities (3)	754,636	9,624	237,078	200,371	307,563
Total	$140,407,508	$1,960,051	$7,013,939	$40,874,259	$90,559,259

(1)	Amounts include impact of an interest rate swap. See Note 5 – Interest Rate Swap Agreement to our accompanying consolidated financial statements for additional information.

(2)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(3)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

As discussed in Subsequent Events, in July 2014, we paid off the $118.5 million debt balance with net proceeds from the Follow-On Listed Public Offering and terminated the interest rate swap agreement concurrently. Therefore, estimated interest on debt obligations presented in the table above is no longer reflective of our actual obligations.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months and six months ended June 30, 2014 and 2013 are shown in the following tables:

	Three Months Ended June 30,		Change
	2014	2013	%
Timber sales volume (tons)
Pulpwood	236,300	187,437	26%
Sawtimber (1)	124,478	70,284	77%
	360,778	257,721	40%
Net timber sales price (per ton)(2)
Pulpwood	$13	$11	13%
Sawtimber	$24	$19	22%

Timberland sales
Gross sales	$1,024,539	$1,309,371
Sales volumes (acres)	547	624
Sales price (per acre)	$1,873	$2,098

	Six Months Ended June 30,		Change
	2014	2013	%
Timber sales volume (tons)
Pulpwood	413,540	314,877	31%
Sawtimber (1)	210,788	142,004	48%
	624,328	456,881	37%
Net timber sales price (per ton)(2)
Pulpwood	$13	$11	17%
Sawtimber	$23	$20	16%

Timberland sales
Gross sales	$1,089,789	$1,853,321
Sales volumes (acres)	576	877
Sales price (per acre)	$1,892	$2,113
(1)    Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2014 and 2013.

Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013

Revenues. Revenues increased to $11.9 million for the three months ended June 30, 2014 from $9.3 million for the three months ended June 30, 2013 due to an increase in timber sales revenue of $2.9 million, offset by a decrease in timberland sales revenue of $0.3 million. Gross timber sales increased by 40%: 25% of which came from revenue generated from the newly acquired properties; 11% of which driven by increased harvest volume on the Mahrt Timberland resulting from our revised business strategy and 4% of which was due to an increase in realized pricing on the Mahrt Timberland as a result of increases in demand. Timberland sales revenue decreased due to selling fewer acres in 2014. Details of timber sales by product for the three months ended June 30, 2014 and 2013 are shown in the following table:

	Three Months Ended June 30, 2013	Changes attributable to:		Three Months Ended June 30, 2014
		Price	Volume
Timber sales(1)
Pulpwood	$4,804,176	$153,312	$1,153,314	$6,110,802
Sawtimber (2)	2,463,158	113,008	1,486,226	4,062,392
	$7,267,334	$266,320	$2,639,540	$10,173,194

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to approximately $4.2 million for the three months ended June 30, 2014 from approximately $3.8 million for the three months ended June 30, 2013 as a result of an approximately 12% increase in delivered sales volume. Delivered sales as a percentage of our total harvest volume decreased from 91% for the second quarter of 2013 to 75% for the same period in 2014. Depletion expense increased by 66% to approximately $3.7 million for the three months ended June 30, 2014 from approximately $2.2 million for the three months ended June 30, 2013 primarily due to a 40% increase in harvest volumes, coupled with a higher blended depletion rate. Our blended depletion rate was higher in second quarter of 2014, primarily because 22% of our harvest for the second quarter of 2014 came from the Waycross-Panola properties, which is depleting at a higher rate than our long-term fee timberlands. Cost of timberland sales decreased due to selling fewer acres.

Forestry management expenses increased to approximately $0.8 million for the three months ended June 30, 2014 from approximately $0.6 million for the three months ended June 30, 2013. The increase is primarily due to, as a result of our transition to self-management, incurring compensation costs related to our forest management staff as well as incremental management fees to FRC as a result of additional acres under management from recent acquisitions. Land rent expense decreased to approximately $0.2 million for the three months ended June 30, 2014 from $0.3 million in the three months ended June 30, 2013 primarily due to expirations of leases.

General and administrative expenses decreased approximately $1.4 million for the three months ended June 30, 2014 from the three months ended June 30, 2013. The termination of the advisory agreement with Wells TIMO eliminated advisory fees and expense reimbursements, which contributed to an approximately $1.6 million decrease in general and administrative expenses. As previously disclosed, we filed an insurance recovery claim in February 2014 under our director and officer insurance policy for costs and expenses incurred in connection with an SEC investigation into Wells Investment Securities, Inc. ("WIS"), a Wells affiliate and the dealer-manager of our two completed non-listed public offerings, and us. The claim was approved during the quarter ended June 30, 2014, and we received an approximately $0.6 million in reimbursements. The decreases were partially offset by increases in costs and expenses incurred as a self-managed company and a listed public company. Additionally, we incurred approximately $0.2 million in connection with the filing of the shelf registration as described within Liquidity and Capital Resources.

Interest expense. Interest expense decreased to $0.8 million for the three months ended June 30, 2014 from $0.9 million for the three months ended June 30, 2013 primarily due to more favorable interest rates and a lower average debt balance through the period offset by incurring commitment fees to the lenders.

Net loss. Our net loss decreased to approximately $0.3 million for the three months ended June 30, 2014 from approximately $2.6 million for the three months ended June 30, 2013 as a result of a $2.1 million increase in our operating income and a $0.2 million decrease in our interest expense. We generated operating income of approximately $0.4 million for the three months ended June 30, 2014, which is an increase of approximately $2.1 million over our operating loss for the three months ended June 30, 2013, primarily due to a $1.0 million increase in timber sales revenue net of contract logging and hauling costs and depletion expense. We sustained a net loss for the three months ended June 30, 2014 primarily as a result of incurring interest expense of approximately $0.8 million. Our net loss per share available to common stockholders for the three months ended June 30, 2014 and 2013 was $0.01 and $0.21, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013

Revenues. Revenues increased to $20.8 million for the six months ended June 30, 2014 from $16.6 million for the six months ended June 30, 2013 primarily due to an increase in timber sales revenue of $4.9 million, offset by a decrease in timberland sales revenue of $0.8 million. Gross timber sales increased by 36%:14% of which came from revenue generated from the newly acquired properties, 16% driven by increased harvest volume on the Mahrt Timberland resulting from our revised business strategy and 6% of which was due to an increase in realized pricing on the Mahrt Timberland resulting from increases in demand. Timberland sales revenue decreased due to selling fewer acres in 2014. Details of timber sales by product for the six months ended June 30, 2014 and 2013 are shown in the following table:

	Six Months Ended June 30, 2013	Changes attributable to:		Six Months Ended June 30, 2014
		Price	Volume
Timber sales(1)
Pulpwood	$8,423,144	$599,026	$1,900,310	$10,922,480
Sawtimber (2)	4,995,952	242,453	2,109,164	7,347,569
	$13,419,096	$841,479	$4,009,474	$18,270,049

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to approximately $8.0 million for the six months ended June 30, 2014 from approximately $7.0 million for the six months ended June 30, 2013 as a result of an approximately 14% increase in delivered sales volume. Delivered sales as a percentage of our total harvest volume decreased from 92% for the second quarter of 2013 to 81% for the same period in 2014. Depletion expense increased by 29% to approximately $5.5 million for the six months ended June 30, 2014 from approximately $4.3 million for the six months ended June 30, 2013 due to a lower blended depletion rate offset by a 37% increase in harvest volumes. Our blended depletion rate was lower in 2014 primarily because 77% of our 2014 harvest came from our fee timberlands as compared to 55% in 2013. Our fee timber is depleted at much lower rates than timber from leased tracts. Cost of timberland sales decreased due to selling fewer acres.

Forestry management fees increased to approximately $1.5 million for the six months ended June 30, 2014 from approximately $1.1 million for the six months ended June 30, 2013. The increase is primarily due to, as a result of our transition to self-management, incurring compensation costs related to our forest management staff and incurring an additional $0.1 million in fees to FRC due to more acres under management. Land rent expense decreased to approximately $0.4 million for the six months ended June 30, 2014 from $0.6 million in the six months ended June 30, 2013 primarily due to expiration of leases.

General and administrative expenses decreased by approximately $1.0 million for the six months ended June 30, 2014 from the six months ended June 30, 2013. The termination of the advisory agreement with Wells TIMO eliminated advisory fees and expense reimbursements, which contributed to an approximately $2.4 million decrease in general and administrative expenses. Additionally, legal fees for the six months ended June 30, 2014 was $0.4 million lower primarily as a result of the insurance recovery discussed above. We recognized legal fees related to the WIS matter of approximately $0.2 million in the first quarter of 2014 before receiving the $0.6 million reimbursement in the second quarter. These decreases were partially offset by increases in costs and expenses incurred as a result of becoming a self-managed company and a listed public company. Additionally, we incurred approximately $0.1 million in shareholder communication expenses in response to a tender offer for our common stock during the first quarter of 2014 and approximately $0.2 million in connection with the filing of the shelf registration as described within Liquidity and Capital Resources.

Interest expense. Interest expense decreased to $1.2 million for the six months ended June 30, 2014 from $1.7 million for the six months ended June 30, 2013 primarily due to more favorable interest rates and a lower average debt balance through the period, offset by incurring commitment fees to the lenders.

Net loss. Our net loss decreased to approximately $0.7 million for the six months ended June 30, 2014 from approximately $4.6 million for the six months ended June 30, 2013 as a result of a $3.2 million increase in our operating income and a $0.6 million decrease in our interest expense. We generated operating income of approximately $0.4 million for the six months ended June 30, 2014, which is an increase of approximately $3.2 million over our operating loss for the six months ended June 30, 2013, primarily due to a $2.7 million increase in timber sales revenue net of contract logging and hauling costs and depletion expense. We sustained a net loss for the six months ended June 30, 2014 primarily as a result of incurring interest expense of approximately $1.2 million. Our net loss per share available to common stockholders for the six months ended June 30, 2014 and 2013 was $0.03 and $0.37, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance and our ability to satisfy lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of operating performance. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their non-cash nature, and we refer to this measure as Adjusted EBITDA. As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be viewed as an alternative to net income or cash from operations as measurements of our operating performance. Due to significant amount of timber assets subject to depletion and significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial condition and performance. Our credit agreements contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments.

For the three months ended June 30, 2014, Adjusted EBITDA was $5.0 million, an approximately $3.4 million increase from the three months ended June 30, 2013, primarily due to a $2.5 million increase in net timber sales and a $1.4 million decrease in general and administrative expenses, offset by a $0.3 million decrease in net revenue from timberland sales and a $0.2 million increase in forestry management expenses.

For the six months ended June 30, 2014, Adjusted EBITDA was approximately $6.9 million, an approximately $4.1 million increase from the six months ended June 30, 2013, primarily due to a $3.9 million increase in net timber sales and a $1.0 million decrease in general and administrative expenses, offset by a $0.7 million decrease in net revenue from timberland sales and a $0.3 million increase in forestry management expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(349,401)	$(2,563,923)	$(737,461)	$(4,550,657)
Add:
Depletion	3,729,522	2,247,904	5,533,054	4,293,257
Basis of timberland sold	706,338	876,643	744,325	1,213,643
Amortization (1)	129,917	123,356	225,675	238,262
Stock-based compensation expense	96,277	—	179,274	—
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	—	—	—	(128,934)
Interest expense (1)	676,963	881,024	987,085	1,742,766
Adjusted EBITDA	$4,989,616	$1,565,004	$6,931,952	$2,808,337

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and have operated as such beginning with our taxable year ended December 31, 2009. To qualify to be taxed as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify to be taxed as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

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
Depletion
Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The harvest cycle for our current southern timberland properties is 30 years. See "Overview" above for additional information regarding estimations of both our current timber inventory and the timber inventory that will be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee-simple timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for lease tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.
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

Related-Party Transactions and Agreements

On October 25, 2013, we became self-managed by terminating our advisory agreement with Wells TIMO, a subsidiary of Wells Capital, a subsidiary of Wells REF and our initial sponsor. We also hired certain individuals to serve as our management team, including individuals who were previously employed by Wells REF, such as Brian M. Davis, our Senior Vice President and Chief Financial Officer. Mr. Davis also served as our Chief Financial Officer prior to our transition to self-management. Until our transition to self-management, Leo F. Wells served as our Chairman of the

Board and President and Douglas P. Williams served as our Executive Vice President, Secretary and Treasurer and one of our directors. Messrs. Wells and Williams also resigned as directors of our company on December 11, 2013, the effective date of the registration statement for the Initial Listed Public Offering . They continue to serve as officers and directors of other affiliates of Wells REF, which is owned by Mr. Wells.

We entered into the master self-management transition agreement (the "Master Agreement") with Wells REF and Wells TIMO, which provided the framework for our separation from Wells REF and its affiliates and our transition to self-management. On October 24, 2013, we, our operating partnership, Wells REF and Wells TIMO agreed to amend the Master Agreement to advance the date of our self-management transition to October 25, 2013. As a result, we and our operating partnership entered into two agreements with these entities to provide services to us on a temporary and non-exclusive basis. These agreements included a transition services agreement that terminated on June 30, 2014 and a month-to-month office sublease for our corporate headquarters for up to five months. Pursuant to the transition services agreement, we were obligated to pay Wells REF a consulting fee equal to $22,875 per month, and Wells REF received a prorated amount equal to $4,428 for the period from October 25, 2013 through October 31, 2013. We also reimbursed Wells REF for expenses it incurred in connection with the services provided, excluding its administrative services expenses such as personnel and overhead costs. From October 2013 to March 2014, we subleased approximated 5,723 square feet of office space from Wells REF The office sublease provided for monthly base rent of $5,961, which was not payable for the months of October, November and December 2013, plus additional costs for various space-related services. The sublease expired on March 31, 2014.

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

Regulatory Matters

In February 2013, the SEC started a non-public, formal, fact finding investigation regarding WIS, a Wells affiliate and former dealer-manager of our two completed non-listed public offerings, and us. The investigation relates to whether there have been violations of certain provisions of the federal securities laws regarding valuation, potential distributions, marketing and suitability.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 -Commitments and Contingencies to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Timber Supply Agreements;

•	FRC Timberland Operating Agreements;

•	Obligations under Operating Leases; and

•	Litigation.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Subsequent Events
Pending Acquisitions
On July 7, 2014, we entered into a Purchase and Sales Agreement (the "Satilla River PSA") with Macaslin, Barrow and Henderson LLC (the "Satilla River Seller") to purchase 18,008 acres of timberland located in southern Georgia and northern Florida (the "Satilla River Timberlands") from the Satilla River Seller for a total purchase price of approximately $30.0 million, exclusive of closing costs (the "Satilla River Acquisition"). Based on current estimates, the Satilla River Timberlands contain approximately 0.6 million tons of merchantable timber, comprising 61% pine plantations by acreage and 43% sawtimber by tons.

On July 7, 2014, we entered into a Purchase and Sales Agreement (the "Oglethorpe PSA") with Wildwood Timberlands, LLC (the "Oglethorpe Seller") to purchase 37,663 acres of timberland located primarily in middle Georgia (the "Oglethorpe Timberlands") from the Oglethorpe Seller for a total purchase price not to exceed $76.3 million, exclusive of closing costs (the "Oglethorpe Acquisition"). The Oglethorpe Timberlands should increase our supply options and reduce haul distances to some of its current mill customers. Based on current estimates, the Oglethorpe Timberlands contain approximately 1.9 million tons of merchantable timber, comprising 77% pine plantations by acreage and 50% sawtimber by tons.

Each of the Satilla River PSA and the Oglethorpe PSA are subject to completion of our diligence and the satisfaction of closing conditions, including, but not limited to, inventory and title verification. Therefore, we cannot guarantee that either the Satilla River Acquisition or the Oglethorpe Acquisition will be completed. For both of the contemplated transactions, breaches of the representations and warranties will be subject to customary indemnification provisions. we presently expect both of the contemplated acquisitions to close during the third quarter of 2014 and that the acquisitions will be funded through a combination of debt financing and available cash-on-hand.

Follow-on Listed Public Offering

On July 11, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as representative of the underwriters named therein (collectively, the "Underwriters"), pursuant to which we agreed to issue and sell to the Underwriters approximately 12.5 million shares of our Class A common stock and also agreed to issue and sell to the Underwriters, at the option of the Underwriters, an aggregate of up to approximately 1.9 million additional shares of our Class A common stock. The shares were priced at $11.75 per share.

On July 16, 2014 and July 23, 2014, we issued 12.5 million and approximately 1.9 million shares, respectively, for $11.75 per share, under the Follow-on Listed Public Offering. After deducting approximately $7.7 million and $1.0 million in underwriter discounts and commissions, respectively, we received net proceeds of approximately $139.2 million and $21.0 million, before other offering costs, respectively. We used $118.5 million of the net proceeds to pay off the Term Loan Facility and Multi-Draw Term Facility.

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

As of June 30, 2014, we had $118.5 million outstanding on the CTT Credit Facilities, of which $34.0 million under the Term Loan Facility matures on December 19, 2018 and $84.5 million under the Multi-Draw Term Facility matures on December 19, 2020. The loan bears interest at an adjustable rate based on one-, two-, or three-month LIBOR Rate plus a margin ranging from 1.50% to 2.75% based upon the then-current LTV Ratio.

Under the Rabobank Swap, we pay interest at a fixed rate of 0.9075% per annum and receive variable LIBOR-based interest payments from Rabobank between March 28, 2013 and September 30, 2017. As of June 30, 2014, the weighted-average interest rate of the CTT Credit Facilities, after consideration of the Rabobank Swap, was 2.29%.

Approximately $33.0 million of our total debt outstanding as of June 30, 2014 was subject to an effectively fixed-interest rate when coupled with Rabobank Swap. As of June 30, 2014, this balance incurred interest expense at an average rate of 2.6575%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of June 30, 2014, after consideration of the Rabobank Swap, approximately $85.5 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 2.150% as of June 30, 2014. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.9 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the CTT Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continue to utilize the 1992 Framework during our transition to the 2013 Framework by the end of 2014. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	August 13, 2014	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO SECOND QUARTER 2014 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

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

10.1*
Joinder and Amendment Agreement dated May 30, 2014, by and among Timberlands II, LLC., and CatchMark Timber Operating Parntership, L.P., as borrowers, CatchMark Texas Timberlands GP, LLC, and Catchmark Texas Timberlands LP, L.P., as subsidiaries, and CoBank A.C.B., as Administrative Agent.

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