Form 10-Q
period 2014-09-30
CatchMark Timber Trust, Inc.
filed 2014-11-13
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s classes of common stock, as of October 31, 2014:

Class A Common Stock 33,031,646 shares
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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. CatchMark Timber Trust’s results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$45,963,291	$8,613,907
Accounts receivable	767,605	593,546
Prepaid expenses and other assets	6,653,315	2,506,470
Deferred financing costs, less accumulated amortization of $180,739 and $9,633 as of September 30, 2014 and December 31, 2013, respectively	1,881,745	1,483,547
Timber assets, at cost (Note 3):
Timber and timberlands, net	401,005,572	325,726,398
Intangible lease assets, less accumulated amortization of $930,093 and $927,451 as of September 30, 2014 and December 31, 2013, respectively	26,993	29,634
Total assets	$456,298,521	$338,953,502

Liabilities:
Accounts payable and accrued expenses	$3,305,451	$3,127,857
Other liabilities	4,774,481	3,734,193
Note payable and line of credit (Note 4)	—	52,160,000
Total liabilities	8,079,932	59,022,050

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 889,500,000 shares authorized; 33,031,646 and 13,900,382 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	330,316	139,004
Class B-1 common stock, $0.01 par value; 3,500,000 shares authorized; 0 and 3,164,483 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	31,645
Class B-2 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,476 and 3,164,483 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	31,645	31,645
Class B-3 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,476 and 3,164,483 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	31,644	31,644
Additional paid-in capital	612,428,979	432,117,205
Accumulated deficit and distributions	(164,603,995)	(152,688,059)
Accumulated other comprehensive income	—	268,368
Total stockholders’ equity	448,218,589	279,931,452
Total liabilities and stockholders’ equity	$456,298,521	$338,953,502
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Timber sales	$11,392,016	$6,427,654	$29,662,066	$19,846,750
Timberland sales	485,630	645,436	1,575,419	2,498,757
Other revenues	775,704	784,156	2,186,551	2,151,949
	12,653,350	7,857,246	33,424,036	24,497,456
Expenses:
Contract logging and hauling costs	4,472,042	3,153,943	12,425,591	10,198,051
Depletion	4,856,898	1,941,548	10,389,952	6,234,805
Cost of timberland sales	344,893	401,858	1,185,413	1,745,010
Forestry management expenses	857,346	567,444	2,363,281	1,713,306
General and administrative expenses	1,438,195	2,543,956	4,213,859	6,334,696
Land rent expense	210,635	242,301	616,428	810,253
Other operating expenses	749,590	585,445	2,075,640	1,854,919
	12,929,599	9,436,495	33,270,164	28,891,040
Operating income (loss)	(276,249)	(1,579,249)	153,872	(4,393,584)

Other income (expense):
Interest income	175,234	669	176,861	2,668
Interest expense	(662,083)	(949,323)	(1,831,290)	(2,687,170)
Loss on interest rate swap	—	—	—	(474)
	(486,849)	(948,654)	(1,654,429)	(2,684,976)
Net loss	$(763,098)	$(2,527,903)	$(1,500,557)	$(7,078,560)

Dividends to preferred stockholder	—	(93,990)	—	(279,093)
Net loss available to common stockholders	$(763,098)	$(2,621,893)	$(1,500,557)	$(7,357,653)
Weighted-average common shares outstanding—basic and diluted	36,873,634	12,696,755	28,941,624	12,705,791
Per-share information—basic and diluted:
Net loss available to common stockholders	$(0.02)	$(0.21)	$(0.05)	$(0.58)
Cash dividends declared per common share	$—	$—	$0.235	$—

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(763,098)	$(2,527,903)	$(1,500,557)	$(7,078,560)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(88,477)	(423,280)	(268,368)	1,126,174
Comprehensive loss	$(851,575)	$(2,951,183)	$(1,768,925)	$(5,952,386)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	13,900,382	$139,004	9,493,449	$94,934	—	$—	$432,117,205	$(152,688,059)	$268,368	$279,931,452
Common stock issued pursuant to:
Listed Public Offerings	15,953,947	159,539	—	—			190,062,495			190,222,034
Long-term incentive plan	12,848	128	—	—			290,658			290,786
Redemptions of common stock	(7)	—	(21)	—			(370)			(370)
Conversion to Class A Shares	3,164,476	31,645	(3,164,476)	(31,645)						—
Dividends to common stockholders ($0.345 per share)								(10,415,379)		(10,415,379)
Stock issuance cost							(10,041,009)			(10,041,009)
Net loss								(1,500,557)		(1,500,557)
Market value adjustment to interest rate swap									(268,368)	(268,368)
Balance, September 30, 2014	33,031,646	$330,316	6,328,952	$63,289	—	$—	$612,428,979	$(164,603,995)	$—	$448,218,589

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	3,180,063	$31,801	9,540,188	$95,402	37,392	$48,600,055	$301,538,949	$(139,491,344)	$(687,674)	$210,087,189
Common stock issued pursuant to:
Long-term incentive plan	300	3	900	9			36,654			36,666
Forfeiture of restricted stock award	(202)	(2)	(606)	(6)			(197)	205		—
Redemptions of common stock	(7,707)	(77)	(23,122)	(231)			(479,847)			(480,155)
Dividends on preferred stock						279,093	(279,093)			—
Net loss								(7,078,560)		(7,078,560)
Market value adjustment to interest rate swap									1,126,174	1,126,174
Balance, September 30, 2013	3,172,454	$31,725	9,517,360	$95,174	37,392	$48,879,148	$300,816,466	$(146,569,699)	$438,500	$203,691,314

See accompanying notes.
CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(1,500,557)	$(7,078,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	10,389,952	6,234,805
Unrealized gain on interest rate swaps	—	(128,934)
Other amortization	68,044	136,142
Stock-based compensation expense	284,536	36,666
Noncash interest expense	586,452	182,848
Basis of timberland sold	1,042,623	1,569,543
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(174,059)	63,794
Decrease in prepaid expenses and other assets	830,421	200,586
Increase in accounts payable and accrued expenses	177,594	1,735,091
Decrease in due to affiliates	—	(1,016,255)
Increase in other liabilities	1,019,739	481,949
Net cash provided by operating activities	12,724,745	2,417,675

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(590,148)	(411,586)
Timberland acquisitions	(91,325,405)	(1,742,009)
Furniture and equipment	(100,983)	(1,537)
Funds released from escrow accounts	—	762,862
Net cash (used in) investing activities	(92,016,536)	(1,392,270)

Cash Flows from Financing Activities:
Proceeds from note payable	86,500,000	—
Repayments of note payable	(138,660,000)	—
Financing costs paid	(964,101)	(43,653)
Issuance of common stock	190,222,034	—
Dividends paid to common stockholders	(10,415,379)	—
Stock issuance costs	(10,041,009)	(542,846)
Redemptions of common stock	(370)	(480,155)
Net cash provided by (used in) financing activities	116,641,175	(1,066,654)
Net increase (decrease) in cash and cash equivalents	37,349,384	(41,249)
Cash and cash equivalents, beginning of period	8,613,907	11,221,092
Cash and cash equivalents, end of period	$45,963,291	$11,179,843

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (unaudited)

1.	Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust"), formerly known as Wells Timberland REIT, Inc., primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the southeastern United States and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership formerly known as Wells Timberland Operating Partnership, L.P. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formerly known as Wells Timberland TRS, Inc., was formed as a wholly owned subsidiary of CatchMark Timber OP on January 1, 2006. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

Interest Rate Swaps

CatchMark Timber Trust enters into interest rate swap contracts to mitigate its exposure to changing interest rates on variable rate debt instruments. CatchMark Timber Trust does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of hedges, if any, are recognized in current earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swap in the consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.

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

CatchMark Timber Trust had an interest rate swap that became effective on March 28, 2013. On July 18, 2014, CatchMark Timber Trust terminated the interest rate swap agreement. As of September 30, 2014, there is no interest rate swap outstanding. For additional information about CatchMark Timber Trust's interest rate swaps see Note 5 – Interest Rate Swap Agreement.

Earnings Per Share
Basic earnings (loss) per share available to common stockholders is calculated as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Weighted-average number of common shares information presented in the accompanying consolidated statements of operations is retroactively adjusted for all periods presented to reflect the impact of a recapitalization transaction (see Note 7 - Stockholders' Equity). Net income (loss) available to common stockholders is calculated as net income (loss) less dividends payable to or accumulated to preferred stockholders. Diluted earnings (loss) per share available to common stockholders equals basic earnings per share available to common stockholders, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. Basic and diluted earnings (loss) per share were the same for all periods presented as the dilutive effect of outstanding securities was immaterial.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Advisor fees and expense reimbursements incurred in 2013 were previously included in a separate line item and are now included in general and administrative expenses for the respective periods in the accompanying consolidated statement of operations.

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

3.	Timber Assets

As of September 30, 2014 and December 31, 2013, timber and timberlands consisted of the following, respectively:

	As of September 30, 2014
	Gross	Accumulated Depletion or Amortization	Net
Timber	$181,429,182	$10,389,952	$171,039,230
Timberlands	229,691,394	—	229,691,394
Mainline roads	570,396	295,448	274,948
Timber and timberlands	$411,690,972	$10,685,400	$401,005,572

	As of December 31, 2013
	Gross	Accumulated Depletion or Amortization	Net
Timber	$149,859,173	$8,505,024	$141,354,149
Timberlands	184,114,333	—	184,114,333
Mainline roads	498,237	240,321	257,916
Timber and timberlands	$334,471,743	$8,745,345	$325,726,398

During the nine months ended September 30, 2014, CatchMark Timber Trust acquired the following timberland properties:

Property Name	State(s)	Date of Acquisition	Acres	Purchase Price exclusive of closing costs (in millions)
Browder property	Georgia	February 20, 2014	202	$0.2
Waycross - Panola properties	Georgia / Texas	April 11, 2014	36,320	73.7
Upson property	Georgia	April 29, 2014	958	1.6
Clinch property	Georgia	May 30, 2014	7,044	10.0
Total			44,524	$85.5

During the three months and nine months ended September 30, 2013, CatchMark Timber Trust acquired a fee simple interest in approximately 1,800 acres of timberland located in Taylor County, Georgia, in which it previously held a leasehold interest, for $1.4 million, exclusive of closing costs.

During the three months ended September 30, 2014 and 2013, CatchMark Timber Trust sold approximately 210 and 300 acres of timberland, respectively, for $0.5 million and $0.6 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $0.3 million and $0.4 million, respectively.

During the nine months ended September 30, 2014 and 2013, CatchMark Timber Trust sold approximately 780 and 1200 acres of timberland, respectively, for $1.6 million and $2.5 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $1.0 million and $1.6 million, respectively.

As of September 30, 2014, CatchMark Timber Trust owned interests in approximately 320,200 acres of timberlands in Georgia, Alabama, and Texas; 290,600 acres of which were held in fee-simple interests and 29,600 acres were held in leasehold interests.

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
The Amended CoBank Agreement provided for borrowing under credit facilities consisting of:

•	a $15.0 million revolving credit facility (the “Revolving Credit Facility”);

•	a $150.0 million multi-draw term credit facility (the “Multi-Draw Term Facility”); and

•
the remaining amount outstanding under the original CoBank term loan (the “Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “CTT Credit Facilities”), which was $52.2 million.

The Amended CoBank Agreement provided that the CTT Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $75.0 million, consisting of up to a $10.0 million increase in the Revolving Credit Facility and the remainder available under the Multi-Draw Term Facility.
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
The Multi-Draw Term Facility may be drawn upon up to five times during the period beginning on December 19, 2013 through December 19, 2016 and may be used to finance domestic timber acquisitions and associated expenses. Amounts repaid under the Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The Multi-Draw Term Facility bears interest at an adjustable rate equal to a base rate plus between 0.75% and 2.00% or a LIBOR rate plus between 1.75% and 3.00%, in each case depending on the LTV Ratio, and will terminate and all amounts under the Multi-Draw Term Facility will be due and payable on December 19, 2020. The Multi-Draw Term Facility is interest only until the maturity date; however, beginning on December 31, 2016, if CatchMark Timber Trust’s LTV Ratio is equal to or in excess of 35%, then principal payments will be required to be made at a per annum rate of 7.50% of the principal amount outstanding under the Multi-Draw Term Facility.
The Term Loan Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on CatchMark Timber Trust’s LTV Ratio, and will terminate and all amounts under the Term Loan Facility will be due and payable on December 19, 2018.

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

CatchMark Timber Trust was in compliance with the financial covenants of the Amended Credit Agreement as of September 30, 2014.

Debt Proceeds and Repayments

On January 9, 2014, CatchMark Timber Trust paid down its Term Loan Facility by $18.2 million using proceeds from the initial listed public offering (see Note 7 - Stockholders' Equity).

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

On July 16, 2014, CatchMark Timber Trust paid off the remaining $34.0 million under its Term Loan Facility and $84.5 million under its Multi-Draw Term Facility with proceeds received from its follow-on listed public offering (see Note 7 - Stockholders' Equity). As a result of the debt payoff, CatchMark Timber Trust expensed the remaining $0.4 million in deferred financing costs related to the Term Loan Facility. The amount was recorded as interest expense.

As of September 30, 2014, no amount was outstanding under the CTT Credit Facilities.

Interest Paid

During the three months ended September 30, 2014 and 2013, CatchMark Timber Trust made interest payments of $0.3 million and $0.8 million, respectively, on its borrowings. During the nine months ended September 30, 2014 and 2013, interest payments on its borrowings totaled $1.1 million and $2.3 million, respectively. Included in the interest payments for the three months and nine months ended September 30, 2014 were unused commitment fees of $0.1 million and $0.3 million, respectively.

5.     Interest Rate Swap Agreement
During the nine months ended September 30, 2014, CatchMark Timber Trust used one interest rate swap agreement with a notional amount of $33.0 million to hedge its exposure to changing interest rates on its variable rate debt (the “Rabobank Swap”). The Rabobank Swap became effective on March 28, 2013 and was maturing on September 30, 2017. Under the terms of the Rabobank Swap, CatchMark Timber Trust pays interest at a fixed rate of 0.9075% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The Rabobank Swap qualifies for hedge accounting treatment.

During the nine months ended September 30, 2014, CatchMark Timber Trust recognized a change in fair value of the Rabobank Swap of approximately $0.3 million as other comprehensive income. There was no hedge ineffectiveness on the Rabobank Swap required to be recognized in current earnings. Net payments of approximately $0.1 million made under the Rabobank Swap by CatchMark Timber Trust during the nine months ended September 30, 2014 was recorded as interest expense.

As a result of the payoff of its indebtedness under Amended Credit Agreement (see Note 4 - Notes Payable and Line of Credit), on July 18, 2014, CatchMark Timber Trust terminated the RaboBank Swap and received a payment of approximately $0.2 million from Rabobank, which was recorded as interest income in the accompanying consolidated statements of operations.

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

In connection with the acquisition of the Waycross-Panola properties, CatchMark Timber Trust assumed a timber supply agreement which allows a third-party mill to harvest and purchase timber located on the Waycross properties (the "Waycross Supply Agreement"). The Waycross Supply Agreement established a minimum and maximum purchase amounts of pine pulpwood and is subject to quarterly price adjustments based on a index published by Timber Mart-South. The Waycross Supply Agreement is effective from January 1, 2011 through December 31, 2020, subject to early termination provisions.

FRC Timberland Operating Agreement

CatchMark Timber Trust is party to certain timberland operating agreements with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland operating agreements, FRC manages and operates all of CatchMark Timber Trust's timberlands and related timber operations in Georgia, Alabama, and Texas, including ensuring compliance with the timber supply agreements. In consideration for rendering the services described in the timberland operating agreements, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The timberland operating agreements, as amended, are effective through March 31, 2017, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

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

7.    Stockholders' Equity

Recapitalization

On October 24, 2013, CatchMark Timber Trust effectuated a ten-to-one reverse stock split of its then-outstanding common stock (the “Reverse Stock Split”). Immediately following the Reverse Stock Split, CatchMark Timber Trust re-designated all of its then-authorized common stock as "Class A Common Stock". A stock dividend was declared and paid on October 25, 2013 (the “Stock Dividend” and, together with the Reverse Stock Split, the “Recapitalization”) pursuant to which each share of common stock outstanding as of October 24, 2013, following the Reverse Stock Split, received one share of Class B-1 common stock; plus one share of Class B-2 common stock; plus one share of Class B-3 common stock. Any fractional shares of Class A common stock outstanding after the reverse stock split also received an equivalent fractional share of Class B-1, Class B-2 and Class B-3 common stock, which was then immediately converted into Class A common stock. All common stock share and per share data included in these consolidated financial statements give retroactive effect to the Recapitalization. CatchMark Timber Trust refers to Class B-1 common stock, Class B-2 common stock, and Class B-3 common stock collectively as “Class B common stock,” and Class A and Class B common stock collectively as “common stock.”

The combined effect of the ten-to-one reverse stock split and the stock dividend is equivalent to a 2.5-to-one reverse stock split. The Recapitalization decreased the total number of outstanding shares of CatchMark Timber Trust's common stock, but did not change the number of shares of common stock that are authorized for issuance under its charter. The

Recapitalization was effected on a pro rata basis with respect to all stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of CatchMark Timber Trust's outstanding shares.

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

The board of directors has the authority to accelerate the conversion of the Class B-2 shares and the Class B-3 shares to dates not earlier than nine months and twelve months, respectively, following the listing with the consent of the underwriter of its initial listed public offering. On the 18-month anniversary of the listing, all shares of the Class B common stock will have converted into the Class A common stock.

On June 12, 2014, all 3,164,476 shares of CatchMark Timber Trust's Class B-1 common stock converted to its Class A common stock.

Listing and Initial Listed Public Offering

On September 23, 2013, CatchMark Timber Trust filed a Registration Statement on Form S-11 with the SEC for a public offering of up to $172.5 million of its Class A common stock, which was declared effective by the SEC on December 11, 2013. On December 12, 2013, CatchMark Timber Trust listed its Class A common stock on the New York Stock Exchange (the "NYSE") under the ticker symbol "CTT" (the "Initial Listed Public Offering"). CatchMark Timber Trust completed the Initial Listed Public Offering on December 17, 2013, issuing 10.5 million shares of its Class A common stock and received gross proceeds of $142.1 million. After deducting underwriter discounts and commissions of $9.9 million and direct issuance costs of $1.6 million, $80.2 million of the net proceeds were used to repay the outstanding balance under its existing term loan, and $49.0 million were used to redeem all of CatchMark Timber Trust's outstanding preferred shares and to pay the accrued but unpaid dividends.

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

Follow-on Listed Public Offering

On June 20, 2014, CatchMark Timber Trust filed a Registration Statement on Form S-3 with the SEC for future public offerings of up to $600.0 million in an undefined combination of common stock, preferred stock, debt securities, depositary shares, or warrants. The Form S-3 was declared effective by the SEC on July 2, 2014.

On July 11, 2014, CatchMark Timber Trust entered into an underwriting agreement with Raymond James & Associates, Inc., as representative of the underwriters named therein (collectively, the "Underwriters"), pursuant to which CatchMark Timber Trust agreed to issue and sell to the Underwriters 12.5 million shares of its Class A common stock and also agreed to issue and sell to the Underwriters, at the option of the Underwriters, an aggregate of up to approximately 1.9 million additional shares of Class A common stock. The shares were priced at $11.75 per share (the "Follow-on Listed Public Offering").

On July 16, 2014 and July 23, 2014 respectively, CTT issued 12.5 million and approximately 1.9 million shares, respectively, for $11.75 per share, in the Follow-on Listed Public Offering. After deducting $7.0 million and $1.0 million in underwriter discounts and commissions, respectively, CatchMark Timber Trust received net proceeds of $139.9 million and $21.0 million, before issuance costs, respectively. CatchMark Timber Trust used $118.5 million of the net proceeds to pay off the Term Loan Facility and Multi-Draw Term Facility.

During the nine months ended September 30, 2014, CatchMark Timber Trust included $10.0 million of issuance costs in stockholders' equity which partially offset the proceeds from the Initial Listed Public Offering and the Follow-on Listen Public Offering.

Stock-based Compensation

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

On February 10, 2014, the board of directors approved an amended and restated independent directors' compensation plan (the "Independent Directors Plan"). The Independent Directors Plan is operated as a sub-plan of the LTIP and became effective as of January 1, 2014.

Pursuant to the Independent Directors Plan, on March 18, 2014, CatchMark Timber Trust granted 2,175 shares of restricted stock having a value of $30,000 on the grant date to each of its five independent directors as the directors' annual equity award. These restricted shares vest in thirds on each of the first three anniversaries of the grant, subject to the independent director’s continued service on the board on each such date, or on the earlier occurrence of a change in control of the company or the independent director’s death, disability, or termination with cause. As of September 30, 2014, CatchMark Timber Trust had granted 20,475 shares of restricted stock to its current and former independent directors, 4,733 shares of which had vested and 1,467 shares of which were forfeited due to the resignations of two former independent directors.

One of the independent directors has elected to receive a portion of his compensation in CatchMark Timber Trust's common stock in lieu of cash. For the three months and nine months ended September 30, 2014, CatchMark Timber Trust granted 589 and 1,973 shares, respectively, to the independent director pursuant to this election.

8.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2014 and 2013, respectively:

	2014	2013
Dividends accrued on preferred stock	$—	$279,073
Forfeiture of restricted stock award	$—	$205
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$268,368	$1,126,174
Other liabilities assumed upon acquisition of timberland	$—	$125,163
Write-off of fully amortized deferred financing costs	$394,797	$—

9.	Related-Party Transactions and Agreements

From its inception to October 24, 2013, CatchMark Timber Trust operated as an externally advised REIT pursuant to an advisory agreement under which Wells Timberland Management Organization, LLC (“Wells TIMO”), a subsidiary of Wells Real Estate Funds, Inc. (“Wells REF”), performed certain key functions on behalf of CatchMark Timber Trust, including, among others, managing the day-to-day operations, investing capital proceeds and arranging financing. On

October 25, 2013, CatchMark Timber Trust became a self-managed company by terminating the advisory agreement and hiring its own employees. Contemporaneous with this transaction, CatchMark Timber Trust entered into a series of service agreements and a sublease agreement with Wells REF and Wells TIMO (together with their respective affiliates, “Wells”). All of the agreements between CatchMark Timber Trust and Wells terminated on or before June 30, 2014. The following are descriptions of the agreements in place during the nine months ended September 30, 2014 and 2013.

Advisory Agreement with Wells TIMO

Prior to its transition to self-management on October 25, 2013, CatchMark Timber Trust was externally advised by Wells TIMO pursuant to an advisory agreement (the "Advisory Agreement"), where Wells TIMO performed certain key functions on behalf of CatchMark Timber Trust, including, among others, management of day-to-day operations and investment of capital proceeds. The advisory agreement terminated on October 25, 2013.

During the three months and nine months ended September 30, 2013, CatchMark Timber Trust incurred approximately $0.9 million and $3.3 million of advisory fees and expense reimbursements payable to Wells TIMO, respectively, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

Master Self-Management Transition Agreement and Termination of Advisory Agreement

On September 18, 2013, CatchMark Timber Trust, CatchMark Timber OP, Wells REF and Wells TIMO entered into the Master Self-Management Transition Agreement (the "Master Agreement"), which sets forth the framework for CatchMark Timber Trust’s separation from Wells and its transition to self-management. On October 24, 2013, the parties entered into the Amendment to the Master Agreement and terminated the Advisory Agreement effective October 25, 2013.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, CatchMark Timber Trust incurred the following related-party costs for the three months and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Advisor fees and expense reimbursements	$—	$930,000	$—	$3,311,608
Disposition fees	—	12,909	—	39,096
Consulting fees	—	—	137,250	—
Office rent	—	—	17,883	—
Total	$—	$942,909	$155,133	$3,350,704

All the related-party costs were included in general and administrative expenses in the accompanying consolidated statements of operations.

10.	Subsequent Events

Acquisitions of Timberlands
On October 2, 2014, CatchMark Timber Trust completed its purchase of 17,913 acres of timberland located in Southern Georgia and Northern Florida (the "Satilla River Timberlands") for a total purchase price of $34.4 million, exclusive of closing costs (the "Satilla River Acquisition"). This property acquisition was funded with cash on hand.

Also on October 2, 2014, CatchMark Timber Trust completed its purchase of 37,663 acres of timberland located primarily in Middle Georgia (the "Oglethorpe Timberlands") for a total purchase price of $76.3 million, exclusive of closing costs (the "Oglethorpe Acquisition"). This property acquisition was funded with debt borrowing (see below).

Subsequently on October 30, 2014, CatchMark Timber Trust completed its purchase of approximately 21,300 acres of timberland located in Louisiana (the "Beauregard Timberlands") for a total purchase price of $38.5 million, exclusive of closing costs (the "Beauregard Acquisition"). This property acquisition was funded with debt borrowing (see below).

Debt Borrowings

On October 1, 2014, CatchMark Timber Trust borrowed $77.3 million under its Multi-Draw Term Facility to fund the Oglethorpe Acquisition.

On October 28, 2014, CatchMark Timber trust borrowed $39.0 million under its Multi-Draw Term Facility to fund the Beauregard Acquisition.

Timberland Sales

On November 5, 2014, CatchMark Timber Trust closed on a land sale of approximately 2,900 acres of land holdings in Georgia from Timberlands II, LLC for $9.0 million, exclusive of closing costs. The buyer had exercised a previously existing purchase option on the property.

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
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. As of September 30, 2014, we owned interests in approximately 320,200 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities, consisting of 74% pine stands and 26% hardwood stands. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of higher-and-better use ("HBU") timberland. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. A substantial portion of our timber sales are derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. For the nine months ended September 30, 2014, approximately 34% of our net timber sales revenue was derived from the Mahrt Timber Agreements. See Note 6 – Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

During the nine months ended September 30, 2014, we acquired several timberland properties in Georgia and Texas totaling approximately 44,500 acres, for $86.1 million before transaction costs. The acquisition of Waycross-Panola properties, the largest acquisition year-to-date, added approximately 36,300 acres and approximately 1.4 million tons of merchantable timber to our inventory and increased the share of higher value chip-n-saw and sawtimber in our product mix. Comprising 81% pine plantations by acreage and 58% sawtimber by tons, the Waycross-Panola properties are expected to add approximately 0.2 million tons to our annual harvest volumes over the next decade. In connection with the acquisition of the Waycross-Panola properties, we assumed a pulpwood supply agreement which allows a third-party mill to harvest and purchase timber located on the Waycross property and 39 recreational leases, nine related to the Waycross property and 30 related to the Panola property. Please refer to Note 6 – Commitments and Contingencies to our accompanying consolidated financial statements for additional detail on the Waycross Supply Agreement. For the nine months ended September 30, 2014, approximately 2% of our net timber sales revenue was derived from the Waycross Supply Agreement. As of September 30, 2014, 38 of the 39 recreational leases have been renewed for the lease year from July 1, 2014 to June 30, 2015. These leases cover approximately 33,800 acres and will provide approximately $0.2 million in revenue annually.

As of September 30, 2014, our timber inventory consisted of approximately 11.0 million tons of merchantable timber inventory, including approximately 6.2 million tons of pulpwood, 2.7 million tons of chip-n-saw, and 2.1 million tons of sawtimber, before adding current year growth which should approximate current year harvest volumes (see Results of Operations for information on current year harvest volume).

The focus of our business is to invest in timberlands and to actively manage our assets to provide current income and attractive long-term returns to our stockholders. Our immediate emphasis is to grow through accretive acquisitions. We continue to build our pipeline of potential acquisitions focused in the U.S. South, where we see the best value opportunities, and the increase in our available credit capacity (see discussions within Liquidity and Capital Resources)

should facilitate closing on additional transactions expeditiously. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to further grow and diversify our portfolio of timber assets.

Liquidity and Capital Resources

Equity Capital

On December 12, 2013, we listed our Class A common stock on the NYSE under the symbol "CTT". We completed the Initial Listed Public Offering on December 17, 2013, issuing 10.5 million shares of our class A common stock and received gross proceeds of $142.1 million. After deducting underwriter discounts and commissions of $9.9 million and direct offering costs of $1.6 million, $80.2 million of the net proceeds were used to repay our outstanding debt balance, and $49.0 million were used to redeem all of the outstanding shares of our preferred stock and to pay the accrued but unpaid dividends.

On January 9, 2014, the underwriters for the Initial Listed Public Offering exercised their overallotment option to purchase approximately 1.6 million shares of our Class A common stock in full. After deducting $1.5 million of underwriter discounts and commissions, we received net proceeds of $19.8 million, $18.2 million of which was used to pay down the outstanding debt.

On June 20, 2014, we filed a Registration Statement on Form S-3 with the SEC for future public offerings of up to $600.0 million in an undefined combination of common stock, preferred stock, debt securities, depositary shares, or warrants. The Form S-3 was declared effective by the SEC on July 2, 2014.

On July 16, 2014, we completed the Follow-on Listed Public Offering, issuing 12.5 million shares at $11.75 per share. After deducting underwriter discounts and commissions of $7.0 million, we received net proceeds of $139.9 million. $118.5 million of the net proceeds was used to pay off the Term Loan Facility and Multi-Draw Term Facility.

On July 23, 2014, the underwriters for the Follow-on Listed Public Offering exercised their overallotment option to purchase approximately 1.9 million shares of our Class A common stock in full. After deducting underwriter discounts and commissions of $1.0 million, we received net proceeds of $21.0 million.

Debt Capital

On December 19, 2013, we entered into the Amended CoBank Agreement, which amended and restated the existing CoBank loan agreement in its entirety. The Amended CoBank Agreement provided for borrowing under credit facilities consisting of:

•	a $15.0 million Revolving Credit Facility;

•	a $150.0 million Multi-Draw Term Facility; and

•	the remaining amount outstanding under the CoBank term loan, which was $52.2 million.

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

The Multi-Draw Term Facility may be drawn upon up to five times during the period beginning on December 19, 2013 through December 19, 2016 and may be used to finance domestic timber acquisitions and associated expenses. Amounts repaid under the Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The Multi-Draw Term Facility bears interest at an adjustable rate equal to a base rate plus between 0.75% and 2.00% or a LIBOR rate plus between 1.75% and 3.00%, in each case depending on the LTV Ratio, and will terminate and all amounts under the Multi-Draw Term Facility will be due and payable on December 19, 2020. The Multi-Draw Term Facility is interest only until the maturity date; however, beginning on December 31, 2016, if the LTV Ratio is equal to or in excess of 35%, then principal payments will be required to be made at a per annum rate of 7.5% of the principal amount outstanding under the Multi-Draw Term Facility.
The Term Loan Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on the LTV Ratio, and will terminate and all amounts under the Term Loan Facility will be due and payable on December 19, 2018.
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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2014 was $12.7 million, a $10.3 million increase from the nine months ended September 30, 2013, primarily driven by an increase of $7.6 million in net cash receipts from timber sales and a $2.1 million net decrease in selling, general, and administrative expenses as result of lower legal fees and advisory fees as a result of our transition to self-management.

For the nine months ended September 30, 2014, we used $91.3 million to acquire timberland properties, including transaction costs and $4.7 million deposited into escrow accounts for pending acquisitions. We also used $0.1 million in purchasing fixed assets and $0.6 million in reforestation and building roads.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $116.6 million and represented proceeds from the Follow-on Listed Public Offering, the exercise of the overallotment option of the Initial Listed Public Offering, and borrowings under the Multi-Draw Term Facility, offset by debt repayments, dividends payment to our common stockholders, and stock issuance costs for our listed public offerings.

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

We were in compliance with the financial covenants of the Amended Credit Agreement as of September 30, 2014.

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

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of September 30, 2014, we had no debt outstanding. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of September 30, 2014, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations (1)	$—	$—	$—	$—	$—
Estimated interest on debt obligations (1)	—	—	—	—	—
Operating lease obligations (2)	4,933,129	89,295	1,351,855	1,324,342	2,167,637
Other liabilities (3)	749,773	4,761	237,078	200,371	307,563
Total	$5,682,902	$94,056	$1,588,933	$1,524,713	$2,475,200

(1)	No amount was outstanding under the CTT Credit Facilities as of September 30, 2014.

(2)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(3)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

As discussed within Subsequent Events, on October 1, 2014 and October 28, 2014, we borrowed $77.3 million and $39.0 million, respectively, under the Multi-Draw Term Facility to fund timberland acquisitions and associated expenses. Therefore, we expect to incur debt and interest payment obligations associated with debt borrowings.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months and nine months ended September 30, 2014 and 2013 are shown in the following tables:

	Three Months Ended September 30,		Change
	2014	2013	%
Timber sales volume (tons)
Pulpwood	258,001	183,231	41%
Sawtimber (1)	138,446	61,569	125%
	396,447	244,800	62%
Net timber sales price (per ton)(2)
Pulpwood	$13	$11	20%
Sawtimber	$25	$20	26%

Timberland sales
Gross sales	$485,630	$645,436
Sales volumes (acres)	206	290
Sales price (per acre)	$2,357	$2,226

	Nine Months Ended September 30,		Change
	2014	2013	%
Timber sales volume (tons)
Pulpwood	671,541	498,108	35%
Sawtimber (1)	349,234	203,573	72%
	1,020,775	701,681	45%
Net timber sales price (per ton)(2)
Pulpwood	$13	$11	18%
Sawtimber	$24	$20	20%

Timberland sales
Gross sales	$1,575,419	$2,498,757
Sales volumes (acres)	782	1,167
Sales price (per acre)	$2,015	$2,141
(1)    Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2014 and 2013.

Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013

Revenues. Revenues increased to $12.7 million for the three months ended September 30, 2014 from $7.9 million for the three months ended September 30, 2013 due to an increase in timber sales revenue of $5.0 million, offset by a decrease in timberland sales revenue of $0.2 million. Gross timber sales revenue increased by approximately 77%: approximately 37% of which came from revenue generated from the newly acquired properties, approximately 34% of which driven by increased harvest volume on the Mahrt Timberland resulting from our revised business strategy and approximately 6% of which was due to an increase in realized pricing on the Mahrt Timberland as a result of increases in demand. Timberland sales revenue decreased due to selling fewer acres in 2014. Details of timber sales by product for the three months ended September 30, 2014 and 2013 are shown in the following table:

	Three Months Ended September 30, 2013	Changes attributable to:		Three Months Ended September 30, 2014
		Price	Volume
Timber sales(1)
Pulpwood	$4,363,395	$203,158	$2,262,926	$6,829,479
Sawtimber (2)	2,064,259	187,509	2,310,769	4,562,537
	$6,427,654	$390,667	$4,573,695	$11,392,016

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to $4.5 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013 as a result of an approximately 46% increase in delivered sales volume. Delivered sales as a percentage of our total harvest volume decreased from approximately 86% for the three months ended September 30, 2013 to approximately 73% for the three months ended September 30, 2014. Depletion expense increased by approximately one and a half times to $4.9 million for the three months ended September 30, 2014 from $1.9 million for the three months ended September 30, 2013 primarily due to an approximately 62% increase in harvest volume and a significantly higher blended depletion rate. Our blended depletion rate was higher for the three months ended September 30, 2014, primarily because approximately 28% of our harvest came from newly acquired properties, which are depleting at a higher rate than our long-term fee timberlands. Cost of timberland sales decreased due to selling fewer acres.

Forestry management expenses increased to $0.9 million for the three months ended September 30, 2014 from $0.6 million for the three months ended September 30, 2013. The increase is primarily due to incurring compensation costs related to our forest management staff, as a result of our transition to self-management, as well as incremental management fees to FRC as a result of additional acres under management from recent timberland acquisitions.

General and administrative expenses decreased $1.1 million for the three months ended September 30, 2014 from the three months ended September 30, 2013. The termination of the Advisory Agreement (see Related Parties) eliminated advisory fees and expense reimbursements, which contributed to a $0.9 million decrease in general and administrative expenses. Our legal costs decreased by $0.7 million for the three months ended September 30, 2014 from the three months ended September 30, 2013, primarily due to costs incurred in the prior year in preparation for the Initial Listed Public Offering. The decreases were partially offset by increases in costs and expenses incurred as a self-managed company and a listed public company.

Interest income. Interest income increased to $0.2 million for the three months ended September 30, 2014 due to receiving counter-party payment upon termination of our interest rate swap agreement.

Interest expense. Interest expense decreased to $0.7 million for the three months ended September 30, 2014 from $0.9 million for the three months ended September 30, 2013 primarily due to more favorable interest rates and a lower average debt balance through the period, offset by incurring commitment fees to the lenders and writing off $0.4 million in deferred financing costs as a result of the payoff of our indebtedness under the CTT Credit Facilities.

Net loss. Our net loss decreased to $0.8 million for the three months ended September 30, 2014 from $2.5 million for the three months ended September 30, 2013 as a result of a $1.3 million decrease in our operating loss, a $0.2 million increase in interest income, and a $0.3 million decrease in our interest expense. We incurred an operating loss of $0.3 million for the three months ended September 30, 2014, which is a decrease of $1.3 million over our operating loss for the three months ended September 30, 2013, primarily due to a $0.7 million increase in timber sales revenue net of contract logging and hauling costs and depletion expense. We sustained a net loss for the three months ended September 30, 2014 primarily as a result of incurring interest expense of $0.7 million. Our net loss per share available to common stockholders for the three months ended September 30, 2014 and 2013 was $0.02 and $0.21, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013

Revenues. Revenues increased to $33.4 million for the nine months ended September 30, 2014 from $24.5 million for the nine months ended September 30, 2013 primarily due to an increase in timber sales revenue of $9.8 million, offset by a decrease in timberland sales revenue of $0.9 million. Gross timber sales revenue increased by approximately 49%: approximately 21% of which came from revenue generated from the newly acquired properties, approximately 22% driven by increased harvest volume on the Mahrt Timberland resulting from our revised business strategy and approximately 6% of which was due to an increase in realized pricing on the Mahrt Timberland resulting from increases in demand. Timberland sales revenue decreased due to selling fewer acres in 2014. Details of timber sales by product for the nine months ended September 30, 2014 and 2013 are shown in the following table:

	Nine Months Ended September 30, 2013	Changes attributable to:		Nine Months Ended September 30, 2014
		Price	Volume
Timber sales(1)
Pulpwood	$12,786,539	$814,022	$4,151,399	$17,751,960
Sawtimber (2)	7,060,211	442,037	4,407,858	11,910,106
	$19,846,750	$1,256,059	$8,559,257	$29,662,066

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to $12.4 million for the nine months ended September 30, 2014 from $10.2 million for the nine months ended September 30, 2013 as a result of an approximately 24% increase in delivered sales volume. Delivered sales as a percentage of our total harvest volume decreased from approximately 90% for the nine months ended September 30, 2013 to approximately 78% for the nine months ended September 30, 2014. Depletion expense increased by approximately 67% to $10.4 million for the nine months ended September 30, 2014 from $6.2 million for the nine months ended September 30, 2013 due to a higher blended depletion rate and an approximately 45% increase in harvest volumes. Our blended depletion rate was higher in 2014 primarily because approximately 18% of our harvest came from our acquired timberlands, which are depleting at higher rates than our fee timberlands. Cost of timberland sales decreased due to selling fewer acres.

Forestry management fees increased to $2.4 million for the nine months ended September 30, 2014 from $1.7 million for the nine months ended September 30, 2013. The increase is primarily due to incurring compensation costs related to our forest management staff, as a result of our transition to self-management, and incurring an additional $0.3 million in fees to FRC due to more acres under management. Land rent expense decreased to $0.6 million for the nine months ended September 30, 2014 from $0.8 million in the nine months ended September 30, 2013 primarily due to expiration of leases.

General and administrative expenses decreased by $2.1 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The termination of the Advisory Agreement (see Related Parties) eliminated advisory fees and expense reimbursements, which contributed to a $3.3 million decrease in general and administrative expenses. Legal fees for the nine months ended September 30, 2014 were $1.1 million lower primarily due to costs incurred in the prior year in preparation for the Initial Listed Public Offering. Additionally, we incurred $0.2 million of legal fees in the first quarter of 2014 related to the insurance recovery claim we filed in February 2014 under our director and officer insurance policy for costs and expenses incurred in connection with an SEC investigation into Wells Investment Securities, Inc. ("WIS"), a Wells affiliate and the dealer-manager of our two completed non-listed public offerings, and us before receiving the $0.6 million reimbursement in the second quarter of 2014.

These decreases were partially offset by increases in costs and expenses incurred as a result of becoming a self-managed company and a listed public company. We also incurred $0.1 million in shareholder communication expenses in response to a tender offer for our common stock during the first quarter of 2014 and approximately $0.2 million in connection with the filing of the shelf registration and the Follow-on Listed Public Offering as described within Liquidity and Capital Resources.

Interest income. Interest income increased to $0.2 million for the nine months ended September 30, 2014 due to receiving counter-party payment upon termination of our interest rate swap agreement.

Interest expense. Interest expense decreased to $1.8 million for the nine months ended September 30, 2014 from $2.7 million for the nine months ended September 30, 2013 primarily due to more favorable interest rates and a lower average debt balance through the period, offset by incurring commitment fees to the lenders and writing off $0.4 million in deferred financing costs as a result of the payoff of our indebtedness under the CTT Credit Facilities.

Net loss. Our net loss decreased to $1.5 million for the nine months ended September 30, 2014 from $7.1 million for the nine months ended September 30, 2013 as a result of a $4.5 million increase in our operating income, a $0.2 million increase in interest income, and a $0.9 million decrease in our interest expense. We generated operating income of $0.2 million for the nine months ended September 30, 2014, which is an increase of $4.5 million over our operating loss for the nine months ended September 30, 2013, primarily due to a $3.4 million increase in timber sales revenue net of contract logging and hauling costs and depletion expense. We sustained a net loss for the nine months ended September 30, 2014 primarily as a result of incurring interest expense of $1.8 million. Our net loss per share available to common stockholders for the nine months ended September 30, 2014 and 2013 was $0.05 and $0.58, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended September 30, 2014, Adjusted EBITDA was $5.2 million, an approximately $4.4 million increase from the three months ended September 30, 2013, primarily due to a $3.6 million increase in net timber sales, a $1.1 million decrease in general and administrative expenses, and a $0.2 million increase in interest income resulting from the cancellation of the interest rate swap, offset by a $0.2 million decrease in net revenue from timberland sales and a $0.3 million increase in forestry management expenses.

For the nine months ended September 30, 2014, Adjusted EBITDA was approximately $12.1 million, an approximately $8.5 million increase from the nine months ended September 30, 2013, primarily due to a $7.6 million increase in net timber sales, a $2.1 million decrease in general and administrative expenses, and a $0.2 million increase in interest income resulting from the cancellation of the interest rate swap, offset by a $0.9 million decrease in net revenue from timberland sales and a $0.6 million increase in forestry management expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(763,098)	$(2,527,903)	$(1,500,557)	$(7,078,560)
Add:
Depletion	4,856,898	1,941,548	10,389,952	6,234,805
Basis of timberland sold	298,298	355,900	1,042,623	1,569,543
Amortization (1)	428,824	80,728	654,496	318,990
Stock-based compensation expense	105,262	36,667	284,536	36,667
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	—	—	—	(128,934)
Interest expense (1)	257,752	890,965	1,244,838	2,633,731
Adjusted EBITDA	$5,183,936	$777,905	$12,115,888	$3,586,242

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

Related-Party Transactions and Agreements

From our inception through October 24, 2013, we operated as an externally advised REIT pursuant to the Advisory Agreement under which Wells TIMO, a subsidiary of Wells REF, performed certain key functions on our behalf, including, among others, the investment of our capital proceeds and management of our day-to-day operations.

On October 25, 2013, we became self-managed by terminating the Advisory Agreement. We also hired certain individuals to serve as our management team, including individuals who were previously employed by Wells REF, such as Brian M. Davis, our Senior Vice President and Chief Financial Officer. Mr. Davis also served as our Chief Financial Officer prior to our transition to self-management. Until our transition to self-management, Leo F. Wells served as our Chairman of the Board and President and Douglas P. Williams served as our Executive Vice President, Secretary and Treasurer and one of our directors. Messrs. Wells and Williams also resigned as directors of our company on December 11, 2013, the effective date of the registration statement for the Initial Listed Public Offering . They continue to serve as officers and directors of other affiliates of Wells REF, which is owned by Mr. Wells.

We entered into the Master Agreement with Wells REF and Wells TIMO, which provided the framework for our separation from Wells REF and its affiliates and our transition to self-management. On October 24, 2013, we, our operating partnership, Wells REF and Wells TIMO agreed to amend the Master Agreement to advance the date of our self-management transition to October 25, 2013. As a result, we and our operating partnership entered into two agreements with these entities to provide services to us on a temporary and non-exclusive basis. These agreements included a transition services agreement that terminated on June 30, 2014 and a month-to-month office sublease for our corporate headquarters for up to five months. Pursuant to the transition services agreement, we were obligated to pay Wells REF a consulting fee equal to $22,875 per month, and Wells REF received a prorated amount equal to $4,428 for the period from October 25, 2013 through October 31, 2013. We also reimbursed Wells REF for expenses it incurred in connection with the services provided, excluding its administrative services expenses such as personnel and overhead costs. From October 2013 to March 2014, our operating partnership subleased approximated 5,723 square feet of office space from Wells REF. The office sublease provided for monthly base rent of $5,961, which was not payable for the months of October, November and December 2013, plus additional costs for various space-related services. The sublease expired on March 31, 2014.

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

Regulatory Matters

In February 2013, the SEC started a non-public, formal, fact finding investigation regarding WIS, a Wells affiliate and former dealer-manager of our two completed non-listed public offerings, and us. The investigation relates to whether there have been violations of certain provisions of the federal securities laws regarding valuation, potential distributions, marketing, and suitability.

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
Subsequent Events
Acquisitions of Timberlands
On October 2, 2014, we completed the purchase of 17,913 acres of timberland located in Southern Georgia and Northern Florida (the "Satilla River Timberlands") from the Satilla River Seller for a total purchase price of $34.4 million, exclusive of closing costs (the "Satilla River Acquisition"). The Satilla River Timberlands are located in strong pine pulpwood markets with approximately one-third located off Interstates 95 and 16. Based on current estimates, the Satilla River Timberlands contain approximately 0.9 million tons of merchantable timber, comprising 67% pine plantations by acreage and 47% sawtimber by tons. The Satilla River Acquisition was funded with cash on hand.

Also on October 2, 2014, we completed the purchase of 37,663 acres of timberland located primarily in Middle Georgia (the "Oglethorpe Timberlands") from the Oglethorpe Seller for a total purchase price of $76.3 million, exclusive of closing costs (the "Oglethorpe Acquisition"). The Oglethorpe Timberlands are expected to increase our supply options and reduce haul distances to some of our current mill customers. Based on current estimates, the Oglethorpe Timberlands contain approximately 1.8 million tons of merchantable timber, comprising 77% pine plantations by acreage and 50% sawtimber by tons. The Oglethorpe Acquisition was funded with debt borrowing (see below).

Subsequently on October 30, 2014, we completed the purchase of approximately 21,300 acres of timberland located in Southwest Louisiana (the "Beauregard Timberlands") for approximately $38.5 million, exclusive of closing costs (the "Beauregard Acquisition").The Beauregard Timberlands contain approximately 0.9 million tons of merchantable timber, comprising of 76% pine plantations by acreage and 60% sawtimber by tons. The Beauregard Acquisition was funded with debt borrowing (see below).

Debt Borrowings

On October 2, 2014, we borrowed $77.3 million under our Multi-Draw Term Facility to fund the Oglethorpe Acquisition.

On October 28, 2014, we borrowed $39.0 million under our Multi-Draw Term Facility to fund the Beauregard Acquisition.

Timberland Sales

On November 5, 2014, CatchMark Timber Trust closed on a land sale of approximately 2,900 acres of land holdings in Georgia from Timberlands II, LLC for $9.0 million, exclusive of closing costs. The buyer had exercised a previously existing purchase option on the property.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into our credit agreements, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may enter into interest rate swap agreements from time to time, and may enter into interest rate caps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

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

Changes in Internal Control Over Financial Reporting

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework during our transition to the 2013 Framework by the end of 2014. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	November 13, 2014	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO THIRD QUARTER 2014 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-191322) filed on September 23, 2013)

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013)

10.1*	Purchase and Sale Agreement dated July 7, 2014 between Wildwood Timberlands, LLC, as seller, and CatchMark Timber Trust, Inc., as buyer

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.