Form 10-K
period 2014-12-31
CatchMark Timber Trust, Inc.
filed 2015-03-06
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from ______ to _______.

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2325, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $338.5 million. The aggregate market value was calculated by using the closing price of the Class A common stock as of that date on the New York Stock Exchange, which was $13.67 per share.

As of February 28, 2015: 39,514,744 shares of the registrant's Class A common stock were outstanding

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

Index to Consolidated Financial Statements

PART I

ITEM 1.BUSINESS

General

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") is a real estate company investing in timberlands that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005, commenced operations in 2007, and conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP (See Note 7 – Noncontrolling Interest of the accompanying consolidated financial statements for more information). In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation, was formed as a wholly owned subsidiary of CatchMark Timber OP on January 1, 2006. Unless otherwise noted, references to CatchMark Timber Trust, "we", "us", or "our" herein shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

We are self-administered and self-managed. From our inception through October 24, 2013, we operated as an externally advised REIT pursuant to an advisory agreement under which Wells Timberland Management Organization, LLC ("Wells TIMO"), a subsidiary of Wells Real Estate Funds, Inc. ("Wells REF"), performed certain key functions on our behalf, including, among others, the investment of capital proceeds and management of our day-to-day operations. On October 25, 2013, we terminated the advisory agreement and became self-managed. Contemporaneous with this transaction, we entered into a transition service agreement with Wells REF and its subsidiaries which ended on June 30, 2014. For additional details, please refer to Note 12 – Related-Party Transactions and Agreements of the accompanying consolidated financial statements.

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. The focus of our business is to invest in timberlands and to actively manage such assets to provide current income and attractive long-term returns to our stockholders. We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of higher-and-better use, or HBU, properties. HBU properties are timberland properties that have a higher-value use beyond growing timber, such as properties that can be sold for development, conservation, recreational or other rural purposes at prices in excess of traditional timberland values. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. For each of the three years ended December 31, 2014, 2013 and 2012, our revenues from timber sales, timberland sales, and non-timber related sources, as a percentage of our total revenue, are set forth in the table below:

	2014	2013	2012
Timber sales	75%	83%	69%
Timberland sales	20%	8%	25%
Other revenues	5%	9%	6%
Total	100%	100%	100%

As of December 31, 2014, we owned interests in approximately 393,300 acres of timberland, consisting of 364,700 acres held in fee-simple interests, or our fee timberlands, and 28,600 acres held in leasehold interests, or our leased timberlands. Please refer to Item 2 – Properties for more details on our timber and timberland properties.

Index to Consolidated Financial Statements

2014 Acquisitions of Timberlands

On April 11, 2014, we purchased 36,320 acres of timberland located in Southeast Georgia and East Texas (the "Waycross-Panola Properties") for approximately $73.7 million, exclusive of closing costs. The acquisition of Waycross-Panola Properties (the “Waycross-Panola Acquisition”) added to our inventory an estimated 1,202,000 tons of merchantable timber, comprising 81% pine plantations by acreage and 63% sawtimber by tons, and increased the share of higher value chip-n-saw and sawtimber in our product mix. In connection with the Waycross-Panola Acquisition, we assumed a pulpwood supply agreement which allows a third-party mill to harvest and purchase between 153,000 tons to 230,000 tons of pulpwood on the Waycross property over six years. The Waycross-Panola Acquisition was funded with debt.

On October 2, 2014, we completed the purchase of 17,910 acres of timberland located in Southern Georgia and Northern Florida (the “Satilla River Timberlands”) from the Satilla River seller for a total purchase price of approximately $34.3 million, exclusive of closing costs (the “Satilla River Acquisition”). The Satilla River Timberlands are located in strong pine pulpwood markets with approximately one-third located off Interstates 95 and 16. The Satilla River Timberlands contain an estimated 757,000 tons of merchantable timber, comprising 65% pine plantations by acreage and 52% sawtimber by tons. The Satilla River Acquisition was funded with cash on hand.

Also on October 2, 2014, we completed the purchase of 37,660 acres of timberland located primarily in Middle Georgia (the “Oglethorpe Timberlands”) from the Oglethorpe seller for a total purchase price of approximately $76.4 million, exclusive of closing costs (the “Oglethorpe Acquisition”). The Oglethorpe Timberlands are expected to increase our supply options and reduce haul distances to some of our current mill customers. The Oglethorpe Timberlands contain an estimated 1,691,000 tons of merchantable timber, comprising 77% pine plantations by acreage and 53% sawtimber by tons. The Oglethorpe Acquisition was funded with debt.

On October 30, 2014, we completed the purchase of 21,010 acres of timberland located in Southwest Louisiana (the “Beauregard Timberlands”) for approximately $38.0 million, exclusive of closing costs (the “Beauregard Acquisition”).The Beauregard Timberlands contain an estimated 825,000 tons of merchantable timber, comprising of 77% pine plantations by acreage and 72% sawtimber by tons. The Beauregard Acquisition was funded with debt.

Timberland Sales

Large tracts of timberland often contain areas that can provide a greater economic value if they are used for purposes other than growing trees. These areas may include lakefront and riverfront acreage, acreage in proximity to urban areas, acreage that is attractive to developers and acreage that has conservation value. We have implemented a program designed to regularly identify and sell HBU lands within our portfolio. Some of these lands, especially those that include waterfront acreage, may have restrictions and limitations on timber harvesting that otherwise make them relatively unattractive to us as timberlands. During the year ended December 31, 2014, we sold 3,761 acres of timberland, representing approximately 1.1% of our fee timberland acreage (measured based on average monthly fee timberland acreage in 2014).
Recreational Leases

We lease certain access rights to portions of our timberlands to individuals for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. As of December 31, 2014, approximately 372,200 acres, or 95%, of our timberland available for hunting and recreational uses had been leased to tenants under operating leases that expire between March and June 2015.

Recapitalization

In October 2013, we amended our charter to effectuate a recapitalization of our common stock (the "Recapitalization") including (1) a ten-to-one reverse stock split of the then-outstanding common stock, which was re-designated as Class A Common Stock; and (2) the issuance of one share of each of Class B-1, B-2, and B-3 (collectively, the "Class B Common Stock") for each share of Class A Common Stock. The combined effect was equivalent to a 2.5-to-one reverse

Index to Consolidated Financial Statements

split and decreased the total number of our common stock outstanding. Since the Recapitalization was effected on a pro rata basis with respect to all stockholders, it did not affect any stockholder’s proportionate ownership of our outstanding shares.

All outstanding shares of Class B Common Stock have converted into shares of Class A Common Stock. The Class B Common Stock was identical to the Class A Common Stock except that the Class B Common Stock was not listed on a national securities exchange. The shares of Class B Common Stock converted into shares of Class A Common Stock on the following schedule: (1) June 12, 2014, in the case of the Class B-1 common stock, (2) December 12, 2014, in the case of the Class B-2 common stock, and (3) February 27, 2015, in the case of the Class B-3 common stock. Our Class B-3 Common Stock was originally scheduled to convert into Class A Common Stock on June 12, 2015, however, on February 18, 2015, with consent of Raymond James, who served as an underwriter for our initial listed offering as described below, our board of directors approved the acceleration of our Class B-3 common stock into Class A common stock to February 27, 2015.

Listing on the NYSE and Initial Listed Public Offering

On September 23, 2013, we filed a Registration Statement on Form S-11 with the SEC for a public offering of up to $172.5 million of our Class A common stock. On December 12, 2013, our Class A common stock listed on the New York Stock Exchange (the “NYSE”) under the symbol "CTT" (the "Initial Listed Public Offering"). We completed our Initial Listed Public Offering on December 17, 2013, receiving gross proceeds of $142.1 million from issuing approximately 10.5 million shares of our Class A Common Stock. After deducting $9.9 million of underwriting discounts and commissions and $1.6 million of direct offering costs, approximately $80.2 million of the net proceeds were used to pay down our outstanding debt and $49.0 million was used to redeem the outstanding shares of our preferred stock and the accrued but unpaid dividend held by Wells REF.

On January 9, 2014, the underwriters for the Initial Listed Public Offering exercised their overallotment option to purchase approximately 1.6 million shares of our Class A common stock in full. After deducting $1.5 million of underwriting discounts and commissions, we received net proceeds of $19.8 million, $18.2 million of which was used to pay down our outstanding debt.

Follow-on Listed Public Offering

On June 20, 2014, we filed a Registration Statement on Form S-3 with the SEC for future public offerings of up to $600 million in an undefined combination of common stock, preferred stock, debt securities, depositary shares, or warrants. The Form S-3 was declared effective by the SEC on July 2, 2014.

On July 16, 2014, we completed a follow-on listed offering (the "Follow-on Listed Public Offering"), receiving gross proceeds of approximately $146.9 million from issuing 12.5 million shares of the Class A common stock. After deducting underwriting discounts and commissions of $7.0 million, we received net proceeds of $139.9 million, $118.5 million of which was used to pay off our outstanding debt.

On July 23, 2014, the underwriters for the Follow-on Listed Public Offering exercised their overallotment option to purchase approximately 1.9 million shares of our Class A common stock in full. After deducting underwriting discounts and commissions of $1.0 million, we received net proceeds of $21.0 million, which was added to our working capital reserve and used to fund timberland acquisitions.

Our Business and Growth Strategies

Our objective is to produce long-term cash flow and value growth from carefully managing our existing portfolio, participating in current timber product price recovery, and undertaking land acquisitions through the ongoing implementation of the following business and growth strategies:

Index to Consolidated Financial Statements

Actively Manage Our Timberlands for Long-Term Results. We actively manage our timberlands to maximize long-term returns to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship. Further, we expect to continue making investments in forest technology, including improved seedlings, in order to increase the sustainable yield of our timberlands over the long-term.

Maximize Profitability on Timber Sales. We actively manage our log merchandising efforts and stumpage sales with the goal of achieving the highest available price for our timber products. We compete with other timberland owners on the basis of the quality of our logs, the prices of our logs, our reputation as a reliable supplier and our ability to meet customer specifications. We will continue to work diligently and proactively with our third-party contractors to ensure that we optimize our logging, hauling, sorting, and merchandising operations to extract the maximum profitability from each of our logs based on the foregoing considerations.

Pursue Attractive Timberland Acquisitions. We will continue to selectively pursue timberland acquisition opportunities. Due to the expected liquidation of the ownership positions of a number of timberland investment management organizations over the next several years, we expect there will be a robust supply of attractive timberlands available for sale. Generally, we expect to focus our acquisition efforts in the most commercially desirable timber-producing regions of the U.S. South and U.S. Pacific Northwest, although we may also pursue opportunistic acquisitions outside of these regions. Further, we expect to focus our acquisition efforts on properties that can be strategic to our cash available for distribution. We may also enter into additional fiber supply agreements with respect to acquired properties in order to ensure a steady source of demand for our incremental timber production.

Opportunistically Sell HBU Lands. We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. We intend to capitalize on the value of our timberland portfolio by opportunistically monetizing HBU timberlands. The close proximity of our existing timberlands to several major population centers (including Houston, Texas; Columbus, Georgia; Atlanta, Georgia; Montgomery, Alabama; Jacksonville, Florida; and Tallahassee, Florida) provides us with opportunities to periodically sell parcels of our land at favorable valuations. We generally expect to monetize 1% to 2% of our fee timberland acreage on an annual basis pursuant to our land sales program, although such results may vary. We may also decide to pursue various land entitlements on certain properties in order to realize higher long-term values on such properties.

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

Mahrt Timber Agreements

We are party to a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The master stumpage agreement provides that we will sell specified amounts of timber and make available certain portions of the Mahrt timberland to CatchMark TRS for harvesting. The fiber supply agreement provides that MeadWestvaco will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term supply of wood fiber products for MeadWestvaco, or its successor, in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer

Index to Consolidated Financial Statements

for the wood products from the Mahrt timberland. For the years ended December 31, 2014, 2013, and 2012, approximately 34%, 60%, and 54%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. For 2015, we are required to make available for purchase by MeadWestvaco, and MeadWestvaco is required to purchase, a minimum of approximately 0.5 million tons of timber at fiber supply agreement pricing. The loss of MeadWestvaco, or its successor, as a customer would have a material adverse effect on our business.

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

Seasonality

We typically experience seasonally lower harvest activity during the winter and early spring due to weather conditions, as rains limit operations.

Environmental Matters

See Item 1A — Risk Factors, Risk Related to Our Business and Operations for discussions of environmental matters that impact our business.

Employees

As of December 31, 2014, we had 13 employees.

Regulatory Matters

In February 2013, we received a formal subpoena for documents and information from the SEC in connection with the SEC’s non-public, formal, fact finding investigation regarding Wells Investment Securities, Inc., or WIS, the former dealer-manager for our previous non-listed public offerings, and our company. According to the SEC, the investigation relates to whether there have been violations of certain provisions of the federal securities laws regarding valuation, potential distributions, marketing and suitability. We have fully cooperated with the SEC and completed our production of documents and information in response to the subpoena in April 2014.

We have not been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has violated any laws or regulations or that the SEC has a negative opinion of any person, entity or security. We cannot reasonably estimate the timing of the

Index to Consolidated Financial Statements

conclusion of the investigation, nor can we predict whether or not the SEC will take any action against us as a result of the investigation and, if they do, what the ultimate outcome will be.

Access to SEC Filings and Other Information

We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Readers may read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. In addition, access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge from our website at www.catchmark.com, or through a link to the www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. Information on, or accessible through, our website is not part of, and is not incorporated into, this report.

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

Index to Consolidated Financial Statements

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

We entered into the Mahrt Timber Agreements with MeadWestvaco in connection with the acquisition of Mahrt timberland. The Mahrt Timber Agreements provide that we will sell (through CatchMark TRS) specified amounts of timber to MeadWestvaco, subject to market pricing adjustments and certain early termination rights of the parties. The Mahrt Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for MeadWestvaco, or its successor, in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from our timberlands. Our financial performance is substantially dependent on the economic performance of MeadWestvaco, or its successor, as a consumer of our wood products. Approximately 34% of our net timber sales revenue for 2014 was derived from the Mahrt Timber Agreements, which significantly exceeded the minimum amount of timber that MeadWestvaco was required to purchase pursuant to the Mahrt Timber Agreements. If MeadWestvaco, or its successor, does not continue to purchase significantly more than the minimum amount of timber it is required to purchase from us, or if MeadWestvaco becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.

In addition, in the event of a force majeure impacting MeadWestvaco, or its successor, which is defined by the Mahrt Timber Agreements to include, among other things, lightning, fires, storms, floods, infestation, other acts of God or nature, power failures and labor strikes or lockouts by employees, the amount of timber that MeadWestvaco is required to purchase in the calendar year would be reduced pro rata based on the period during which the force majeure was in effect and continuing. If the force majeure is in effect and continuing for 15 days or more, MeadWestvaco, or its successor, would not be required to purchase the timber that was not purchased during the force majeure period. If the force majeure is in effect and continuing for fewer than 15 days, MeadWestvaco, or its successor, would have up to 180 days after the termination of the force majeure period to purchase the timber that was not purchased during the force majeure period. As a result, the occurrence of a force majeure under the terms of the Mahrt Timber Agreements could adversely impact our business and financial condition.

We have completed six significant timberland property acquisitions and may be unsuccessful in executing our investment strategy.

We have completed six significant acquisitions of timberland properties and we intend to pursue investments in strategic timberlands when market conditions warrant. Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. As with any investment, our future

Index to Consolidated Financial Statements

acquisitions, if any, may not perform in accordance with our expectations. In addition, we anticipate financing these acquisitions through proceeds from equity or debt offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations, could adversely affect our results of operations.

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

Our total assets as of December 31, 2014 were $568.3 million and our revenues for the year ended December 31, 2014 were $54.3 million. Because our company is smaller than many other publicly-traded REITs, our operating expenses are, and we expect will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our operating expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available to distribute to our stockholders.

Economic conditions in the geographic regions from which we derive a significant portion of our revenue could negatively affect our business, financial condition and results of operations.

Our business is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. The concentration of our business in certain geographic regions exacerbates this risk. Although U.S. macroeconomic conditions have shown signs of improvement during 2014, timberland values have not fully recovered to pre-recession levels and may not for a number of years. If the economic recovery slows or stalls, we may continue to experience downward pressure on the amounts we are able to charge our customers. If the economy or credit market conditions in general deteriorate, our cash flows, business, financial condition and results of operations would be adversely affected.

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

Index to Consolidated Financial Statements

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

Our timberlands are located in Alabama, Florida, Georgia, Louisiana, and Texas, and adverse economic and other developments in that area could have a material adverse effect on us.

All of our timberlands are located in Alabama, Florida, Georgia, Louisiana, and Texas. As a result, we may be susceptible to adverse economic and other developments in this region, including industry slowdowns, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.

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

The costs requirements of complying with the Exchange Act and the Sarbanes Oxley Act may strain our resources and occupy the time and energies of management.

We are subject to the Exchange Act and the Sarbanes Oxley Act of 2002, including Section 404. The Sarbanes Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. As a result of our transition to an accelerated filer, we are now required to include an attestation report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. These requirements will increase our costs and may place a

Index to Consolidated Financial Statements

strain on our systems and resources. The effort to comply with these requirements and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition or results of operations.

Prior to 2014, we had, historically experienced net losses attributable to our common stockholders and may experience losses again in the future.

We generated net income of $0.7 million in 2014. However, from our inception through the end of 2013, we had, historically, incurred net losses attributable to our common stockholders. If we are unable to continue to generate net income in the future, and incur net losses again, our financial condition, results of operations, cash flows, and our ability to service our indebtedness and make distributions to our stockholders would be materially and adversely affected, any of which could adversely affect the market price of our Class A common stock. However, we expect that future net losses, if any, would generally be a result of non-cash charges.

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in energy and fuel costs could affect our results of operations and financial condition.

Energy costs are a significant operating expense for our logging and hauling contractors and for the contractors who support the customers of our standing timber. Energy costs can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. Although the price of oil has recently decreased, increases in the price of oil could adversely affect our business, financial condition and results of operations. In addition, an increase in fuel costs, and its impact on the cost and availability of transportation for our products and the cost and availability of third party logging and hauling contractors, could have a material adverse effect on the operating costs of our contractors and our standing timber customers as well as in defining economically accessible timber stands. Such factors could in turn have a material adverse effect on our business, financial condition and results of operations.

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

Index to Consolidated Financial Statements

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for U.S. federal income tax purposes. Unless exempted by our board of directors (prospectively or retroactively), no person may actually or constructively own more than 9.8% in value of the outstanding shares of our capital stock or more than 9.8% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Index to Consolidated Financial Statements

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

On December 23, 2014, we entered into a fourth amended and restated credit agreement (the “2014 Amended Credit Agreement") that provides for a senior secured credit facility of up to $410 million, which includes a $100 million term loan facility, a $35 million revolving credit facility and a $275 million multi-draw credit facility. We had a total of $118 million outstanding as of December 31, 2014, $100 million of which was outstanding on the term loan and $18 million of which was outstanding on the multi-draw credit facility.

Our existing indebtedness and any indebtedness we may incur in the future could have important consequences to us and the trading price of our Class A common stock, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;

Index to Consolidated Financial Statements

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

Our financial condition could be adversely affected by financial and other covenants and other provisions under the 2014 Amended Credit Agreement or other debt agreements.

Pursuant to the 2014 Amended Credit Agreement, we are required to comply with certain financial and operating covenants, including, among other things, covenants that require us to maintain certain leverage and coverage ratios and covenants that prohibit or restrict our ability to incur additional indebtedness, grant liens on our real or personal property, make certain investments, dispose of our assets and enter into certain other types of transactions. The 2014 Amended Credit Agreement also prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than or equal to 45%. We may declare and pay distributions so long as our LTV ratio remains below 45% and we maintain a minimum fixed-charge coverage ratio of 1.05:1.00, or minimum liquidity balance as defined by the credit agreement. This requirement has restricted our ability to pay cash distributions in the past. Our credit agreement also subjects us to mandatory prepayment from proceeds generated from dispositions of timberlands, which may have the effect of limiting our ability to make distributions under certain circumstances. The mandatory prepayment excludes (1) 1.5% of the aggregate cost basis of its timberland if its LTV Ratio is between 30% and 40% and up to 2.0% of the aggregate cost basis if its LTV Ratio does not exceed 30%; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the facility exceeds $5.0 million. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, a breach of these covenants or other event of default would allow CoBank, ACB ("CoBank") to accelerate payment of the loan. Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

We may incur additional indebtedness which could increase our business risks and may reduce the value of your investment.

We have acquired, and in the future may acquire, real properties by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real

Index to Consolidated Financial Statements

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

We use interest rate hedging arrangements in order to manage our exposure to interest rate volatility. These hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income that we may earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may result in higher interest rates than we would otherwise pay. Moreover, no amount of hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Our investment strategies employ a significant amount of leverage.

Our investment strategies generally employ leverage. Our financing arrangements and their related hedging instruments contain operating and financial covenants with which we must comply on a continuing basis. Our failure to comply with these operating and financial covenants could result in one or more of our financing or hedging arrangements being declared in default, cancelled or not renewed.

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

We have incurred significant indebtedness that accrues interest at a variable rate, and we may incur additional debt in the future. Interest we pay under the 2014 Amended Credit Agreement and any other debt we incur will reduce our operating cash flows and hinder our ability to make distributions to our stockholders. Additionally, if we incur additional

Index to Consolidated Financial Statements

variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

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

We believe that we have been organized, owned and operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code (the "Code") and that our intended manner of ownership and operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Code. We cannot assure you that we will satisfy the requirements for REIT qualification in the future. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

Stockholders should be aware that qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. In 2014, we received insurance proceeds with respect to claims made under our directors’ and officers’ insurance policy, reimbursing some of the costs we incurred in 2013, which we did not deduct in our 2013 income tax returns. There is no direct authority on treatment of insurance proceeds in the REIT context. If the Internal Revenue Service were to require us to deduct the costs in 2013 tax returns, insurance proceeds reimbursing us for previously deducted expenses would be treated as gross income for federal income tax purposes in 2014.  Increasing our gross income has several potential implications. The amount of potential additional gross income would not cause us to have failed to satisfy the requirement to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain), nor would it cause us to have had positive REIT taxable income that would be subject to tax. Additional gross income could also implicate our satisfaction of the 95% gross income test if the insurance proceeds were treated as non-qualifying income. Our tax advisors have advised us that passive income such as the insurance proceeds should be disregarded for purposes of the gross income tests based on Revenue Rulings addressing analogous situations in the regulated investment company context and the rationales underlying numerous private letter rulings granted to REITs. We also have

Index to Consolidated Financial Statements

determined that the amount of such gross income, even if treated as non-qualifying income, would not have caused us to fail the 95% gross income test for 2014. This example illustrates how, in other circumstances, Internal Revenue Service disagreement regarding application of technical rules for which there is not always clear authority could result in our failure to qualify as a REIT unless we qualified for reasonable cause relief.

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

As a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Delivered logs, if harvested and sold by a REIT directly, would likely constitute property held for sale to customers in the ordinary course of business and would, therefore, be subject to the prohibited transactions tax if sold at a gain. Accordingly, under the timber agreements, we sell standing timber to CatchMark TRS under pay-as-cut contracts which generate capital gain to us under Section 631(b) of the Code (to the extent the timber has been held by us for more than one year), and CatchMark TRS, in turn, harvests such timber and sells logs to MeadWestvaco. This structure should avoid the prohibited transactions tax, and we use a similar structure for the sale of delivered logs to other customers. However, if the IRS were to successfully disregard CatchMark TRS’ role as the harvester and seller of such logs for federal income tax purposes, our income, if any, from such sales could be subject to the 100% penalty tax. In addition, sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions. We intend to avoid the 100% prohibited transaction tax by satisfying safe harbors in the Code, structuring dispositions as non-

Index to Consolidated Financial Statements

taxable like-kind exchanges or making sales that otherwise would be prohibited transactions through one or more TRS' whose taxable income is subject to regular corporate income tax. We may not, however, always be able to identify properties that might be treated as part of a “dealer” land sales business. For example, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

One of the factors that may influence the price of our Class A common stock will be our distribution rate on the Class A common stock (as a percentage of the share price of our Class A common stock), relative to market interest rates. We have declared and paid cash distributions for the first time in each quarter during 2014 and expect to declare cash distributions in the future. If market interest rates increase, prospective purchasers of our Class A common stock may desire a higher yield on our Class A common stock or seek securities paying higher dividends or yields. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution, and therefore we may not be able, or may not choose to, pay a higher distribution rate. As a result, if interest rates rise, it is likely that the market price of our Class A common stock will decrease, because potential investors may require a higher dividend yield on our Class A common stock as market rates on interest-bearing securities, such as bonds, rise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Index to Consolidated Financial Statements

None.

ITEM 2.	PROPERTIES
As of December 31, 2014, we owned interests in approximately 393,300 acres of timberland, consisting of approximately 364,700 acres of fee timberlands, and approximately 28,600 acres of leased timberlands. Our leased timberlands include approximately 20,500 acres under one long-term lease expiring in 2022, which we refer to as the long-term contract or LTC lease, and approximately 8,100 acres under multiple, single-rotation leases expiring between 2015 and 2019, which we refer to as the private land management or PLM leases. As of December 31, 2014, our timberlands contained acreage comprised of approximately 74% pine stands and 26% hardwood stands located in Alabama, Florida, Georgia, Louisiana, and Texas within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper, and wood products manufacturing facilities.

Acres by state as of December 31, 2014	Fee	Lease	Total
Alabama	75,800	8,400	84,200
Florida	2,500	—	2,500
Georgia	246,900	20,200	267,100
Louisiana	21,000	—	21,000
Texas	18,500	—	18,500
Total:	364,700	28,600	393,300

Our timber inventory consisted of an estimated 14.9 million of merchantable inventory as of December 31, 2014 with the following components:

	Tons (in millions)
Merchantable timber inventory:	Fee	Lease	Total
Pulpwood	7.4	0.4	7.8
Sawtimber (1)	6.7	0.4	7.1
Total:	14.1	0.8	14.9
(1)Includes chip-n-saw and sawtimber.

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

Index to Consolidated Financial Statements

(1)Acres presented in the graph includes fee timberland only and excludes 26,300 acres of non-forest land and 2,900 acres leased to a third party.
(2) Natural Pine and Hardwood represents acres that have been seeded by standing older pine trees nearby the site through the natural process of seeds dropping from the cones of the older trees. Natural pine sites generally include some mix of natural occurring hardwood trees as well.
(3) Planted Pine are site-prepared acres that are hand or machine planted with pine seedlings to maximize the growth potential and inventory carrying capacity of the soils. Planted pine acre inventory is devoted to pine species only.

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. Because our timberlands are concentrated in Alabama, Florida, Georgia, Louisiana, and Texas, damage from natural disasters could impact a material portion of our timberlands at one time. Our active forest management should help to minimize these risks. Consistent with the practices of other timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters or other causes.

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

Market Information and Stockholders of Record

Our Class A common stock trades on the NYSE under the symbol “CTT”. As of February 28, 2015, we had approximately 39.5 million shares of Class A common stock outstanding held by 3,071 stockholders of record. No other classes of our common stock were outstanding as of February 28, 2015.

The table below reflects the range of intra-day high and low per share prices of our Class A common stock, for the periods indicated, as reported by the New York Stock Exchange:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
High	$14.40	$14.11	$13.77	$11.92
Low	$12.05	$12.61	$10.54	$10.28
2013 (1)
High	$—	$—	$—	$14.00
Low	$—	$—	$—	$13.40
(1) The high/low sales prices are for the period from December 12, 2013 through December 31, 2013.

Distributions
We pay regular quarterly dividends to holders of our common stock.
Timberlands represent a distinctive asset class that offers multiple means of value creation and return generation. Specifically, timberlands generally do not need to be harvested within a specific timeframe, which provides timberland owners a degree of flexibility to either harvest timber and generate current cash returns, or defer harvest and accrue returns in the form of biological growth and inventory appreciation. Prior to our listing on the NYSE, we had not paid a cash distribution to our common stockholders and, therefore, our operating strategy was generally not driven by specific cash flow targets (other than those required to comply with the terms of our credit agreements) or distribution requirements. We also deferred significant harvest volume on our fee timberlands.
Since our listing on the NYSE, our new management team implemented a revised business strategy that includes (1) increasing our annual harvest volume based on a sustainable harvest plan in order to support a distribution to our common stockholders, and (2) establishing annual HBU sales targets. Since our listing on the NYSE, we have made and intend to continue to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

We expect to derive most of our REIT taxable income from investments in our timberlands, including the sale of standing timber through pay as cut contracts. Provided we have held our timberlands for more than one year, we expect that the income from our timber-cutting contracts generally will be treated as long-term capital gain. Distributions of such capital gain to our stockholders generally will be taxable to stockholders that are individuals, estates or trusts at a maximum U.S. federal income tax rate of 20%, as compared to the maximum 39.6% individual tax rate that applies to ordinary REIT dividends. Both ordinary dividends and capital gain dividends are included in net investment income, which is subject to an additional 3.8% unearned income Medicare tax in the case of high-income U.S. individuals, estates and trusts.
The terms of our credit agreement prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification provided no default,

Index to Consolidated Financial Statements

or event of default, has occurred as defined by the credit agreement. We may use proceeds from dispositions in any fiscal year totaling up to 1.5% of the aggregate cost basis of our timberland if our LTV ratio is in excess of 30% but less than 40% and up to 2.0% of the aggregate cost basis if our LTV ratio does not exceed 30%.

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

Quarterly dividend distributions paid on all outstanding classes of common stock to our stockholders during the year ended December 31, 2014 are presented below. All dividend payments were made in cash (in thousands, except for per-share data):

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	% of Total Distribution
Total cash distributed	$2,747	$2,748	$4,920	$4,920
Per-share capital gain	$0.011	$0.011	$0.012	$0.012	9.554%
Per-share return of capital	$0.099	$0.099	$0.113	$0.113	90.446%
Total per-share distribution	$0.110	$0.110	$0.125	$0.125	100.000%

Stock Performance Graph

The following graph compares the performance of CatchMark Timber Trust’s Class A common stock with one broad-based market index (the Russell 3000) and one industry specific market index (S&P Global Timber & Forestry Index) from our listing on December 12, 2013 to December 31, 2014.

The graphed stock performance represents the cumulative total stockholder return compared to issuers with similar capitalization and to peer industry issuers. The total stockholder return calculation assumes an investment of $100 on December 12, 2013, and that all dividends were reinvested at month-end.

Index to Consolidated Financial Statements

The data in the following table was used to create the above graph as of the respective dates:

	12/12/2013	12/31/2013	12/31/2014
CatchMark Timber Trust, Inc.	$100	$103	$87
Russell 3000	$100	$104	$115
S&P Global Timber & Forestry Index	$100	$106	$106

Index to Consolidated Financial Statements

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data as of and for the five years ended December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 — Financial Statements and Supplementary Data hereof.

	As of December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$17,365,370	$8,613,907	$11,221,092	$6,848,973	$8,788,967
Restricted cash and cash equivalents	$—	$—	$2,050,063	$6,762,246	$7,852,763
Total assets	$568,315,978	$338,953,502	$350,260,242	$345,322,607	$360,491,122
Total liabilities	$123,623,631	$59,022,050	$140,173,053	$155,514,335	$199,831,437
Total stockholders’ equity	$444,692,347	$279,931,452	$210,087,189	$189,808,272	$160,659,685
Outstanding debt	$118,000,000	$52,160,000	$132,356,123	$122,025,672	$168,840,592
	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Total revenues	$54,310,709	$32,047,590	$44,199,779	$40,017,827	$47,582,144
Operating income (loss)	$3,117,148	$(8,602,315)	$(3,699,599)	$(6,072,205)	$(5,460,961)
Net income (loss)	$659,549	$(13,196,920)	$(8,870,732)	$(11,945,363)	$(15,809,720)
Net income (loss) available to common stockholders	$659,549	$(13,556,704)	$(9,244,724)	$(13,502,038)	$(19,518,100)
Per-share data—basic and diluted:
Net income (loss) available to common stockholders	$0.02	$(1.03)	$(0.73)	$(1.18)	$(2.14)
Weighted-average common shares outstanding	31,567,786	13,145,779	12,741,822	11,395,632	9,122,648
Cash dividends paid per common share	$0.47	$—	$—	$—	$—

Selected Operating Data:
Timber Sales Volume:
Pulpwood	885,980	636,227	697,307	969,549	1,219,056
Sawtimber	479,460	283,223	358,683	306,063	328,684
Total	1,365,440	919,450	1,055,990	1,275,612	1,547,740

Delivered % as of total volume	70%	80%	81%	86%	79%
Stumpage % as of total volume	30%	20%	19%	14%	21%

Net timber sales price ($ per ton)
Pulpwood	$13	$12	$10	$9	$11
Sawtimber	$24	$20	$21	$20	$21

Timberland Sales
Gross sales	$10,649,819	$2,498,757	$10,972,440	$1,740,586	$2,267,887
Basis of timberland sold	$5,072,230	$1,569,543	$7,187,733	$1,172,241	$1,392,900
Acres sold	3,761	1,167	6,016	1,125	1,173
Price per acre	$2,832	$2,141	$1,824	$1,547	$1,933

Index to Consolidated Financial Statements

Timberland Acquisitions
Gross acquisitions (1)	$235,157,923	$1,403,796	$20,474,486	$999,749	$—
Timberland acquisitions, in acres	121,612	1,786	30,199	1,397	—
Price per acre ($/acre)	$1,934	$786	$678	$716	$—

Period End Acres
Fee	364,700	247,200	246,300	222,400	222,100
Lease	28,600	30,900	42,500	76,300	82,400
Total	393,300	278,100	288,800	298,700	304,500

Cash Flow
Adjusted EBITDA(2)	$23,670,971	$3,469,152	$15,496,804	$7,217,883	$10,509,644
Capital expenditures-acquisitions (3)	$237,526,958	$1,742,528	$22,523,863	$1,095,623	$—
Capital expenditures-other	$905,996	$444,003	$530,739	$530,927	$1,040,927

(1)	Exclusive of transaction costs.

(2)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Adjusted EBITDA” for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure to net loss.

(3)	Includes transaction costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 – Selected Financial Data above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. During 2014, in accordance with our business strategy, we acquired 121,600 acres of high-quality timberland in Florida, Georgia, Louisiana, and Texas. These newly acquired properties contain an estimated 4.8 million tons of merchantable timber, comprising 75% pine plantation by acreage and 58% sawtimber by tons. In aggregate, they are expected to increase our annual harvest volumes by 0.5 million to 0.6 million tons over the next decade.

As of December 31, 2014, we owned interests in 393,300 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production. As of December 31, 2014, our timberlands contained acreage comprised of 74% pine stands and 26% hardwood stands, and our timber inventory consisted of an estimated 14.9 million tons of merchantable timber inventory, including 7.8 million tons of pulpwood and 7.1 million tons of sawtimber.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of HBU timberland. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. A substantial portion of our timber sales are derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. For the years ended December 31, 2014, 2013, and 2012, approximately 34%, 60%, and 54%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. See Item 1 – Business for additional information regarding the material terms of the Mahrt Timber Agreements.

Index to Consolidated Financial Statements

Our operating strategy entails funding expenditures related to the recurring operations of our timberlands, including interest on outstanding indebtedness and certain capital expenditures (excluding timberland acquisitions), with operating cash flows, assessing the amount of operating cash flows that will be required for additional timberland acquisitions, and distributing residual operating cash flows, if any, to our stockholders.

In connection with furthering that strategy, we will continue to focus on enhancing long-term value for our shareholders and providing durable earnings to grow our dividend by efficiently integrating new acquisitions, increasing sustainable harvest volumes, and improving product mix. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of the forest. We plan to sustainably harvest between 1.7 million and 1.9 million tons of timber in 2015, up from the 1.4 million tons in 2014. Capital expenditures (excluding timberland acquisitions) for 2015 is expected to be between $2.0 million and $3.0 million. We will continue our deliberate growth strategy for new acquisitions, focusing at present in the U.S. South by targeting:

•	markets that demonstrate favorable long-term demand and allow for superior merchandizing to mill customers;

•	timberland properties with superior productivity characteristics from soil attributes and forest genetics which can provide durable harvest revenue and sustain long-term growth; and

•	properties with trees at the right age classes to complement existing holdings and support sustainable harvest volumes.

We believe that we have access to adequate capital resources to achieve our growth target for 2015 with the credit facilities available under the 2014 Amended Credit Agreement (see Liquidity and Capital Resources for details).

General Economic Conditions and Timber Market Factors Impacting Our Business

Our operating results are influenced by a variety of factors, including timber prices; the demand for pulp and paper products, lumber, panel, and other wood-related products; the supply of timber; and competition. Timber prices can experience significant variations and have been historically volatile. The demand for timber and wood products is affected primarily by the level of new residential construction activity, the supply of manufactured timber products including imports, and, to a lesser extent, repair and remodeling activity and other commercial and industrial uses. The demand for timber also is affected by the demand for wood chips in the pulp and paper markets and for hardwood in the furniture and other hardwood industries.

The U.S. economy continued to recover in 2014. According to the U.S. Bureau of Economic Analysis, the real gross domestic product increased by 2.4% in 2014, as compared to an increase of 2.2% in 2013. U.S. Census Bureau estimated that 1.0 million housing units were started in 2014, up by 8.8% from 2013; an estimated 0.9 million housing units were completed in 2014, up by 15.5% from 2013. Economic recovery, especially the housing market recovery, strengthened the timber market conditions nationwide.

In the markets in which we operate, average timber prices continued the upward trend and all categories increased in 2014 as compared to 2013. Pine pulpwood and hardwood pulpwood prices increased and are near the highest level in a decade primarily due to supply shortages in the first half of 2014 as a result of unusually wet weather. Upturns in housing starts and housing completions drove up lumber production in the region, and in turn, led to higher sawlog prices. For 2015, we anticipate pulpwood prices to remain steady and sawtimber prices to see modest improvements.

Index to Consolidated Financial Statements

Liquidity and Capital Resources

Equity Capital

On December 12, 2013, we listed our Class A common stock on the NYSE under the symbol "CTT". We completed the Initial Listed Public Offering on December 17, 2013, issuing approximately 10.5 million shares of our Class A common stock and received gross proceeds of $142.1 million. After deducting underwriter discounts and commissions of $9.9 million and direct offering costs of $1.6 million, $80.2 million of the net proceeds were used to repay our outstanding debt, and $49.0 million were used to redeem all of the outstanding shares of our preferred stock and to pay the accrued but unpaid dividends.

On January 9, 2014, the underwriters for the Initial Listed Public Offering exercised their overallotment option to purchase approximately 1.6 million shares of our Class A common stock in full. After deducting $1.5 million of underwriting discounts and commissions, we received net proceeds of $19.8 million, $18.2 million of which was used to pay down our outstanding debt.

On June 20, 2014, we filed a Registration Statement on Form S-3 with the SEC for future public offerings of up to $600 million in an undefined combination of common stock, preferred stock, debt securities, depositary shares, or warrants. The Form S-3 was declared effective by the SEC on July 2, 2014.

On July 16, 2014, we completed the Follow-on Listed Public Offering, receiving gross proceeds of approximately $146.9 million from issuing 12.5 million shares of the Class A common stock. After deducting underwriting discounts and commissions of $7.0 million, we received net proceeds of $139.9 million, $118.5 million of which was used to pay off our outstanding debt.

On July 23, 2014, the underwriters for the Follow-on Listed Public Offering exercised their overallotment option to purchase approximately 1.9 million shares of our Class A common stock in full. After deducting underwriting discounts and commissions of $1.0 million, we received net proceeds of $21.0 million, which was added to our working capital reserve and used to fund timberland acquisitions.

Debt Capital

On December 23, 2014, we entered into a fourth amended and restated credit agreement (the “2014 Amended Credit Agreement") with CoBank, Agfirst Farm Credit Bank, (“Agfirst”), Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A. (“Rabobank”), and certain other financial institutions. The 2014 Amended Credit Agreement amended and restated the existing credit agreement in its entirety.

The 2014 Amended Credit Agreement provides for borrowing under credit facilities consisting of:

•	a $35 million revolving credit facility (the “2014 Revolving Credit Facility”),

•	a $275 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”), and

•	a $100 million term loan (the “2014 Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Agreement provides that the 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $200 million.
Borrowings under the 2014 Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5 million, and other general corporate purposes. The 2014 Revolving Credit Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.50% or a LIBOR rate plus between 1.50% and 2.50%, in each case depending on our LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 23, 2019.

Index to Consolidated Financial Statements

The 2014 Multi-Draw Term Facility may be drawn upon up to eight times during the period beginning on December 23, 2014 through December 23, 2017 and may be used to finance domestic timber acquisitions and associated expenses, refinance loan amounts under the 2014 Revolving Credit Facility, and purchase up to $25 million in our common stock. Amounts repaid under the 2014 Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The 2014 Multi-Draw Term Facility will bear interest at an adjustable rate equal to a base rate plus between 0.75% and 1.75% or a LIBOR rate plus between 1.75% and 2.75%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 23, 2021. The 2014 Multi-Draw Term Facility is interest only until the maturity date; however, if the our LTV Ratio is equal to or in excess of 40%, then principal payments will be required to be made beginning on December 31, 2017 at a per annum rate of 5% of the principal amount outstanding under the 2014 Multi-Draw Term Facility.

The 2014 Term Loan Facility shall be used solely to refinance the balance outstanding under the Multi-Draw Term Facility under the Amended CoBank Loan. The 2014 Term Loan Facility will bear interest at an adjustable rate equal to a base rate plus 1.75% or a LIBOR rate plus 1.75%, and will terminate and all amounts under the facility will be due and payable on December 23, 2024.

We are now eligible to receive annual patronage refunds, which are profit distributions made by CoBank and other Farm Credit System banks. The annual patronage refund is dependent on the weighted average debt balance for the fiscal year under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility, as well as the financial performance of CoBank and other Farm Credit System banks. No amounts were received in the current year.

We pay the lenders an unused commitment fee on the unused portion of the 2014 Multi-Draw Term Facility and 2014 Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV Ratio.
As of December 31, 2014, the outstanding balance of the 2014 Amended Credit Facilities was $118 million, $100 million of which was outstanding under the 2014 Term Loan Facility and $18 million of which was outstanding under the 2014 Multi-Draw Term Facility.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2014 was $19.8 million, a $20.9 million increase from the year ended December 31, 2013, primarily driven by a $10.2 million increase in net cash receipts from timber sales, a $7.8 million increase in net cash receipts from timberland sales, and a $2.6 million decrease in general and administrative expenses.

For the year ended December 31, 2014, we used $237.5 million (including transaction costs) to acquire 121,600 acres of timberland properties with net proceeds from equity offerings, borrowings under our credit facilities, and cash on-hand. We spent $0.9 million in reforestation, building roads, and purchase of other assets.

Net cash provided by financing activities for the year ended December 31, 2014 was $227.3 million, resulting from inflows of $160.9 million of net proceeds from the Follow-On Listed Public Offering, $19.8 million of net proceeds from the Initial Listed Public Offering, and net borrowings of $65.8 million under our credit facilities, offset by $15.3 million of dividend payments to our stockholders, $3.3 million of debt issuance costs, and $10.0 million of stock issuance costs for the equity offerings.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next twelve months.

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

Index to Consolidated Financial Statements

•
requires a minimum liquidity balance of $20 million until the date that we have achieved a fixed charge coverage ratio of not less than 1.05:1; after such date we must maintain a fixed coverage charge ratio of not less than 1.05:1.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of December 31, 2014.

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

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of December 31, 2014, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 21%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of December 31, 2014, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations (1)	$118,000,000	$—	$—	$—	$118,000,000
Estimated interest on debt obligations (1) (2)	29,286,091	3,039,578	6,079,155	6,079,155	14,088,203
Operating lease obligations (3)	4,843,834	689,684	1,324,342	1,219,342	1,610,466
Other liabilities (4)	745,012	123,521	217,953	184,207	219,331
Total	$152,874,937	$3,852,783	$7,621,450	$7,482,704	$133,918,000

(1)	Represents respective obligations under the 2014 Amended Credit Agreement as of December 31, 2014.

(2)	Amounts include impact of an interest rate swap. See Note 5 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

Results of Operations

Overview

Index to Consolidated Financial Statements

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the years ended December 31, 2014, 2013, and 2012 is shown in the following tables:

	Years Ended December 31,		Change
	2014	2013	%
Timber sales volume (tons)
Pulpwood	885,980	636,227	39%
Sawtimber (1)	479,460	283,223	69%
	1,365,440	919,450	49%
Net timber sales price (per ton)(2)
Pulpwood	$13	$12	14%
Sawtimber	$24	$20	20%
Timberland sales
Gross sales	$10,649,819	$2,498,757
Sales volumes (acres)	3,761	1,167
Sales price (per acre)	$2,832	$2,141

	Years Ended December 31,		Change
	2013	2012	%
Timber sales volume (tons)
Pulpwood	636,227	697,307	(9)%
Sawtimber (1)	283,223	358,683	(21)%
	919,450	1,055,990	(13)%
Net timber sales price (per ton)(2)
Pulpwood	$12	$10	16%
Sawtimber	$20	$21	(4)%
Timberland sales
Gross sales	$2,498,757	$10,972,440
Sales volumes (acres)	1,167	6,016
Sales price (per acre)	$2,141	$1,824

(1)	Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012.

Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013

Revenues. Revenues increased to $54.3 million for the year ended December 31, 2014 from $32.0 million for the year ended December 31, 2013 primarily due to an increase in timber sales revenue of $13.9 million and an increase in timberland sales revenue of $8.2 million. Timber sales revenue increased by 52%: 30% of which came from revenue generated from properties acquired in 2014, 17% of which was driven by higher harvest volume on the legacy Mahrt timberland, and 5% of which was due to better pricing on the legacy Mahrt timberland as a result of increases in demand and supply shortages as a result of wet weather. Timberland sales revenue increased due to selling more acres

Index to Consolidated Financial Statements

in 2014. Details of timber sales by product for the years ended December 31, 2014 and 2013 are shown in the following table:

	For the Year Ended December 31, 2013	Changes attributable to:		For the Year Ended December 31, 2014
		Price	Volume
Timber sales(1)
Pulpwood	$16,750,603	$727,218	$6,321,820	$23,799,641
Sawtimber (2)	9,952,772	587,957	6,294,078	16,834,807
	$26,703,375	$1,315,175	$12,615,898	$40,634,448

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to $17.3 million for 2014 from $13.6 million for 2013 as a result of a 31% increase in delivered sales volume. Delivered sales volume as a percentage of our total harvest volume decreased to 70% in 2014 from 80% in 2013. Depletion expense increased by 74% to $14.8 million in 2014 from $8.5 million in 2013, due to a 49% increase in harvest volume and higher blended depletion rates. Our blended depletion rates were higher in 2014, primarily because 22% of our harvest came from newly acquired properties, which are depleting at higher rates than our long-term fee timber. Cost of timberland sales increased due to selling more acres.

Forestry management fees increased to $3.6 million for the year ended December 31, 2014 from $2.8 million for the year ended December 31, 2013. FRC management fees are earned based on number of acres under management and timber sales revenue generated. The increase in 2014 was a result of having more acres under management and generating higher timber sales revenue driven by the growth of our timberland portfolio. Land rent expense decreased to $0.8 million in 2014 from $1.0 million in 2013 primarily due to expirations of leases.

General and administrative expenses decreased to $6.2 million for the year ended December 31, 2014 from $10.2 million for the year ended December 31, 2013, primarily due to the elimination of advisory fees and expense reimbursements, lower legal costs, and a lower stock compensation expense, offset by an increase in salary and benefits costs. The termination of the advisory agreement with Wells TIMO (see Related Parties) eliminated advisory fees and expense reimbursements, which contributed to a decrease of $3.6 million in general and administrative expenses. Our legal costs decreased by $1.8 million, primarily due to incurring expenses in 2013 during our transition to self-management and preparations for the Initial Listed Public Offering and receiving a $0.6 million insurance reimbursement under our director and officer insurance policy for costs incurred in 2013 and 2014 in connection with an SEC investigation into WIS and us (see Item 1 —Business). Our stock compensation expense decreased by $1.4 million due to the issuance of restricted stock grants to our employees contingent on the completion of our Initial Listed Public Offering in 2013.

As a result of becoming a self-managed company and a listed public company, we incurred a $1.8 million increase in salary and benefit costs as well as other costs and expenses. We also incurred $0.2 million in shareholder communication expenses in response to a tender offer for our common stock during the first and fourth quarter of 2014 and $0.2 million in connection with the filing of the shelf registration and the Follow-on Listed Public Offering as described within Liquidity and Capital Resources.

Interest income. Interest income increased to $0.2 million for year ended December 31, 2014 due to receiving counter-party payment upon termination of our interest rate swap agreement in July 2014.

Interest expense. Interest expense decreased to $2.6 million for the year ended December 31, 2014 from $4.7 million for the year ended December 31, 2013, primarily due to more favorable interest rates, a lower average outstanding debt balance, and a decrease in non-cash interest expense, offset by an increase in unused commitment fees to lenders. Our cash paid for interest, without consideration for unused commitment fees, decreased by $1.7 million due to a lower outstanding debt balance and more favorable interest rate during the fiscal year 2014. Our non-cash interest expense

Index to Consolidated Financial Statements

decreased by $0.6 million due to a lower amount of non-recurring write-off of deferred financing costs. These decreases were offset by a $0.4 million increase in unused commitment fees charged by our lenders.

Net income. We generated a $0.7 million net income for the year ended December 31, 2014 as compared to a net loss of $13.2 million for the year ended December 31, 2013 due to a $11.7 million increase in our operating income, a $2.1 million decrease in our interest expense, and a $0.2 million increase in interest income. We generated operating income of $3.1 million for the year ended December 31, 2014, which is an improvement of $11.7 million over the year ended December 31, 2013, due to a $3.9 million increase in timber sales revenue net of contract logging and hauling and depletion expense, a $4.3 million increase in net revenue generated from timberland sales, coupled with a $4.0 million decrease in general and administrative expenses. We generated net income for the year ended 2014 primarily as a result of generating operating income of $3.1 million, receiving interest income of $0.2 million, and incurring interest expense of approximately $2.6 million. Our net income per share available to common stockholders increased to $0.02 for the year ended December 31, 2014 from a net loss per share available to common stockholders of $1.03 for the year ended December 31, 2013. We anticipate future net income or losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012

Revenues. Revenues decreased to $32.0 million for the year ended December 31, 2013 from $44.2 million for the year ended December 31, 2012 due to a decrease in timber sales revenue of $3.8 million and a decrease in timberland sales revenue of $8.5 million. Timber sales revenue was lower primarily due to a planned reduction in harvest volume of 13%. Timberland sales revenue decreased due to selling fewer acres in 2013. Details of timber sales by product for the years ended December 31, 2013 and 2012 are shown in the following table:

	For Year Ended December 31, 2012	Changes attributable to:		For the Year Ended December 31, 2013
		Price	Volume
Timber sales(1)
Pulpwood	$18,037,137	$625,359	$(1,911,893)	$16,750,603
Sawtimber (2)	12,473,399	221,660	(2,742,287)	9,952,772
	$30,510,536	$847,019	$(4,654,180)	$26,703,375

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs decreased to $13.6 million for 2013 from $15.8 million for 2012 as a result of a 15% decrease in delivered sales volume. Depletion expense decreased by 27% to $8.5 million in 2013 from $11.7 million in 2012 due to a lower blended depletion rate and an approximately 13% decrease in harvest volumes. Our blended depletion rate was lower in 2013 due to a decrease in harvests of timber from the leased LTC tracts as a percentage of our total harvest in 2013 as compared to 2012. As a result of an acquisition of 30,000 acres of previously leased LTC timberland in 2012, 12% of our merchantable timber inventory was recategorized as fee timber, which was depleted at much lower rates than timber from leased tracts. Cost of timberland sales decreased due to selling fewer acres.
Forestry management fees increased to $2.8 million for the year ended December 31, 2013 from $2.3 million for the year ended December 31, 2012. The increase was primarily due to, as a result of our transition to self-management, incurring compensation costs related to our forest management staff. Land rent expense decreased to $1.0 million in 2013 from $1.6 million in 2012 primarily due to expiration of leases and the acquisition of 30,000 acres of LTC timberland as described above.

General and administrative expenses, including advisor fees and expense reimbursements, increased $4.2 million in 2013 from 2012. The increase was primarily attributable to incurring expenses associated with our transition to self-management, listing on the NYSE , and the IPO, including (a) $1.0 million increase in legal fees; (b) $0.4 million increase in consulting fees; (c) $0.2 million increase in transfer agent fees; and (d) $0.2 million increase in payments

Index to Consolidated Financial Statements

to the independent directors. Additionally, as a result of becoming a self-managed company, we incurred employee-related costs starting on October 25, 2013, including salary and benefit costs of $0.3 million and stock based compensation expense of $1.5 million related to restricted stock grants issued to our employees. Also, we incurred $0.7 million in legal and consulting fees to assist with the ongoing SEC investigation.

The increases were slightly offset by decreases in advisor fees and expense reimbursements of $0.2 million. Our advisory agreement with Wells TIMO was terminated effective October 25, 2013 as a result of our transition to self management. As such, we did not incur additional advisor fees and expense reimbursements subsequent to October 25, 2013.

Interest expense. Interest expense decreased by $0.3 million to $4.7 million for the year ended December 31, 2013 primarily due to a decrease in non-cash interest expense.

Net loss. Our net loss increased to $13.2 million for the year ended December 31, 2013 from $8.9 million for the year ended December 31, 2012 as a result of an $4.9 million increase in our operating loss, offset by a $0.3 million decrease in our interest expense. Our operating loss increased primarily due to the increase in general and administrative expenses, the decrease in net timberland sales, offset by an increase in timber sales revenue net of contract logging and hauling costs and depletion expense. We sustained a net loss for the year ended 2013 primarily as a result of incurring an operating loss of $8.6 million and interest expense of $4.7 million. Our net loss per share available to common stockholders for the years ended December 31, 2013 and 2012 was $1.03 and $0.73, respectively.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance and ability to satisfy lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of operating performance and cash generating capacity. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their noncash nature, and we refer to this measure as Adjusted EBITDA. As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be viewed as an alternative to net income or cash from operations as measurements of our operating performance. Due to significant amount of timber assets subject to depletion and significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial condition and cash generating ability. Our credit agreements contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments.

For the year ended December 31, 2014, Adjusted EBITDA was $23.7 million, a $20.2 million increase from the year ended December 31, 2013, primarily due to a $7.8 million increase in revenue from net timberland sales, a $10.2 million increase in net timber sales, and a $2.6 million decrease in general and administrative expenses. Our reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2014, 2013, and 2012 follows:

Index to Consolidated Financial Statements

	2014	2013	2012
Net income (loss)	$659,549	$(13,196,920)	$(8,870,732)
Add:
Depletion	14,788,215	8,505,024	11,677,229
Basis of timberland sold	5,072,230	1,569,543	7,187,733
Amortization (1)	836,009	1,487,235	2,007,239
Stock-based compensation expense	417,999	1,838,082	28,333
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	—	(128,934)	(847,743)
Interest expense (1)	1,896,969	3,395,122	4,289,204
Basis of casualty loss	—	—	25,541
Adjusted EBITDA	$23,670,971	$3,469,152	$15,496,804

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Portfolio Information

As of December 31, 2014, we owned interests in 393,300 acres of timberland, consisting of 364,700 acres held in fee-simple interests and 28,600 acres held in leasehold interests. Our leased timberlands include 20,500 acres under LTC lease expiring in 2022 and 8,100 acres under PLM leases expiring between 2015 and 2019.

Our timberlands are located in Alabama, Florida, Georgia, Louisiana, and Texas within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities.

As of December 31, 2014, our timberlands contained an estimated 14.9 million tons of merchantable timber inventory, of which approximately 7.8 million tons was pulpwood and 7.1 million tons was sawtimber. Our methods of estimating our timber inventory are consistent with industry practices. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on statistical sampling of the harvestable timbered acres, known as timber sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of the oldest pre-merchantable age class into merchantable inventory. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors.

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. Because our timberlands are concentrated in Alabama, Florida, Georgia, Louisiana, and Texas, damage from natural disasters could impact a material portion of our timberlands at one time. Our active forest management should help to minimize these risks. Consistent with the practices of other timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters or other causes.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 2009. To qualify to be taxed as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code,

Index to Consolidated Financial Statements

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

Inflation

In connection with the acquisition of the Mahrt timberland, we entered into the Mahrt Timber Agreements with MeadWestvaco. The Mahrt Timber Agreements provide that we will sell to MeadWestvaco specified amounts of timber subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation; however, we have not noticed a significant impact from inflation on our revenues, net sales, or income from continuing operations.

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
Depletion
Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The average harvest cycle for our timberlands will average between 26 and 32 years. See Portfolio Information above for additional information regarding estimations of both

Index to Consolidated Financial Statements

our current timber inventory and the timber inventory that will be available over the harvest cycle. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee-simple timber tract owned less than one year, depletion rates are determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for lease tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.
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

Index to Consolidated Financial Statements

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

Related-Party Transactions and Agreements

Wells Capital, Inc., or Wells Capital, a subsidiary of Wells REF, was our initial sponsor. On October 25, 2013, we became self-managed by terminating our advisory agreement with Wells TIMO, a subsidiary of Wells Capital. We also hired certain individuals to serve as our management team, including individuals who were previously employed by Wells REF, such as Brian M. Davis, our Senior Vice President and Chief Financial Officer. Mr. Davis also served as our Chief Financial Officer prior to our transition to self-management. Until our transition to self-management, Leo F. Wells served as our Chairman of the Board and President and Douglas P. Williams served as our Executive Vice President, Secretary and Treasurer and one of our directors. Messrs. Wells and Williams also resigned as directors of our company on December 11, 2013, the effective date of our Initial Listed Public Offering.

We entered into the master self-management transition agreement, or the Master Agreement, with Wells REF and Wells TIMO, which provides the framework for our separation from Wells REF and its affiliates and our transition to self-management. On October 24, 2013, we, our operating partnership, Wells REF and Wells TIMO agreed to amend the master agreement to advance the date of our self-management transition to October 25, 2013. As a result, we and our operating partnership entered into two agreements with these entities to provide services to us on a temporary and non-exclusive basis. These agreements included a transition services agreement that terminated on June 30, 2014 and a three momth office sublease for our corporate headquarters. Pursuant to the transition services agreement, we paid Wells REF a consulting fee equal to $22,875 per month, and Wells REF received a prorated amount equal to $4,428 for the period from October 25, 2013 through October 31, 2013. We also reimbursed Wells REF for expenses it incurred in connection with the services provided, excluding its administrative services expenses such as personnel and overhead costs. The office sublease provided for monthly base rent of $5,961, which was not payable for the months of October, November and December 2013, plus additional costs for various space-related services.

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

On January 31, 2014, we entered into an agreement with Wells REF related to transfer agency services fees. Pursuant to this agreement, Wells REF paid transfer agency fees directly to DST, our former transfer agent, from December 2013 to February 2014, when we discontinued the use of DST for our transfer agency services.

All related person transactions must be approved or ratified by a majority of the disinterested directors on our board of directors. For more information about our relationship with Wells REF and its affiliates, see Item 13 — Certain Relationships and Related Transaction, And Director Independence.

Commitments and Contingencies

Index to Consolidated Financial Statements

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 – Commitments and Contingencies and Note 12 – Related-Party Transactions and Agreements of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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
Subsequent Events
Class B-3 Common Stock conversion

On February 18, 2015, our board of directors approved the acceleration of all of our Class B-3 common stock into Class A common stock from June 12, 2015 to February 27, 2015. Upon completion of this conversion, all outstanding shares of our common stock are shares of Class A common stock, eligible to trade on the NYSE.

Dividend declaration

On February 18, 2015, our board of directors declared a cash dividend of $0.125 per share for stockholders of record as of March 2, 2015, payable on March 16, 2015.

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

As of December 31, 2014, the outstanding balance of the 2014 Amended Credit Agreement was $118 million, $100 million of which was outstanding under the 2014 Term Loan Facility and $18 million of which was outstanding under the 2014 Multi-Draw Term Facility. The 2014 Term Loan Facility matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, while the 2014 Multi-Draw Term Facility matures on December 23, 2021 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin ranging from 1.75% to 2.75%, depending on the LTV Ratio.

Om December 24, 2014, in connection with entering into the 2014 Amended Credit Agreement, we entered into an interest rate swap agreement (the "2014 Rabobank Swap"), which became effective on December 23, 2014. Under the terms of the 2014 Rabobank Swap, we pay interest at a fixed rate of 2.395% per annum to Rabobank and receive one-month LIBOR-based interest payments from Rabobank between December 23, 2014 and December 23, 2024.

Index to Consolidated Financial Statements

As of December 31, 2014, $35 million of our total debt outstanding is subject to an effectively fixed-interest rate when coupled with the 2014 Rabobank Swap. As of December 31, 2014, this balance incurred interest expense at an average rate of 4.145%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of December 31, 2014, after consideration of the 2014 Rabobank Swap, $83 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 1.91% as of December 31, 2014.

As of December 31, 2014, the weighted-average interest rate of the 2014 Amended Credit Agreement, after consideration of the 2014 Rabobank Swap, was 2.58%. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.8 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Agreement and acquisition of timberland properties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2014, 2013, or 2012.

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
Management's Report on Internal Control Over Financial Reporting

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

Index to Consolidated Financial Statements

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management believes that, as of December 31, 2014, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

Deloitte & Touche LLP, an independent registered public accounting firm and the auditor of our consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 and issued an attestation report. The report appears on page F-3 within Item 15 — Exhibits and Financial Schedules of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Index to Consolidated Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

We have provided below certain information about our directors and executive officers. Each director will serve until the next annual meeting of our stockholders (unless noted otherwise) or until his successor has been duly elected and qualified. The next election of our directors is anticipated to be held at our annual meeting in 2015.

Name	Age	Position(s)	Term of Office
Willis J. Potts, Jr.	68	Chairman of the Board	Since 2006
Alan D. Gold	54	Independent Director	Since 2013
Donald S. Moss	79	Independent Director	Since 2006
Douglas D. Rubenstein	52	Independent Director	Since 2013
Henry G. Zigtema	63	Independent Director	Since 2012
Jerry Barag	56	Chief Executive Officer, President and Director	Since 2013
Brian M. Davis	45	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	Since 2013
John F. Rasor	71	Chief Operating Officer, Secretary and Director	Since 2013

There are no family relationships between any directors, executive officers, or between any director and executive officer.

Willis J. Potts, Jr. has served as our Chairman of the Board since November 2013 and as one of our independent directors since 2006. From 1999 until his retirement in 2004, Mr. Potts served as Vice President and General Manager of Temple-Inland Inc., a major forest products corporation, where he was responsible for all aspects of the management of a major production facility, including timber acquisition, community relations and governmental affairs. From 1994 to 1999, Mr. Potts was Senior Vice President of Union Camp Corporation, where he was responsible for all activities of an international business unit with revenues of approximately $1 billion per year, including supervision of acquisitions and dispositions of timber and timberland, controllership functions and manufacturing. From 2004 to 2007, Mr. Potts served as the chairman of the board of directors of the Technical Association of the Pulp and Paper Industry (TAPPI), the largest technical association serving the pulp, paper and converting industry. From 2006 to 2012, Mr. Potts served on the Board of Regents of The University System of Georgia. Mr. Potts also serves as a director of J&J Industries, a privately held carpet manufacturing company. Mr. Potts received a Bachelor of Science in Industrial Engineering from the Georgia Institute of Technology. He also completed the Executive Program at the University of Virginia.

Our board of directors has determined that Mr. Potts’ extensive experience in the acquisition and disposition of timber and timberland, combined with his experience serving as a director of, and otherwise managing, organizations engaging in these activities, enable Mr. Potts to effectively carry out his duties and responsibilities as director.

Alan D. Gold has served as one of our independent directors since December 2013. Mr. Gold has served as Chairman of the Board and Chief Executive Officer of BioMed Realty Trust, Inc., or BioMed, a publicly traded REIT focused on acquiring, developing and managing laboratory and office space for the life science industry, since its formation in 2004. Mr. Gold served as President of BioMed from 2004 to December 2008 and as Chairman of the Board, President and Chief Executive Officer of BioMed’s privately held predecessor, Bernardo Property Advisors, Inc., from 1998 to 2004. Mr. Gold was a co-founder and served as President and a director of Alexandria Real Estate Equities, Inc., a publicly traded REIT specializing in acquiring and managing laboratory properties for lease to the life science industry, from its predecessor’s inception in 1994 until 1998. Mr. Gold served as managing partner of GoldStone Real Estate Finance and Investments, a partnership engaged in the real estate and mortgage business, from 1989 to 1994, as Assistant Vice President of Commercial Real Estate for Northland Financial Company, a full-service commercial property mortgage broker, from 1989 to 1990, and as Commercial Real Estate Investment Officer for John Burnham Company, a regional full-service commercial property mortgage banker, from 1985 to 1989. He served as a director of American

Index to Consolidated Financial Statements

Assets Trust, Inc., a publicly traded REIT focused on acquiring, developing and managing retail, office, multifamily and mixed-use properties, from August 2011 to March 2013. Mr. Gold received his Bachelor of Science in Business Administration and his Master of Business Administration from San Diego State University.

Our board of directors has determined that Mr. Gold’s extensive experience in real estate investment and management, particularly his experience serving as a director of publicly traded REITs, provides him with skills and knowledge that will enable him to effectively carry out his duties and responsibilities as a director.

Donald S. Moss has served as one of our independent directors since 2006. Mr. Moss is also an independent director of Piedmont Office Realty Trust, Inc., or Piedmont REIT, a publicly-traded REIT. He was employed by Avon Products, Inc. from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations—Worldwide from 1976 to 1979, Group Vice President of Sales—Worldwide from 1979 to 1980, Senior Vice President—International from 1980 to 1983 and Group Vice President—Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand and Avon Malaysia from 1980 to 1983. Mr. Moss is a past president and former director of The Atlanta Athletic Club, a former director of the Highlands Country Club in Highlands, North Carolina and the National Treasurer and a former director of the Girls Clubs of America. Mr. Moss attended the University of Illinois.

Our board of directors has determined that Mr. Moss’s experience serving as a director for other organizations, including a publicly-traded REIT, provides him with the business management skills and real estate knowledge desired to effectively carry out his duties and responsibilities as director.

Douglas D. Rubenstein has served as one of our independent directors since December 2013. Mr. Rubenstein has served as Senior Vice President and Director of Capital Markets and Business Strategy for Benjamin F. Edwards & Company, Inc., a private, full-service broker-dealer, since June 2012. From 2007 to June 2012, he held various positions in the Real Estate Investment Banking Group of Stifel, Nicolaus & Company, Inc., or Stifel, including Managing Director from 2007 to August 2008, Co-Group Head from August 2008 to December 2008 and Managing Director and Group Head from January 2009 to June 2012. From 1985 to 2007, he served in a variety of roles in the Capital Markets Division of A.G. Edwards & Sons, Inc., a U.S.-based financial services company that was acquired by Wachovia Corporation (now Wells Fargo & Company) in 2007, and was promoted from Analyst ultimately to Managing Director and Real Estate Group Coordinator. Mr. Rubenstein currently serves as a trustee at Whitfield School and previously served as a director and Chairman of the Board of Life Skills, a non-profit organization, for 16 years. He holds Series 7 (grandfathered into Series 79), 24 and 63 licenses and was formerly a member of the National Association of Real Estate Investment Trusts, or NAREIT. Mr. Rubenstein received a Bachelor of Arts in Economics from Lake Forest College and a Master of Business Administration from the John M. Olin School of Business at Washington University.

Our board of directors has determined that Mr. Rubenstein's extensive experience in the real estate industry and, specifically, raising capital for real estate companies, provides him with skills and knowledge that will enable him to effectively carry out his duties and responsibilities as a director.

Henry G. Zigtema has served as one of our independent directors since September 2012. Mr. Zigtema is an adjunct professor of accounting at Oglethorpe University ("Oglethorpe") and serves on the President’s Advisory Board at Oglethorpe. Prior to his retirement in 2006, Mr. Zigtema spent 28 years with Ernst & Young LLP, or Ernst & Young, and its predecessor firm, Arthur Young and Company. From 2001 to 2006, Mr. Zigtema was the Southeast Area Tax Managing Partner for Ernst & Young’s Real Estate Practice. During his career, Mr. Zigtema served in several key positions, including Area Director of Tax, Plains State Area Industry Leader for Telecommunications, Oil and Gas, and Real Estate as well as a National Office Partner for Strategic Business Services. Mr. Zigtema served as the tax engagement partner or client service partner for a wide variety of clients, including multinational companies such as Sprint, Zion’s Bank, US Bank, Piedmont REIT, Columbia Property Trust, Inc., or Columbia, various publicly traded REITs in the retail, office, apartment and mortgage spaces, as well as a number of private clients. Past board of director involvement includes Maur Hill Prep School, Kapaun Mt. Carmell High School, St. Thomas Aquinas School, Wichita State Accounting Conference Committee, Sedgewick County Zoo and Ronald McDonald House. Mr. Zigtema is

Index to Consolidated Financial Statements

currently the chair of the Finance Committee for the Robert W. Woodruff Library. Mr. Zigtema has contributed to various Ernst & Young publications and was a member of NAREIT. Mr. Zigtema received a Bachelor of Arts in mathematics from Texas Christian University and a Juris Doctorate from Southern Methodist University. He also completed non-degree accounting classes at the University of Texas at Dallas. Mr. Zigtema is a Certified Public Accountant with permits to practice in Georgia, Kansas and Texas and is an inactive member of the Texas Bar.

Our board of directors has determined that Mr. Zigtema’s extensive accounting and tax background and experience serving as a director for other organizations enable Mr. Zigtema to effectively carry out his duties and responsibilities as director.

Jerry Barag has served as our Chief Executive Officer and President since our transition to self-management on October 25, 2013 and became a director on December 17, 2013. Mr. Barag served as our consultant from August 2013 to his appointment as our Chief Executive Officer and President. Mr. Barag brings over 30 years of real estate, timberland and investment experience, including expertise in acquisitions, divestitures, asset management, property management and financing. From September 2011 to our transition to self-management, Mr. Barag has served as a Principal with Mr. Rasor of TimberStar Advisors, an Atlanta-based timberland investment consulting firm, where he specialized in acquiring and managing timberlands in the United States. From 2004 to September 2011, he served as Managing Director of TimberStar, a timberland investment joint venture among himself, Mr. Rasor, iStar Financial, Inc. and other institutional investors. While at TimberStar, he oversaw the acquisition of over $1.4 billion of timberlands in Arkansas, Louisiana, Maine and Texas. From 2003 to 2004, he served as Chief Investment Officer of TimberVest, LLC, or TimberVest, an investment manager specializing in timberland investment planning. Prior to joining TimberVest, Mr. Barag served as Chief Investment Officer and Chairman of the Investment Committees for Lend Lease, a subsidiary of Lend Lease Corp., a construction, development and real estate investment management advisory company traded on the Australian Securities Exchange. Mr. Barag received his Bachelor of Science from The University of Pennsylvania, Wharton School.

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

John F. Rasor has served as our Chief Operating Officer and Secretary since our transition to self-management on October 25, 2013 and became a director on December 17, 2013. Mr. Rasor has served as our consultant from August 2013 to his appointment as our Chief Operating Officer and Secretary. Mr. Rasor brings over 45 years of experience in the timberland and forest products industries, including expertise in manufacturing, fiber procurement and log merchandising, sales and distribution. From September 2011 to our transition to self-management, Mr. Rasor has served as a Principal with Mr. Barag of TimberStar Advisors. From 2004 to September 2011, he served as Managing Director of TimberStar. During his 40-year career with Georgia-Pacific Corporation, or Georgia Pacific, Mr. Rasor served as an Executive Vice President of Georgia-Pacific from 1996 to 2003, where he was responsible for all of Georgia-Pacific’s timberland and the procurement of all the wood and fiber needed to operate Georgia-Pacific’s mills. He also played a key role in the separation of Georgia-Pacific’s timberland assets into a separate operating entity in

Index to Consolidated Financial Statements

1997 that subsequently merged with Plum Creek Timber Company, Inc. in 2001. Following the separation of Georgia Pacific’s timberland assets, Mr. Rasor assumed responsibility for several of Georgia Pacific’s building products business units and staff positions in addition to serving as a member of the Executive Management Committee of the company. Mr. Rasor attended Willamette University and the University of Oregon.

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

Compensation Committee

The primary function of the Compensation Committee is to assist our board of directors in fulfilling its responsibilities with respect to the compensation of our Chief Executive Officer and our other executive officers and the administration of our compensation plans, programs and policies. For additional information about the Compensation Committee’s processes and the role of executive officers and compensation consultants in determining compensation, see “Item 11 – Executive Compensation.” Our Compensation Committee is comprised of Donald S. Moss (Chairman), Alan D. Gold, and Douglas D. Rubenstein.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.catchmark.com. Any amendments to or waivers of the Code of Ethics will also be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Index to Consolidated Financial Statements

Under the U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the required reports on a timely basis in 2014.

ITEM 11    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies for 2014. Following this Compensation Discussion and Analysis, you will find a series of tables and narrative disclosure containing specific data about the compensation earned in 2014 by the following individuals, whom we refer to as our named executive officers (the "NEOs"):

•	Jerry Barag, our Chief Executive Officer and President,

•	John F. Rasor, our Chief Operating Officer and Secretary, and

•	Brian M. Davis, our Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.

Compensation Governance Highlights

✓ The compensation committee is composed solely of independent directors.	✗ We do not provide U.S. tax code Section 280G excise tax “gross ups”.
✓ We have stock ownership guidelines for our executive officers and our independent directors.
 ✗ The change in control definition contained in the Amended and Restated 2005 Long-Term Incentive Plan is not a “liberal” definition that would be activated on mere stockholder approval of a transaction.

✓ The exercise price of options granted under the Amended and Restated 2005 Long-Term Incentive Plan may not be less than the closing price of our common stock on the date of grant.	✗ The Amended and Restated 2005 Long-Term Incentive Plan prohibits the repricing of stock options without stockholder approval.
✓ Severance agreements for executive officers include double-trigger change-in-control severance benefits.
✓ The compensation committee has engaged an independent compensation consultant.
✓   The compensation committee has designed our compensation program to pay for performance, with a particular focus on long-term shareholder return, as evidenced by performance-based restricted share awards granted in 2015.

History of Compensation Committee and Compensation Program

Our compensation committee was formed in August 2013 in anticipation of our transition to self-management and our Initial Public Listed Offering. Prior to our transition to self-management, we did not have any employees and did not pay any compensation to any of our NEOs. Messrs. Barag and Rasor, along with certain entities they control, provided us with consulting services in connection with the operation of our business from August 2013 through October 25, 2013, when we terminated the consulting agreement and hired Mr. Barag as our Chief Executive Officer and President, and Mr. Rasor as our Chief Operating Officer and Secretary, respectively. As a result, for the majority of 2013, we did not have, nor did our board consider, a compensation policy or program.

Index to Consolidated Financial Statements

In designing our NEOs’ initial compensation packages, our compensation committee’s objective was to provide compensation that directly relates to, incentivizes and rewards their contributions to our operating and financial performance, the overall growth of our company and the transition to self-management. In developing our compensation program for 2014 and beyond, our compensation committee strives to further align our executive officers' interests with the interests of our stockholders and encourage longer term value creation for our stockholders.

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

To assist in evaluating our compensation practices, in 2014, the compensation committee engaged FPL Associates L.P. (“FPL”) to provide a competitive analysis of compensation levels for our named executive officers. Specifically, our compensation committee worked with FPL to establish our peer group, and FPL conducted a competitive market assessment of the compensation elements for each of our NEOs, compared to our peer group.

In determining the appropriate component companies for our peer group, our compensation committee and FPL focused on (i) timber-focused REITs; (ii) companies - both REITs and natural resources-based companies - of comparable size overall; and (iii) REITs that have recently conducted an initial public offering that have also experienced a sharp growth trajectory. The table below shows information for our 2014 peer group, all of which have fiscal years ending on December 31, with the exception of Universal Forest Products, whose fiscal year ends on the last Saturday of the calendar year.

Company	Market Capitalization as of December 31, 2014 ($'s in millions)
CatchMark Timber Trust, Inc.	446
AmREIT, Inc.	522
Armada Hoffler Properties, Inc.	237
Deltic Timber	861
Excel Trust, Inc.	818
Forestar Group	538
Physicians Realty Trust	753
Pope Resources	275
Potlatch Corporation	1,700
Rayonier, Inc.	3,541
St Joe Company	1,697
STAG Industrial, Inc.	1,579
Summit Hotel Properties, Inc.	1,070
Universal Forest Products	1,063

The Compensation Committee primarily reviewed the lower quartile of compensation within the peer group. In setting actual compensation levels for our NEOs, however, our compensation committee considers various factors - each as discussed in greater detail below in this CD&A - and did not target any element of compensation at a particular percentile or percentile range of the peer group data. Rather, our compensation committee uses this information as one input in its decision-making process.

Consideration of Last Year’s Advisory Stockholder Vote on Executive Compensation

Index to Consolidated Financial Statements

At the annual meeting of stockholders on August 13, 2014, approximately 96.7% of the votes cast were in favor of the advisory vote on the compensation of our NEOs, as discussed and disclosed in the 2014 Proxy Statement. In considering the results of the company’s first advisory vote on executive compensation, our compensation committee concluded that the stockholder vote reflects favorable stockholder support of the compensation paid to our NEOs. In light of this support, the compensation committee decided to retain the primary components of the compensation program, with an emphasis on short and long-term incentive compensation. The compensation committee also continues to focus on more effectively linking pay for performance and, with that goal in mind, made several changes to the compensation program for 2015, as described below.

The compensation committee recognizes that executive pay practices and notions of sound governance principles continue to evolve. Consequently, the compensation committee intends to continue paying close attention to the advice and counsel of its independent compensation advisors and invites our stockholders to communicate any concerns or opinions on executive pay directly to the compensation committee or the board.

Elements of 2014 Named Executive Officer Compensation

Our compensation committee, based on recommendations of our compensation consultant and discussions with our management, determined the initial compensation levels for our NEOs that are intended to reward such individuals while closely aligning their interests with those of our stockholders. The key elements of compensation for our NEOs in 2014 were base salary, annual bonus, and equity incentive awards. We also have an employment agreement with each of our NEOs, as discussed later in this Compensation Discussion and Analysis.

Base Salary. The compensation committee set the initial base salary levels for our NEOs after considering a variety of factors, including market salary information, the executive’s experience, geographic factors, our size and assets, general and administrative expenses, internal equity considerations, our transition to self-management and listing on the NYSE. The compensation committee set the initial base salary levels of Messrs. Barag, Rasor, and Davis at $325,000, $305,000, and $305,000, respectively, and did not make any changes to base salaries for 2014.

Annual Bonus. Our compensation committee approved annual bonuses for our named executive officers based on its subjective assessment of the company’s performance and the individual performance by each executive over the course of 2014. As part of its review, the compensation committee considered, among other things, the company’s performance against targets related to funds from operations/cash available for distribution and acquisitions, as well as each executive’s critical role in the company’s transition to self-management. The resulting bonuses for Messrs. Barag, Rasor and Davis are $215,000, $110,000 and $110,000, respectively, each of which are reported in the Bonus column of the Summary Compensation table.

Equity Incentive Awards. We provide a substantial portion of each of our NEOs’ total annual compensation opportunity in the form of equity-based awards, as discussed in greater detail below.

2013 Equity Awards. In 2013, we provided our NEOs with (i) restricted stock units with vesting criteria that were intended to reward our NEOs for the successful completion of our Initial Listed Public Offering and listing on the NYSE and (ii) time-based and performance-based restricted shares of Class A common stock. Stock ownership is the simplest, most direct way to align our NEOs’ interests with those of our stockholders. The vesting and other design features of these awards, together with our stock ownership guidelines, encourage long-term stock ownership by our NEOs to further motivate them to create long-term stockholder value.

Index to Consolidated Financial Statements

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
Time-based restricted shares of Class A common stock	Vest in approximately equal annual installments on December 31 of each of 2014, 2015, 2016, and 2017, subject to the executive's continued employment	Retention Aligns interests with those of our stockholders
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
Aligns interests with those of our stockholders

As noted above, in designing the performance-based restricted share awards, the compensation committee selected FFO/CAD and acquisitions as performance metrics because such metrics drive the operational success of our company. The stock price performance metric was selected because it directly aligns management and stockholder interests and stock price appreciation is reflective of our company’s growth and success. Eighty percent (80%) of the performance-based restricted shares were eligible to vest based on the achievement of three financial performance goals for 2014 and twenty percent (20%) of the performance-based restricted shares were eligible to vest based on the achievement of individual performance goals that relate to the executive’s goals and objective for 2014. The performance-based restricted shares originally contained an “accretive acquisition” financial metric. On March 12, 2014, the compensation committee approved a modification to these awards to change the performance metric from “accretive acquisitions” to “acquisitions” in order to eliminate any potential uncertainty as to how accretive would be measured for purposes of this metric.

In determining the number of shares of Class A common stock to grant pursuant to each award, our compensation committee considered market total and equity compensation information, our size and assets, the transition to self-management and anticipated initial public offering and listing on the NYSE, information from FPL regarding market practices relating to equity awards in connection with initial public offerings, and general and administrative expenses. More information regarding the equity incentive awards can be found in the Outstanding Equity Awards at 2014 Fiscal-Year End table.

The 2013 equity awards were intended to comprise a component of both 2013 and 2014 compensation. Accordingly, our NEOs did not receive any grants of equity awards in 2014.

Attainment of Performance Goals Related to 2013 Equity Awards. Our NEOs earned eighty percent of the 2013 performance-based restricted shares awarded in 2014, based on achievement of the performance metrics and goals described below.

Index to Consolidated Financial Statements

FFO/CAD (30% weighting)

	FFO/CAD	% of Target Award Earned
Target	$11.60M	30%
Threshold	$9.28M - $11.60M	15%
Less than Threshold	Less than $9.28M	0%

Acquisitions (30% weighting)

	Acquisitions	% of Target Award Earned
Target	$75.0M	30%
Threshold	$60.0M - $75.0M	15%
Less than Threshold	Less than $60.0M	0%

Stock Price Performance (20% weighting)

	Stock Price (1)	% of Target Award Earned
Target	$17.50	20%
Threshold	$15.50	10%
Less than Threshold	Less than $15.50	0%
(1) The stock price must be maintained for ten consecutive trading days during the performance period.

Our NEOs had the opportunity to earn the remaining twenty percent of the performance-based restricted shares based on the compensation committee’s assessment of their individual performance during 2014.

Based on the company’s achievement of the performance goals as reflected in the table below and the compensation committee’s subjective assessment and determination that the NEOs achieved 100% achievement of their individual performance goals, each of our NEOs earned eighty percent of the performance-based restricted shares, which restricted shares will cliff-vest on January 1, 2018, provided the NEO remains employed by us on such date.

FFO/CAD	Acquisitions	Stock Price
$21.0M (30% earned)	$236.0M (30% earned)	Less than $15.50 (0% earned)

Retirement Benefits; Other Benefits and Perquisites. The NEOs are eligible to participate in our 401(K) plan and are entitled to the maximum paid vacations days per calendar year allowed under our policies.

Changes in Compensation Program for 2015

As part of its ongoing effort to enhance and refine the compensation program, and as the Company has now been fully internalized and publicly traded for more than one year, the compensation committee made several important changes to the compensation program for 2015, including:

•
the introduction of a formal annual bonus program, pursuant to which our executives may earn a cash bonus based upon achievement of pre-determined goals related to adjusted EBITDA, acquisitions and debt/equity ratio, with a component of the bonus also being tied to the executive’s individual performance; and

•	the grant of performance-based restricted stock awards that vest over a 3-year performance period based on achievement of goals related to a combination of relative TSR metrics.

Our compensation committee believes that these changes will further align our executive officers' interests with the interests of our stockholders and encourage longer term value creation for our stockholders.

Index to Consolidated Financial Statements

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

Compensation Committee Report

The Compensation Committee of the Board oversees the compensation program of CatchMark Timber Trust, Inc. on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the above Compensation Discussion and Analysis. In reliance on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which will be filed with the Securities and Exchange Commission. This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

By the Compensation Committee:
Donald S. Moss, Chairman (August 26, 2013 to present)
Willis J. Potts, Jr. (August 26, 2013 to February 10, 2014)
Henry G. Zigtema (August 26, 2013 to February 10, 2014)
Alan D. Gold (February 10, 2014 to present)
Doug D. Rubenstein (February 10, 2014 to present)

Executive Compensation

Index to Consolidated Financial Statements

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid to or earned by our NEOs for the fiscal years ended December 31, 2014 and December 31, 20133.

Name and Principal Position	Year	Salary ($)	Annual Bonus ($)	Stock Awards (1) ($)	All Other (2) ($)	Total ($)
Mr. Jerry Barag Chief Executive Officer and President	2014	325,000	215,000 (3)	—	20,438	560,438
	2013	92,796(4)	—	838,449	2,438	933,683
Mr. John F. Rasor Chief Operating Officer and Secretary	2014	305,000	110,000 (3)	—	20,246	435,246
	2013	89,104(4)	—	596,778	5,643	691,525
Mr. Brian M. Davis Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2014	305,000	110,000 (3)	—	17,500	432,500
	2013	56,308(4)	—	596,778	563	653,649

(1)
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

(2)	Reflects employer's matching contribution to the 401(k) plan.

(3)	Reflects the cash bonus awarded to our NEOs based on the compensation committee’s review of performance during 2014. For more information, see the Compensation Discussion and Analysis.

(4)	Includes $32,796 and $32,796 for Messrs. Barag and Rasor, respectively, received as fees for consulting services provided from August 2013 through October 25, 2013.
2014 Grants of Plan-Based Awards
Our NEOs did not receive any grants of plan-based awards for the fiscal year ended December 31, 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2014 with respect to our NEOs.

Index to Consolidated Financial Statements

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Mr. Barag	9,900(1)	112,068
	15,840(2)	179,309
Mr. Rasor	7,800(1)	88,296
	12,480(2)	141,274
Mr. Davis	7,800(1)	88,296
	12,480(2)	141,274

(1)
Reflects shares of restricted Class A common stock granted to the NEO on November 4, 2013 that vest in approximately equal annual installments on each of December 31, 2014, December 31, 2015, December 31, 2016, and December 31, 2017, subject to the executive’s continued employment with us on each vesting date.

(2)
Reflects shares of restricted Class A common stock granted to the NEO on December 13, 2013 that were earned based upon achievement of performance goals related to (i) 2014 funds from operations /cash available for distribution (FFO/CAD); (ii) 2014 acquisitions; (iii) 2014 stock price performance; and (iv) individual performance. The earned shares will vest on January 1, 2018, subject to the executive’s continued employment with us on each vesting date.

(3)	Based on the closing price of our Class A common stock on December 31, 2014, the last trading day of our fiscal year ($11.32).

2014 Stock Vested

The following table summarizes amounts received in 2014 upon the vesting of shares of restricted stock held by our NEOs.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Mr. Barag	3,300	37,356
Mr. Rasor	2,600	29,432
Mr. Davis	2,600	29,432

(1)
Represents the number of restricted shares of Class A common stock in 2014 and the aggregate value of such shares of based upon the fair market value of our Class A common stock on December 31, 2014, the vesting date ($11.32).

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

Summary of Potential Termination Payments and Benefits

The following tables summarize the value of the termination payments and benefits that each of our named executive officers would receive if a change in control had occurred on December 31, 2014 and/or if the executive had terminated employment on December 31, 2014 under the circumstances shown. The amounts shown in the tables do not include accrued but unpaid salary or payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment, such as distributions of plan balances under our tax-qualified 401(k) plan, and death or disability benefits under our generally available welfare programs.

Name	Termination for Cause or Resignation without Good Reason ($)	Termination without Cause or Resignation For Good Reason not in connection with a Change in Control ($)	Death or Disability ($)	Termination without Cause or Resignation For Good Reason in connection with a Change in Control ($)	Change in Control (without a termination of employment) ($)
Mr. Barag
Cash Severance	—	650,000	—	975,000	—
Health Benefits (1)	—	18,462	—	18,462	—
Value of Unvested Equity Awards (2)	—	291,377	291,377	291,377	291,377
Total	—	959,839	291,377	1,284,839	291,377
Mr. Rasor
Cash Severance	—	610,000	—	915,000	—
Health Benefits (1)	—	25,434	—	25,434	—
Value of Unvested Equity Awards (2)	—	229,570	229,570	229,570	229,570
Total	—	865,004	229,570	1,170,004	229,570
Mr. Davis
Cash Severance	—	610,000	—	915,000	—
Health Benefits (1)	—	28,668	—	28,668	—
Value of Unvested Equity Awards (2)	—	229,570	229,570	229,570	229,570
Total	—	868,238	229,570	1,173,238	229,570

(1)	Represents for Messrs. Barag and Davis Company-paid COBRA for medical and dental coverage based on COBRA 2014 rates for 18 months and for Mr. Rasor 18 monthly payments of $1,413.

(2)
Represents the value of unvested equity awards that vest upon the designated event, valued as of year-end 2014 based upon the closing price of our Class A common stock on the NYSE on December 31, 2014, the last trading day in our 2014 fiscal year, of $11.32.

Index to Consolidated Financial Statements

2014 Director Compensation

The following table provide information about the compensation earned by our independent directors during 2014.

Name	Fees Earned or Paid in Cash ($) (1) (2)	Stock Awards ($)(3)	Total ($)
Alan D. Gold	62,750	30,000	92,750
Donald S. Moss	88,375	30,000	118,375
Willis J. Potts, Jr.	113,496	30,000	143,496
Douglas D. Rubenstein	67,750	30,000	97,750
Henry G. Zigtema	91,500	30,000	121,500

(1)
Includes base retainer and supplemental retainer payable quarterly in advance. During 2014, each independent director received five quarterly retainer payments, consisting of his 2014 retainer and first quarter 2015 retainer. .

(2)
Mr. Potts elected to receive his supplemental retainer in the form of the company's Class A common stock. The number of shares granted was determined by dividing $6,250 (one-quarter of Mr. Potts' supplemental cash retainer) by the closing price of the company's Class A common stock on the NYSE on the respective payment date, rounded to the nearest whole share. We issued 2,529 shares of Class A common stock to Mr. Potts during 2014 as payment of the cash supplemental retainer, with a total value of $31,246 due to rounding.

(3)
Includes the grant date fair value of restricted stock granted in the amount of $30,000 pursuant to our amended and restated independent directors’ compensation plan, determined in accordance with FASB ASC Topic 718. Based on the per share close price of $13.79 of our Class A common stock on March 18, 2014, each independent director received 2,175 shares of restricted stock, all of which vest in thirds on each of the first three anniversaries of the date of grant.

As of December 31, 2014, our directors held the following unvested stock awards and option awards:

Name	Stock Awards(#)	Option Awards (#)
Alan D. Gold	2,842	—
Donald S. Moss	2,575	2,305
Willis J. Potts, Jr.	2,575	2,305
Douglas D. Rubenstein	2,842	—
Henry G. Zigtema	2,775	—

Independent Director Compensation Program for 2014

On February 10, 2014, our board adopted the Amended and Restated Independent Director Compensation Plan, the terms of which are described below.

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

Index to Consolidated Financial Statements

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
The following table sets forth information as of February 28, 2015, regarding the number and percentage of shares of Class A common stock and Class B common stock beneficially owned by: (1) each director and director nominee; (2) each named executive officer; (3) all directors and executive officers as a group; and (4) any person known to us to be the beneficial owner of more than 5% of our outstanding shares.

Names of Beneficial Owners(1)	Class A Common Stock		Class B Common Stock (5)		Total Common Stock
	Shares	%	Shares	%	Shares	%
Common Stock
T. Rowe Price Associates, Inc. (2)	4,019,800	10.2%	—	*	4,019,800	10.2%
Jerry Barag	149,388	*	—	*	149,388	*
John F. Rasor	100,819	*	—	*	100,819	*
Brian M. Davis	82,291	*	—	*	82,291	*
Alan D. Gold	6,875	*	—	*	6,875	*
Donald S. Moss (3)	19,272	*	—	*	19,272	*
Willis J. Potts, Jr. (3)	8,710		—	*	8,710
Douglas D. Rubenstein	6,875	*	—	*	6,875	*
Henry G. Zigtema	7,575	*	—	*	7,575	*
All directors and executive officers as a group (4)	381,805	*	—	*	381,805	*

*	Less than 1%.

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

(2)
The amount shown and the following information are derived from the Schedule 13G/A (Amendment No.1) filed with the SEC on February 17, 2015 by T. Rowe Price Associates, Inc.. reporting beneficial ownership as of December 31, 2014. The address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(3)	Includes shares issuable upon the exercise of granted options.

Index to Consolidated Financial Statements

(4)	The address for our directors and officers is 5 Concourse Parkway, Suite 2325, Atlanta, Georgia 30328.

(5)	As of February 28, 2015, no Class B shares were outstanding.

Equity Compensation Plan Information

The following table gives information as of December 31, 2014 about the common stock that may be issued under our equity compensation plans. Our 2005 Long-Term Incentive Plan (the “Original 2005 Plan”) was approved by our board and our sole stockholder in 2005. On October 25, 2013, our board amended and restated the Original 2005 Plan (the “Amended and Restated 2005 Plan”) and authorized the issuance of an additional 1,150,000 shares of Class A common stock and 50,000 shares of each of the Class B-1, Class B-2 and Class B-3 common stock under the Amended and Restated 2005 Plan. The Amended and Restated 2005 Plan has not been approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders (1)	4,611	(2)	$23.85	195,915
Equity Compensation Plans Not Approved by Stockholders (4)	—		—	958,739
Total	4,611		$23.85	1,154,654

(1)	Original 2005 Plan

(2)	Represents shares issuable to the exercise of stock options.

(3)	Calculation of weighted average exercise price of outstanding stock options.

(4)	Amended and Restated 2005 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

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

Transition to Self-Management

On October 25, 2013, we became self-managed by terminating the advisory agreement with Wells TIMO and hiring certain individuals previously employed by Wells TIMO or Wells REF, as well as hiring a Chief Executive Officer and President and Chief Operating Officer and Secretary not affiliated with Wells TIMO, which we refer to collectively as our transition to self-management. Wells TIMO was indirectly wholly owned by Wells REF, which is wholly owned

Index to Consolidated Financial Statements

by Leo F. Wells. We no longer have any ongoing related party relationship with Wells TIMO, Wells REF, Mr. Wells or their affiliates.

Office Sublease. During 2014, we subleased approximately 5,723 square feet of office space from Wells REF for monthly base rent of $5,961, plus additional costs for various space-related services, or an aggregate of $17,883 for the year ended December 31, 2014. The sublease expired on March 31, 2014.

Transition Services Agreement. Pursuant to a transition services agreement, during 2014, Wells REF and its affiliates provided consulting, support and transitional services to us to assist our company in becoming self-managed. Specifically, these services included, without limitation, human resources, compliance and risk management, treasury and cash management, investor relations and stockholder support, information technology services, various administrative functions and other services. For these services, we were obligated to pay Wells REF a consulting fee equal to $22,875 per month and to reimburse Wells REF for expenses it incurred in connection with the services provided, excluding its administrative service expenses such as personnel and overhead costs, or an aggregate of $137,250 for the year ended December 31, 2014. The transition services agreement expired on June 30, 2014.

On January 31, 2014, we entered into an agreement with Wells REF related to transfer agency services fees ("Transfer Agency Fee Agreement"). According the the Transfer Agency Fee Agreement, Wells REF paid an aggregate of $250,000 in transfer agency fees directly to DST System, Inc.("DST"), our former transfer agent prior to February 24, 2014, from December 2013 until February 2014.

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

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2014, Deloitte & Touche LLP served as our independent auditor and Deloitte Tax LLP provided certain domestic tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation.

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

Index to Consolidated Financial Statements

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

All services rendered by Deloitte & Touche LLP and Deloitte Tax LLP for the year ended December 31, 2014, were preapproved in accordance with the policies and procedures described above.

Principal Auditor Fees

The Audit Committee reviewed the audit and nonaudit services performed by our principal auditor, as well as the fees charged by the principal auditor for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of the principal auditor. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by our principal auditor, for the years ended December 31, 2014 and 2013, are set forth in the table below.

	2014	2013
Audit fees	$420,000	$322,000
Audit-related fees	45,000	225,613
Tax fees	89,345	74,345
All other fees	—	—
Total	$554,345	$621,958
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
(b)        See (a) 3 above.
(c)        See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of March 2015.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	March 6, 2015	By:	/s/ JERRY BARAG
Jerry Barag President, Chief Executive Officer, and Director

Signature	Title	Date

/s/ JERRY BARAG	President, Chief Executive Officer, and Director	March 6, 2015
Jerry Barag

/s/ BRIAN M. DAVIS	Senior Vice President, Chief Financial Officer,	March 6, 2015
Brian M. Davis	Treasurer, Assistant Secretary, and
Principal Accounting Officer

/S/ JOHN F. RASOR	Chief Operating Officer, Secretary and Director	March 6, 2015
John F. Rasor

/S/ WILLIS J. POTTS, JR.	Chairman of the Board	March 6, 2015
Willis J. Potts, Jr.

/S/ DONALD S. MOSS	Independent Director	March 6, 2015
Donald S. Moss

/S/ HENRY G. ZIGTEMA	Independent Director	March 6, 2015
Henry G. Zigtema

/S/ ALAN D. GOLD	Independent Director	March 6, 2015
Alan D. Gold

/S/ DOUGLAS D. RUBENSTEIN	Independent Director	March 6, 2015
Douglas Rubenstein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CatchMark Timber Trust, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operation, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CatchMark Timber Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CatchMark Timber Trust, Inc.
Atlanta, Georgia
We have audited the internal control over financial reporting of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 6, 2015

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$17,365,370	$8,613,907
Accounts receivable	797,976	593,546
Prepaid expenses and other assets	2,781,001	2,506,470
Deferred financing costs, less accumulated amortization of $267,022 and $9,633 as of December 31, 2014 and 2013, respectively	4,244,281	1,483,547
Timber assets (Note 3):
Timber and timberlands, net	543,101,237	325,726,398
Intangible lease assets, less accumulated amortization of $930,973 and $927,451 as of December 31, 2014 and 2013, respectively	26,113	29,634
Total assets	$568,315,978	$338,953,502

Liabilities:
Accounts payable and accrued expenses	$2,357,925	$3,127,857
Other liabilities	3,265,706	3,734,193
Note payable and line of credit (Note 4)	118,000,000	52,160,000
Total liabilities	123,623,631	59,022,050

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 889,500,000 shares authorized; 36,192,968 and 13,900,382 shares issued and outstanding as of December 31, 2014 and 2013, respectively	361,930	139,004
Class B-1 common stock, $0.01 par value; 3,500,000 shares authorized; 0 and 3,164,483 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	31,645
Class B-2 common stock, $0.01 par value; 3,500,000 shares authorized; 0 and 3,164,483 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	31,645
Class B-3 common stock, $0.01 par value; 3,500,000 shares authorized; 3,164,476 and 3,164,483 shares issued and outstanding as of December 31, 2014 and 2013, respectively	31,644	31,644
Additional paid-in capital	612,518,523	432,117,205
Accumulated deficit and distributions	(167,363,988)	(152,688,059)
Accumulated other comprehensive income (loss)	(855,762)	268,368
Total stockholders’ equity	444,692,347	279,931,452
Total liabilities and stockholders’ equity	$568,315,978	$338,953,502
See accompanying notes.

Index to Consolidated Financial Statements

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Revenues:
Timber sales	$40,634,448	$26,703,375	$30,510,536
Timberland sales	10,649,819	2,498,757	10,972,440
Other revenues	3,026,442	2,845,458	2,716,803
	54,310,709	32,047,590	44,199,779
Expenses:
Contract logging and hauling costs	17,321,986	13,606,299	15,798,776
Depletion	14,788,215	8,505,024	11,677,229
Cost of timberland sales	5,558,063	1,754,242	7,849,652
Forestry management expenses	3,567,232	2,769,162	2,271,201
General and administrative expenses	6,184,850	10,200,459	5,925,143
Land rent expense	830,842	1,043,157	1,575,443
Other operating expenses	2,942,373	2,771,562	2,801,934
	51,193,561	40,649,905	47,899,378
Operating income (loss)	3,117,148	(8,602,315)	(3,699,599)

Other income (expense):
Interest income	177,449	3,247	1,638
Interest expense	(2,635,048)	(4,704,673)	(5,049,255)
Gain (loss) on interest rate swap	—	106,821	(123,516)
	(2,457,599)	(4,594,605)	(5,171,133)
Net income (loss)	659,549	(13,196,920)	(8,870,732)

Dividends to preferred stockholder	—	(359,784)	(373,992)
Net income (loss) available to common stockholders	$659,549	$(13,556,704)	$(9,244,724)
Weighted-average common shares outstanding —basic and diluted	31,567,786	13,145,779	12,741,822
Per-share information—basic and diluted:
Net income (loss) available to common stockholders	$0.02	$(1.03)	$(0.73)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$659,549	$(13,196,920)	$(8,870,732)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(1,124,130)	956,042	(687,674)
Comprehensive loss	$(464,581)	$(12,240,878)	$(9,558,406)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2011	3,146,527	$31,466	9,439,583	$94,396	37,748	$48,685,499	$271,617,462	$(130,620,551)	$—	$189,808,272
Issuance of common stock	41,445	414	124,331	1,243			4,133,145	(61)		4,134,741
Redemptions of common stock	(7,909)	(79)	(23,726)	(237)			(742,799)			(743,115)
Dividends on preferred stock					—	373,992	(373,992)			—
Redemptions of preferred stock					(356)	(459,436)	—			(459,436)
Commissions and discounts on stock sales and related dealer-manager fees							(361,364)			(361,364)
Other offering costs							(48,752)			(48,752)
Write-off of due to affiliates							27,315,249			27,315,249
Net loss								(8,870,732)		(8,870,732)
Other comprehensive loss									(687,674)	(687,674)
Balance, December 31, 2012	3,180,063	$31,801	9,540,188	$95,402	37,392	$48,600,055	$301,538,949	$(139,491,344)	$(687,674)	$210,087,189
Issuance of common stock pursuant to:
Listed Public Offerings	10,526,316	105,263	—	—			142,000,003			142,105,266
Long term incentive plan, net of amounts withheld for income taxes	191,561	1,916	900	9			1,210,057			1,211,982
Forfeiture of restricted stock award	(202)	(2)	(606)	(6)			(197)	205		—
Fractional share conversion	17,662	176	(17,662)	(176)			—			—
Redemptions of common stock	(15,018)	(150)	(29,371)	(295)			(680,050)			(680,495)
Stock issuance cost							(11,591,773)			(11,591,773)
Dividends on preferred stock						359,784	(359,784)			—
Redemptions of preferred stock					(37,392)	(48,959,839)				(48,959,839)
Net loss								(13,196,920)		(13,196,920)
Other comprehensive income									956,042	956,042
Balance, December 31, 2013	13,900,382	$139,004	9,493,449	$94,934	—	$—	$432,117,205	$(152,688,059)	$268,368	$279,931,452
Issuance of common stock pursuant to:
Listed Public Offerings	15,953,947	159,539					190,062,495			190,222,034
Long term incentive plan, net of amounts withheld for income taxes	9,694	97					381,152			381,249
Redemptions of common stock	(7)	—	(21)	—			(370)			(370)
Conversion to Class A Shares	6,328,952	63,290	(6,328,952)	(63,290)						—
Dividends on common stock ($.47 per share)								(15,335,478)		(15,335,478)
Stock issuance cost							(10,041,959)			(10,041,959)
Net income								659,549		659,549
Other comprehensive loss									(1,124,130)	(1,124,130)
Balance, December 31, 2014	36,192,968	$361,930	3,164,476	$31,644	—	$—	$612,518,523	$(167,363,988)	$(855,762)	$444,692,347
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$659,549	$(13,196,920)	$(8,870,732)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depletion	14,788,215	8,505,024	11,677,229
Basis of timberland sold	5,072,230	1,569,543	7,187,733
Noncash interest expense	738,079	1,331,664	1,731,310
Stock-based compensation expense	417,999	1,838,082	28,333
Other amortization	97,930	155,571	275,929
Unrealized gain on interest rate swaps	—	(128,934)	(847,743)
Basis of casualty loss	—	—	25,541
Changes in assets and liabilities:
Accounts receivable	(204,430)	64,809	(13,733)
Prepaid expenses and other assets	618,512	(1,143,942)	(580,259)
Accounts payable and accrued expenses	(997,490)	1,394,706	(228,993)
Due to affiliates	—	(1,326,255)	(153,941)
Other liabilities	(1,345,790)	(135,161)	1,195,196
Net cash provided by (used in) operating activities	19,844,804	(1,071,813)	11,425,870

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(905,996)	(444,003)	(530,739)
Timberland acquisitions	(237,526,958)	(1,742,528)	(22,523,863)
Funds released from escrow accounts	—	2,050,063	4,712,183
Net cash used in investing activities	(238,432,954)	(136,468)	(18,342,419)

Cash Flows from Financing Activities:
Proceeds from notes payable	320,750,000	—	133,000,000
Repayment of notes payable	(254,910,000)	(80,196,123)	(122,669,549)
Financing costs paid	(3,301,614)	(1,493,705)	(1,370,396)
Issuance of common stock	190,222,034	142,105,266	4,062,647
Dividends paid to common stockholders	(15,335,478)	—	—
Share repurchase	(43,000)	(582,235)	—
Redemptions of common stock	(370)	(680,495)	(743,115)
Redemptions of preferred stock	—	(37,392,000)	(356,000)
Dividends paid on preferred stock redeemed	—	(11,567,839)	(103,436)
Commissions on stock sales and related dealer-manager fees paid	—	—	(447,744)
Other offering costs paid	(10,041,959)	(11,591,773)	(83,739)
Net cash provided by (used in) financing activities	227,339,613	(1,398,904)	11,288,668
Net increase (decrease) in cash and cash equivalents	8,751,463	(2,607,185)	4,372,119
Cash and cash equivalents, beginning of period	8,613,907	11,221,092	6,848,973
Cash and cash equivalents, end of period	$17,365,370	$8,613,907	$11,221,092

See accompanying notes.

Index to Consolidated Financial Statements

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013, AND 2012

1.	Organization

On September 18, 2013, Wells Timberland REIT, Inc. changed its name to CatchMark Timber Trust, Inc. ("CatchMark Timber Trust"). CatchMark Timber Trust primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the southeastern United States and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership formerly known as Wells Timberland Operating Partnership, L.P. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a recently formed, wholly-owned subsidiary of CatchMark Timber Trust is the sole limited partner of CatchMark Timber OP (see Note 7 – Noncontrolling Interest for more information). In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formerly known as Wells Timberland TRS, Inc., was formed as a wholly owned subsidiary of CatchMark Timber OP on January 1, 2006. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

CatchMark Timber Trust previously operated as an externally advised REIT pursuant to an advisory agreement, as amended and restated (the "Advisory Agreement"), under which Wells Timberland Management Organization, LLC (“Wells TIMO”), a subsidiary of Wells Real Estate Funds, Inc. (“Wells REF”), performed certain key functions on behalf of CatchMark Timber Trust, including, among others, managing the day-to-day operations, investing capital proceeds and arranging financing. On September 18, 2013, CatchMark Timber Trust and CatchMark Timber OP entered into a Master Self-Management Transition Agreement (the “Master Agreement”), along with a series of other agreements and transactions, with Wells REF and Wells TIMO (together with their respective affiliates, “Wells”), pursuant to which CatchMark Timber Trust began its transition to a self-managed company. On October 24, 2013, the Master Agreement was amended (the "Master Agreement Amendment") to advance the date of the transition to October 25, 2013 (the "Self-Management Transition Date"), and CatchMark Timber Trust completed its transition to self-management on that date. For additional details about the related agreements, please refer to Note 12 – Related Party Transactions and Agreements.

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

Index to Consolidated Financial Statements

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

Accounts Receivable

Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2014, 2013, and 2012, no allowances have been provided against accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid rent, insurance, and operating costs, equipment and furniture, net of accumulated depreciation, and deferred costs associated with pending acquisitions. Prepaid expenses are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. CatchMark Timber Trust recognized amortization of deferred financing costs for the years ended December 31, 2014, 2013, and 2012 of approximately $0.7 million, $1.3 million, and $1.7 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Index to Consolidated Financial Statements

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
Depletion
Depletion, or costs attributed to timber harvested, is charged against income as trees are harvested. Fee-simple timber tracts owned longer than one year and similarly managed are pooled together for depletion calculation purposes. Depletion rates are determined at least annually by dividing (a) the sum of (i) net carrying value of the timber, which equals the original cost of the timber less previously recorded depletion, and (ii) capitalized silviculture costs incurred and the projected silviculture costs, net of inflation, to be capitalized over the harvest cycle, by (b) the total timber volume estimated to be available over the harvest cycle. The average harvest cycle for our timberlands is between 26 years and 32 years years. The capitalized silviculture cost is limited to the expenditures that relate to establishing stands of timber. For each fee timber tract owned less than one year, depletion rates are generally determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Depletion rates for leased timber tracts, which are generally limited to one harvest, are calculated by dividing the acquisition cost attributable to its timber by the volume of timber acquired. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.
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

Index to Consolidated Financial Statements

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

The following table presents information about CatchMark Timber Trust’s interest rate swaps measured at fair value as of December 31, 2014 and 2013:

Index to Consolidated Financial Statements

		Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2014	2013
Derivatives designated as hedging instruments:
Interest rate swap contract	(Other liabilities) Prepaid expenses and other assets	$(855,762)	$268,368

For additional information about CatchMark Timber Trust's interest rate swaps, see Note 5 – Interest Rate Swaps.

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

Stock-based Compensation
CatchMark Timber Trust has issued stock-based compensation in the form of stock options and restricted stocks to its directors and employees pursuant to its Long-term Incentive Plan. Restricted stock awards issued are considered equity awards and are recorded as a reduction to additional paid-in capital upon issuance. The fair value of stock options and restricted stock is recognized over the respective weighted-average vesting periods by charging expenses and recording additional paid-in capital. For those awards with performance conditions, expense is only recorded if it is deemed probable that the performance condition will be achieved. Compensation expense recognized is recorded as forestry operating expenses for those employees whose job is related to forest operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of operations. See Note 9 – Stock based compensation for a description of CatchMark Timber Trust’s Long-term Incentive Plan.
Earnings Per Share
Basic earnings (loss) per share available to common stockholders is calculated as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common stockholders is calculated as net income (loss) less dividends payable to or accumulated

Index to Consolidated Financial Statements

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

No provision for federal income taxes has been made in the accompanying consolidated financial statements, other than the provision relating to CatchMark Timber Trust TRS, as CatchMark Timber Trust did not generate taxable income for the periods presented. See Note 13 – Income Taxes for more information.

Business Segments
CatchMark Timber Trust owns interests in approximately 393,300 acres of timberland located in Alabama, Florida, Georgia, Louisiana, and Texas. CatchMark Timber Trust operates in a single reporting segment, and the presentation of CatchMark Timber Trust’s financial condition and performance is consistent with the way in which CatchMark Timber Trust’s operations are managed.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Advisor fees and expense reimbursements incurred in 2013 and 2012 were previously included in a separate line item and are now included in general and administrative expenses for the respective periods in the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

Index to Consolidated Financial Statements

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

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation - Amendments to the Consolidation Analysis. ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. CatchMark Timber Trust is currently evaluating the impact of ASU 2015-02 on its consolidated financial statements and associated disclosures.

3.	Timber Assets

As of December 31, 2014 and 2013, timber and timberlands consisted of the following, respectively:

	As of December 31, 2014
	Gross	Accumulated Depletion or Amortization	Net
Timber	$258,648,037	$14,788,215	$243,859,822
Timberlands	298,943,503	—	298,943,503
Mainline roads	614,513	316,601	297,912
Timber and timberlands	$558,206,053	$15,104,816	$543,101,237

	As of December 31, 2013
	Gross	Accumulated Depletion or Amortization	Net
Timber	$149,859,173	$8,505,024	$141,354,149
Timberlands	184,114,333	—	184,114,333
Mainline roads	498,237	240,321	257,916
Timber and timberlands	$334,471,743	$8,745,345	$325,726,398

Timberland Acquisitions

During the year ended December 31, 2014, CatchMark Timber Trust acquired the following timberland properties:

Index to Consolidated Financial Statements

Property Name	State(s)	Date of Acquisition	Acres	Purchase Price exclusive of closing costs (in millions)
Waycross - Panola properties	Georgia / Texas	April 11, 2014	36,320	73.7
Satilla River property	Georgia / Florida	October 2, 2014	17,913	34.3
Oglethorpe property	Georgia	October 2, 2014	37,663	76.4
Beauregard property	Louisiana	October 30, 2014	21,009	38.0
Small property acquisitions (1)	Georgia		8,707	$12.8
Total			121,612	$235.2

(1) Small property acquisitions represent completed acquisitions with individual purchase prices less than $20.0 million.

During the years ended December 31, 2013 and 2012, CatchMark Timber Trust acquired 1,786 acres and 30,199 acres of timberland for approximately $1.4 million and $20.5 million, respectively, excluding closing costs.

Timberland Sales

During the years ended December 31, 2014, 2013 and 2012, CatchMark Timber Trust sold approximately 3,761 acres, 1,167 acres, and 6,016 acres of timberland, respectively, for approximately $10.6 million, $2.5 million, and $11.0 million, respectively. CatchMark Timber Trust’s cost basis in the timberland sold was approximately $5.1 million, $1.6 million, and $7.2 million respectively.

Intangible Lease Assets

Intangible Lease Assets consist of capitalized below-market in-place ground leases and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases. CatchMark Timber Trust had net below-market lease assets of approximately $26,113 and $29,634 as of December 31, 2014 and 2013, respectively, and recognized amortization of this asset of approximately $3,521, $85,766, and $217,778 in 2014, 2013, and 2012, respectively.

4.	Note Payable and Line of Credit

CoBank Loan

CatchMark Timber Trust entered into a senior credit agreement with a syndicate of banks with CoBank, ACB (“CoBank”), serving as the administrative agent, Agfirst Farm Credit Bank, (“Agfirst”), Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A. (“RaboBank”) and certain other financial institutions on September 28, 2012. Under the CoBank Loan, CatchMark Timber Trust borrowed $133.0 million through a term loan facility ("CoBank Term Loan") and had access to a $15.0 million revolving credit facility (the "CoBank Revolver"). Proceeds from the CoBank Term Loan were used to pay off the outstanding balance of the Mahrt loan, fund costs associated with closing the CoBank Loan, and partially fund a timberland acquisition. No amount was drawn under the CoBank Revolver.
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

On December 19, 2013, CatchMark Timber Trust paid down the CoBank Loan by $80.2 million using proceeds from its IPO.

Amended CoBank Loan

On December 19, 2013, CatchMark Timber Trust entered into a third amended and restated credit agreement (the “Amended CoBank Loan”) with CoBank, Agfirst, RaboBank, and certain other financial institutions. The Amended CoBank Loan amended and restated the CoBank Loan in its entirety.
The Amended CoBank Loan provided for borrowing under credit facilities consisting of:

•	a $15.0 million revolving credit facility (the “Revolving Credit Facility”),

•	a $150.0 million multi-draw term credit facility (the “Multi-Draw Term Facility”), and

•
the remaining amount outstanding under the CoBank Term Loan (the “Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “New Credit Facilities”), which was $52.2 million.

The Amended CoBank Loan provided that the New Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $75.0 million, consisting of up to a $10.0 million increase in the Revolving Credit Facility and the remainder available for incremental term loans.
The Revolving Credit Facility bore interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on CatchMark Timber Trust's LTV Ratio, and was due and payable on December 19, 2018.
The Multi-Draw Term Facility bore interest at an adjustable rate equal to a base rate plus between 0.75% and 2.00% or a LIBOR rate plus between 1.75% and 3.00%, in each case depending on the LTV Ratio, and was due and payable on December 19, 2020. The Multi-Draw Term Facility was interest only until the maturity date.
The Term Loan Facility bore interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on the CatchMark Timber Trust’s LTV Ratio, and was due and payable on December 19, 2018.
On May 30, 2014, CatchMark Timber Trust entered into a joinder and amendment agreement which modified and amended the Amended CoBank Loan, by increasing the availability under the Revolving Credit Facility by $10.0 million, from $15.0 million to $25.0 million, and the availability under the Multi-Draw Term Facility by $65.0 million, from $150.0 million to $215.0 million.

During the year ended December 31, 2014, CatchMark Timber Trust borrowed $202.8 million on the Multi-Draw Term Facility under the Amended CoBank Loan to fund timberland acquisitions (See Note 3 – Timber Assets).

During the year ended December 31, 2014, CatchMark Timber Trust repaid $138.7 million under the Amended CoBank Loan. $52.2 million of which was repaid on the Term Loan Facility and $86.5 million of which was repaid on the Multi-Draw Term Facility.

2014 Amended Credit Agreement

On December 23, 2014, CatchMark Timber Trust, through CatchMark Timber OP entered into a fourth amended and restated credit agreement (the “2014 Amended Credit Agreement”) with CoBank, Agfirst, RaboBank, and certain other financial institutions. The 2014 Amended Credit Agreement amended and restated the Amended CoBank Loan in its entirety.
The 2014 Amended Credit Agreement provides for borrowing under credit facilities consisting of:

•	a $35.0 million revolving credit facility (the “2014 Revolving Credit Facility”),

•	a $275.0 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”), and

Index to Consolidated Financial Statements

•	a $100.0 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Agreement provides that the 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $200.0 million.
Borrowings under the 2014 Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and other general corporate purposes. The 2014 Revolving Credit Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.50% or a LIBOR rate plus between 1.50% and 2.50%, in each case depending on CatchMark Timber Trust's LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 23, 2019.

The 2014 Multi-Draw Term Facility may be drawn upon up to eight times during the period beginning on December 23, 2014 through December 23, 2017 and may be used to finance domestic timber acquisitions and associated expenses, refinance loan amounts under the 2014 Revolving Credit Facility, and purchase up to $25.0 million in CatchMark Timber Trust common stock. Amounts repaid under the 2014 Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The 2014 Multi-Draw Term Facility will bear interest at an adjustable rate equal to a base rate plus between 0.75% and 1.75% or a LIBOR rate plus between 1.75% and 2.75%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 23, 2021. The 2014 Multi-Draw Term Facility is interest only until the maturity date; however, if the CatchMark Timber Trust’s LTV Ratio is equal to or in excess of 40%, then principal payments will be required to be made beginning on December 31, 2017 at a per annum rate of 5% of the principal amount outstanding under the 2014 Multi-Draw Term Facility.

The 2014 Term Loan Facility shall be used solely to refinance the balance outstanding under the Multi-Draw Term Facility under the Amended CoBank Loan. The 2014 Term Loan Facility will bear interest at an adjustable rate equal to a base rate plus be 1.75% or a LIBOR rate plus 1.75%, and will terminate and all amounts under the facility will be due and payable on December 23, 2024.

CatchMark Timber Trust is now eligible to receive annual patronage refunds, which are profit distributions made by CoBank and other Farm Credit System banks. The annual patronage refund is dependent on the weighted average debt balance for the fiscal year under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility, as well as the financial performance of CoBank and other Farm Credit System banks. No amounts were received in the current year.

CatchMark Timber Trust pays the lenders an unused commitment fee on the unused portion of the 2014 Multi-Draw Term Facility and 2014 Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV Ratio.
The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•
requires a minimum liquidity balance of $20.0 million until the date that CatchMark Timber Trust has achieved a fixed charge coverage ratio of not less than 1.05:1.00; after such date CatchMark Timber Trust must maintain a fixed coverage charge ratio of not less than 1.05:1.00.

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of December 31, 2014.

CatchMark Timber OP’s obligations under the 2014 Amended Credit Agreement are collateralized by a first priority lien on the timberlands owned by CatchMark Timber Trust’s subsidiaries and substantially all of CatchMark Timber OP’s and each of its subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation, accounts, equipment, inventory, intellectual property, bank accounts and investment property. In addition, CatchMark Timber OP's obligations under the 2014 Amended Credit Agreement are jointly and severally guaranteed

Index to Consolidated Financial Statements

by all of CatchMark Timber Trust and its subsidiaries pursuant to the terms of the 2014 Amended Credit Agreement. CatchMark Timber Trust has also agreed to guarantee certain losses caused by certain willful acts of CatchMark Timber OP or its subsidiaries. As of December 31, 2014, the outstanding balance under the 2014 Amended Credit Facilities was $118.0 million, $100.0 million of which was outstanding under the 2014 Term Loan Facility and $18.0 million of which was outstanding under the 2014 Multi-Draw Term Facility.

Interest Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2014, 2013 and 2012, CatchMark Timber Trust made the following interest payments on its borrowings:

	2014	2013	2012
Mahrt Loan	$—	$—	$2,533,285
CoBank Loan	—	2,934,713	726,347
Amended CoBank Loan	1,706,368	91,918	—
	$1,706,368	$3,026,631	$3,259,632

Included in the interest payments for the year ended December 31, 2014 were unused commitment fees of $0.4 million.

As of December 31, 2014, and 2013, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap (see Note 5 – Interest Rate Swaps), was 2.58% and 2.14%, respectively. As of December 31, 2014 and 2013, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

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

Interest Rate Swap Designated as Hedging Instrument

CatchMark Timber Trust was party to an interest rate swap agreement with Rabobank to hedge its exposure to changing interest rates on $80.0 million of its variable interest rate term loan (the “2013 Rabobank Swap”). The 2013 Rabobank Swap became effective on March 28, 2013 and matures on September 30, 2017. Under the terms of the 2013 Rabobank Swap, CatchMark Timber Trust paid interest at a fixed rate of 0.9075% per annum to Rabobank and received one-month LIBOR-based interest payments from Rabobank. The 2013 Rabobank Swap qualified for hedge accounting treatment.

On December 19, 2013, in connection with entering into the Amended CoBank Loan, CatchMark Timber Trust unwound $47.0 million of the notional amount of the 2013 Rabobank Swap and received a cash payment of approximately $0.1 million from Rabobank as settlement. This amount was reclassified from accumulated other comprehensive income and recognized as realized gain on interest rate swap in current earnings in the consolidated statements of operations.

As a result of the payoff of its indebtedness under Amended CoBank Loan (see Note 4 – Notes Payable and Line of Credit) on July 18, 2014, CatchMark Timber Trust terminated the 2013 RaboBank Swap and received a counter-party payment of approximately $0.2 million from Rabobank, which was recorded as interest income in the accompanying consolidated statements of operations.

Index to Consolidated Financial Statements

On December 24, 2014, in connection with entering into the 2014 Amended Credit Agreement, CatchMark Timber Trust entered into an interest rate swap with Rabobank to hedge its exposure to changing interest rates on $35.0 million of the 2014 Amended Credit Agreement that is subject to a variable interest rate (the "2014 Rabobank Swap"). The 2014 Rabobank Swap became effective on December 23, 2014 and matures on December 23, 2024. Under the terms of the 2014 Rabobank Swap, CatchMark Timber Trust pays interest at a fixed rate of 2.395% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The 2014 Rabobank Swap qualifies for hedge accounting treatment.

During the year ended December 31, 2014, CatchMark Timber Trust recognized a change in fair value of the 2013 Rabobank Swap and the 2014 Rabobank Swap agreements (collectively, the "Swap Agreements") of approximately $1.1 million as other comprehensive loss. There was no hedge ineffectiveness on the Swap Agreements required to be recognized in current earnings. During the year ended December 31, 2014 and 2013, net payments of approximately $0.1 million and $0.4 million were made under the Swap Agreements by CatchMark Timber Trust and were recorded as interest expense, respectively.

6.    Commitments and Contingencies

Timber Agreements

In connection with the acquisition of its timberlands, CatchMark Timber Trust entered into a fiber supply agreement and a master stumpage agreement (collectively, the “Timber Agreements”) with a wholly owned subsidiary of MeadWestvaco Corporation (“MeadWestvaco”). The fiber supply agreement provides that MeadWestvaco will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The master stumpage agreement provides that CatchMark Timber Trust will sell specified amounts of timber and make available certain portions of its timberlands to CatchMark TRS for harvesting. The initial term of the Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Timber Agreements ensure a long-term source of supply of wood fiber products for MeadWestvaco in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark Timber Trust with a reliable customer for the wood products from its timberlands. For the years ended December 31, 2014, 2013, and 2012, approximately 34%, 60%, and 54%, respectively, of our net timber sales revenue was derived from the Timber Agreements.

MeadWestvaco can terminate the Timber Agreements prior to the expiration of the initial term if CatchMark Timber Trust replaces Forest Resource Consultants, Inc. ("FRC") as the forest manager without the prior written consent of MeadWestvaco, except pursuant to an internalization of the company's management functions. CatchMark Timber Trust can terminate the Timber Agreements if MeadWestvaco (1) ceases to operate the Mahrt mill for a period that exceeds 12 consecutive months, (2) fails to purchase a specified tonnage of timber for two consecutive years, subject to certain limited exceptions or (3) fails to make payments when due (and fails to cure within 30 days). In addition, either party can terminate the Timber Agreements if the other party commits a material breach (and fails to cure within 60 days) or becomes insolvent.

In addition, the Timber Agreements provide for adjustments to both parties' obligations in the event of a force majeure, which is defined to include, among other things, lightning, fires, storms, floods, infestation and other acts of God or nature.

In connection with the acquisition of the Waycross-Panola properties, CatchMark Timber Trust assumed a timber supply agreement which allows a third party to harvest and purchase timber located on the Waycross properties (the "Waycross Supply Agreement"). The Waycross Supply Agreement established a minimum and maximum purchase amounts of pine pulpwood and is subject to quarterly price adjustments based on a index published by Timber Mart-South. The Waycross Supply Agreement is effective from January 1, 2011 through December 31, 2020, subject to early

Index to Consolidated Financial Statements

termination provisions. For the year ended December 31, 2014, approximately 2% of our net timber sales revenue was derived from the Waycross Supply Agreement.

FRC Timberland Operating Agreement

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and FRC (the "Timberland Operating Agreement"), FRC manages and operates CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to MeadWestvaco in compliance with the Timber Agreements. In consideration for rendering the services described in the Timberland Operating Agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The Timberland Operating Agreement, as amended, is effective through March 31, 2017, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Obligations under Operating Leases
CatchMark Timber Trust owned leasehold interests related to the use of approximately 28,600 acres of timberland as of December 31, 2014. These operating leases have expiration dates ranging from 2015 through 2022. Approximately 20,500 acres of these leased timberlands are leased to CatchMark Timber Trust under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for four quarterly lease payments totaling $3.10 per acre plus an annual adjustment payment based on the change in a price index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. The all-in per-lease acre rate, after considering both the quarterly and the annual adjustment payments, was $21.22 for the lease year ended May 2014, which was used to calculate the following remaining required payments under the terms of the operating leases as of December 31, 2014:

2015	$689,684
2016	662,171
2017	662,171
2018	662,171
2019	557,171
Thereafter	1,610,466
$4,843,834

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

Index to Consolidated Financial Statements

CatchMark Timber Trust is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of CatchMark Timber Trust. CatchMark Timber Trust is not aware of any legal proceedings contemplated by governmental authorities.

7.Noncontrolling Interest
CatchMark Timber Trust is the general partner of CatchMark Timber OP and owns 99.99% of its common partnership units. CatchMark LP Holder is the sole limited partner, holding 200 common units representing approximately 0.01% of the partnership interests. Limited partners holding common units of partnership interests in CatchMark Timber OP have the option to redeem such units after the units have been held for one year. Unless CatchMark Timber Trust exercises its right to purchase common units of CatchMark Timber OP for shares of its common stock, CatchMark Timber OP would redeem such units with cash.
8.    Stockholders' Equity

Under CatchMark Timber Trust's charter, it has authority to issue a total of 1,000 million shares of capital stock. Of the total shares authorized, 900 million shares are designated as common stock with a par value of $0.01 per share, 100 million shares are designated as preferred stock.

Recapitalization

In October 2013, CatchMark Timber Trust amended its charter to effectuate a recapitalization of its common stock that consisted of (1) a ten-to-one reverse stock split of its then-outstanding common stock, re-designated as Class A Common Stock; and (2) the issuance of one share of each of Class B-1, B-2, and B-3 for each share of Class A Common Stock. The combined effect was equivalent to a 2.5-to-one reverse split and decreased the total number of the company's common stock outstanding. Since the Recapitalization was effected on a pro rata basis with respect to all stockholders, it did not affect any stockholder’s proportionate ownership of CatchMark Timber Trust's outstanding shares.

All outstanding shares of Class B Common Stock have converted into shares of Class A Common Stock. The Class B Common Stock was identical to the Class A Common Stock except that the Class B common stock was not listed on a national securities exchange . The shares of Class B Common Stock converted into shares of Class A Common Stock on the following schedule: : (1) June 12, 2014, in the case of the Class B-1 common stock, (2) December 12, 2014, in the case of the Class B-2 common stock, and (3) February 27, 2015, in the case of the Class B-3 common stock. The Class B-3 Common Stock was originally scheduled to convert into Class A Common Stock on June 12, 2015, however on February 18, 2015, with consent of Raymond James, who served as an underwriter for the company's initial listed offering as described below, the board of directors approved the acceleration of our Class B-3 common stock into Class A common stock to February 27, 2015.

The board of directors had the authority to accelerate the conversion of the Class B-3 shares to a date not earlier than 12 months following the listing with the consent of the lead underwriter of its initial listed public offering. On February 18, 2015, the board of directors, with the consent of the lead underwriter, exercised its authority and accelerated the conversion of the Class B-3 shares to February 27, 2015. For further information, see Note 15 — Subsequent Events.

Initial Listed Public Offering

On September 23, 2013, CatchMark Timber Trust filed a Registration Statement on Form S-11 with the SEC for a public offering of up to $172.5 million of its Class A common stock, which was declared effective by the SEC on December 11, 2013. On December 12, 2013, CatchMark Timber Trust listed its Class A common stock on NYSE (the "Initial Listed Public Offering"). CatchMark Timber Trust completed its Initial Listed Public Offering on December 17, 2013, selling 10.5 million shares of its Class A common stock. After deducting underwriting discounts and commissions of $9.9 million and direct Initial Listed Public Offering costs of $1.6 million, approximately $80.2 million of the net proceeds were used to pay down the outstanding debt balance, and $49.0 million were used to redeem the Preferred Shares held by Wells REF and the accrued but unpaid dividends.

Index to Consolidated Financial Statements

On January 9, 2014, the underwriters for the Initial Listed Public Offering exercised their overallotment option to purchase 1.6 million shares of CatchMark Timber Trust's Class A common stock in full. After deducting approximately $1.5 million of underwriting discounts and commissions, CatchMark Timber Trust received net proceeds of approximately $19.8 million, $18.2 million of which was used to pay down the outstanding note payable.

Follow-on Listed Public Offering

On June 20, 2014, CatchMark Timber Trust filed a Registration Statement on Form S-3 with the SEC for future public offerings of up to $600.0 million in an undefined combination of common stock, preferred stock, debt securities, depositary shares, or warrants. The Form S-3 was declared effective by the SEC on July 2, 2014.

On July 16, 2014 and July 23, 2014 respectively, CTT issued 12.5 million and 1.9 million shares, respectively, for $11.75 per share, under the Follow-on Listed Public Offering. After deducting $7.0 million and $1.0 million in underwriting discounts and commissions, respectively, CatchMark Timber Trust received net proceeds of $139.9 million and $21.0 million, before other offering costs, respectively. CatchMark Timber Trust used $118.5 million of the net proceeds to pay off its outstanding debt (see Note 4 – Note Payable and Line of Credit).

As of December 31, 2014, CatchMark Timber Trust included $10.0 million of issuance costs in stockholders' equity which partially offset the proceeds from the Initial Listed Public Offering and the Follow-on Listen Public Offering.

Preferred Stock Redemption

Upon the closing of the Initial Listed Public Offering, on December 17, 2013, CatchMark Timber Trust redeemed all of its outstanding preferred stock at the original issue price of approximately $37.4 million, plus accrued but unpaid dividends of $11.6 million. As of December 31, 2014 and 2013, CatchMark Timber Trust had no shares of preferred stock outstanding.

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

Equity Compensation for Independent Directors

Prior to January 1, 2014, each independent director elected or appointed to CatchMark Timber Trust's board on or after November 13, 2009 received a grant of 1,000 shares of restricted stock upon his initial election or appointment. Upon each subsequent re-election to the board, each independent director received a subsequent grant of 400 shares of restricted stock. The shares of restricted stock vest in thirds on each of the first three anniversaries of the date of grant. Effective January 1, 2014, each of the independent directors receives, on the day following an annual stockholders meeting, a number of restricted shares having a value of $30,000 on the grant date. The number of restricted shares granted to each independent director will be determined by dividing $30,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date. The restricted shares will vest in thirds on each of the first three anniversaries of the grant, subject to the independent director’s continued service on the board on each such date, or on the earlier occurrence of a change in control of our company or the independent director’s death, disability or termination with cause.

Index to Consolidated Financial Statements

During 2014 and 2013, 10,875 and 3,200 shares of restricted stock were granted to the independent directors, respectively. Life-to-date as of December 31, 2014, CatchMark Timber Trust had granted 20,475 shares of restricted stock to its independent directors, 5,400 shares of which had vested and 1,467 shares of which were forfeited upon the resignation of two independent directors. As of December 31, 2014, 13,608 restricted shares to directors remained unvested. Deferred compensation costs of approximately $0.2 million is expected to be recognized over a weighted average period of 2.2 years.

One of the independent directors elected to receive a portion of his compensation in CatchMark Timber Trust's common stock in lieu of cash. According, CatchMark Timber Trust granted 2,529 shares to this independent director during 2014. These shares vested immediately upon issuance.

Stock Ownership Guidelines for Independent Directors

On October 24, 2013, the board of directors adopted stock ownership guidelines for independent directors which require that each independent director own shares of CatchMark Timber Trust. CatchMark Timber Trust's common stock having a value of four times his or her annual cash retainer. Each director must meet the stock ownership guidelines by the later of October 25, 2018, or the fifth anniversary of his or her election to the board. Until the ownership guidelines are met, or at any time the director is not in compliance with the guidelines, he or she must retain 100% of any shares received from our company for service on the board, with an exception for shares sold for the limited purposes of paying the exercise price, in the case of stock options, or satisfying any applicable tax liability related to the award.

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

During the year ended December 31, 2014, 13,500 time-based restricted shares became vested to both executives and non-executives, with a fair value of approximately $0.2 million. CatchMark Timber Trust withheld 3,710 shares to satisfy minimum tax withholding obligations for vested time-based restricted shares. As of December 31, 2014, 40,500

Index to Consolidated Financial Statements

time-based restricted shares remained unvested, representing deferred compensation costs of approximately $0.5 million. This cost is expected to be recognized over 3 years.

As of December 31, 2014, 51,000 performance shares remained unvested, resulting in deferred compensation costs of approximately $0.4 million. This cost is expected to be recognized over 3 years.

CatchMark Timber Trust recognized compensation expenses over the period from the date of grant to the vesting date. During the year ended December 31, 2014 and 2013, CatchMark Timber Trust recorded $0.3 million and $1.5 million of stock-based compensation cost in General and Administrative Expenses, and $0.1 million and $0.4 million of stock-based compensation expense in Forestry Management Expenses, respectively.

10.     Recreational Leases

CatchMark Timber Trust leases certain access rights to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. CatchMark Timber Trust retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2014, approximately 372,200 acres, or 95%, of CatchMark Timber Trust’s timberland available for hunting and recreational uses had been leased to tenants under operating leases that expire between March and June 2015. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the terms of the respective recreational leases and recognized as other revenue. As of December 31, 2014 and 2013, approximately $1.5 million and $1.1 million, respectively, of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For each of the three years in the period ended December 31, 2014, CatchMark Timber Trust recognized other revenues related to recreational leases of approximately $2.7 million, $2.5 million, $2.4 million, respectively.

11.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2014, 2013, and 2012, respectively:

	2014	2013	2012
Write-off of fully amortized deferred financing costs	$459,148	$1,370,920	$—
Write-off of due to affiliates	$—	$—	$27,315,249
Discounts applied to issuance of common stock	$—	$—	$43,761
Other liabilities assumed upon acquisition of timberland	$—	$125,163	$1,156,317
Cancellation of stock dividends	$—	$—	$(329)

12.	Related-Party Transactions and Agreements

Advisory Agreement

As discussed in Note 1 – Organization, CatchMark Timber Trust previously operated as an externally advised REIT pursuant to the Advisory Agreement with Wells TIMO, pursuant to which Wells TIMO acted as CatchMark Timber Trust's external advisor and performed certain key functions on behalf of CatchMark Timber Trust, including, among others, management of day-to-day operations and investment of capital proceeds. In connection with CatchMark Timber Trust's transition to self-management, the Advisory Agreement terminated on October 25, 2013.

During the periods ended December 31, 2013 and 2012, the amount of advisor fees and expense reimbursements Wells TIMO was entitled to as CatchMark Timber Trust's external advisor was determined pursuant to various amendments and restatements of the advisory agreement, as described below:

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Upon the termination of the Advisory Agreement, the special limited partnership units held by Wells TIMO in CatchMark Timber OP were automatically redeemed by CatchMark Timber OP, and Wells TIMO was not entitled to any consideration in connection with such redemption. On October 25, 2013, CatchMark LP Holder purchased all of Wells TIMO’s common limited partnership units in CatchMark Timber OP for an aggregate purchase price of $1,312. For further information on the special limited partnership units, refer to the consolidated financial statements and accompanying notes included in CatchMark Timber Trust's Annual Report on Form 10-K for the year ended December 31, 2013.

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

In exchange for the services provided by Wells REF under the TSA, CatchMark Timber Trust or CatchMark Timber OP paid Wells REF a monthly consulting fee of $22,875 (the “Consulting Fee”). In addition to the Consulting Fee, CatchMark Timber Trust or CatchMark Timber OP paid directly or reimburse Wells REF for any third-party expenses paid or incurred by Wells REF and its affiliates on CatchMark Timber Trust’s behalf or CatchMark Timber OP behalf in connection with the services provided pursuant to the TSA; provided, however, that (1) Wells REF obtained written approval from CatchMark Timber Trust or CatchMark Timber OP prior to incurring any third-party expenses for the account of, or reimbursable by, CatchMark Timber Trust or CatchMark Timber OP and (2) CatchMark Timber Trust was not required to reimburse Wells REF for any administrative service expenses, including Wells REF’s overhead, personnel costs and costs of goods used in the performance of services under the TSA.

The TSA remained in effect until June 30, 2014. Following the termination of the TSA, Wells REF was not entitled to continue to receive the Consulting Fee; provided, however, that (1) Wells REF was entitled to receive from CatchMark

Index to Consolidated Financial Statements

Timber Trust within 30 days after the termination date all unpaid reimbursements of expenses and all earned but unpaid Consulting Fees payable to Wells REF prior to the termination date, and (2) if CatchMark Timber Trust terminated the TSA without cause prior to June 30, 2014, Wells REF was entitled to receive the Consulting Fee through June 30, 2014.

Sublease Agreement

Pursuant to the Master Agreement, Wells REF and CatchMark Timber OP entered into the Sublease on October 25, 2013, pursuant to which CatchMark Timber OP will sublet from Wells REF a portion of the office space currently used and occupied by Wells REF. The term of the Sublease commenced on October 25, 2013, and terminated on March 31, 2014. CatchMark Timber OP paid Wells REF a monthly rent of $5,961 pursuant to the Sublease, provided that no rent was payable for October, November and December 2013.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, CatchMark Timber Trust incurred the following related-party costs for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Advisor fees and expense reimbursements	$—	$3,561,608	$3,720,000
Consulting fees	137,250	50,178	—
Office rent	17,883	—	—
Disposition fees	—	39,096	219,449
Commissions(1) (2)	—	—	246,546
Dealer-manager fees(1)	—	—	71,057
Other offering costs(1)	—	—	48,752
Total	$155,133	$3,650,882	$4,305,804

(1)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers.

13.     Income Taxes
CatchMark Timber Trust elected to be taxed as a REIT for its taxable years ended December 31, 2014, 2013, and 2012. As of January 1, 2009 (the "REIT Commencement Date"), its REIT commencement date, CatchMark Timber Trust had net built-in gains on its timber assets of approximately $18.3 million. CatchMark Timber Trust elected not to take such net built-in gains into income immediately prior to the REIT Commencement Date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT Commencement Date, if disposed of within the ten-year period beginning on the REIT Commencement Date. CatchMark Timber Trust will be subject to tax on such net built-in gains at the highest regular corporate rate during the ten-year period beginning on the REIT Commencement Date on the lesser of (a) the excess of the fair market value of the asset disposed of as of the REIT Commencement Date over its basis in the asset as of the REIT Commencement Date (the built-in gain with respect to that asset as of the REIT Commencement Date); (b) the amount of gain CatchMark Timber Trust would otherwise recognize on the disposition; or (c) the amount of net built-in gain in its assets as of the REIT commencement date not already recognized

Index to Consolidated Financial Statements

during the ten-year period. As of December 31, 2014, CatchMark Timber Trust had net built-in gains of approximately $17.3 million.

At December 31, 2014, CatchMark Timber Trust had federal and state net operating loss carryforwards of approximately $122.4 million and $99.6 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027, and the state net operating loss carryforwards will begin to expire in 2022.

As of December 31, 2014 and 2013, the tax basis carrying value of CatchMark Timber Trust’s total assets was approximately $552.9 million and approximately $325.9 million, respectively.
CatchMark Timber Trust records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Components of the deferred tax asset as of December 31, 2014 and 2013 were attributable to the operations of Catchmark Timber TRS only and were as follows:

	As of December 31,
	2014	2013
Deferred tax asset:
Net operating loss carryforward	$7,653,129	$5,920,309
Gain on timberland sales	(3,521)	(256)
Other	20,148	(6,461)
Total deferred tax asset	7,669,756	5,913,592

Valuation allowance	(7,669,756)	(5,913,592)
Deferred tax asset, net	$—	$—

CatchMark Timber Trust did not incur any deferred tax liabilities for the years ended December 31, 2014 and 2013.

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to CatchMark Timber TRS’ effective tax rate for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	3.21	3.06	3.32
Other temporary differences	0.50	(0.02)	0.07
Write-off of due to affiliates	—	—	(76.14)
Other permanent differences	(0.02)	21.03	2.58
Valuation allowance	(37.69)	(58.07)	36.17
Effective tax rate	—%	—%	—%
The difference between the federal statutory tax rate and effective tax rate relates primarily to the state statutory rates and valuation allowance.
14.    Quarterly Results (unaudited)

Index to Consolidated Financial Statements

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,869,937	$11,900,749	$12,653,350	$20,886,673
Operating income (loss)	$(3,061)	$433,182	$(276,249)	$2,963,276
Net income (loss)	$(388,059)	$(349,401)	$(763,098)	$2,160,107
Net income (loss) available to common stockholders	$(388,059)	$(349,401)	$(763,098)	$2,160,107
Basic and diluted net income (loss) per share available to common stockholders(1) (2)	$(0.02)	$(0.01)	$(0.02)	$0.05

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,387,791	$9,252,419	$7,857,246	$7,550,134
Operating loss	$(1,196,915)	$(1,617,420)	$(1,579,249)	$(4,208,731)	(3)
Net loss	$(1,986,734)	$(2,563,923)	$(2,527,903)	$(6,118,360)
Net loss available to common stockholders	$(2,078,868)	$(2,656,892)	$(2,621,893)	$(6,199,051)
Basic and diluted net loss per share available to common stockholders(1)(2)	$(0.16)	$(0.21)	$(0.21)	$(0.43)

(1)	The sums of the quarterly amounts do not equal loss per share for the years ended December 31, 2014 and 2013 due to the increases in weighted-average shares outstanding over the years.

(2)	Amounts adjusted for all periods presented to reflect impact of additional shares of common stock issued and outstanding as a result of the Recapitalization.

(3)	Reflects costs incurred related to CatchMark Timber Trust's transition to self-management, listing on the NYSE, and the Initial Listed Public Offering.

15.	Subsequent Events

Class B-3 Common Stock conversion

On February 18, 2015, CatchMark Timber Trust's Board of Directors accelerated the conversion of shares of Class B-3 common stock to shares of Class A common stock from June 12, 2015 to February 27, 2015. Upon completion of this conversion, all outstanding shares of CatchMark Timber Trust's common stock were shares of Class A common stock, eligible to trade on the NYSE.

Dividend declaration

On February 18, 2015, CatchMark Timber Trust declared a cash dividend of $0.125 per share for its Class A and Class B-3 common stock for stockholders of record on March 2, 2015, payable on March 16, 2015.

Index to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-191322) filed on September 23, 2013 (the “Initial S-11 Registration Statement”))

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

10.1
Master Self-Management Transition Agreement by and among CatchMark Timber Trust, Inc., CatchMark Timber Operating Partnership, L.P., Wells Timberland Management Organization, LLC and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.2 to the Initial S-11 Registration Statement)

10.2
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

10.3
Transition Services Agreement by and among CatchMark Timber Trust, Inc., CatchMark Timber Operating Partnership, L.P. and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 10.7 to the 2013 Third Quarter Form 10-Q)

10.4
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

10.6
Amendment No. 2 to the Preferred Stock Redemption Agreement by and among CatchMark Timber Trust, Inc., Wells Real Estate Funds, Inc. Leo F. Wells, III and Douglas P. Williams (incorporated by reference to Exhibit 10.6 to the 2013 Third Quarter Form 10-Q)

10.7
Third Amended and Restated Agreement of Limited Partnership of Wells Timberland Operating Partnership, L.P. ((incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009)

10.8	Amended and Restated 2005 Long-Term Incentive Plan (incorporates by reference to Exhibit 10.1 to the S-8 Registration Statement)

10.9+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (Effective January 1, 2014) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 19, 2014)

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Initial S-11 Registration Statement)

Index to Consolidated Financial Statements

Exhibit Number	Description
10.11
Amended and Restated Security Agreement dated as of March 24, 2010 between Wells Timberland Operating Partnership, L.P., Timberlands II, LLC, as the borrowers, Wells Timberland TRS, Inc., Wells TRS Harvesting Operations, LLC, Wells Timberland HBU, LLC, in favor of CoBank, ACB, as administrative agent and certain financial institutions as the lenders (incorporated by reference to Exhibit 10.17 to the 2009 Form 10-K)

10.12
Third Amended and Restated Credit Agreement, dated as of December 19, 2013, by and among Timberlands II, LLC and CatchMark Timber Operating Partnership, L.P., as Borrowers, CoBank, ACB, as Administrative Agent, Joint Lead Arranger, Sole Bookrunner, Swingline Lender and Issuing Lender, AgFirst Farm Credit Bank, as Joint Lead Arranger and Syndication Agent, Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A. “RaboBank Nederland”, New York Branch, as Document Agent, and Certain Financial Institutions, as the Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 26, 2013 (the “December 26 Form 8-K”))

10.13
Second Amended and Restated Security Agreement, dated as of December 19, 2013, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.2 to the December 26 Form 8-K )

10.14
Second Amended and Restated Security Agreement, dated as of December 19, 2013, made by CatchMark Timber Trust, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.3 to the December 26 Form 8-K )

10.15
Second Amended and Restated Limited Guaranty, dated as of December 19, 2013, made by CatchMark Timber Trust, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.4 to the December 26 Form 8-K )

10.16
Second Amended and Restated Guaranty, dated as of December 19, 2013 made by CatchMark Timber TRS, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.5 to the December 26 Form 8-K )

10.17
Second Amended and Restated Guaranty made by CatchMark TRS Harvesting Operations, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party(incorporated by reference to Exhibit 10.6 to the December 26 Form 8-K )

10.18
Amended and Restated Guaranty made by CatchMark HBU, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.7 to the December 26 Form 8-K )

10.19
Second Amended and Restated Pledge Agreement, dated as of December 19, 2013, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.8 to the December 26 Form 8-K )

10.20
Joinder and Amendment Agreement dated May 30, 2014, by and among Timberlands II, LLC., and CatchMark Timber Operating Parntership, L.P., as borrowers, CatchMark Texas Timberlands GP, LLC, and Catchmark Texas Timberlands LP, L.P., as subsidiaries, and CoBank A.C.B., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 14, 2014)

10.21
Fourth Amended and Restated Credit Agreement, dated as of December 23, 2014, by and among CatchMark Timber Operating Partnership, L.P., as Borrower, certain Guarantors, CoBank, ACB, as Administrative Agent, Joint Lead Arranger, Sole Bookrunner, Swingline Lender and Issuing Lender, AgFirst Farm Credit Bank, as Joint Lead Arranger and Syndication Agent, Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A. “RaboBank Nederland”, New York Branch, as Document Agent, and Certain Financial Institutions, as the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2014 (the “December 30, 2014 8-K”))

10.22
Third Amended and Restated Security Agreement, dated as of December 23, 2014, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC and CatchMark Texas Timberlands, L.P. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.2 to the December 30, 2014 Form 8-K)

Index to Consolidated Financial Statements

Exhibit Number	Description
10.23
Third Amended and Restated Pledge Agreement, dated as of December 23, 2014, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC and CatchMark Texas Timberlands, L.P. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.4 to the December 30, 2014 Form 8-K)

10.24
Georgia Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 (No. 333-129651) filed on December 14, 2007 (“Post-Effective Amendment No. 2”)

10.25
Alabama Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2)

10.26
Georgia Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2)

10.27
Alabama Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 2)

10.28
Master Stumpage Agreement dated October 9, 2007 by and among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.25 to the 2009 Form 10-K)

10.29
Fiber Supply Agreement dated October 9, 2007 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.26 to the 2009 Form 10-K)

10.30
Purchase and Sale Agreement dated July 7, 2014 between Wildwood Timberlands, LLC, as seller, and CatchMark Timber Trust, Inc., as buyer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 13, 2014)

10.31
Purchase and Sale Agreement dated March 13, 2014 between Forestree VI LP and Forestree VI Texas LP, as seller, and CatchMark Timber Trust, Inc., as buyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 13, 2014)

10.32	Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag (incorporated by reference to Exhibit 10.9 to the 2013 Third Quarter Form 10-Q)

10.33	Employment Agreement by and between CatchMark Timber Trust, Inc. and John F. Rasor (incorporated by reference to Exhibit 10.10 to the 2013 Third Quarter Form 10-Q)

10.34	Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis (incorporated by reference to Exhibit 10.11 to the 2013 Third Quarter Form 10-Q)

10.35	Form of Performance-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan

10.36	Form of Service-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan

10.37	Form of Restricted Stock Unit Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan

Index to Consolidated Financial Statements

Exhibit Number	Description

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.