Form 10-Q
period 2015-03-31
CatchMark Timber Trust, Inc.
filed 2015-05-04
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s classes of common stock, as of April 28, 2015:

Class A Common Stock 39,551,152 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. CatchMark Timber Trust’s results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for per-share data)

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$20,548	$17,365
Accounts receivable	1,421	798
Prepaid expenses and other assets	2,485	2,781
Deferred financing costs, less accumulated amortization of $417 and $267 as of March 31, 2015 and December 31, 2014, respectively	4,133	4,245
Timber assets (Note 3):
Timber and timberlands, net	547,929	543,101
Intangible lease assets, less accumulated amortization of $932 and $931 as of March 31, 2015 and December 31, 2014, respectively	25	26
Total assets	$576,541	$568,316

Liabilities:
Accounts payable and accrued expenses	$2,965	$2,359
Other liabilities	3,334	3,265
Note payable and line of credit (Note 4)	132,002	118,000
Total liabilities	138,301	123,624

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 889,500 shares authorized; 39,551 and 36,193 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	396	362
Class B-3 common stock, $0.01 par value; 3,500 shares authorized; 0 and 3,164 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	32
Additional paid-in capital	612,694	612,518
Accumulated deficit and distributions	(173,100)	(167,364)
Accumulated other comprehensive loss	(1,750)	(856)
Total stockholders’ equity	438,240	444,692
Total liabilities and stockholders’ equity	$576,541	$568,316
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per-share data)

	(Unaudited) Three Months Ended March 31,
	2015	2014
Revenues:
Timber sales	$13,094	$8,097
Timberland sales	6,174	65
Other revenues	976	708
	20,244	8,870
Expenses:
Contract logging and hauling costs	5,120	3,747
Depletion	6,202	1,804
Cost of timberland sales	5,006	50
Forestry management expenses	1,121	696
General and administrative expenses	1,668	1,716
Land rent expense	203	215
Other operating expenses	938	645
	20,258	8,873
Operating loss	(14)	(3)

Other income (expense):
Interest expense	(803)	(385)
	(803)	(385)
Net loss available to common stockholders	$(817)	$(388)

Weighted-average common shares outstanding - basic and diluted	39,253	24,834

Net loss per-share available to common stockholders - basic and diluted	$(0.02)	$(0.02)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2015	2014
Net loss	$(817)	$(388)
Other comprehensive loss:
Market value adjustment to interest rate swap	(894)	(14)
Comprehensive loss	$(1,711)	$(402)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands, except for per-share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	36,193	$362	3,164	$32	$612,518	$(167,364)	$(856)	$444,692
Common stock issued pursuant to:
Long-term incentive plan	194	2			176			178
Conversion to Class A Shares	3,164	32	(3,164)	(32)				—
Dividends to common stockholders ($0.125 per share)						(4,919)		(4,919)
Net loss						(817)		(817)
Other comprehensive loss							(894)	(894)
Balance, March 31, 2015	39,551	$396	—	$—	$612,694	$(173,100)	$(1,750)	$438,240

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	13,900	$139	9,493	$95	$432,117	$(152,688)	$269	$279,932
Common stock issued pursuant to:
Listed Public Offerings	1,579	16			21,300			21,316
Long-term incentive plan	12	—			89			89
Dividends to common stockholders ($0.11 per share)						(2,747)		(2,747)
Stock issuance cost					(1,667)			(1,667)
Net loss						(388)		(388)
Other comprehensive loss							(14)	(14)
Balance, March 31, 2014	15,491	$155	9,493	$95	$451,839	$(155,823)	$255	$296,521

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(817)	$(388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	6,202	1,804
Other amortization	29	20
Stock-based compensation expense	178	83
Noncash interest expense	151	75
Basis of timberland sold	4,567	38
Changes in assets and liabilities:
Accounts receivable	(623)	(550)
Prepaid expenses and other assets	49	529
Accounts payable and accrued expenses	763	(447)
Other liabilities	(827)	(632)
Net cash provided by operating activities	9,672	532

Cash Flows from Investing Activities:
Timberland acquisitions	(14,517)	(4,347)
Capital expenditures (excluding timberland acquisitions)	(846)	(338)
Net cash used in investing activities	(15,363)	(4,685)

Cash Flows from Financing Activities:
Proceeds from note payable	14,500	—
Repayments of note payable	(498)	(18,160)
Financing costs paid	(209)	(15)
Issuance of common stock	—	21,316
Dividends paid to common stockholders	(4,919)	(2,747)
Stock issuance costs	—	(1,667)
Net cash provided by (used in) financing activities	8,874	(1,273)
Net increase (decrease) in cash and cash equivalents	3,183	(5,426)
Cash and cash equivalents, beginning of period	17,365	8,614
Cash and cash equivalents, end of period	$20,548	$3,188

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (unaudited)

1.	Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust") primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the southeastern United States and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation, was formed as a wholly owned subsidiary of CatchMark Timber OP in 2006. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

CatchMark Timber Trust generates recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. CatchMark Timber Trust also periodically generates income and cash flow from the sale of timberland properties that have a higher-value use beyond growing timber ("HBU"), such as properties that can be sold for development, conservation, recreational or other rural purposes at prices in excess of traditional timberland values. CatchMark Timber Trust expects to realize additional long-term returns from the potential appreciation in value of its timberlands as well as from the potential biological growth of its standing timber inventory in excess of its timber harvest.

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

For further information, refer to the audited financial statements and footnotes included in CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

Change in Depletion Method

CatchMark Timber Trust recognizes depletion expense as timber is harvested. Prior to January 1, 2015, depletion rates for fee timber held longer than 12 months were determined annually using the normalized depletion method, by dividing

(a) the sum of (i) net carrying value of merchantable and premerchantable timber, and (ii) projected approved reforestation costs to be capitalized over the remaining harvest cycle; by (b) the estimated merchantable timber volume expected to be harvested over the same period. The projected future harvest volume is derived by running a specialized modeling software based on the specific management regime adapted and a set of scientific formulas. Significant management judgments were involved to develop estimates of future harvest volumes and future reforestation costs.

Effective January 1, 2015, CatchMark Timber Trust changed the depletion method on its long-term fee timber to the straight-line method. The straight-line depletion rates are established at least annually by dividing the book value by current standing timber inventory volume. Management believes the change from the normalized depletion method to the straight-line depletion method is preferable as the straight-line method is based on the actual costs recorded and volumes of timber that are merchantable as of the date that the depletion rates are determined. It is less reliant on subjective and complex estimates as it does not include future costs to be incurred or expected timber growth. Therefore, the straight-line depletion method provides for a more disaggregated tracking of costs and volumes and allocation of costs as the timber is harvested.

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 250, CatchMark Timber Trust determined that the change in depletion method is a change in accounting estimate effected by a change in accounting principle, and accordingly, the straight-line method will be applied on a prospective basis.

If CatchMark Timber Trust had continued using the normalized depletion method, depletion expense for the first quarter 2015 would have been $1.1 million, or $0.03 per share, lower than the depletion expense it recorded using the straight-line depletion method.

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

Interest Rate Swaps

CatchMark Timber Trust entered into an interest rate swap contract to mitigate its exposure to changing interest rates on variable rate debt instruments. CatchMark Timber Trust does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of hedges, if any, are recognized in current earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swap in the consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.

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

The following table presents information about CatchMark Timber Trust's interest rate swap measured at fair value as of March 31, 2015 and December 31, 2014:

(amounts in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap contract	Other liabilities	$(1,750)	$(856)

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation - Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The adoption of ASU 2015-02 will not have an impact on CatchMark Timber Trust's consolidated financial statements or associated disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. CatchMark Timber Trust is currently evaluating the impact of ASU 2015-03 on its consolidated financial statements and associated disclosures.

3.	Timber Assets

As of March 31, 2015 and December 31, 2014, timber and timberlands consisted of the following, respectively:

	As of March 31, 2015
(amounts in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$251,223	$6,202	$245,021
Timberlands	302,621	—	302,621
Mainline roads	626	339	287
Timber and timberlands	$554,470	$6,541	$547,929

	As of December 31, 2014
(amounts in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$258,648	$14,788	$243,860
Timberlands	298,944	—	298,944
Mainline roads	614	317	297
Timber and timberlands	$558,206	$15,105	$543,101

During the three months ended March 31, 2015 and 2014, CatchMark Timber Trust acquired fee-simple interests in approximately 7,668 and 203 acres of timberland for $14.5 million and $0.2 million, exclusive of closing costs, respectively.

During the three months ended March 31, 2015 and 2014, CatchMark Timber Trust sold approximately 3,400 and 29 acres of timberland, respectively, for $6.17 million and $0.07 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $4.57 million and $0.04 million, respectively.

As of March 31, 2015, CatchMark Timber Trust owned interests in approximately 397,500 acres of timberlands in Alabama, Georgia, Florida, Louisiana, and Texas; 368,900 acres of which were held in fee-simple interests and 28,600 acres were held in leasehold interests.

4.	Note Payable and Line of Credit

2014 Amended Credit Agreement

On December 23, 2014, CatchMark Timber Trust, through CatchMark Timber OP, entered into a fourth amended and restated credit agreement (the “2014 Amended Credit Agreement”) with CoBank, ACB ("CoBank"), Agfirst Farm Credit Bank ("AgFirst"), Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A. (“Rabobank”), and certain other financial institutions. The 2014 Amended Credit Agreement amended and restated the existing credit facility in its entirety.

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

Borrowings under the 2014 Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and other general corporate purposes. The 2014 Revolving Credit Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.50% or one-month LIBOR rate plus between 1.50% and 2.50% (the "LIBOR rate"), in each case depending on CatchMark Timber Trust's loan-to-collateral-value ratio (the "LTV Ratio"), and will terminate, and all amounts under the facility will be due and payable, on December 23, 2019.

The 2014 Multi-Draw Term Facility may be drawn upon up to eight times during the period beginning on December 23, 2014 through December 23, 2017 (the "2014 Multi-Draw Commitment Period") and may be used to finance domestic timber acquisitions and associated expenses, refinance loan amounts under the 2014 Revolving Credit Facility, and purchase up to $25.0 million in CatchMark Timber Trust common stock. Amounts repaid under the 2014 Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The 2014 Multi-Draw Term Facility will bear interest at an adjustable rate equal to a base rate plus between 0.75% and 1.75% or a LIBOR rate plus between 1.75% and 2.75%, in each case depending on the LTV Ratio, and will terminate, and all amounts under the facility will be due and payable, on December 23, 2021. The 2014 Multi-Draw Term Facility is interest only until the maturity date; however, if the LTV Ratio is equal to or in excess of 40% after the 2014 Multi-Draw Commitment Period, then principal payments will be required to be made beginning on December 31, 2017 at a per annum rate of 5% of the principal amount outstanding under the 2014 Multi-Draw Term Facility.

The 2014 Term Loan Facility was used solely to refinance the balance outstanding under the existing credit facilities. The 2014 Term Loan Facility bears interest at an adjustable rate equal to a base rate plus 1.75% or a LIBOR rate plus 1.75%, and will terminate, and all amounts under the facility will be due and payable, on December 23, 2024.

As a result of entering into the 2014 Amended Credit Agreement, CatchMark Timber Trust has become eligible to receive annual patronage refunds from its lenders (the "patronage banks"), a profit-sharing program made available to borrowers of the Farm Credit System lenders.

In March 2015, CatchMark Timber Trust received a patronage refund on its borrowings under the 2014 Amended Credit Agreement during 2014. The refund was calculated by CoBank and approximated 0.91% of CatchMark Timber Trust's weighted average balance outstanding under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility (collectively, "patronage loans"). Of the total amount received, 75% was received in cash and 25% was received in equity in patronage banks. CatchMark Timber Trust expects to receive a patronage refund for 2015 and accrues for the expected refunds by multiplying the weighted average outstanding balance by 0.90%. For the three months ended March 31, 2015, CatchMark Timber Trust recorded $0.3 million in patronage refunds as a credit to its interest expense.

CatchMark Timber Trust pays the lenders an unused commitment fee on the unused portion of the 2014 Multi-Draw Term Facility and 2014 Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV Ratio.

Debt Proceeds and Repayments

On January 30, 2015, CatchMark Timber Trust borrowed $14.5 million under the 2014 Multi-Draw Term Facility to fund timberland acquisitions (see Note 3 – Timber Assets) and associated expenses. On February 27, 2015, CatchMark Timber Trust paid down the 2014 Multi-Draw Term Facility by $0.5 million.

As of March 31, 2015 and December 31, 2014, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

		As of
(amounts in millions)	Maturity Date	March 31, 2015	December 31, 2014
2014 Term Loan Facility	December 23, 2024	$100.0	$100.0
2014 Multi-Draw Term Facility	December 23, 2021	32.0	18.0
Total		$132.0	$118.0

Debt Covenants

The 2014 Amended Credit Agreement permits CatchMark Timber Trust to declare and pay dividends, distributions, and other payments to its stockholders as required to maintain its REIT qualification so long as certain events of default have not occurred or would result therefrom. Additionally, the 2014 Amended Credit Agreement subjects CatchMark Timber Trust to mandatory prepayment from proceeds generated from dispositions of timberlands. However, provided that no event of default has occurred, the mandatory prepayment excludes (1) 1.5% of the aggregate cost basis of CatchMark Timber Trust's timberland if its LTV Ratio is between 30% and 40% and up to 2.0% of the aggregate cost basis if its LTV Ratio does not exceed 30%; and (2) lease termination proceeds of less than $2.0 million in a single termination until aggregate lease termination proceeds during the term of the facility exceeds $5.0 million.

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•	requires a fixed coverage charge ratio of not less than 1.05:1.00.

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of March 31, 2015.

CatchMark Timber OP’s obligations under the 2014 Amended Credit Agreement are collateralized by a first priority lien on the timberlands owned by CatchMark Timber Trust’s subsidiaries and substantially all of CatchMark Timber OP’s and each of its subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation, accounts, equipment, inventory, intellectual property, bank accounts and investment property. In addition, CatchMark Timber OP's obligations under the 2014 Amended Credit Agreement are jointly and severally guaranteed by all of CatchMark Timber Trust and its subsidiaries pursuant to the terms of the 2014 Amended Credit Agreement. CatchMark Timber Trust has also agreed to guarantee certain losses caused by certain willful acts of CatchMark Timber OP or its subsidiaries.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended March 31, 2015 and 2014, CatchMark Timber Trust made interest payments of $0.6 million and $0.2 million, respectively, on its borrowings. Included in the interest payments for the three months ended March 31, 2015 and 2014 were unused commitment fees of $0.02 million and $0.1 million, respectively.

As of March 31, 2015 and December 31, 2014, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap (see Note 5 – Interest Rate Swap Agreement), was 2.51% and 2.58%, respectively. As of March 31, 2015, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swap Agreement
During the three months ended March 31, 2015, CatchMark Timber Trust used one interest rate swap agreement with Rabobank with a notional amount of $35.0 million to hedge its exposure to changing interest rates on its variable rate debt (the “2014 Rabobank Swap”). The 2014 Rabobank Swap became effective on December 23, 2014 and matures on December 23, 2024. Under the terms of the 2014 Rabobank Swap, CatchMark Timber Trust pays interest at a fixed rate of 2.395% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The 2014 Rabobank Swap qualifies for hedge accounting treatment.

During the three months ended March 31, 2015, CatchMark Timber Trust recognized a change in fair value of the 2014 Rabobank Swap of approximately $0.9 million as other comprehensive loss. There was no hedge ineffectiveness on the 2014 Rabobank Swap required to be recognized in current earnings. Net payments of approximately $0.2 million made under the 2014 Rabobank Swap by CatchMark Timber Trust during the three months ended March 31, 2015 were recorded as interest expense.

6.    Commitments and Contingencies

Mahrt Timber Agreements

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

FRC Timberland Operating Agreement

CatchMark Timber Trust is party to certain timberland operating agreements with Forest Resource Consultants, Inc. (“FRC”). Pursuant to the terms of the timberland operating agreements, FRC manages and operates all of CatchMark Timber Trust's timberlands and related timber operations in Alabama, Georgia, Florida, Louisiana, and Texas, and ensures compliance with the timber supply agreements. In consideration for rendering the services described in the timberland operating agreements, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The timberland operating agreements, as amended, are effective through March 31, 2017, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

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

7.    Class B-3 Common Stock Conversion and Stock-based Compensation

Class B-3 Common Stock Conversion

On February 18, 2015, the board of directors approved the acceleration of the conversion of all of CatchMark Timber Trust's Class B-3 common stock into Class A common stock from June 12, 2015 to February 27, 2015. Upon completion of this conversion, all outstanding shares of CatchMark Timber Trust's common stock are shares of Class A common stock, eligible to trade on the NYSE.

Stock-based Compensation

CatchMark Timber Trust grants restricted stock to its employees and independent directors pursuant to its long-term incentive plan (the "LTIP"). The awards are granted by the compensation committee of the board of directors of CatchMark Timber Trust (the "Compensation Committee"). Service-based restricted stock grants typically vest ratably over a multi-year period. Performance-based restricted stock grants are awarded to the executive officers and the restricted shares may be earned based on the level of achievement of certain pre-determined performance goals over the performance period. Maximum number of shares that could be earned are awarded on the grant date. Earned awards are determined by the Compensation Committee after the end of the performance period and vest over a period specific to each performance grant.

During the three months ended March 31, 2015, CatchMark Timber Trust granted the following restricted shares of its Class A common stock:

	Employees	Independent Directors	Total
Service-based restricted stock (1) (2)	77,900	12,585	90,485
Performance-based restricted stock (3)	112,900	—	112,900
Total	190,800	12,585	203,385
(1) The service-based restricted stock issued to employees vests over four years.
(2) The service-based restricted stock issued to independent directors vests over three years.
(3) The performance-based restricted stock awards (the "2015 Performance Awards") represent the maximum number of shares that could be earned by the executive officers based on the relative performance of CatchMark Timber Trust's total shareholder return (the "TSR") as compared to a pre-established peer group's TSR and to the Russell 3000 Index. 50% of the earned award vests on the date it is determined by the Compensation Committee and the remaining 50% vests on the one year anniversary of the determination date.

A rollforward of CatchMark Timber Trust's unvested restricted stock award activity for the three months ended March 31, 2015 is as follows:

	Employees		Independent Directors
	Number of Underlying Shares	Weighted Average Grant Date Fair Value	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	91,500	$13.54	13,608	$14.42
Granted	190,800	8.89	12,585	11.92
Vested	—	—	(3,625)	13.79
Forfeited	(10,200)	13.51	—	—
Unvested at March 31, 2015	272,100	$10.28	22,568	$13.12

The fair value of serviced-based restricted stock grants is determined by the close price of CatchMark Timber Trust's common stock on the grant date. The fair value of the 2015 Performance Award was calculated using the Monte-Carlo simulation with the following assumptions:

Grant date market price (February 18, 2015)	$11.63
Weighted average fair value per granted share	$7.01
Assumptions:
Volatility	38.54%
Expected term (years)	3.0
Risk-free interest rate	1.06%

During the three months ended March 31, 2015 and 2014, CatchMark Timber Trust recognized approximately $0.2 million and $0.1 million, respectively, of stock-based compensation expense. As of March 31, 2015, approximately $2.8 million of unrecognized compensation expenses related to non-vested restricted stock remained and will be recognized over a weighted-average period of 3.7 years.

8.	Related-Party Transactions and Agreements

Prior to becoming a self-managed company, CatchMark Timber Trust was externally managed by Wells Timberland Management Organization, LLC. ("Wells TIMO"), which was a wholly owned subsidiary of Wells Real Estate Funds,

Inc. ("Wells REF"). On September 18, 2013, CatchMark Timber Trust entered into the Master Self-Management Transition Agreement (the "Master Agreement") with Wells REF and Wells TIMO (collectively "Wells"), which set forth the framework for CatchMark Timber Trust’s separation from Wells and its transition to self-management.

Pursuant to the Master Agreement, CatchMark Timber Trust and Wells entered into a Transition Services Agreement (the “TSA”) on October 25, 2013, pursuant to which Wells provided certain consulting, support, and transitional services to CatchMark Timber Trust at the direction of CatchMark Timber Trust in order to facilitate CatchMark Timber Trust’s successful transition to self-management. In exchange for the services provided by Wells under the TSA, CatchMark Timber Trust paid Wells a monthly consulting fee of $22,875 (the “Consulting Fee”). The TSA remained in effect until June 30, 2014.

Also pursuant to the Master Agreement, CatchMark Timber Trust and Wells entered into a Sublease Agreement (the "Sublease") on October 25, 2013, pursuant to which CatchMark Timber Trust sublet from Wells a portion of the office space used and occupied by Wells. The term of the Sublease commenced on October 25, 2013 and terminated on March 31, 2014.

CatchMark Timber Trust incurred the following related-party costs for three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Consulting fees	$—	$68,625
Office rent	—	17,883
Total	$—	$86,508

The related-party costs were included in general and administrative expenses in the accompanying consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. As of March 31, 2015, we owned interests in approximately 397,500 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities, consisting of 74% pine stands and 26% hardwood stands. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of HBU timberland. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. A substantial portion of our timber sales are derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to MeadWestvaco subject to market pricing adjustments. For the three months ended March 31, 2015 and 2014, approximately 20% and 35%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. See Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

As of March 31, 2015, our timber inventory consisted of an estimated 14.7 million of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory(1):	Fee	Lease	Total
Pulpwood	7.2	0.4	7.6
Sawtimber (2)	6.7	0.4	7.1
Total:	13.9	0.8	14.7

(1)
Merchantable timber inventory does not include current year growth, which should approximate current year harvest volumes (see Results of Operations below for information on current year harvest volume)

(2)Includes chip-n-saw and sawtimber.

The focus of our business is to invest in timberlands and to actively manage our assets to provide current income and attractive long-term returns to our stockholders. Our immediate emphasis is to grow through accretive acquisitions. We continue to build our pipeline of potential acquisitions focused in the U.S. South, where we see the best value opportunities, and the increase in our available credit capacity (see discussions within Liquidity and Capital Resources below) should facilitate closing on additional transactions expeditiously. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to further grow and diversify our portfolio of timber assets.

Liquidity and Capital Resources

The 2014 Amended Credit Agreement provides the following credit facilities for borrowing:

•	a $35 million revolving credit facility,

•	a $275 million multi-draw term credit facility, and

•	a $100 million term loan.

The 2014 Amended Credit Agreement provides that the 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $200 million.

Borrowings under the 2014 Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5 million, and other general corporate purposes. The 2014 Revolving Credit Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.50% or a LIBOR rate plus between 1.50% and 2.50%, in each case depending on our LTV Ratio, and will terminate, and all amounts under the facility will be due and payable, on December 23, 2019.

The 2014 Multi-Draw Term Facility may be drawn upon up to eight times during the period beginning on December 23, 2014 through December 23, 2017 and may be used to finance domestic timber acquisitions and associated expenses, refinance loan amounts under the 2014 Revolving Credit Facility, and purchase up to $25 million in our common stock. Amounts repaid under the 2014 Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The 2014 Multi-Draw Term Facility will bear interest at an adjustable rate equal to a base rate plus between 0.75% and 1.75% or a LIBOR rate plus between 1.75% and 2.75%, in each case depending on the LTV Ratio, and will terminate, and all amounts under the facility will be due and payable, on December 23, 2021. The 2014 Multi-Draw Term Facility is interest only until the maturity date; however, if the our LTV Ratio is equal to or in excess of 40% after the 2014 Multi-Draw Commitment Period, then principal payments will be required to be made beginning on December 31, 2017 at a per annum rate of 5% of the principal amount outstanding under the 2014 Multi-Draw Term Facility.

The 2014 Term Loan Facility was used solely to refinance the balance outstanding under our existing credit facility. The 2014 Term Loan Facility bears interest at an adjustable rate equal to a base rate plus 1.75% or a LIBOR rate plus 1.75%, and will terminate, and all amounts under the facility will be due and payable, on December 23, 2024.

As a result of entering into the 2014 Amended Credit Agreement, we have become eligible to receive annual patronage refunds, a profit-sharing program made available to borrowers of the patronage banks. The annual patronage refund is dependent on the weighted average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under patronage loans, as well as the financial performance of the patronage banks. In March 2015, we received a patronage refund on our borrowings during the nine days of 2014 where the 2014 Amended Credit Facilities were outstanding. Of the total amount received, 75% was received in cash and 25% was received in equity in patronage banks.

As of March 31, 2015, $132.0 million was outstanding under the 2014 Amended Credit Facilities, of which $100.0 million was outstanding under the 2014 Term Loan Facility and $32.0 million was outstanding under the 2014 Multi-Draw Term Facility.

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•	requires we must maintain a fixed coverage charge ratio of not less than 1.05:1.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of March 31, 2015.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2015 was $9.7 million, a $9.1 million increase from the three months ended March 31, 2014, primarily driven by an increase of $3.6 million in net cash receipts from timber sales and a $5.7 million increase in net revenue from timberland sales.

For the three months ended March 31, 2015, we used $14.5 million to acquire timberland properties, including transaction costs and $0.8 million in reforestation and building roads.

Net cash provided by financing activities for the three months ended March 31, 2015 was $8.9 million and represented proceeds from borrowing under the 2014 Multi-Draw Term Facility, offset by debt repayments and dividends payment to our common stockholders.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from selective property sales; proceeds from secured and unsecured financings from banks and other lenders, and public offerings of our common stock. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, and stockholder distributions. The amount of cash available for distribution to stockholders and the level of discretionary distributions declared will depend primarily upon the amount of cash generated from our operating activities, our determination of funding needs for near-term capital and debt service requirements, and our expectations of future cash flows.

In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to partially fund timberland acquisitions and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Proceeds from debt financings and future equity offerings may be used to acquire timberlands, fund capital expenditures, and pay down existing and future borrowings.

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of March 31, 2015, our debt-to-net-assets ratio as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 24%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of March 31, 2015, our contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
(amounts in thousands)	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$132,002	$—	$—	$—	$132,002
Estimated interest on debt obligations (1)	30,407	2,488	6,633	6,633	14,653
Operating lease obligations (2)	4,690	537	1,324	1,219	1,610
Other liabilities (3)	740	119	218	184	219
Total	$167,839	$3,144	$8,175	$8,036	$148,484

(1)	Amounts included the impact of an interest rate swap. See Note 5 – Interest Rate Swap Agreement of our accompanying consolidated financial statements for additional information.

(2)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(3)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months ended March 31, 2015 and 2014 are shown in the following tables:

	Three Months Ended March 31,		Change
	2015	2014	%
Timber sales volume (tons)
Pulpwood	262,070	177,240	48%
Sawtimber (1)	175,336	86,311	103%
	437,406	263,551	66%
Net timber sales price (per ton)(2)
Pulpwood	$13	$14	(3)%
Sawtimber	$26	$22	15%

Timberland sales
Gross sales	$6,174,095	$65,250
Sales volumes (acres)	3,400	29
Sales price (per acre)	$1,816	$2,250
(1)    Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended March 31, 2015 and 2014.

Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014

Revenues. Revenues increased to $20.2 million for the three months ended March 31, 2015 from $8.9 million for the three months ended March 31, 2014 due to an increase in timber sales revenue of $5.0 million, an increase in timberland sales revenue of $6.1 million, and an increase in other revenues of $0.3 million. Gross timber sales revenue increased by approximately 62%, primarily due to harvests from properties acquired since April 2014. Timberland sales revenue increased due to selling more acres in 2015. Other revenues increased due to having more acres from properties acquired in the past twelve months under hunting lease. Details of timber sales by product for the three months ended March 31, 2015 and 2014 are shown in the following table:

	Three Months Ended March 31, 2014	Changes attributable to:		Three Months Ended March 31, 2015
(amounts in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$4,809	$(89)	$2,091	$6,811
Sawtimber (2)	3,288	135	2,860	6,283
	$8,097	$46	$4,951	$13,094

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to $5.1 million for the three months ended March 31, 2015 from $3.7 million for the three months ended March 31, 2014 as a result of an approximately 37% increase in delivered sales volume. Delivered sales as a percentage of our total harvest volume decreased from approximately 79% for the three months ended March 31, 2014 to approximately 65% for the three months ended March 31, 2015. Depletion expense increased to $6.2 million for the three months ended March 31, 2015 from $1.8 million for the three months ended March 31, 2014 due to a 66% increase in harvest volume and higher blended depletion rates. As a result of changing to the straight-line depletion method in the first quarter of 2015, depletion expense on our long-term fee timber was $1.1 million higher than it would have been under the normalized depletion method. Additionally, approximately 44% of our 2015 harvest came from properties acquired in the past 12 months, which raised our blended depletion rates. For additional information on change of depletion method, see Application of Critical Accounting Policies below.

Costs of timberland sales increased to $5.0 million for the three months ended March 31, 2015 due to selling more acres. Other operating expenses increased to $0.9 million for the three months ended March 31, 2015 from $0.6 million for the three months ended March 31, 2014, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $1.1 million for the three months ended March 31, 2015 from $0.7 million for the three months ended March 31, 2014. FRC management fees are earned based on number acres under management and timber sales revenue generated. The increase in 2015 was a result of having more acres under management and generating higher timber sales revenue driven by the growth of our timberland portfolio.

General and administrative expenses remained relatively stable for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to lower legal costs and stockholder communication costs, offset by an increase in stock-based compensation expense and salary and benefit costs. Our legal costs decreased by $0.4 million primarily due to incurring expenses in 2014 to assist with the SEC's on-going investigation into Wells Investment Securities, Inc. ("WIS"), the dealer-manager of our two completed non-listed public offerings, and us (See Related-Party Transactions and Agreements below). Our stockholder communication costs decreased as a result of incurring $0.1 million of costs in 2014 in response to a tender offer of our common stock. We incurred a $0.1 million increase in stock-based compensation expense as a result of new restricted stock issuances under our LTIP during the first quarter of 2015 (See Note 7 – Class B-3 Common Stock Conversion and Stock-based Compensation in our accompanying consolidated financial statements). We also incurred a $0.2 million increase in salary and benefit costs as a result of an increase in the number of full-time employees due to the growth of our business.

Interest expense. Interest expense increased to $0.8 million for the three months ended March 31, 2015 from $0.4 million for the three months ended March 31, 2014 primarily due to a higher average debt balance through the period and a higher fixed rate under our current interest rate swap agreement, offset by accrued patronage refunds of $0.3 million.

Net loss. Our net loss increased to $0.8 million for the three months ended March 31, 2015 from $0.4 million for the three months ended March 31, 2014 as a result of a $0.4 million increase in our interest expense. We incurred an operating loss of $0.01 million for the three months ended March 31, 2015 primarily due to a $4.4 million increase in depletion expense and a $0.4 million increase in forest management fees, offset by a $3.6 million increase in net timber sales revenue and a $1.2 million increase in timberland sales revenue net of costs of timberland sales. We sustained a net loss for the three months ended March 31, 2015 primarily as a result of incurring interest expense of $0.8 million. Our net loss per share available to common stockholders for the three months ended March 31, 2015 and 2014 was $0.02 and $0.02, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended March 31, 2015, Adjusted EBITDA was $11.0 million, a $9.0 million increase from the three months ended March 31, 2014, primarily due to a $3.6 million increase in net timber sales, a $5.7 million increase in net revenue from timberland sales, and a $0.3 million increase in other revenues, offset by a $0.4 million increase in forestry management expenses and a $0.3 million increase in other operating expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended March 31,
(amounts in thousands)	2015	2014
Net loss	$(817)	$(388)
Add:
Depletion	6,202	1,804
Basis of timberland sold	4,567	38
Amortization (1)	180	95
Stock-based compensation expense	178	83
Interest expense (1)	652	310
Adjusted EBITDA	$10,962	$1,942

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
Depletion
We recognize depletion expense as timber is harvested. Prior to January 1, 2015, depletion rates for fee timber held longer than 12 months were determined annually using the normalized depletion method, by dividing (a) the sum of (i) net carrying value of merchantable and premerchantable timber, and (ii) projected approved reforestation costs to be capitalized over the remaining harvest cycle; by (b) the estimated merchantable timber volume expected to be harvested over the same period. The projected future harvest volume is derived by running a specialized modeling software based on the specific management regime adapted and a set of scientific formulas. Significant management judgments were involved to develop estimates of future harvest volumes and future reforestation costs.

Effective January 1, 2015, we changed the depletion method on its long-term fee timber to the straight-line method. The straight-line depletion rates are established at least annually by dividing the book value by current standing timber inventory volume. We believe the change from the normalized depletion method to the straight-line depletion method is preferable as the straight-line method is based on the actual costs recorded and volumes of timber that are merchantable as of the date that the depletion rates are determined. It is less reliant on subjective and complex estimates as it does not include future costs to be incurred or expected timber growth. Therefore, the straight-line depletion method provides for a more disaggregated tracking of costs and volumes and allocation of costs as the timber is harvested.

In accordance with FASB ASC 250, we determined that the change in depletion method is a change in accounting estimate effected by a change in accounting principle, and accordingly, the straight-line method will be applied on a prospective basis.

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

Related-Party Transactions and Agreements

Prior to becoming a self-managed company, we were externally managed by Wells TIMO, which was a wholly owned subsidiary of Wells REF. On September 18, 2013, we entered into the Master Agreement with Wells, which set forth the framework for our separation from Wells and our transition to self-management.

Pursuant to the Master Agreement, we entered into the TSA with Wells on October 25, 2013, pursuant to which Wells provided us with certain consulting, support, and transitional services in order to facilitate our successful transition to self-management. In exchange for the services provided by Wells under the TSA, we paid Wells a monthly consulting fee of $22,875. The TSA remained in effect until June 30, 2014.

Also pursuant to the Master Agreement, we entered into a Sublease Agreement with Wells on October 25, 2013, pursuant to which we sublet a portion of the office space used and occupied by Wells. The term of the Sublease commenced on October 25, 2013 and terminated on March 31, 2014.

On January 31, 2014, we entered into an agreement with Wells related to transfer agency services fees, pursuant to which Wells would pay transfer agency fees directly to DST System, Inc. (“DST”), our former transfer agent, from December 2013 to February 2014, when we discontinued use of DST for our transfer agency services.

All related person transactions must be approved or ratified by a majority of the disinterested directors on our board of directors. For more information about our relationship with Wells and its affiliates, see Item 13. Certain Relationships and Related Transaction, And Director Independence in our Annual Report on Form 10-K for the year ended December 31, 2014.

Regulatory Matters

In February 2013, we received a formal subpoena for documents and information from the SEC in connection with the SEC non-public, formal, fact finding investigation regarding WIS, a Wells affiliate and former dealer-manager of our two completed non-listed public offerings, and us. The investigation relates to whether there have been violations of certain provisions of the federal securities laws regarding valuation, potential distributions, marketing, and suitability. We have fully cooperated with the SEC and completed our production of documents and information in response to the subpoena in April 2014.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 –Commitments and Contingencies to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Mahrt Timber Agreements;

•	FRC Timberland Operating Agreements;

•	Obligations under Operating Leases; and

•	Litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into our credit agreements, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements from time to time, and may enter into other interest rate swaps, caps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of March 31, 2015, we had $132.0 million outstanding on the 2014 Amended Credit Facilities, of which $100.0 million under the 2014 Term Loan Facility matures on December 23, 2024 and $32.0 million under the 2014 Multi-Draw Term Facility matures on December 23, 2021. The loans bear interest at a LIBOR Rate plus a margin ranging from 1.75% to 2.75% based upon the then-current LTV Ratio.

Under the 2014 Rabobank Swap, we pay interest at a fixed rate of 2.395% per annum and receive variable LIBOR-based interest payments from Rabobank between December 23, 2014 and December 23, 2024. As of March 31, 2015, the weighted-average interest rate of the 2014 Amended Credit Facilities, after consideration of the 2014 Rabobank Swap, was 2.51%.

Approximately $35.0 million of our total debt outstanding as of March 31, 2015 is subject to an effectively fixed-interest rate when coupled with 2014 Rabobank Swap. As of March 31, 2015, this balance incurred interest expense at an average rate of 4.145%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of March 31, 2015, after consideration of the 2014 Rabobank Swap, approximately $97.0 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 1.92% as of March 31, 2015. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2015, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	May 4, 2015	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO FIRST QUARTER 2015 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

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