Form 10-Q
period 2015-06-30
CatchMark Timber Trust, Inc.
filed 2015-08-03
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s classes of common stock, as of July 30, 2015:

Class A Common Stock 39,551,605 shares

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. CatchMark Timber Trust’s results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for per-share data)

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$14,198	$17,365
Accounts receivable	2,161	798
Prepaid expenses and other assets	2,529	2,781
Deferred financing costs, less accumulated amortization of $571 and $267 as of June 30, 2015 and December 31, 2014, respectively	4,017	4,245
Timber assets (Note 3):
Timber and timberlands, net	554,396	543,101
Intangible lease assets, less accumulated amortization of $933 and $931 as of June 30, 2015 and December 31, 2014, respectively	24	26
Total assets	$577,325	$568,316

Liabilities:
Accounts payable and accrued expenses	$2,780	$2,359
Other liabilities	4,120	3,265
Note payable and line of credit (Note 4)	138,002	118,000
Total liabilities	144,902	123,624

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 889,500 shares authorized; 39,552 and 36,193 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	396	362
Class B-3 common stock, $0.01 par value; 3,500 shares authorized; 0 and 3,164 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	32
Additional paid-in capital	612,926	612,518
Accumulated deficit and distributions	(180,350)	(167,364)
Accumulated other comprehensive loss	(549)	(856)
Total stockholders’ equity	432,423	444,692
Total liabilities and stockholders’ equity	$577,325	$568,316
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per-share data)

	(Unaudited) Three Months Ended June 30		(Unaudited) Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Timber sales	$12,672	$10,173	$25,766	$18,270
Timberland sales	591	1,025	6,765	1,090
Other revenues	911	703	1,887	1,411
	14,174	11,901	34,418	20,771
Expenses:
Contract logging and hauling costs	4,824	4,207	9,944	7,954
Depletion	6,396	3,729	12,598	5,533
Cost of timberland sales	401	791	5,407	841
Forestry management expenses	1,061	810	2,182	1,506
General and administrative expenses	1,864	1,060	3,532	2,776
Land rent expense	172	190	375	405
Other operating expenses	935	681	1,873	1,326
	15,653	11,468	35,911	20,341
Operating (loss) income	(1,479)	433	(1,493)	430

Other income (expense):
Interest income	2	2	2	2
Interest expense	(853)	(784)	(1,656)	(1,169)
	(851)	(782)	(1,654)	(1,167)
Net loss available to common stockholders	$(2,330)	$(349)	$(3,147)	$(737)

Weighted-average common shares outstanding - basic and diluted	39,551	24,985	39,490	24,910

Net loss per-share available to common stockholders - basic and diluted	$(0.06)	$(0.01)	$(0.08)	$(0.03)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,330)	$(349)	$(3,147)	$(737)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	1,201	(166)	307	(180)
Comprehensive loss	$(1,129)	$(515)	$(2,840)	$(917)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands, except for per-share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	36,193	$362	3,164	$32	$612,518	$(167,364)	$(856)	$444,692
Common stock issued pursuant to:
Long-term incentive plan	195	2			408			410
Conversion to Class A Shares	3,164	32	(3,164)	(32)				—
Dividends to common stockholders ($0.25 per share)						(9,839)		(9,839)
Net loss						(3,147)		(3,147)
Other comprehensive income							307	307
Balance, June 30, 2015	39,552	$396	—	$—	$612,926	$(180,350)	$(549)	$432,423

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	13,900	$139	9,493	$95	$432,117	$(152,688)	$269	$279,932
Common stock issued pursuant to:
Listed Public Offerings	1,579	16			21,300			21,316
Long-term incentive plan	13	—			191			191
Conversion to Class A Shares	3,164	32	(3,164)	(32)				—
Dividends to common stockholders ($0.345 per share)						(8,619)		(8,619)
Stock issuance cost					(1,674)			(1,674)
Net loss						(737)		(737)
Other comprehensive loss							(180)	(180)
Balance, June 30, 2014	18,656	$187	6,329	$63	$451,934	$(162,044)	$89	$290,229

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	(Unaudited) Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(3,147)	$(737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	12,598	5,533
Other amortization	58	44
Stock-based compensation expense	411	179
Noncash interest expense	332	182
Basis of timberland sold	4,894	744
Changes in assets and liabilities:
Accounts receivable	(1,363)	(1,102)
Prepaid expenses and other assets	117	575
Accounts payable and accrued expenses	595	378
Other liabilities	1,131	1,089
Net cash provided by operating activities	15,626	6,885

Cash Flows from Investing Activities:
Timberland acquisitions	(27,651)	(86,089)
Capital expenditures (excluding timberland acquisitions)	(1,056)	(536)
Net cash used in investing activities	(28,707)	(86,625)

Cash Flows from Financing Activities:
Proceeds from note payable	20,500	86,500
Repayments of note payable	(498)	(20,169)
Financing costs paid	(249)	(943)
Issuance of common stock	—	21,316
Dividends paid to common stockholders	(9,839)	(5,495)
Stock issuance costs	—	(1,674)
Net cash provided by financing activities	9,914	79,535
Net decrease in cash and cash equivalents	(3,167)	(205)
Cash and cash equivalents, beginning of period	17,365	8,614
Cash and cash equivalents, end of period	$14,198	$8,409

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (unaudited)

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

If CatchMark Timber Trust had continued using the normalized depletion method, depletion expense for the three months and six months ended June 30, 2015 would have been $1.5 million and $2.6 million, or $0.04 and $0.07 per share, lower than the depletion expense it recorded using the straight-line depletion method.

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

The following table presents information about CatchMark Timber Trust's interest rate swap measured at fair value as of June 30, 2015 and December 31, 2014:

(amounts in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap contract	Other liabilities	$(549)	$(856)

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

3.	Timber Assets

As of June 30, 2015 and December 31, 2014, timber and timberlands consisted of the following, respectively:

	As of June 30, 2015
(amounts in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$257,558	$12,598	$244,960
Timberlands	309,165	—	309,165
Mainline roads	632	361	271
Timber and timberlands	$567,355	$12,959	$554,396

	As of December 31, 2014
(amounts in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$258,648	$14,788	$243,860
Timberlands	298,944	—	298,944
Mainline roads	614	317	297
Timber and timberlands	$558,206	$15,105	$543,101

During the three months ended June 30, 2015 and 2014, CatchMark Timber Trust acquired fee-simple interests in approximately 9,700 and 44,300 acres of timberland for $12.8 million and $85.3 million, exclusive of closing costs, respectively.

During the six months ended June 30, 2015 and 2014, CatchMark Timber Trust acquired fee-simple interests in approximately 17,400 and 44,500 acres of timberland for $27.3 million and $85.5 million, exclusive of closing costs, respectively.

During the three months ended June 30, 2015 and 2014, CatchMark Timber Trust sold approximately 260 and 550 acres of timberland, respectively, for $0.6 million and $1.0 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $0.3 million and $0.7 million, respectively.

During the six months ended June 30, 2015 and 2014, CatchMark Timber Trust sold approximately 3,660 and 580 acres of timberland, respectively, for $6.8 million and $1.1 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $4.9 million and $0.7 million, respectively.

As of June 30, 2015, CatchMark Timber Trust owned interests in approximately 406,700 acres of timberlands in Alabama, Georgia, Florida, Louisiana, and Texas; 378,400 acres of which were held in fee-simple interests and 28,300 acres were held in leasehold interests.

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

In March 2015, CatchMark Timber Trust received a patronage refund on its borrowings under the 2014 Amended Credit Agreement during 2014. The refund was calculated by CoBank and approximated 0.91% of CatchMark Timber Trust's weighted average balance outstanding under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility (collectively, "patronage loans"). Of the total amount received, 75% was received in cash and 25% was received in equity in patronage banks. CatchMark Timber Trust expects to receive a patronage refund for 2015 and accrues for the expected refunds by multiplying the weighted average outstanding balance by 0.90%. For the three months and six months ended June 30, 2015, CatchMark Timber Trust recorded $0.3 million and $0.6 million, respectively, in patronage refunds as a credit to its interest expense, respectively.

CatchMark Timber Trust pays the lenders an unused commitment fee on the unused portion of the 2014 Multi-Draw Term Facility and 2014 Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV Ratio.

As of June 30, 2015 and December 31, 2014, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

		As of
(amounts in millions)	Maturity Date	June 30, 2015	December 31, 2014
2014 Term Loan Facility	December 23, 2024	$100.0	$100.0
2014 Multi-Draw Term Facility	December 23, 2021	38.0	18.0
Total		$138.0	$118.0

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

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of June 30, 2015.

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

Interest Paid and Fair Value of Outstanding Debt

During the three months ended June 30, 2015 and 2014, CatchMark Timber Trust made interest payments of $0.8 million and $0.6 million, respectively, on its borrowings. Included in the interest payments for the three months ended June 30, 2015 and 2014 were unused commitment fees of $0.1 million and $0.1 million, respectively.

During the six months ended June 30, 2015 and 2014, CatchMark Timber Trust made interest payments of $1.4 million and $0.9 million, respectively, on its borrowings. Included in the interest payments for the six months ended June 30, 2015 and 2014 were unused commitment fees of $0.2 million and $0.2 million, respectively.

As of June 30, 2015 and December 31, 2014, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap (see Note 5 – Interest Rate Swap Agreement), was 2.50% and 2.58%, respectively. As of June 30, 2015, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swap Agreement
During the six months ended June 30, 2015, CatchMark Timber Trust used one interest rate swap agreement with Rabobank with a notional amount of $35.0 million to hedge its exposure to changing interest rates on its variable rate debt (the “2014 Rabobank Swap”). The 2014 Rabobank Swap became effective on December 23, 2014 and matures on December 23, 2024. Under the terms of the 2014 Rabobank Swap, CatchMark Timber Trust pays interest at a fixed rate of 2.395% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The 2014 Rabobank Swap qualifies for hedge accounting treatment.

During the six months ended June 30, 2015, CatchMark Timber Trust recognized a change in fair value of the 2014 Rabobank Swap of approximately $0.3 million as other comprehensive income. There was no hedge ineffectiveness on the 2014 Rabobank Swap required to be recognized in current earnings. Net payments of approximately $0.4 million made under the 2014 Rabobank Swap by CatchMark Timber Trust during the six months ended June 30, 2015 were recorded as interest expense.

6.    Commitments and Contingencies

Mahrt Timber Agreements

CatchMark Timber Trust is party to a fiber supply agreement and a master stumpage agreement (collectively, the “Mahrt Timber Agreements”) with a wholly owned subsidiary of WestRock Company (“WestRock”), formerly known as MeadWestvaco Corporation ("MeadWestvaco"). The fiber supply agreement provides that WestRock will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The master stumpage agreement provides that CatchMark Timber Trust will sell specified amounts of timber and make available certain portions of its timberlands to CatchMark TRS for harvesting. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark Timber Trust with a reliable customer for the wood products from its timberlands.

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

During the six months ended June 30, 2015, CatchMark Timber Trust granted the following restricted shares of its Class A common stock:

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

A rollforward of CatchMark Timber Trust's unvested restricted stock award activity for the six months ended June 30, 2015 is as follows:

	Employees		Independent Directors
	Number of Underlying Shares	Weighted Average Grant Date Fair Value	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	91,500	$13.54	13,608	$14.42
Granted	190,800	8.89	12,585	11.92
Vested	—	—	(3,625)	13.79
Forfeited	(10,200)	13.51	—	—
Unvested at June 30, 2015	272,100	$10.28	22,568	$13.12

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

During the three months ended June 30, 2015 and 2014, CatchMark Timber Trust recognized approximately $0.2 million and $0.1 million, respectively, of stock-based compensation expense. During the six months ended June 30, 2015 and 2014, CatchMark Timber Trust recognized approximately $0.4 million and $0.2 million, respectively, of stock-based compensation expense. As of June 30, 2015, approximately $2.5 million of unrecognized compensation expenses related to non-vested restricted stock remained and will be recognized over a weighted-average period of 3.5 years.

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

CatchMark Timber Trust incurred the following related-party costs for three months and six months ended June 30, 2014, respectively:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Consulting fees	$68,625	$137,250
Office rent	17,883	17,883
Total	$86,508	$155,133

The related-party costs were included in general and administrative expenses in the accompanying consolidated statements of operations.

9.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2015 and 2014, respectively:

(amounts in thousands)	2015	2014
Dividends declared but not paid	$—	$3,123

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. As of June 30, 2015, we owned interests in approximately 406,700 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities, consisting of 74% pine stands and 26% hardwood stands. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of HBU timberland. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. A substantial portion of our timber sales are derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock(formerly known as MeadWestvaco), subject to market pricing adjustments. For the six months ended June 30, 2015 and 2014, approximately 22% and 35% of our net timber sales revenue was derived from the Mahrt Timber Agreements, respectively. See Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

For the six months ended June 30, 2015, we completed five timberland acquisitions in Georgia and Texas, totaling approximately 17,400 acres for $27.9 million. The acquisitions added 0.6 million tons to our merchantable timber inventory, comprised of 72% pine plantations by acreage and 56% sawtimber by tons. As of June 30, 2015, our timber inventory consisted of an estimated 14.6 million of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory(1):	Fee	Lease	Total
Pulpwood	7.1	0.4	7.5
Sawtimber (2)	6.7	0.4	7.1
Total:	13.8	0.8	14.6

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

As of June 30, 2015, $138.0 million was outstanding under the 2014 Amended Credit Facilities, of which $100.0 million was outstanding under the 2014 Term Loan Facility and $38.0 million was outstanding under the 2014 Multi-Draw Term Facility.

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•	requires we must maintain a fixed coverage charge ratio of not less than 1.05:1.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of June 30, 2015.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2015 was $15.6 million, a $8.7 million increase from the six months ended June 30, 2014, primarily driven by an increase of $5.5 million in net cash receipts from timber sales and a $5.3 million increase in net revenue from timberland sales, offset by increases in general and administrative expenses, other operating expenses, and forestry management expenses due to the growth of our business.

For the six months ended June 30, 2015, we used $27.7 million to acquire timberland properties (including transaction costs) and $1.1 million in reforestation, building roads and fixed asset purchases.

Net cash provided by financing activities for the six months ended June 30, 2015 was $9.9 million and represented proceeds from borrowing under the 2014 Multi-Draw Term Facility, offset by debt repayments and dividend payments to our common stockholders.

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

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of June 30, 2015, our debt-to-net-assets ratio as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 25%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of June 30, 2015, our contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
(amounts in thousands)	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$138,002	$—	$—	$—	$138,002
Estimated interest on debt obligations (1)	30,438	1,723	6,891	6,891	14,933
Operating lease obligations (2)	4,088	41	1,294	1,189	1,564
Other liabilities (3)	630	9	218	184	219
Total	$173,158	$1,773	$8,403	$8,264	$154,718

(1)	Amounts included the impact of an interest rate swap. See Note 5 – Interest Rate Swap Agreement of our accompanying consolidated financial statements for additional information.

(2)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(3)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months and six months ended June 30, 2015 and 2014 are shown in the following tables:

	Three Months Ended June 30,		Change
	2015	2014	%
Timber sales volume (tons)
Pulpwood	291,995	236,300	24%
Sawtimber (1)	156,575	124,478	26%
	448,570	360,778	24%
Net timber sales price (per ton)(2)
Pulpwood	$13	$13	—%
Sawtimber	$26	$24	8%

Timberland sales
Gross sales	$591,132	$1,024,539
Sales volumes (acres)	258	547
Sales price (per acre)	$2,291	$1,873

	Six Months Ended June 30,		Change
	2015	2014	%
Timber sales volume (tons)
Pulpwood	554,067	413,540	34%
Sawtimber (1)	331,910	210,788	57%
	885,977	624,328	42%
Net timber sales price (per ton)(2)
Pulpwood	$13	$13	—%
Sawtimber	$26	$23	13%

Timberland sales
Gross sales	$6,765,227	$1,089,789
Sales volumes (acres)	3,658	576
Sales price (per acre)	$1,849	$1,892
(1)    Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2015 and 2014.

Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014

Revenues. Revenues increased to $14.2 million for the three months ended June 30, 2015 from $11.9 million for the three months ended June 30, 2014 due to an increase in timber sales revenue of $2.5 million, an increase in other revenues of $0.2 million, offset by a decrease in timberland sales revenue of $0.4 million. Gross timber sales revenue increased by approximately 25%, mainly due to a 24% increase in harvest volume as a result of incremental harvest on properties acquired in the past 12 months. Timberland sales revenue decreased due to selling fewer acres in 2015. Other revenues increased due to having more acres under recreational leases due to the growth of our timberland portfolio.

Details of timber sales by product for the three months ended June 30, 2015 and 2014 are shown in the following table:

	Three Months Ended June 30, 2014	Changes attributable to:		Three Months Ended June 30, 2015
(amounts in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$6,111	$(65)	$887	$6,933
Sawtimber (2)	4,062	150	1,527	5,739
	$10,173	$85	$2,414	$12,672

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to $4.8 million for the three months ended June 30, 2015 from $4.2 million for the three months ended June 30, 2014 as a result of an approximately 17% increase in delivered sales volume primarily from harvest on our recently acquired properties, offset by an approximately 2% decrease in weighted average cost per ton due to a decrease in average hauling distance to mills. Depletion expense increased to $6.4 million for the three months ended June 30, 2015 from $3.7 million for the three months ended June 30, 2014 due to an approximately 24% increase in harvest volume and higher blended depletion rates. As a result of changing to the straight-line depletion method in the first quarter of 2015, depletion expense on our long-term fee timber was $1.5 million higher than it would have been under the normalized depletion method. Harvest from properties acquired in the past 12 months deplete at higher rates than our long-term fee timber. For additional information on change of depletion method, see Application of Critical Accounting Policies below.

Costs of timberland sales decreased to $0.4 million for the three months ended June 30, 2015 due to selling fewer acres. Other operating expenses increased to $0.9 million for the three months ended June 30, 2015 from $0.7 million for the three months ended June 30, 2014, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $1.1 million for the three months ended June 30, 2015 from $0.8 million for the three months ended June 30, 2014. FRC management fees are earned based on number acres under management and timber sales revenue generated. The increase in 2015 was a result of having more acres under management and generating higher timber sales revenue driven by the growth of our timberland portfolio.

General and administrative expenses increased to $1.9 million for the three months ended June 30, 2015 from $1.1 million for the three months ended June 30, 2014 due to higher legal costs and compensation costs. Our legal costs increased by $0.5 million primarily due to receiving an insurance recovery claim of $0.6 million in 2014 under our director and officer insurance policy for costs and expenses associated with the SEC's on-going investigation into Wells Investment Securities, Inc. ("WIS"), the dealer-manager of our two completed non-listed public offerings, and us (See Related-Party Transactions and Agreements below). Compensation costs increased by $0.3 million as a result of new restricted stock issuances under the LTIP and an increase in the number of full-time employees due to the growth of our business.

Interest expense. Interest expense increased to $0.9 million for the three months ended June 30, 2015 from $0.8 million for the three months ended June 30, 2014 primarily due to a higher average outstanding debt balance and a higher fixed rate under our current interest rate swap agreement, offset by accrued patronage refunds of $0.3 million.

Net loss. Our net loss increased to $2.3 million for the three months ended June 30, 2015 from $0.3 million for the three months ended June 30, 2014 as a result of incurring an operating loss and an increase in interest expense. We incurred an operating loss of $1.5 million for the three months ended June 30, 2015 as compared to generating operating income of $0.4 million for the three months ended June 30, 2014, primarily due to a $2.7 million increase in depletion expense, a $0.8 million increase in general and administrative expenses and a $0.3 million increase in other operating expenses, offset by a $1.9 million increase in net timber sales revenue. Our net loss per share available to common stockholders for the three months ended June 30, 2015 and 2014 was $0.06 and $0.01, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014

Revenues. Revenues increased to $34.4 million for the six months ended June 30, 2015 from $20.8 million for the six months ended June 30, 2014 due to an increase in timber sales revenue of $7.5 million, an increase in timberland sales revenue of $5.7 million, and an increase in other revenues of $0.5 million. Gross timber sales revenue increased by approximately 41%, mainly due to a 42% increase in harvest volume as a result of incremental harvest on properties acquired in the past 12 months. Timberland sales revenue increased due to selling more acres in 2015. Other revenues increased due to having more acres under recreational leases due to the growth of our timberland portfolio.

Details of timber sales by product for the six months ended June 30, 2015 and 2014 are shown in the following table:

	Six Months Ended June 30, 2014	Changes attributable to:		Six Months Ended June 30, 2015
(amounts in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$10,922	$(173)	$2,995	$13,744
Sawtimber (2)	7,348	298	4,376	12,022
	$18,270	$125	$7,371	$25,766

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to $9.9 million for the six months ended June 30, 2015 from $8.0 million for the six months ended June 30, 2014 as a result of an approximately 27% increase in delivered sales volume primarily from harvest on our recently acquired properties, slightly offset by an approximately 1% decrease in weighted average cost per ton due to a decrease in average hauling distance to mills. Delivered sales as a percentage of our total harvest volume decreased from approximately 70% for the six months ended June 30, 2014 to approximately 62% for the six months ended June 30, 2015. Depletion expense increased to $12.6 million for the six months ended June 30, 2015 from $5.5 million for the six months ended June 30, 2014 due to a 42% increase in harvest volume and higher blended depletion rates. As a result of changing to the straight-line depletion method in the first quarter of 2015, depletion expense on our long-term fee timber was $2.6 million higher than it would have been under the normalized depletion method. Harvest from properties acquired in the past 12 months deplete at higher rates than our long-term fee timber. For additional information on change of depletion method, see Application of Critical Accounting Policies below.

Costs of timberland sales increased to $5.4 million for the six months ended June 30, 2015 from $0.8 million for the six months ended June 30, 2014 due to selling more acres. Other operating expenses increased to $1.9 million for the six months ended June 30, 2015 from $1.3 million for the six months ended June 30, 2014, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $2.2 million for the six months ended June 30, 2015 from $1.5 million for the six months ended June 30, 2014. FRC management fees are earned based on number acres under management and timber sales revenue generated. The increase in 2015 was a result of having more acres under management and generating higher timber sales revenue driven by the growth of our timberland portfolio.

General and administrative expenses increased to $3.5 million for the six months ended June 30, 2015 from $2.8 million for the six months ended June 30, 2014 due to higher compensation costs and legal fees. Compensation costs increased by $0.5 million s a result of new restricted stock issuances under the LTIP and an increase in the number of full-time employees due to the growth of our business. Legal costs increased by $0.2 million primarily due to receiving a net insurance recovery claim of $0.4 million in 2014 under our director and officer insurance policy as described above.

Interest expense. Interest expense increased to $1.7 million for the six months ended June 30, 2015 from $1.2 million for the six months ended June 30, 2014 primarily due to a higher average debt balance through the period and a higher fixed rate under our current interest rate swap agreement, offset by accrued patronage refunds of $0.6 million.

Net loss. Our net loss increased to $3.1 million for the six months ended June 30, 2015 from $0.7 million for the six months ended June 30, 2014 as a result of incurring an operating loss and an increase in interest expense. We incurred an operating loss of $1.5 million for the six months ended June 30, 2015 as compared to generating operating income of $0.4 million for the six months ended June 30, 2014, primarily due to a $7.1 million increase in depletion expense, $0.8 million increase in general and administrative expenses, and a $0.5 million increase in other operating expenses, offset by a $5.5 million increase in net timber sales revenue and a $1.1 million increase in timberland sales revenue net of costs of timberland sales. Our net loss per share available to common stockholders for the six months ended

June 30, 2015 and 2014 was $0.08 and $0.03, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended June 30, 2015, Adjusted EBITDA was $5.5 million, a $0.5 million increase from the three months ended June 30, 2014, primarily due to a $1.9 million increase in net timber sales, offset by a $0.4 million decrease in net revenue from timberland sales, a $0.7 million increase in cash general and administrative expenses, and a $0.3 million increase in other operating expenses.

For the six months ended June 30, 2015, Adjusted EBITDA was $16.5 million, a $9.5 million increase from the six months ended June 30, 2014, primarily due to a $5.5 million increase in net timber sales and a $5.3 million increase in net revenue from timberland sales, offset by a $0.6 million increase in cash general and administrative expenses, and a $0.5 million increase in other operating expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2015	2014	2015	2014
Net loss	$(2,330)	$(349)	$(3,147)	$(737)
Add:
Depletion	6,396	3,729	12,598	5,533
Basis of timberland sold	327	706	4,894	744
Amortization (1)	210	131	390	226
Stock-based compensation expense	233	96	411	179
Interest expense (1)	671	677	1,323	987
Adjusted EBITDA	$5,507	$4,990	$16,469	$6,932

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

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Mahrt Timber Agreements with WestRock, formerly known as MeadWestvaco. The Mahrt Timber Agreements provide that we will sell to WestRock specified amounts of timber subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation; however, we have not noticed a significant impact from inflation on our revenues, net sales, or income from continuing operations.

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

As of June 30, 2015, we had $138.0 million outstanding on the 2014 Amended Credit Facilities, of which $100.0 million under the 2014 Term Loan Facility matures on December 23, 2024 and $38.0 million under the 2014 Multi-Draw Term Facility matures on December 23, 2021. The loans bear interest at a LIBOR Rate plus a margin ranging from 1.75% to 2.75% based upon the then-current LTV Ratio.

Under the 2014 Rabobank Swap, we pay interest at a fixed rate of 2.395% per annum and receive variable LIBOR-based interest payments from Rabobank between December 23, 2014 and December 23, 2024. As of June 30, 2015, the weighted-average interest rate of the 2014 Amended Credit Facilities, after consideration of the 2014 Rabobank Swap, was 2.50%.

Approximately $35.0 million of our total debt outstanding as of June 30, 2015 is subject to an effectively fixed-interest rate when coupled with 2014 Rabobank Swap. As of June 30, 2015, this balance incurred interest expense at an average rate of 4.145%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of June 30, 2015, after consideration of the 2014 Rabobank Swap, approximately $103.0 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 1.94% as of June 30, 2015. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2015, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

Submission of Matters to a Vote of Security Holders

On July 30, 2015, we held our annual meeting of stockholders for the purpose of:

(1)	Considering and voting upon a proposal to elect the seven directors named below to hold office for one-year terms expiring in 2016 and until their respective successors are duly elected and qualify;

(2)	Considering and voting upon a proposal to approve, on an advisory basis, the compensation of our named executive officers;

(3)	Ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2015; and

(4)	Transacting any other business that may properly come before the meeting or any adjournment or postponement thereof.

Proposal No. 1

Election of Directors

Name	Votes For	Votes Withheld	Broker Non-Votes
Willis J. Potts	22,769,136	238,553	11,256,868
Alan D. Gold	22,601,573	406,115	11,256,868
Donald S. Moss	22,805,765	201,924	11,256,868
Douglas D. Rubenstein	22,794,841	212,848	11,256,868
Henry G. Zigtema	22,531,325	476,363	11,256,868
Jerry Barag	22,823,204	184,485	11,256,868
John F. Rasor	22,814,338	193,351	11,256,868

Proposal No. 2

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Proposal to approve, on an advisory basis, the compensation of the Company’s named executive officers	22,549,096	330,292	128,301	11,256,868

Proposal No. 3

Name	Votes For	Votes Withheld	Abstentions
Ratification of the appointment of Deloitte as the independent registered public accounting firm for the fiscal year ending December 31, 2015	33,887,050	281,306	96,201

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	August 3, 2015	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO SECOND QUARTER 2015 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

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