Form 10-Q
period 2015-09-30
CatchMark Timber Trust, Inc.
filed 2015-11-02
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s classes of common stock, as of October 28, 2015:

Class A Common Stock 38,975,589 shares

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. CatchMark Timber Trust’s results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for per-share data)

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$11,372	$17,365
Accounts receivable	2,205	798
Prepaid expenses and other assets	3,095	2,781
Deferred financing costs, less accumulated amortization of $726 and $267 as of September 30, 2015 and December 31, 2014, respectively	3,904	4,245
Timber assets (Note 3):
Timber and timberlands, net	545,897	543,101
Intangible lease assets, less accumulated amortization of $934 and $931 as of September 30, 2015 and December 31, 2014, respectively	23	26
Total assets	$566,496	$568,316

Liabilities:
Accounts payable and accrued expenses	$3,727	$2,359
Other liabilities	4,852	3,265
Note payable and line of credit (Note 4)	138,002	118,000
Total liabilities	146,581	123,624

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 889,500 shares authorized; 39,104 and 36,193 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	391	362
Class B-3 common stock, $0.01 par value; 3,500 shares authorized; 0 and 3,164 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	32
Additional paid-in capital	608,574	612,518
Accumulated deficit and distributions	(187,198)	(167,364)
Accumulated other comprehensive loss	(1,852)	(856)
Total stockholders’ equity	419,915	444,692
Total liabilities and stockholders’ equity	$566,496	$568,316
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per-share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Timber sales	$12,633	$11,392	$38,399	$29,662
Timberland sales	3,555	485	10,320	1,575
Other revenues	1,441	776	3,328	2,187
	17,629	12,653	52,047	33,424
Expenses:
Contract logging and hauling costs	4,874	4,472	14,818	12,426
Depletion	6,710	4,857	19,308	10,390
Cost of timberland sales	3,089	345	8,496	1,186
Forestry management expenses	1,071	857	3,253	2,363
General and administrative expenses	1,684	1,438	5,216	4,214
Land rent expense	158	211	533	616
Other operating expenses	1,112	750	2,985	2,076
	18,698	12,930	54,609	33,271
Operating (loss) income	(1,069)	(277)	(2,562)	153

Other income (expense):
Interest income	1	175	3	177
Interest expense	(876)	(662)	(2,532)	(1,831)
	(875)	(487)	(2,529)	(1,654)
Net loss available to common stockholders	$(1,944)	$(764)	$(5,091)	$(1,501)

Weighted-average common shares outstanding - basic and diluted	39,430	36,874	39,470	28,942

Net loss per-share available to common stockholders - basic and diluted	$(0.05)	$(0.02)	$(0.13)	$(0.05)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,944)	$(764)	$(5,091)	$(1,501)
Other comprehensive loss:
Market value adjustment to interest rate swap	(1,303)	(89)	(996)	(269)
Comprehensive loss	$(3,247)	$(853)	$(6,087)	$(1,770)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands, except for per-share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	36,193	$362	3,164	$32	$612,518	$(167,364)	$(856)	$444,692
Common stock issued pursuant to:
Long-term incentive plan	195	2			639			641
Conversion to Class A Shares	3,164	32	(3,164)	(32)				—
Dividends to common stockholders ($0.375 per share)						(14,743)		(14,743)
Repurchase of common shares	(448)	(5)			(4,583)			(4,588)
Net loss						(5,091)		(5,091)
Other comprehensive loss							(996)	(996)
Balance, September 30, 2015	39,104	$391	—	$—	$608,574	$(187,198)	$(1,852)	$419,915

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	13,900	$139	9,493	$95	$432,117	$(152,688)	$269	$279,932
Common stock issued pursuant to:
Listed Public Offerings	15,954	159			190,062			190,221
Long-term incentive plan	14	—			291			291
Conversion to Class A Shares	3,164	32	(3,164)	(32)				—
Dividends to common stockholders ($0.345 per share)						(10,415)		(10,415)
Stock issuance cost					(10,041)			(10,041)
Net loss						(1,501)		(1,501)
Other comprehensive loss							(269)	(269)
Balance, September 30, 2014	33,032	$330	6,329	$63	$612,429	$(164,604)	$—	$448,218

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	(Unaudited) Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(5,091)	$(1,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	19,308	10,390
Other amortization	88	67
Stock-based compensation expense	642	285
Noncash interest expense	490	587
Basis of timberland sold	7,753	1,043
Changes in assets and liabilities:
Accounts receivable	(1,407)	(174)
Prepaid expenses and other assets	397	830
Accounts payable and accrued expenses	1,015	178
Other liabilities	560	1,019
Net cash provided by operating activities	23,755	12,724

Cash Flows from Investing Activities:
Timberland acquisitions	(28,541)	(91,326)
Capital expenditures (excluding timberland acquisitions)	(1,626)	(691)
Net cash used in investing activities	(30,167)	(92,017)

Cash Flows from Financing Activities:
Proceeds from note payable	20,500	86,500
Repayments of note payable	(498)	(138,660)
Financing costs paid	(252)	(964)
Issuance of common stock	—	190,222
Dividends paid to common stockholders	(14,743)	(10,415)
Repurchase of common shares	(4,588)	—
Stock issuance costs	—	(10,041)
Net cash provided by financing activities	419	116,642
Net (decrease) increase in cash and cash equivalents	(5,993)	37,349
Cash and cash equivalents, beginning of period	17,365	8,614
Cash and cash equivalents, end of period	$11,372	$45,963

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (unaudited)

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

Change in Depletion Method

CatchMark Timber Trust recognizes depletion expense as timber is harvested. Prior to January 1, 2015, depletion rates for fee timber held longer than 12 months were determined annually using the normalized depletion method, by dividing

(a) the sum of (i) net carrying value of merchantable and premerchantable timber, and (ii) projected approved reforestation costs to be capitalized over the remaining harvest cycle; by (b) the estimated merchantable timber volume expected to be harvested over the same period. The projected future harvest volume is derived by running a specialized modeling software based on the specific management regime adopted and a set of scientific formulas. Significant management judgments were involved to develop estimates of future harvest volumes and future reforestation costs.

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

If CatchMark Timber Trust had continued using the normalized depletion method, depletion expense for the three months and nine months ended September 30, 2015 would have been $1.0 million and $3.6 million, or $0.02 and $0.09 per share, lower than the depletion expense it recorded using the straight-line depletion method.

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

The following table presents information about CatchMark Timber Trust's interest rate swap measured at fair value as of September 30, 2015 and December 31, 2014:

(amounts in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap contract	Other liabilities	$(1,852)	$(856)

For additional information about CatchMark Timber Trust's interest rate swap see Note 5 – Interest Rate Swap Agreement.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The update requires deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which allows for deferred financing costs associated with line of credit agreements, which may not have an outstanding balance, to continue to be presented as an asset. ASU 2015-03 and ASU 2015-15 require retrospective application and represent a change in accounting principle. The updatess are effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. CatchMark Timber Trust is currently evaluating the impact of ASU 2015-03 and ASU 2015-15 on its consolidated financial statements and associated disclosures.

3.	Timber Assets

As of September 30, 2015 and December 31, 2014, timber and timberlands consisted of the following, respectively:

	As of September 30, 2015
(amounts in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$257,413	$19,308	$238,105
Timberlands	307,489	—	307,489
Mainline roads	687	384	303
Timber and timberlands	$565,589	$19,692	$545,897

	As of December 31, 2014
(amounts in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$258,648	$14,788	$243,860
Timberlands	298,944	—	298,944
Mainline roads	614	317	297
Timber and timberlands	$558,206	$15,105	$543,101

During the nine months ended September 30, 2015 and 2014, CatchMark Timber Trust acquired fee-simple interests in approximately 17,600 and 44,500 acres of timberland for $27.9 million and $85.5 million, exclusive of closing costs, respectively. A detailed breakout of acreage acquired by state is listed below:

Acres Acquired In:	Georgia	Louisiana	Texas	Total
2015	9,700	300	7,600	17,600
2014	26,000	—	18,500	44,500

During the nine months ended September 30, 2015 and 2014, CatchMark Timber Trust sold approximately 5,600 and 800 acres of timberland, respectively, for $10.3 million and $1.6 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $7.8 million and $1.0 million, respectively. A detailed breakout of land sale acreage by state is listed below:

Acres Sold In:	Alabama	Georgia	Texas	Total
2015	2,200	2,200	1,200	5,600
2014	700	100	—	800

As of September 30, 2015, CatchMark Timber Trust owned interests in approximately 404,500 acres of timberlands in Alabama, Florida, Georgia, Louisiana, and Texas, 376,700 acres of which were held in fee-simple interests and 27,800 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

Acres by state as of September 30, 2015	Fee	Lease	Total
Alabama	73,600	7,900	81,500
Florida	2,500	—	2,500
Georgia	254,400	19,900	274,300
Louisiana	21,300	—	21,300
Texas	24,900	—	24,900
Total:	376,700	27,800	404,500

4.	Note Payable and Line of Credit

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

In March 2015, CatchMark Timber Trust received a patronage refund on its borrowings under the 2014 Amended Credit Agreement during 2014. The refund was calculated by CoBank and approximated 0.91% of CatchMark Timber Trust's weighted average balance outstanding under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility (collectively, "patronage loans"). Of the total amount received, 75% was received in cash and 25% was received in equity in patronage banks. CatchMark Timber Trust expects to receive a patronage refund for 2015 and accrues for the expected refunds by multiplying the weighted average outstanding balance by 0.90%. For the three months and nine months ended September 30, 2015, CatchMark Timber Trust recorded $0.3 million and $0.9 million, respectively, in patronage refunds as a credit to its interest expense, respectively.

CatchMark Timber Trust pays the lenders an unused commitment fee on the unused portion of the 2014 Multi-Draw Term Facility and 2014 Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV Ratio.

As of September 30, 2015 and December 31, 2014, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

		As of
(amounts in millions)	Maturity Date	September 30, 2015	December 31, 2014
2014 Term Loan Facility	December 23, 2024	$100.0	$100.0
2014 Multi-Draw Term Facility	December 23, 2021	38.0	18.0
Total		$138.0	$118.0

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

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of September 30, 2015.

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

Interest Paid and Fair Value of Outstanding Debt

During the three months ended September 30, 2015 and 2014, CatchMark Timber Trust made interest payments of $0.8 million and $0.3 million, respectively, on its borrowings. Included in the interest payments for the three months ended September 30, 2015 and 2014 were unused commitment fees of $0.1 million and $0.1 million, respectively.

During the nine months ended September 30, 2015 and 2014, CatchMark Timber Trust made interest payments of $2.3 million and $1.1 million, respectively, on its borrowings. Included in the interest payments for the nine months ended September 30, 2015 and 2014 were unused commitment fees of $0.3 million and $0.3 million, respectively.

As of September 30, 2015 and December 31, 2014, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap (see Note 5 – Interest Rate Swap Agreement), was 2.50% and 2.58%, respectively. As of September 30, 2015, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swap Agreement
During the nine months ended September 30, 2015, CatchMark Timber Trust used one interest rate swap agreement with Rabobank with a notional amount of $35.0 million to hedge its exposure to changing interest rates on its variable rate debt (the “2014 Rabobank Swap”). The 2014 Rabobank Swap became effective on December 23, 2014 and matures on December 23, 2024. Under the terms of the 2014 Rabobank Swap, CatchMark Timber Trust pays interest at a fixed rate of 2.395% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The 2014 Rabobank Swap qualifies for hedge accounting treatment.

During the nine months ended September 30, 2015, CatchMark Timber Trust recognized a change in fair value of the 2014 Rabobank Swap of approximately $1.0 million as other comprehensive loss. There was no hedge ineffectiveness on the 2014 Rabobank Swap required to be recognized in current earnings. Net payments of approximately $0.6 million made under the 2014 Rabobank Swap by CatchMark Timber Trust during the nine months ended September 30, 2015 were recorded as interest expense.

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

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark Timber Trust may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the three months ended September 30, 2015, CatchMark Timber Trust repurchased 447,952 shares of common stock for $4.6 million. All common stock purchases through the end of September 2015 under the stock repurchase program were made in open-market transactions. As of September 30, 2015, CatchMark Timber Trust had 39.1 million shares of common stock outstanding and may purchase up to an additional $25.4 million under the program.

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

During the nine months ended September 30, 2015, CatchMark Timber Trust granted the following restricted shares of its Class A common stock:

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

A rollforward of CatchMark Timber Trust's unvested restricted stock award activity for the nine months ended September 30, 2015 is as follows:

	Employees		Independent Directors
	Number of Underlying Shares	Weighted Average Grant Date Fair Value	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	91,500	$13.54	13,608	$14.42
Granted	190,800	8.89	12,585	11.92
Vested	—	—	(4,625)	15.47
Forfeited	(10,200)	13.51	—	—
Unvested at September 30, 2015	272,100	$10.28	21,568	$12.73

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

During the three months ended September 30, 2015 and 2014, CatchMark Timber Trust recognized approximately $0.2 million and $0.1 million, respectively, of stock-based compensation expense. During the nine months ended September 30, 2015 and 2014, CatchMark Timber Trust recognized approximately $0.6 million and $0.3 million, respectively, of stock-based compensation expense. As of September 30, 2015, approximately $2.3 million of unrecognized compensation expenses related to non-vested restricted stock remained and will be recognized over a weighted-average period of 3.3 years.

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

CatchMark Timber Trust incurred the following related-party costs for three months and nine months ended September 30, 2014, respectively:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Consulting fees	$—	$137,250
Office rent	—	17,883
Total	$—	$155,133

The related-party costs were included in general and administrative expenses in the accompanying consolidated statements of operations.

9.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2015 and 2014, respectively:

(amounts in thousands)	2015	2014
Write-off of fully amortized deferred financing costs	$—	$395

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. As of September 30, 2015, we owned interests in approximately 404,500 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities, consisting of 74% pine stands and 26% hardwood stands. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of HBU timberland. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest. A substantial portion of our timber sales are derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock (formerly known as MeadWestvaco), subject to market pricing adjustments. For the nine months ended September 30, 2015 and 2014, approximately 24% and 34% of our net timber sales revenue was derived from the Mahrt Timber Agreements, respectively. See Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

For the nine months ended September 30, 2015, we completed six timberland acquisitions in Georgia, Louisiana, and Texas, totaling approximately 17,600 acres for $28.4 million, including transaction costs. The acquisitions added 0.6 million tons to our merchantable timber inventory, comprised of 72% pine plantations by acreage and 56% sawtimber by tons. As of September 30, 2015, our timber inventory consisted of an estimated 14.2 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory(1):	Fee	Lease	Total
Pulpwood	6.8	0.4	7.2
Sawtimber (2)	6.6	0.4	7.0
Total:	13.4	0.8	14.2

(1)
Merchantable timber inventory does not include current year growth, which should approximate current year harvest volumes (see Results of Operations below for information on current year harvest volume).

(2)	Includes chip-n-saw and sawtimber.

The focus of our business is to invest in timberlands and to actively manage our assets to provide current income and attractive long-term returns to our stockholders. Our immediate emphasis is to grow through accretive acquisitions. We continue to build our pipeline of potential acquisitions focused on highly productive assets located in high demand fiber basket markets. Our available credit capacity (see discussions within Liquidity and Capital Resources below) should facilitate closing on additional transactions expeditiously. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to further grow and diversify our portfolio of timber assets.

Liquidity and Capital Resources

Debt

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

As of September 30, 2015, $138.0 million was outstanding under the 2014 Amended Credit Facilities, of which $100.0 million was outstanding under the 2014 Term Loan Facility and $38.0 million was outstanding under the 2014 Multi-Draw Term Facility.

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•	requires we must maintain a fixed coverage charge ratio of not less than 1.05:1.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of September 30, 2015.

Share Repurchase Program

On August 7, 2015, our board of directors approved a stock repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the program at any time. Through the end of September 2015, we repurchased 447,952 shares of our common stock at an average price of $10.21 per share for a total of $4.6 million. All common stock purchases under the stock repurchase program were made in open-market transactions and were funded with cash on-hand. As discussed above, we can borrow up to $25.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock is a prudent use of capital resources.

As of September 30, 2015, we had $25.4 million remaining in our share repurchase authorization.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2015 was $23.8 million, an $11.0 million increase from the nine months ended September 30, 2014, primarily driven by an increase of $6.3 million in net cash receipts from timber sales and a $8.1 million increase in net revenue from timberland sales, offset by a $1.1 million increase in cash paid for interest and increases in general and administrative expenses, other operating expenses, and forestry management expenses due to the growth of our business.

For the nine months ended September 30, 2015, we used $28.5 million to acquire timberland properties (including transaction costs) and $1.6 million in reforestation, building roads and fixed asset purchases.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $0.4 million and represented proceeds from borrowing under the 2014 Multi-Draw Term Facility, offset by debt repayments, dividend payments to our common stockholders, repurchases of common shares, and financing costs paid.

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

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of September 30, 2015, our debt-to-net-assets ratio as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 25%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of September 30, 2015, our contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
(amounts in thousands)	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$138,002	$—	$—	$—	$138,002
Estimated interest on debt obligations (1)	29,654	863	6,908	6,908	14,975
Operating lease obligations (2)	4,067	20	1,294	1,189	1,564
Other liabilities (3)	625	4	218	184	219
Total	$172,348	$887	$8,420	$8,281	$154,760

(1)	Amounts included the impact of an interest rate swap. See Note 5 – Interest Rate Swap Agreement of our accompanying consolidated financial statements for additional information.

(2)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(3)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months and nine months ended September 30, 2015 and 2014 are shown in the following tables:

	Three Months Ended September 30,		Change
	2015	2014	%
Timber sales volume (tons)
Pulpwood	289,608	258,001	12%
Sawtimber (1)	155,815	138,446	13%
	445,423	396,447	12%
Net timber sales price (per ton)(2)
Pulpwood	$13	$13	—%
Sawtimber	$25	$25	—%

Timberland sales
Gross sales	$3,554,272	$485,630
Sales volumes (acres)	1,953	206
Sales price (per acre)	$1,820	$2,357

	Nine Months Ended September 30,		Change
	2015	2014	%
Timber sales volume (tons)
Pulpwood	843,673	671,541	26%
Sawtimber (1)	487,725	349,234	40%
	1,331,398	1,020,775	30%
Net timber sales price (per ton)(2)
Pulpwood	$13	$13	—%
Sawtimber	$26	$24	8%

Timberland sales
Gross sales	$10,319,500	$1,575,419
Sales volumes (acres)	5,611	782
Sales price (per acre)	$1,839	$2,015
(1)    Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2015 and 2014.

Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014

Revenues. Revenues increased to $17.6 million for the three months ended September 30, 2015 from $12.7 million for the three months ended September 30, 2014 due to an increase in timber sales revenue of $1.2 million, an increase in timberland sales revenue of $3.1 million, and an increase in other revenues of $0.7 million. Gross timber sales revenue increased by approximately 11%, mainly due to an increase in harvest volume as a result of incremental harvest on properties acquired in the past 12 months. Timberland sales revenue increased due to selling more acres in 2015. Other revenues increased due to receiving $0.5 million in easement income as well as having more acres under recreational leases due to the growth of our timberland portfolio.

Details of timber sales by product for the three months ended September 30, 2015 and 2014 are shown in the following table:

	Three Months Ended September 30, 2014	Changes attributable to:		Three Months Ended September 30, 2015
(amounts in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$6,829	$(82)	$382	$7,129
Sawtimber (2)	4,563	66	875	5,504
	$11,392	$(16)	$1,257	$12,633

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to $4.9 million for the three months ended September 30, 2015 from $4.5 million for the three months ended September 30, 2014 as a result of an approximately 10% increase in delivered sales volume primarily from harvest on our recently acquired properties. Depletion expense increased to $6.7 million for the three months ended September 30, 2015 from $4.9 million for the three months ended September 30, 2014 due to an approximately 12% increase in harvest volume and higher blended depletion rates. As a result of changing to the straight-line depletion method in the first quarter of 2015, depletion expense on our long-term fee timber was $1.0 million higher than it would have been under the normalized depletion method. Harvest from properties acquired in the past 12 months deplete at higher rates than our long-term fee timber. For additional information on change of depletion method, see Application of Critical Accounting Policies below.

Costs of timberland sales increased to $3.1 million for the three months ended September 30, 2015 due to selling more acres. Other operating expenses increased to $1.1 million for the three months ended September 30, 2015 from $0.8 million for the three months ended September 30, 2014, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $1.1 million for the three months ended September 30, 2015 from $0.9 million for the three months ended September 30, 2014. FRC management fees are earned based on number acres under management and timber sales revenue generated. The increase in 2015 was a result of having more acres under management and generating higher timber sales revenue driven by the growth of our timberland portfolio.

General and administrative expenses increased to $1.7 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014 due to higher compensation costs. Our compensation costs increased by $0.2 million as a result of new restricted stock issuances under the LTIP and an increase in the number of full-time employees due to the growth of our business.

Interest income. Interest income decreased by $0.2 million for the three months ended September 30, 2015 due to receiving a counter-party payment upon termination of our previous interest rate swap agreement during the three months ended September 30, 2014.

Interest expense. Interest expense increased to $0.9 million for the three months ended September 30, 2015 from $0.7 million for the three months ended September 30, 2014 primarily due to a higher average outstanding debt balance and a higher fixed rate under our current interest rate swap agreement, offset by accrued patronage refunds of $0.3 million. See Note 4 – Note Payable and Line of Credit of our accompanying consolidated financial statements for additional information regarding patronage refunds.

Net loss. Our net loss increased to $1.9 million for the three months ended September 30, 2015 from $0.8 million for the three months ended September 30, 2014 as a result of incurring an operating loss and an increase in interest expense. We incurred an operating loss of $1.1 million for the three months ended September 30, 2015 as compared to $0.3 million for the three months ended September 30, 2014, primarily due to a $1.9 million increase in depletion expense, offset by a $0.8 million increase in net timber sales revenue and a $0.3 million increase in timberland sales revenue net of costs of timberland sales. Our net loss per share available to common stockholders for the three months ended September 30, 2015 and 2014 was $0.05 and $0.02, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014

Revenues. Revenues increased to $52.0 million for the nine months ended September 30, 2015 from $33.4 million for the nine months ended September 30, 2014 due to an increase in timber sales revenue of $8.7 million, an increase in timberland sales revenue of $8.7 million, and an increase in other revenues of $1.1 million. Gross timber sales revenue increased by approximately 29%, mainly due to an increase in harvest volume as a result of incremental harvest on properties acquired in the past 12 months. Timberland sales revenue increased due to selling more acres in 2015. Other revenues increased due to receiving $0.5 million in easement income as well as having more acres under recreational leases due to the growth of our timberland portfolio.

Details of timber sales by product for the nine months ended September 30, 2015 and 2014 are shown in the following table:

	Nine Months Ended September 30, 2014	Changes attributable to:		Nine Months Ended September 30, 2015
(amounts in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$17,752	$(274)	$3,395	$20,873
Sawtimber (2)	11,910	362	5,254	17,526
	$29,662	$88	$8,649	$38,399

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs increased to $14.8 million for the nine months ended September 30, 2015 from $12.4 million for the nine months ended September 30, 2014 as a result of an approximately 21% increase in delivered sales volume primarily from harvest on our recently acquired properties. Delivered sales as a percentage of our total harvest volume decreased to approximately 62% for the nine months ended September 30, 2015 from approximately 67% for the nine months ended September 30, 2014. Depletion expense increased to $19.3 million for the nine months ended September 30, 2015 from $10.4 million for the nine months ended September 30, 2014 due to a 30% increase in harvest volume and higher blended depletion rates. As a result of changing to the straight-line depletion method in the first quarter of 2015, depletion expense on our long-term fee timber was $3.6 million higher than it would have been under the normalized depletion method. Harvest from properties acquired in the past 12 months deplete at higher rates than our long-term fee timber. For additional information on change of depletion method, see Application of Critical Accounting Policies below.

Costs of timberland sales increased to $8.5 million for the nine months ended September 30, 2015 from $1.2 million for the nine months ended September 30, 2014 due to selling more acres. Other operating expenses increased to $3.0 million for the nine months ended September 30, 2015 from $2.1 million for the nine months ended September 30, 2014, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $3.3 million for the nine months ended September 30, 2015 from $2.4 million for the nine months ended September 30, 2014. FRC management fees are earned based on number acres under management and timber sales revenue generated. The increase in 2015 was a result of having more acres under management and generating higher timber sales revenue driven by the growth of our timberland portfolio.

General and administrative expenses increased to $5.2 million for the nine months ended September 30, 2015 from $4.2 million for the nine months ended September 30, 2014 due to higher compensation costs and legal fees. Compensation costs increased by $0.8 million as a result of new restricted stock issuances under the LTIP and an increase in the number of full-time employees due to the growth of our business. Legal costs increased by $0.3 million primarily due to receiving a net insurance recovery claim of $0.4 million in 2014 under our director and officer insurance policy for costs and expenses associated with the SEC's on-going investigation into Wells Investment Securities, Inc. ("WIS"), the dealer-manager of our two completed non-listed public offerings, and us (See Related-Party Transactions and Agreements below).

Interest income. Interest income decreased by $0.2 million for the nine months ended September 30, 2015 due to receiving a counter-party payment upon termination of our previous interest rate swap agreement.

Interest expense. Interest expense increased to $2.5 million for the nine months ended September 30, 2015 from $1.8 million for the nine months ended September 30, 2014 primarily due to a higher average debt balance through the period and a higher fixed rate under our current interest rate swap agreement, offset by accrued patronage refunds of $0.9 million. See Note 4 – Note Payable and Line of Credit of our accompanying consolidated financial statements for additional information regarding patronage refunds.

Net loss. Our net loss increased to $5.1 million for the nine months ended September 30, 2015 from $1.5 million for the nine months ended September 30, 2014 as a result of incurring an operating loss and an increase in interest expense.

We incurred an operating loss of $2.6 million for the nine months ended September 30, 2015 as compared to generating operating income of $0.2 million for the nine months ended September 30, 2014, primarily due to a $8.9 million increase in depletion expense, $1.0 million increase in general and administrative expenses, and a $0.9 million increase in other operating expenses, offset by a $6.3 million increase in net timber sales revenue and a $1.4 million increase in timberland sales revenue net of costs of timberland sales. Our net loss per share available to common stockholders for the nine months ended September 30, 2015 and 2014 was $0.13 and $0.05, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance and our ability to satisfy lender requirements. Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization (“EBITDA”) is a non-GAAP measure of operating performance. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their non-cash nature, and we refer to this measure as Adjusted EBITDA. As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be viewed as an alternative to net income or cash from operations as measurements of our operating performance. Due to the significant amount of timber assets subject to depletion and the significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial condition and performance. Our credit agreements contain a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments.

For the three months ended September 30, 2015, Adjusted EBITDA was $8.8 million, a $3.6 million increase from the three months ended September 30, 2014, primarily due to a $0.8 million increase in net timber sales, a $2.9 million increase in net revenue from timberland sales and a $0.7 million increase in other revenues, offset by a $0.4 million increase in other operating expenses, a $0.1 million increase in general and administrative expenses, and a $0.2 million increase in forestry management fees.

For the nine months ended September 30, 2015, Adjusted EBITDA was $25.2 million, a $13.1 million increase from the nine months ended September 30, 2014, primarily due to a $6.3 million increase in net timber sales, a $8.1 million increase in net revenue from timberland sales and a $1.1 million increase in other revenues, offset by a $0.9 million increase in other operating expenses, a $0.7 million increase in general and administrative expenses, and a $0.8 million increase in forestry management fees.

Our reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2015 and 2014 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2015	2014	2015	2014
Net loss	$(1,944)	$(764)	$(5,091)	$(1,501)
Add:
Depletion	6,710	4,857	19,308	10,390
Basis of timberland sold	2,859	299	7,753	1,043
Amortization (1)	188	428	578	654
Stock-based compensation expense	231	106	642	285
Interest expense (1)	719	257	2,042	1,244
Adjusted EBITDA	$8,763	$5,183	$25,232	$12,115

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

As of September 30, 2015, we had $138.0 million outstanding on the 2014 Amended Credit Facilities, of which $100.0 million under the 2014 Term Loan Facility matures on December 23, 2024 and $38.0 million under the 2014 Multi-Draw Term Facility matures on December 23, 2021. The loans bear interest at a LIBOR Rate plus a margin ranging from 1.75% to 2.75% based upon the then-current LTV Ratio.

Under the 2014 Rabobank Swap, we pay interest at a fixed rate of 2.395% per annum and receive variable LIBOR-based interest payments from Rabobank between December 23, 2014 and December 23, 2024. As of September 30, 2015, the weighted-average interest rate of the 2014 Amended Credit Facilities, after consideration of the 2014 Rabobank Swap, was 2.50%.

Approximately $35.0 million of our total debt outstanding as of September 30, 2015 is subject to an effectively fixed-interest rate when coupled with 2014 Rabobank Swap. As of September 30, 2015, this balance incurred interest expense at an average rate of 4.145%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of September 30, 2015, after consideration of the 2014 Rabobank Swap, approximately $103.0 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 1.94% as of September 30, 2015. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of CatchMark Timber Trust's common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	—	—	—
August 1 - August 31	175,408	$10.23	175,408	$28.2	million
September 1 - September 30	272,544	$10.20	272,544	$25.4	million
Total	447,952		447,952	$25.4	million

(1)
On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares. All purchases of outstanding common shares were made in open-market transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2015, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	November 2, 2015	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO THIRD QUARTER 2015 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-191322) filed on September 23, 2013)

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013)

10.1*	CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (as amended and restated on July 30, 2015)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.