Form 10-K
period 2015-12-31
CatchMark Timber Trust, Inc.
filed 2016-03-07
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from ______ to _______.

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2325, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $453.0 million. The aggregate market value was calculated by using the closing price of the Class A common stock as of that date on the New York Stock Exchange, which was $11.57 per share.

As of February 29, 2016: 38,800,917 shares of the registrant's Class A common stock were outstanding

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

Index to Consolidated Financial Statements

PART I

ITEM 1.BUSINESS

General

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT), a Maryland corporation, is a self- administered and self-managed real estate company that invests in timberlands and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust incorporated in 2005, commenced operations in 2007, and conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP (See Note 7 – Noncontrolling Interest of the accompanying consolidated financial statements for more information). In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation, was formed as a wholly owned subsidiary of CatchMark Timber OP. Unless otherwise noted, references to CatchMark Timber Trust, "we", "us", or "our" herein shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. The focus of our business is to invest in timberlands and to actively manage such assets to provide current income and attractive long-term returns to our stockholders. We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as rent from hunting and recreational leases.

When and where we believe it is appropriate, we also periodically generate income and cash flow from timberland sales, including the sale of higher-and-better use, or HBU, properties. HBU properties are timberland properties that have a higher-value use beyond growing timber, such as properties that can be sold for development, conservation, recreational or other rural purposes at prices in excess of traditional timberland values. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest.

For each of the three years ended December 31, 2015, 2014 and 2013, our revenues from timber sales, timberland sales, and non-timber related sources, as a percentage of our total revenue, are set forth in the table below:

	2015	2014	2013
Timber sales	76%	75%	83%
Timberland sales	17%	20%	8%
Other revenues	7%	5%	9%
Total	100%	100%	100%

As of December 31, 2015, approximately 397,200 acres, or 93% of our timberland available for hunting and recreational uses, had been leased to tenants under operating leases that expire between March and June 2016.

Current Timberland Holdings

As of December 31, 2015, we owned interests in approximately 425,000 acres of timberland in the U.S. South, consisting of approximately 401,200 acres held in fee-simple interests, or our fee timberlands, and approximately 23,800 acres held in leasehold interests, or our leased timberlands. As of December 31, 2015, our timberlands were comprised of approximately 74% pine stands and 26% hardwood stands (by acreage) and contained an estimated 16.8 million tons of merchantable inventory.

Index to Consolidated Financial Statements

Please refer to Item 2 – Properties for more details on our timber and timberland properties.

Our Business and Growth Strategies

Our objective is to produce long-term cash flow and value growth from carefully managing our existing portfolio, participating in ongoing timber product price recovery, and undertaking timberland acquisitions and selective timberland dispositions through the ongoing implementation of the following business and growth strategies:

Actively Manage Our Timberlands for Long-Term Results. We seek to maximize long-term returns by actively managing our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship. Further, we expect to continue making investments in forest technology, including improved seedlings, in order to increase the sustainable yield of our timberlands over the long-term.

Maximize Profitability on Timber Sales. We actively manage our log merchandising efforts together with delivered and stumpage sales with the goal of achieving the highest available price for our timber products. We compete with other timberland owners on the basis of the quality of our logs, the prices of our logs, our reputation as a reliable supplier and our ability to meet customer specifications. We will continue to work diligently and proactively with our third-party contractors to ensure that we optimize our logging, hauling, sorting, and merchandising operations to extract the maximum profitability from each of our logs based on the foregoing considerations.

Pursue Attractive Timberland Acquisitions. We seek to identify and acquire high quality timberland properties, with our average deal size ranging from 10,000 to 40,000 acres. Generally, we expect to focus our acquisition efforts in the most commercially desirable timber-producing regions of the U.S. South, although we may also pursue opportunistic acquisitions outside of these regions. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective timberland property or properties, including, but not limited to:

•	Local market dynamics

•	Predominantly pine merchantable inventory mix

•	Sustainable productivity (on a tons per-acre, per-year basis)

•	Quality of existing and prospective customers

•	Target unlevered cash yields

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

Opportunistically Sell HBU Lands. We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. We intend to capitalize on the value of our timberland portfolio by opportunistically monetizing HBU timberlands. When evaluating our HBU opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to:

•	Suboptimal inventory stocking

•	Predominantly hardwood merchantable inventory mix

•	Substandard productivity

The close proximity of our existing timberlands to several major population centers provides us with opportunities to periodically sell parcels of our land at favorable valuations. We generally expect to monetize 1% to 2% of our fee timberland acreage on an annual basis pursuant to our land sales program, although such results may vary. We may

Index to Consolidated Financial Statements

also decide to pursue various land entitlements on certain properties in order to realize higher long-term values on such properties.

Practice Sound Environmental Stewardship. We will remain committed to responsible environmental stewardship and sustainable forestry. Our timberlands, except those that have been recently acquired, have been are third-party audited and certified in accordance with the 2015-2019 SFI (Sustainable Forest Initiative) standard. We are currently taking the necessary procedures to get our recently acquired timberlands third-party audited and certified in accordance with the SFI standards within the next 12 months. SFI standards promote sustainable forest management through recognized core principles, including measures to protect water quality, biodiversity, wildlife habitat and at-risk species. Our timberlands are further managed to meet or exceed all state regulations through the implementation of best management practices as well as internal policies designed to ensure compliance. We believe our continued commitment to environmental stewardship will allow us to maintain our timberlands’ productivity, grow our customer base and enhance our reputation as a preferred timber supplier.

Financing Strategy

Our long-term financing strategy seeks to maximize balance sheet liquidity and operational flexibility for the purpose of generating current income and attractive long-term returns for our stockholders. We intend to employ prudent amounts of equity and debt financing as a means of providing additional funds for the selective acquisitions of timber assets, to refinance existing debt or for general corporate purposes. In particular, we seek to maximize balance sheet liquidity and flexibility by:

•	Maintaining sufficient liquidity through borrowing capacity under our credit facilities and cash-on-hand;

•	Minimizing the amount of near-term debt maturities in a single year;

•	Maintaining low to modest leverage; and

•	Maintaining access to diverse sources of capital.

We finance our timber assets using a variety of methods and determine the amount of equity and debt financing to be used when acquiring an asset by evaluating terms available in the credit markets (such as interest rate, repayment provisions and maturity), our cost of equity capital and our assessment of the particular asset’s risk. Historically, a significant portion of our debt has consisted of long-term borrowings secured by our timber assets.

We anticipate that we will continue to use a number of different sources to finance our operations and selective acquisitions going forward, including cash from operations, proceeds from asset dispositions, funds available under bank credit facilities (which may or may not be secured by our assets), potential future issuances of common or preferred equity or partnership interests in our operating partnership or any combination of these sources, to the extent available to us, or other sources that may become available from time to time.

Transaction Activity

In connection with furthering our investment and operating objectives, we have executed the following timberland transactions:

Acquisitions

During the year ended December 31, 2015, we completed eight timberland acquisitions in Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas, totaling approximately 42,900 acres for $73.3 million, exclusive of closing costs. The acquisitions were funded with a combination of cash on hand as well as borrowings under our existing credit agreement. The timberlands acquired in 2015 are well stocked with merchantable pine inventory, located in strong pulpwood and sawtimber markets, and complement our existing timberland portfolio while expanding into new subregional markets within the U.S. South. The 2015 acquisitions added approximately 1.8 million tons to our merchantable timber inventory, comprised of 80% pine plantations by acreage and 49% sawtimber by tons.

Index to Consolidated Financial Statements

Since our initial listed public offering (the "IPO") in December 2013, we have acquired a total of approximately 164,500 acres of timberland and expanded our timberland ownership into Florida, Louisiana, North Carolina, South Carolina, Tennessee and Texas. The acquisitions since our IPO have added 6.6 million tons to our merchantable timber inventory, comprised of 77% pine plantations by acreage and 56% sawtimber by tons.

Dispositions

During the year ended December 31, 2015, we sold approximately 6,400 acres of timberland in Alabama, Georgia, and Texas, for $11.8 million. The timberland dispositions represented approximately 1.6% of our timberland acreage (measured based on average monthly timberland acreage in 2015).

Mahrt Timber Agreements

We are party to a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly owned subsidiary of WestRock Company ("WestRock"). The master stumpage agreement provides that we will sell specified amounts of timber and make available certain portions of our timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from our timberlands.

For the years ended December 31, 2015, 2014, and 2013, approximately 23%, 34%, and 60%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. For 2016, we are required to make available for purchase by WestRock, and WestRock is required to purchase, a minimum of approximately 0.4 million tons of timber at fiber supply agreement pricing.

Economic Dependency and Credit Risk of Customers

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

For the year ended December 31, 2015, our largest customer, WestRock, represented 31% of our consolidated revenues. No other customer represented more than 10% of our consolidated revenues. The loss of WestRock would have a material adverse effect on our operating results. We sold timber to 42 customers in 2015, compared to 30 in 2014, an increase predominantly driven by recent timberland acquisitions (See Transaction Activity under Item 1 – Business).

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
Recent Tax Legislation

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “Certain United States Federal Income Tax Considerations” in our Prospectus included in our Registration Statement on Form S-3 filed June 20, 2014. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Code Section 562(c)(2).

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years. We are no longer subject to the built-in gains tax with respect to properties we held as of January 1, 2009.

•
REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

•	A number of changes applicable to REITs are made to the FIRPTA rules for taxing non-US persons on gains from sales of US real property interests (“USRPIs”):

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, new rules will simplify the determination of whether we are a “domestically controlled qualified investment entity.”

•
For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Code Section 897(k)(3).

•	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.

Environmental Matters

See Item 1A — Risk Factors, Risk Related to Our Business and Operations for discussions of environmental matters that impact our business.

Executive Officers of the Registrant

Name	Age	Position(s)
Jerry Barag	57	Chief Executive Officer, President and Director
Brian M. Davis	46	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
John F. Rasor	72	Chief Operating Officer, Secretary and Director

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

Brian M. Davis was appointed as our Senior Vice President and Chief Financial Officer in March 2013, as our Assistant Secretary in August 2013 and as our Treasurer since our transition to self-management on October 25, 2013. Mr. Davis served as Senior Vice President and Chief Financial Officer of Wells Timberland Investment Management Organization, or Wells TIMO, from March 2009 until our transition to self-management on October 25, 2013 and as Vice President from October 2007 through March 2009. From March 2013 to September 2013, he was Senior Vice President and Chief Financial Officer of Wells Core Office Income REIT, Inc., or Wells Core. From February 2012 to September 2013, Mr. Davis served as the Chief of Strategic Product Management for Wells REF with responsibility for the strategic planning, development and leadership of the corporate finance organization. In addition, Mr. Davis served as Senior Vice President of Wells Capital, Inc., or Wells Capital, from February 2013 to September 2013. From 2000 until joining Wells Real Estate Funds, or Wells REF, in 2007, Mr. Davis worked at Atlanta-based SunTrust Bank, where he held various positions delivering capital market solutions – advisory, capital raising, and forward risk management to public and private companies. Mr. Davis previously held positions with CoBank of Denver, Colorado, as Capital Markets Officer from 1998 to 2000, and with SunTrust as Portfolio Manager for the AgriFoods Specialty Lending Group from 1994 to 1998. Mr. Davis received his Bachelor of Business Administration and Master of Business Administration from Ohio University.

John F. Rasor has served as our Chief Operating Officer and Secretary since our transition to self-management on October 25, 2013 and became a director on December 17, 2013. Mr. Rasor served as our consultant from August 2013 to his appointment as our Chief Operating Officer and Secretary. Mr. Rasor brings over 45 years of experience in the timberland and forest products industries, including expertise in manufacturing, fiber procurement and log merchandising, sales and distribution. From September 2011 to our transition to self-management, Mr. Rasor has served as a Principal with Mr. Barag of TimberStar Advisors. From 2004 to September 2011, he served as Managing Director of TimberStar. During his 40-year career with Georgia-Pacific Corporation, or Georgia Pacific, Mr. Rasor served as an Executive Vice President of Georgia-Pacific from 1996 to 2003, where he was responsible for all of Georgia-Pacific’s timberland and the procurement of all the wood and fiber needed to operate Georgia-Pacific’s mills. He also played a key role in the separation of Georgia-Pacific’s timberland assets into a separate operating entity in 1997 that subsequently merged with Plum Creek Timber Company, Inc. in 2001. Following the separation of Georgia Pacific’s timberland assets, Mr. Rasor assumed responsibility for several of Georgia Pacific’s building products business units and staff positions in addition to serving as a member of the Executive Management Committee of the company. Mr. Rasor attended Willamette University and the University of Oregon.

Employees

As of December 31, 2015, we had 14 employees.

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

ITEM 1A.     RISK FACTORS

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

Index to Consolidated Financial Statements

Our failure to meet the market’s expectations with regard to future cash distributions likely would adversely affect the market price of our common stock.

We are substantially dependent on our business relationship with WestRock, and our continued success will depend on its economic performance.

The Mahrt Timber Agreements we entered into with WestRock provide that we will sell (through CatchMark TRS) specified amounts of timber to WestRock, subject to market pricing adjustments and certain early termination rights of the parties. The Mahrt Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for WestRock, in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from our timberlands. Our financial performance is substantially dependent on the economic performance of WestRock as a consumer of our wood products. Approximately 23% of our net timber sales revenue for 2015 was derived from the Mahrt Timber Agreements, which significantly exceeded the minimum amount of timber that WestRock was required to purchase pursuant to the Mahrt Timber Agreements. If WestRock does not continue to purchase significantly more than the minimum amount of timber it is required to purchase from us, or if WestRock becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.

In addition, in the event of a force majeure impacting WestRock, which is defined by the Mahrt Timber Agreements to include, among other things, lightning, fires, storms, floods, infestation, other acts of God or nature, power failures and labor strikes or lockouts by employees, the amount of timber that WestRock is required to purchase in the calendar year would be reduced pro rata based on the period during which the force majeure was in effect and continuing. If the force majeure is in effect and continuing for 15 days or more, WestRock would not be required to purchase the timber that was not purchased during the force majeure period. If the force majeure is in effect and continuing for fewer than 15 days, WestRock would have up to 180 days after the termination of the force majeure period to purchase the timber that was not purchased during the force majeure period. As a result, the occurrence of a force majeure under the terms of the Mahrt Timber Agreements could adversely impact our business and financial condition.

If we are unable to find suitable investments or pay too much for properties, we may not be able to achieve our investment objectives, and the returns on our investments will be lower than they otherwise would be.

A key component of our business and growth strategies is pursue timberland acquisition opportunities.  Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. We also face significant competition in pursuing timberland investments from other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; individuals; and other entities. The market for high-quality timberland is highly competitive given how infrequently those assets become available for purchase. As a result, many real estate investors have built up their cash positions and face aggressive competition to purchase quality timberland assets. A significant number of entities and resources competing for high-quality timberland properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. In addition, our future acquisitions, if any, may not perform in accordance with our expectations. Finally, we anticipate financing these acquisitions through proceeds from equity or debt offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof, and our inability to finance acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations, could adversely affect our results of operations.  We cannot assure you that we will be successful in obtaining suitable investments on financially attractive terms, that we will be able to finance the purchase of such investments or that, if we make investments, our objectives will be achieved.

We depend on external sources of capital for future growth and our ability to access the capital markets may be restricted.

Index to Consolidated Financial Statements

Our ability to finance our growth is dependent to a significant degree on external sources of capital and our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may be limited by the terms of our bylaws, which restrict our incurrence of debt, and by our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

As a relatively small public company, our general and administrative expenses are a larger percentage of our total revenues than many other public companies.

Our total assets as of December 31, 2015 were $599.1 million and our revenues for the year ended December 31, 2015 were $69.1 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and we expect will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our general and administrative expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available to distribute to our stockholders.

Economic conditions in the geographic regions from which we derive a significant portion of our revenue could negatively affect our business, financial condition and results of operations.

Our business is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. The concentration of our business in certain geographic regions exacerbates this risk. Although U.S. macroeconomic conditions have shown signs of improvement during 2015, timber and log prices have not fully recovered to pre-recession levels and may not for a number of years. If the economic recovery slows or stalls, we may experience downward pressure on the amounts we are able to charge our customers. If the economy or credit market conditions in general deteriorate, our cash flows, business, financial condition and results of operations would be adversely affected.

We are dependent on Forest Resource Consultants and American Forestry Management to manage our timberlands.

We are party to timberland operating agreements with Forest Resource Consultants, Inc., or FRC, and American Forestry Management, Inc., or AFM (collectively, the "Forest Managers"), which are renewable on an annual basis. Pursuant to these agreements, we depend upon our Forest Managers to manage and operate our timberlands and related timber operations, and to ensure delivery of timber to WestRock and other timber customers. To the extent we lose the services of our Forest Managers, we are unable to obtain the services of our Forest Managers at a reasonable price, or our Forest Managers do not perform the services in accordance with the timberland operating agreements, our results of operations may be adversely affected.

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

Index to Consolidated Financial Statements

Our timberlands are located in the U.S. South, and adverse economic and other developments in that area could have a material adverse effect on us.

All of our timberlands are located in the U.S. South. As a result, we may be susceptible to adverse economic and other developments in this region, including industry slowdowns, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.

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

We are required to report our operations on a consolidated basis under the Generally Accepted Accounting Principles ("GAAP"). If we fail to maintain proper overall business controls, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, which could have a material adverse effect on us. In addition, we will have to modify our disclosure controls and procedures and internal controls in connection with our transition to self-management, which may increase the risk to us of experiencing a significant deficiency or material weakness in our internal controls or failing to maintain effective disclosure controls and procedures. If we fail to establish and maintain such new controls effectively, we may experience inaccuracies or delays in our financial reporting. In the case of any joint ventures we might enter into, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to, overall business controls, that are not under our control which could have a material adverse effect on us. In addition, we rely on our Forest Managers and their systems to provide us with certain information related to our operations, including our timber sales. Although we review such information prior to incorporating it into our accounting systems, we cannot assure the accuracy of such information. If Forest Managers’ systems fail to accurately report to us the information on which we rely, we may not be able to accurately report our financial results, which could have a material adverse effect on us.

The costs requirements of complying with the Exchange Act and the Sarbanes Oxley Act may strain our resources and occupy the time and energies of management.

We are subject to the Exchange Act and the Sarbanes Oxley Act of 2002, including Section 404. The Sarbanes Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. As a result of our transition to an accelerated filer, we are now required to include an attestation report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. These requirements will increase our costs and may place a strain on our systems and resources. The effort to comply with these requirements and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition or results of operations.

Index to Consolidated Financial Statements

We have experienced net losses attributable to our common stockholders historically and may experience losses again in the future.

From our inception through the end of 2015, other than in 2014, we have incurred net losses attributable to our common stockholders. Historical net losses have generally been a result of non-cash charges. If we are unable to generate net income in the future, and continue to incur net losses, our financial condition, results of operations, cash flows, and our ability to service our indebtedness and make distributions to our stockholders would be materially and adversely affected, any of which could adversely affect the market price of our Class A common stock (our "common stock").

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Any joint ventures that we may enter into may pose unique risks.

In the future, we may participate in joint ventures from time to time, including but not limited to, joint ventures involving the ownership and management of timberlands. Any joint venture involves risks including, but not limited to, the risk that one or more of our joint venture partners takes actions that are contrary to our agreed upon terms, our instructions to them or to our policies or objectives, any one of which could cause adverse consequences for us.

In the event that we make international investments, we will be subject to changes in global market trends that could adversely impact our ability to make distributions to our stockholders.

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

Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. As a result, the ability of our stockholders to control our policies and practices is extremely limited. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the New York Stock Exchange ("NYSE"). A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

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

Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our common stock.

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

We have entered into a fourth amended and restated credit agreement (the “2014 Amended Credit Agreement") that provides for a senior secured credit facility of up to $500 million, which includes a $100 million term loan facility, a $35 million revolving credit facility and a $365 million multi-draw credit facility. We had a total of $185 million outstanding as of December 31, 2015, $100 million of which was outstanding on the term loan and $85 million of which was outstanding on the multi-draw credit facility.

Our existing indebtedness and any indebtedness we may incur in the future could have important consequences to us and the trading price of our common stock, including:

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

If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

Index to Consolidated Financial Statements

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

As a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Delivered logs, if harvested and sold by a REIT directly, would likely constitute property held for sale to customers in the ordinary course of business and would, therefore, be subject to the prohibited transactions tax if sold at a gain. Accordingly, under the timber agreements, we sell standing timber to CatchMark TRS under pay-as-cut contracts which generate capital gain to us under Section 631(b) of the Code (to the extent the timber has been held by us for more than one year), and CatchMark TRS, in turn, harvests such timber and sells logs to WestRock. This structure should avoid the prohibited transactions tax, and we use a similar structure for the sale of delivered logs to other customers. However, if the IRS were to successfully disregard CatchMark TRS’ role as the harvester and seller of such logs for federal income tax purposes, our income, if any, from such sales could be subject to the 100% penalty tax. In addition, sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions. We intend to avoid the 100% prohibited transaction tax by satisfying safe harbors in the Code, structuring dispositions as non-taxable like-kind exchanges or making sales that otherwise would be prohibited transactions through one or more TRS' whose taxable income is subject to regular corporate income tax. We may not, however, always be able to identify properties that might be treated as part of a “dealer” land sales business. For example, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

The taxable income of CatchMark TRS is subject to federal and applicable state and local income tax. While we seek to structure the pricing of our timber sales to CatchMark TRS at market rates, the IRS could assert that such pricing does not reflect arm’s-length pricing and impute additional taxable income to CatchMark TRS or impose excise taxes.

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

We conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs enables us to engage in non-REIT-qualifying business activities. However, under the Code, no more than 25% (20% after 2017) of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT-qualifying operations. Furthermore, because the income earned by our TRSs is subject to corporate income tax and is not subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we use them.

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

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile.

The U.S. stock markets, including the NYSE, on which our common stock listed under the symbol “CTT,” have experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock is likely to be similarly volatile, and investors in shares of our common stock may experience a decrease in the value of

Index to Consolidated Financial Statements

their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock, including:

•	the annual yield from distributions on our common stock as compared to yields on other financial instruments;

•	equity issuances by us, or future sales of substantial amounts of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;

•	short sales or other derivative transactions with respect to our common stock;

•	changes in market valuations of companies in the timberland or real estate industries;

•	increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of our common stock to demand a higher yield;

•	fluctuations in stock market prices and volumes;

•	additions or departures of key management personnel;

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	publication of research reports about us or our industry by securities analysts or failure of our results to meet expectations of securities analysts;

•	failure to qualify as a REIT;

•	adverse market reaction to any indebtedness we incur in the future;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	changes in our earnings;

•	failure to satisfy the listing requirements of the NYSE;

•	failure to comply with the requirements of the Sarbanes-Oxley Act;

•	actions by institutional stockholders;

•	changes in accounting principles; and

•	general market conditions, including factors unrelated to our performance.

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

If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our sector, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control analysts. Furthermore, if one or more of the analysts who do cover

Index to Consolidated Financial Statements

us downgrades our shares of common stock or our industry, or the stock of any of our competitors, the price of our shares could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our shares of common stock to decline.

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

Increases in market interest rates may result in a decrease in the value of our common stock.

One of the factors that may influence the price of our common stock will be our distribution rate on the common stock (as a percentage of the share price of our common stock), relative to market interest rates. We have declared and paid cash distributions for the first time in each quarter during 2014 and expect to declare cash distributions in the future. If market interest rates increase, prospective purchasers of our common stock may desire a higher yield on our common stock or seek securities paying higher dividends or yields. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution, and therefore we may not be able, or may not choose to, pay a higher distribution rate. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease, because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
As of December 31, 2015, we owned interests in approximately 425,000 acres of timberland in the U.S. South, consisting of approximately 401,200 acres of fee timberlands and approximately 23,800 acres of leased timberlands. Our leased timberlands include approximately 20,400 acres under one long-term lease expiring in 2022, which we refer to as the long-term contract or the LTC lease, and approximately 3,400 acres under a single-rotation lease that expires in 2019, which we refer to as the private land management or the PLM lease. As of December 31, 2015, our timberlands contained acreage comprised of approximately 74% pine stands and 26% hardwood stands located within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper, and wood products manufacturing facilities.

Index to Consolidated Financial Statements

Acres by state as of December 31, 2015	Fee	Lease	Total
Alabama	72,800	5,600	78,400
Florida	2,500	—	2,500
Georgia	254,600	18,200	272,800
Louisiana	21,300	—	21,300
North Carolina	1,600	—	1,600
South Carolina	12,500	—	12,500
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	401,200	23,800	425,000

Our timberlands contained an estimated 16.8 million tons of merchantable inventory as of December 31, 2015. The table below shows the merchantable inventory volumes by product as of December 31, 2015:

	Tons (in millions)
Merchantable timber inventory:	Fee	Lease	Total
Pulpwood	8.2	0.4	8.6
Sawtimber (1)	7.8	0.4	8.2
Total:	16.0	0.8	16.8
(1)Includes chip-n-saw and sawtimber.

Our methods of estimating timber inventory are consistent with industry practices. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on statistical sampling of the harvestable timbered acres, known as timber sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of the oldest pre-merchantable age class into merchantable inventory. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors.

During certain growth stages in the life of a tree stand, the value of the timber may increase significantly. For example, one such period of time is when pulpwood trees reach “chip-n-saw” size, which, in the Southern United States, generally occurs between 16-22 years in the life of a tree. Southern pine “chip-n-saw” prices may be two to three times those for pulpwood trees. Another value increase occurs when trees can be sold as large sawlogs, which generally occurs when the tree is older than approximately 23 years of age in the Southern United States. The value of a tree stand is directly tied to the age and size of the trees within that tree stand.

The graph below presents the approximate number of acres of our timberland as of December 31, 2015 by age class:

Index to Consolidated Financial Statements

(1)Acres presented in the graph includes fee timberland only and excludes 30,200 acres of non-forest land and 2,900 acres leased to a third party.
(2) Natural Pine and Hardwood represents acres that have been seeded by standing older pine trees near the site through the natural process of seeds dropping from the cones of the older trees. Natural pine sites generally include some mix of natural occurring hardwood trees as well.
(3) Planted Pine are site-prepared acres that are hand or machine planted with pine seedlings to maximize the growth potential and inventory carrying capacity of the soils. Planted pine acre inventory is devoted to pine species only.

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. Because our timberlands are concentrated in the U.S. South, damage from natural disasters could impact a material portion of our timberlands at one time. Our active forest management should help to minimize these risks. Consistent with the practices of other timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters or other causes.

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

Market Information and Stockholders of Record

Our common stock trades on the NYSE under the symbol “CTT”. As of February 29, 2016, we had approximately 38.8 million shares of common stock outstanding held by 2,244 stockholders of record. No other classes of our common stock were outstanding as of February 29, 2016.

The table below reflects the dividends declared per share and the range of intra-day high and low prices of our common stock, for the periods indicated, as reported by the New York Stock Exchange:

	High	Low	Cash Dividend
2015
Fourth Quarter	$11.58	$10.06	$0.125
Third Quarter	$11.91	$7.90	$0.125
Second Quarter	$12.29	$11.26	$0.125
First Quarter	$12.33	$11.25	$0.125
2014
Fourth Quarter	$11.92	$10.28	$0.125
Third Quarter	$13.77	$10.54	$0.125
Second Quarter	$14.11	$12.61	$0.110
First Quarter	$14.40	$12.05	$0.110

Dividends
Since our listing on the NYSE in December 2013, we have made and intend to continue to make regular quarterly dividends of all or substantially all of our REIT taxable income to holders of our common stock. Dividends will be made to those stockholders who are stockholders as of the dividend record dates. The amount of distributions paid and the taxable portion thereof in prior periods are not necessarily indicative of amounts anticipated in future periods.

The amount of dividends that we may pay to our common stockholders are determined by our board of directors in its sole discretion and is dependent upon a number of factors, including, but not limited to, our financial condition, our capital requirements, our expectations of future sources of liquidity, current and future economic conditions and market demand for timber and timberlands, and tax considerations, including annual distribution requirements necessary to maintain our status as a REIT under the Code.

Our distributions to stockholders will be taxable dividends to the extent of our earnings and profits. Distributions in excess of our earnings and profits will reduce a stockholder’s basis in its stock and will not be taxable except to the extent such distributions exceed the stockholder’s basis in its stock. In 2015, we did not have positive earnings, and no portion of our distributions was taxable as a dividend. REIT dividends generally are taxable at ordinary income rates, unless designated as capital gain dividends or as qualified dividends. Net income attributable to timber sales and timber cutting contracts generally will be long-term capital gain, and dividends attributable thereto will be capital gain dividends that are taxed to non-corporate taxpayers at rates not exceeding 20%, as compared to the maximum 39.6% rate applicable to ordinary income. All distributions treated as dividends are included in net investment income which is subject to an additional 3.8% unearned income Medicare tax in the case of high-income individuals, estates and trusts.

Index to Consolidated Financial Statements

The tax treatment of our quarterly dividend distributions paid on our common stock to our stockholders during the year ended December 31, 2015 is presented below. All dividend payments were made in cash (in thousands, except for per-share data):

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	% of Total Distribution
Total cash distributed	$4,919	$4,920	$4,903	$4,847
Per-share capital gain	$—	$—	$—	$—	—%
Per-share return of capital	$0.125	$0.125	$0.125	$0.125	100%
Total per-share distribution	$0.125	$0.125	$0.125	$0.125	100%
The terms of our credit agreement prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our loan-to-value ("LTV") ratio is greater than or equal to 45% or we are otherwise in default as defined in the credit agreement. We may use proceeds from dispositions in any fiscal year totaling up to 1.5% of the aggregate cost basis of our timberland if our LTV is in excess of 30% but less than 40% and up to 2.0% of the aggregate cost basis if our LTV ratio does not exceed 30%.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of our common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	134,799	$10.35	134,799	$24.0	million
November 1 - November 30	1,605	$10.72	1,605	$24.0	million
December 1- December 31	—	$—	—	$24.0	million
Total	136,404		136,404

(1)
On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares. As of December 31, 2015, we had repurchased approximately 584,000 shares of our common stock for a total of approximately $6.0 million. All purchases of outstanding common shares were made in open-market transactions.

Stock Performance Graph

The following graph compares the cumulative total return of our stock from our listing on December 12, 2013 to December 31, 2015 with the Russell 3000, a broad-based market index of issuers with similar capitalization, and with the S&P Global Timber & Forestry Index, an industry specific market index of peer issuers. The graph assumes a $100 investment in each of the indices on December 12, 2013, and the reinvestment of all dividends.

Index to Consolidated Financial Statements

The data in the following table was used to create the above graph as of the respective dates:

	12/12/2013	12/31/2013	12/31/2014	12/31/2015
CatchMark Timber Trust, Inc.	$100	$103	$87	$91
Russell 3000	$100	$104	$115	$113
S&P Global Timber & Forestry Index	$100	$106	$106	$96

Index to Consolidated Financial Statements

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data as of and for the five years ended December 31, 2015 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 — Financial Statements and Supplementary Data hereof. All amounts are in thousands except for per-share, tonnage and acreage data.

	As of December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$8,025	$17,365	$8,614	$11,221	$6,849
Restricted cash and cash equivalents	$—	$—	$—	$2,050	$6,762
Total assets (1)	$599,095	$564,489	$337,572	$349,081	$343,812
Total liabilities (1)	$188,057	$119,797	$57,640	$138,994	$154,004
Total stockholders’ equity	$411,038	$444,692	$279,932	$210,087	$189,808
Outstanding debt	$185,002	$118,000	$52,160	$132,356	$122,026
	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Total revenues	$69,122	$54,311	$32,048	$44,200	$40,018
Operating income (loss) (2)	$(4,820)	$3,118	$(8,602)	$(3,700)	$(6,072)
Net income (loss) (2)	$(8,387)	$660	$(13,197)	$(8,871)	$(11,945)
Net income (loss) available to common stockholders (2)	$(8,387)	$660	$(13,557)	$(9,245)	$(13,502)
Per-share data—basic and diluted:
Net income (loss) available to common stockholders (2)	$(0.21)	$0.02	$(1.03)	$(0.73)	$(1.18)
Weighted-average common shares outstanding	39,348	31,568	13,146	12,742	11,396
Cash dividends paid per common share	$0.50	$0.47	$—	$—	$—

Cash Flow
Adjusted EBITDA(4)	$32,168	$23,671	$3,469	$15,497	$7,218
Net cash provided by (used in) operating activities	$28,494	$19,845	$(1,071)	$11,426	$4,572
Net cash used in investing activities	$(78,461)	$(238,433)	$(137)	$(18,342)	$(536)
Net cash provided by (used in) financing activities	$40,627	$227,339	$(1,399)	$11,289	$(5,976)

Capital Expenditures
Capital expenditures-acquisitions (5)	$75,793	$237,527	$1,743	$22,524	$1,096
Capital expenditures-other	$2,668	$906	$444	$531	$531

Selected Operating Data:
Timber Sales Volume (tons):
Pulpwood	1,131,475	885,980	636,227	697,307	969,549
Sawtimber	708,764	479,460	283,223	358,683	306,063
Total	1,840,239	1,365,440	919,450	1,055,990	1,275,612

Delivered % as of total volume	60%	70%	80%	81%	86%
Stumpage % as of total volume	40%	30%	20%	19%	14%

Index to Consolidated Financial Statements

Net timber sales price ($ per ton)
Pulpwood	$13	$13	$12	$10	$9
Sawtimber	$26	$24	$20	$21	$20

Timberland Sales
Gross sales	$11,845	$10,650	$2,499	$10,972	$1,741
Basis of timberland sold	$8,886	$5,072	$1,570	$7,188	$1,172
Acres sold	6,407	3,761	1,167	6,016	1,125
Price per acre	$1,849	$2,832	$2,141	$1,824	$1,548

Timberland Acquisitions
Gross acquisitions (3)	$73,305	$235,158	$1,404	$20,474	$1,000
Timberland acquisitions, in acres	42,905	121,612	1,786	30,199	1,397
Price per acre ($/acre)	$1,709	$1,934	$786	$678	$716

Period End Acres
Fee	401,200	364,700	247,200	246,300	222,400
Lease	23,800	28,600	30,900	42,500	76,300
Total	425,000	393,300	278,100	288,800	298,700

(1)
Effective January 1, 2015, we elected to early adopt Accounting Standards Update 2015-03 "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" in which deferred financing costs are now required to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The new accounting pronouncement was applied on a retrospective basis. For further information, please refer to Note 2 – Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

(2)
Effective January 1, 2015, we changed our depletion method on our long-term fee and leased timber to the straight-line method. For further information regarding our change in depletion methodology, please refer to Note 2 – Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

(3)	Exclusive of transaction costs.

(4)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Adjusted EBITDA” for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure to net income (loss).

(5)	Includes transaction costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 – Selected Financial Data above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the U.S. South. During 2015, we continued to execute our business growth strategy as we completed eight separate transactions in the U.S. South, acquiring approximately 42,900 acres of high-quality timberland. In aggregate, they are expected to increase our annual harvest volumes by 0.2 million to 0.3 million tons over the next decade. These acquisitions complement our existing timberland portfolio and expand our customer base into new markets within the U.S. South.

Index to Consolidated Financial Statements

As of December 31, 2015, we owned interests in approximately 425,000 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production. As of December 31, 2015, our timberlands contained acreage comprised of 74% pine stands and 26% hardwood stands, and our timber inventory consisted of an estimated 16.8 million tons of merchantable timber inventory, including 8.6 million tons of pulpwood and 8.2 million tons of sawtimber.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as rents from recreational leases. When and where we believe it is appropriate, we also periodically generate income and cash flow from the sale of HBU timberland. We also expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the potential biological growth of our standing timber inventory in excess of our timber harvest.

A substantial portion of our timber sales are derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. The percentage of our annual net timber sales revenue derived from WestRock continues to decrease as a result of our recent acquisitions and expansion of our customer base. For the years ended December 31, 2015, 2014, and 2013, approximately 23%, 34%, and 60%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. See Item 1 – Business for additional information regarding the material terms of the Mahrt Timber Agreements.

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

In connection with furthering that strategy, we will continue to focus on enhancing long-term value for our stockholders and providing durable earnings to grow our dividend to stockholders by efficiently integrating new acquisitions in high demand fiber basket markets, increasing sustainable harvest volumes, and improving product mix. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of the forest. Before the impact of any potential acquisitions, we plan to sustainably harvest between 1.9 million and 2.1 million tons of timber in 2016, up from the 1.8 million tons in 2015. We expect to monetize 1% to 2% of our fee timberland acreage pursuant to our land sales program, resulting in timberland sales revenue between $11.0 million and $13.0 million. Capital expenditures (excluding timberland acquisitions) for 2016 are expected to be between $3.5 million and $4.5 million. We will continue our deliberate growth strategy for new acquisitions, focusing at present in the U.S. South, by targeting:

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

We believe that we have access to adequate capital resources to achieve our growth targets for 2016 with the credit facilities available under the 2014 Amended Credit Agreement (see Liquidity and Capital Resources for details).

General Economic Conditions and Timber Market Factors Impacting Our Business

Our operating results are influenced by a variety of factors, including timber prices; the demand for pulp and paper products, lumber, panel, and other wood-related products; the supply of timber; and competition. Timber prices can experience significant variations and have been historically volatile. The demand for timber and wood products is affected primarily by the level of new residential construction activity, repair and remodeling activity, the supply of manufactured timber products including imports, and, to a lesser extent, other commercial and industrial uses. The demand for timber also is affected by the demand for wood chips in the pulp and paper markets and for hardwood in the furniture and other hardwood industries.

The U.S. economy as well as the housing market continued to recover in 2015. According to the U.S. Bureau of Economic Analysis, the real gross domestic product increased by 2.4% in 2015, which is comparable to the increase of 2.4% in 2014. The U.S. Census Bureau estimated that 1.1 million housing units were started in 2015 as compared to 1.0 million housing units in 2014, up by 10.8%. The continued recovery of the housing market helped strengthen our product mix and our net timber pricing.

In the markets in which we operate, average timber prices continued the upward trend and all categories increased in 2015 as compared to 2014, with the exception of hardwood pulpwood pricing. Hardwood pulpwood pricing returned to near-normal pricing in 2015, primarily due to above average pricing realized in 2014 as a result of unusually wet weather at the beginning of 2014. Pine pulpwood prices increased and are near the highest level in a decade primarily as a result of unusually wet weather. Upturns in housing starts and housing completions drove up lumber production in the region which contributed to higher sawlog prices. For 2016, we anticipate pulpwood and sawtimber prices to remain steady.

Index to Consolidated Financial Statements

Liquidity and Capital Resources

Overview

Cash flows generated from our operations are primarily used to fund recurring expenditures and distributions to our stockholders. We maintained a quarterly stockholder distribution rate of $0.50 per share throughout 2015, totaling $19.6 million. During the same period, we generated net cash from operations of $28.5 million. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing timberland portfolio. In determining the amount of distributions to common stockholders, we also consider our financial condition, our expectations of future sources of liquidity, current and future economic conditions, market demand for timber and timberlands, and tax conditions, including the annual distribution requirements necessary to maintain our status as a REIT under the Code.
In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to partially fund timberland acquisitions and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash from operations or existing debt availability; however, proceeds from future debt financings and equity offerings may be used to fund capital expenditures, acquire new timberland properties and pay down existing and future borrowings.

Short-Term Liquidity and Capital Resources

For the year ended December 31, 2015, net cash provided by operating activities was $28.5 million, a $8.6 million increase from the year ended December 31, 2014, primarily driven by a $9.6 million increase in net cash receipts from timber sales as a result of an increase in harvest volume due to recent acquisitions and a $0.8 million increase in net cash receipts from timberland sales due to an increase in the number of acres sold, offset by an approximately $1.5 million increase in cash paid for interest and increases in general and administrative expenses, other operating expenses, and forestry management expenses due to the growth of our business.

For the year ended December 31, 2015, we used $75.8 million (including transaction costs) to acquire approximately 42,900 acres of timberland properties with proceeds from borrowings under our credit facilities and cash on-hand. We spent $2.7 million in reforestation, building roads, and purchase of other fixed assets during the year ended December 31, 2015.

Net cash provided by financing activities for the year ended December 31, 2015 was $40.6 million and represented $67.5 million in proceeds from borrowings under the 2014 Multi-Draw Term Facility, offset by $0.5 million of debt repayments, $19.6 million of dividend payments to our common stockholders, $6.0 million of repurchases of our common shares, and $0.8 million of financing costs paid.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next twelve months. As of December 31, 2015, we had a cash balance of $8.0 million and had access to $315.0 million of additional borrowing availability under the 2014 Amended Credit Facilities (see 2014 Amended Credit Facilities below).

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from strategic property sales, proceeds from secured or unsecured financings from banks and other lenders,

Index to Consolidated Financial Statements

and public offerings of our common stock. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, and stockholder distributions.

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of December 31, 2015, our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 34%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Additionally, in 2014, we filed a universal shelf-registration statement with the SEC (see Shelf Registration below), which provides us with future flexibility to offer a variety of debt and equity securities, from time-to-time, in one or more offerings. Currently, we do not have any immediate plans to utilize the universal shelf registration.

Contractual Obligations and Commitments

As of December 31, 2015, our contractual obligations are as follows:

(in thousands)	Payments Due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Debt obligations (1)	$185,002	$—	$—	$—	$185,002
Estimated interest on debt obligations (1) (2)	37,836	4,897	9,793	9,793	13,353
Operating lease obligations (3)	4,048	647	1,294	1,084	1,023
Other liabilities (4)	621	114	200	169	138
Total	$227,507	$5,658	$11,287	$11,046	$199,516

(1)
Represents respective obligations under the 2014 Amended Credit Agreement as of December 31, 2015. $100 million of which was outstanding under the 2014 Term Loan Facility and $85 million of which was outstanding under the 2014 Multi-Draw Term Facility (see 2014 Amended Credit Facilities below).

(2)	Amounts include impact of an interest rate swap. See Note 5 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

2014 Amended Credit Facilities

On December 23, 2014, we entered into a fourth amended and restated credit agreement (the “2014 Amended Credit Agreement") with CoBank, Agfirst Farm Credit Bank, (“Agfirst”), Cooperatieve Rabobank, U.A. (“Rabobank”) and certain other financial institutions.

The 2014 Amended Credit Agreement originally provided for borrowing under credit facilities consisting of:

•	a $35 million revolving credit facility (the “2014 Revolving Credit Facility”),

•	a $275 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”), and

•	a $100 million term loan (the “2014 Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Agreement provides that the 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $200 million. On December 11, 2015, we increased our credit availability under the 2014 Multi-Draw Term Facility by $90 million, from $275 million to $365 million.

Index to Consolidated Financial Statements

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

The 2014 Revolving Credit Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.50% or a LIBOR rate plus between 1.50% and 2.50%, in each case depending on our LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 23, 2019. The 2014 Multi-Draw Term Facility bears interest at an adjustable rate equal to a base rate plus between 0.75% and 1.75% or a LIBOR rate plus between 1.75% and 2.75%, in each case depending on the LTV Ratio, and will terminate and all amounts under the facility will be due and payable on December 23, 2021. The 2014 Multi-Draw Term Facility is interest only until the maturity date; however, if the our LTV Ratio is equal to or in excess of 40%, then principal payments will be required to be made beginning on December 31, 2017 at a per annum rate of 5% of the principal amount outstanding under the 2014 Multi-Draw Term Facility. The 2014 Term Loan Facility bears interest at an adjustable rate equal to a base rate plus 1.75% or a LIBOR rate plus 1.75%, and will terminate and all amounts under the facility will be due and payable on December 23, 2024.

Patronage Refunds

Under the terms of the 2014 Amended Credit Agreement, we are now eligible to receive annual patronage refunds, which are profit distributions made by CoBank and other Farm Credit System banks (the "patronage banks"). The annual patronage refund is dependent on the weighted-average debt balance under the 2014 Multi-Draw Term Facility and the 2014 Term Loan Facility with each participating lender, as calculated by CoBank, for the respective fiscal year, as well as the financial performance of the patronage banks. In March 2015, we received a patronage refund on our borrowings during the nine days of 2014 where the 2014 Amended Credit Facilities were outstanding.

Debt Covenants

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•	requires that we maintain a fixed coverage charge ratio of not less than 1.05:1.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of December 31, 2015.

Shelf Registration

On June 20, 2014, we filed a universal shelf registration statement (the "Shelf Registration") on Form S-3 with the SEC, which was declared effective on July 2, 2014. The Shelf Registration provides us with future flexibility to offer, from time-to-time, of up to $600 million in an undefined combination of common stock, preferred stock, debt securities, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. As of December 31, 2015, we have approximately $431.1 million of potential, future offerings remaining under the Shelf Registration.

Share Repurchase Program

On August 7, 2015, our board of directors approved a stock repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the

Index to Consolidated Financial Statements

program at any time. During the year ended December 31, 2015, we repurchased 584,356 shares of our common stock at an average price of $10.25 per share for a total of approximately $6.0 million. All common stock purchases under the stock repurchase program were made in open-market transactions and were funded with cash on-hand. As discussed above, we can borrow up to $25.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock is a prudent use of capital resources.

Dividends

On February 18, 2016, our board of directors declared a cash dividend of $0.125 per share for its Class A common stock for stockholders of record on February 29, 2016, payable on March 16, 2016. The amount of future dividends that we may pay to our common stockholders will be determined by our board of directors (as described in the Overview section above).

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber sales volumes, net timber sales prices, and timberland sales, and changes in the levels and composition of each of the years ended December 31, 2015, 2014, and 2013 are shown in the following tables:

	Years Ended December 31,		Change
	2015	2014	%
Timber sales volume (tons)
Pulpwood	1,131,475	885,980	28%
Sawtimber (1)	708,764	479,460	48%
	1,840,239	1,365,440	35%
Net timber sales price (per ton)(2)
Pulpwood	$13	$13	(1)%
Sawtimber	$26	$24	6%

Timberland sales
Gross sales (000's)	$11,845	$10,650
Sales volumes (acres)	6,407	3,761
Sales price (per acre)	$1,849	$2,832

Index to Consolidated Financial Statements

	Years Ended December 31,		Change
	2014	2013	%
Timber sales volume (tons)
Pulpwood	885,980	636,227	39%
Sawtimber (1)	479,460	283,223	69%
	1,365,440	919,450	49%
Net timber sales price (per ton)(2)
Pulpwood	$13	$12	14%
Sawtimber	$24	$20	20%

Timberland sales
Gross sales (000's)	$10,650	$2,499
Sales volumes (acres)	3,761	1,167
Sales price (per acre)	$2,832	$2,141

(1)	Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013.

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014

Revenues. Revenues increased to $69.1 million for the year ended December 31, 2015 from $54.3 million for the year ended December 31, 2014 primarily due to an increase in timber sales revenue of $12.2 million, an increase in timberland sales revenue of $1.2 million and an increase of $1.4 million in other revenues. Timber sales revenue increased by 30%, mainly due to an increase in harvest volume as a result of incremental harvest on properties acquired in the past 12 months.

Details of timber sales by product for the years ended December 31, 2015 and 2014 are shown in the following table:

	For the Year Ended December 31, 2014	Changes attributable to:		For the Year Ended December 31, 2015
(in thousands)		Price	Volume
Timber sales(1)
Pulpwood	$23,800	$(203)	$4,263	$27,860
Sawtimber (2)	16,835	336	7,806	24,977
	$40,635	$133	$12,069	$52,837

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Timberland sales revenue increased due to selling more acres in 2015. However, our average sales price per acre on timberland sales was down in 2015 as a result of receiving above-average pricing on a large land sale during the fourth quarter of 2014. Other revenues increased due to receiving $0.5 million in easement income as well as having more acreage under recreational leases due to the growth of our timberland portfolio.

Operating expenses. Contract logging and hauling costs increased to $19.9 million for the year ended December 31, 2015 from $17.3 million for the year ended December 31, 2014 as a result of a 16% increase in delivered sales volume. Delivered sales volume as a percentage of our total harvest volume decreased to 60% in 2015 from 70% in 2014. Depletion expense increased by 83% to $27.1 million in 2015 from $14.8 million in 2014, due to a 35% increase in harvest volume and higher blended depletion rates. As a result of changing to the straight-line depletion method in the

Index to Consolidated Financial Statements

first quarter of 2015, depletion expense on our long-term fee timber was $4.5 million higher than it would have been under the normalized depletion method. For additional information on change in depletion method, see Application of Critical Accounting Policies below.

Costs of timberland sales increased to $9.7 million for the year ended December 31, 2015 from $5.6 million for the year ended December 31, 2014 due to selling more acres. Other operating expenses increased to $4.3 million for the year ended December 31, 2015 from $2.9 million for the year ended December 31, 2014, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management fees increased to $4.5 million for the year ended December 31, 2015 from $3.6 million for the year ended December 31, 2014. Forestry management fees are earned based on number of acres under management and timber sales revenue generated. The increase in 2015 was a result of having more acres under management and generating higher timber sales revenue driven by the growth of our timberland portfolio. Land rent expense decreased to $0.7 million in 2015 from $0.8 million in 2014 primarily due to expirations of PLM leases.

General and administrative expenses increased to $7.7 million for the year ended December 31, 2015 from $6.2 million for the year ended December 31, 2014 due to higher compensation costs and legal fees. Compensation costs increased by $1.1 million, due to a $0.4 million increase as a result of new restricted stock issuances under the Long-Term Incentive Plan (See Note 9 – Stock-based Compensation in the accompanying consolidated financial statements) and a $0.7 million increase as a result of an increase in the number of full-time employees due to the growth of our business. Legal costs increased by $0.3 million primarily due to receiving a net insurance recovery claim of $0.4 million in 2014 under our director and officer insurance policy for costs and expenses associated with the SEC's on-going investigation into Wells Investment Securities, Inc. ("WIS"), the dealer-manager of our two completed non-listed public offerings, and us (See Other Regulatory Matters below).

Interest income. Interest income decreased by $0.2 million for year ended December 31, 2015 due to receiving counter-party payment upon termination of our interest rate swap agreement in July 2014.

Interest expense. Interest expense increased to $3.6 million for the year ended December 31, 2015 from $2.6 million for the year ended December 31, 2014, primarily due to a higher average debt balance through the period and a higher fixed rate under our current interest rate swap agreement, offset by accrued patronage refunds of $1.3 million. See Note 4 – Note Payable and Line of Credit of our accompanying consolidated financial statements for additional information regarding patronage refunds.

Net loss. We incurred a $8.4 million net loss for the year ended December 31, 2015 as compared to generating net income of $0.7 million for the year ended December 31, 2014 due to a $7.9 million decrease in our operating income, a $0.9 million increase in our interest expense, and a $0.2 million decrease in interest income. We incurred an operating loss of $4.8 million for the year ended December 31, 2015, as opposed to generating operating income of $3.1 million for the year ended December 31, 2014, due to a $12.3 million increase in depletion expense, a $1.4 million increase in other operating expenses, a $0.9 million increase in forestry management fees, a $1.5 million increase in general and administrative expenses and a $3.0 million decrease in net revenue generated from timberland sales, offset by a $9.6 million increase in timber sales revenue net of contract logging and hauling and a $1.4 million increase in other operating income. We sustained a net loss for the year ended December 31, 2015 primarily as result of the change in our depletion method (see above) and incurring interest expense of approximately $3.6 million in connection with borrowings used to finance the purchase of our timberlands. Our net loss per share available to common stockholders decreased to $0.21 for the year ended December 31, 2015 from net income per share available to common stockholders of $0.02 for the year ended December 31, 2014. We anticipate future net income or losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, and interest expense based on our level and costs of current and future borrowings.

Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013

Index to Consolidated Financial Statements

Revenues. Revenues increased to $54.3 million for the year ended December 31, 2014 from $32.0 million for the year ended December 31, 2013 primarily due to an increase in timber sales revenue of $13.9 million and an increase in timberland sales revenue of $8.2 million. Timber sales revenue increased by 52%, 30% of which came from revenue generated from properties acquired in 2014, 17% of which was driven by higher harvest volume on the legacy Mahrt timberland, and 5% of which was due to better pricing on the legacy Mahrt timberland as a result of increases in demand and supply shortages as a result of wet weather.

Details of timber sales by product for the years ended December 31, 2014 and 2013 are shown in the following table:

	For Year Ended December 31, 2013	Changes attributable to:		For the Year Ended December 31, 2014
(in thousands)		Price	Volume
Timber sales(1)
Pulpwood	$16,751	$727	$6,322	$23,800
Sawtimber (2)	9,953	588	6,294	16,835
	$26,704	$1,315	$12,616	$40,635

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Timberland sales revenue increased due to selling more acres in 2014.

Operating expenses. Contract logging and hauling costs increased to $17.3 million for 2014 from $13.6 million for 2013 as a result of a 31% increase in delivered sales volume. Delivered sales volume as a percentage of our total harvest volume decreased to 70% in 2014 from 80% in 2013. Depletion expense increased by 74% to $14.8 million in 2014 from $8.5 million in 2013, due to a 49% increase in harvest volume and higher blended depletion rates. Our blended depletion rates were higher in 2014, primarily because 22% of our harvest came from 2014 acquisitions, which depleted at higher rates than our long-term fee timber. Cost of timberland sales increased due to selling more acres.

Forestry management fees increased to $3.6 million for the year ended December 31, 2014 from $2.8 million for the year ended December 31, 2013. Forestry management fees are earned based on number of acres under management and timber sales revenue generated. The increase in 2014 was a result of having more acres under management and generating higher timber sales revenue driven by the growth of our timberland portfolio. Land rent expense decreased to $0.8 million in 2014 from $1.0 million in 2013 primarily due to expirations of leases.
General and administrative expenses decreased to $6.2 million for the year ended December 31, 2014 from $10.2 million for the year ended December 31, 2013, primarily due to the elimination of advisory fees and expense reimbursements, lower legal costs, and a lower stock compensation expense, offset by an increase in salary and benefits costs. The termination of the advisory agreement with Wells TIMO (see Related Party Transactions and Agreements) eliminated advisory fees and expense reimbursements, which contributed to a decrease of $3.6 million in general and administrative expenses. Our legal costs decreased by $1.8 million, primarily due to incurring expenses in 2013 during our transition to self-management and preparations for our IPO and receiving a $0.6 million insurance reimbursement under our director and officer insurance policy for costs incurred in 2013 and 2014 in connection with an SEC investigation into WIS and us (see Item 1 — Business). Our stock compensation expense decreased by $1.4 million due to the issuance of restricted stock grants to our employees contingent on the completion of our IPO in 2013.

As a result of becoming a self-managed company and a listed public company, we incurred a $1.8 million increase in salary and benefit costs as well as other costs and expenses. We also incurred $0.2 million in stockholder communication expenses in response to a tender offer for our common stock during the first and fourth quarter of 2014 and $0.2 million in connection with the filing of the shelf registration and our follow-on listed public offering.

Interest income. Interest income increased to $0.2 million for year ended December 31, 2014 due to receiving counter-party payment upon termination of our interest rate swap agreement in July 2014.

Index to Consolidated Financial Statements

Interest expense. Interest expense decreased to $2.6 million for the year ended December 31, 2014 from $4.7 million for the year ended December 31, 2013, primarily due to more favorable interest rates, a lower average outstanding debt balance, and a decrease in non-cash interest expense, offset by an increase in unused commitment fees to lenders. Our cash paid for interest, without consideration for unused commitment fees, decreased by $1.7 million due to a lower outstanding debt balance and more favorable interest rate during the fiscal year 2014. Our non-cash interest expense decreased by $0.6 million due to a lower amount of non-recurring write-off of deferred financing costs. These decreases were offset by a $0.4 million increase in unused commitment fees charged by our lenders.

Net income. We generated $0.7 million of net income for the year ended December 31, 2014 as compared to a net loss of $13.2 million for the year ended December 31, 2013 due to a $11.7 million increase in our operating income, a $2.1 million decrease in our interest expense, and a $0.2 million increase in interest income. We generated operating income of $3.1 million for the year ended December 31, 2014, which is an improvement of $11.7 million over the year ended December 31, 2013, due to a $3.9 million increase in timber sales revenue net of contract logging and hauling and depletion expense, a $4.3 million increase in net revenue generated from timberland sales, coupled with a $4.0 million decrease in general and administrative expenses. We generated net income for the year ended 2014 primarily as a result of generating operating income of $3.1 million, receiving interest income of $0.2 million, and incurring interest expense of approximately $2.6 million. Our net income per share available to common stockholders increased to $0.02 for the year ended December 31, 2014 from a net loss per share available to common stockholders of $1.03 for the year ended December 31, 2013.

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

For the year ended December 31, 2015, Adjusted EBITDA was $32.2 million, a $8.5 million increase from the year ended December 31, 2014, primarily due to a $9.6 million increase in net timber sales, a $0.8 million increase in revenue from net timberland sales, and a $1.4 million increase in other revenues, offset by increases in cash paid for general and administrative expenses, other operating expenses, and forestry management fees.

Our reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2015, 2014, and 2013 follows:

Index to Consolidated Financial Statements

(in thousands)	2015	2014	2013
Net income (loss)	$(8,387)	$660	$(13,197)
Add:
Depletion	27,091	14,788	8,505
Basis of timberland sold	8,886	5,072	1,570
Amortization (1)	765	836	1,487
Stock-based compensation expense	889	418	1,838
Unrealized gain on interest rate swaps that do not qualify for hedge accounting treatment	—	—	(129)
Interest expense (1)	2,924	1,897	3,395
Adjusted EBITDA	$32,168	$23,671	$3,469

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Portfolio Information

As of December 31, 2015, we owned interests in 425,000 acres of timberland in the U.S. South, consisting of 401,200 acres held in fee-simple interests and 23,800 acres held in leasehold interests. As of December 31, 2015, our timberlands comprised of approximately 74% pine stands and 26% hardwood stands (by acreage) and contained an estimated 16.8 million tons of merchantable inventory.

For more information on our portfolio, see Item 2 – Properties.

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

Index to Consolidated Financial Statements

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
Depletion
We recognize depletion expense as timber is harvested. Prior to January 1, 2015, depletion rates for timber held longer than 12 months were determined annually using the normalized depletion method, by dividing (a) the sum of (i) net carrying value of merchantable and premerchantable timber, and (ii) projected and approved reforestation costs to be capitalized over the remaining harvest cycle; by (b) the estimated merchantable timber volume expected to be harvested over the same period. The projected future harvest volume was derived by using a specialized modeling software based on the specific management regime adapted and a set of scientific formulas. Significant management judgments were involved to develop estimates of future harvest volumes and future reforestation costs. For each timber tract owned less than one year, depletion rates are generally determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired.

Effective January 1, 2015, we changed the depletion method on our long-term timber to the straight-line method. Straight-line depletion rates are established at least annually by dividing the remaining merchantable inventory book value by current standing timber inventory volume. We believe the change from the normalized depletion method to the straight-line depletion method is preferable as the straight-line method is based on the actual costs recorded and volumes of timber that are merchantable as of the date that the depletion rates are determined. It is less reliant on subjective and complex estimates as it does not include future costs to be incurred or expected timber growth.

In accordance with Financial Accounting Standards Board, Accounting Standards Codification 250, we determined that the change in depletion method is a change in accounting estimate effected by a change in accounting principle, and accordingly, the straight-line method was applied on a prospective basis, effective January 1, 2015.

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

Index to Consolidated Financial Statements

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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of timberland properties, we allocate the purchase price to tangible assets, consisting of timberland and timber, and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on our estimate of their fair values. The values of tangible assets are then allocated to timberland and timber based on our determination of the relative fair value of these assets.
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

Related-Party Transactions and Agreements

During 2013 and 2014, we were party to agreements with our former sponsor and its affiliates, whereby we incurred and paid fees and reimbursements for certain advisory, transition and space-related services. On October 25, 2013, we terminated our advisory agreement with Wells TIMO, our former advisor, and hired the employees necessary to perform the corporate management functions previously performed by our former advisor. In connection with the termination of the advisory agreement on October 25, 2013, we (i) redeemed the special partnership units of our operating partnership previously held by our advisor for no consideration and (2) purchased on the 200 common partnerships units of our operating partnership held by our advisor for $1,312, which was based on our estimate of the per share value as of September 30, 2012. See Note 12 – Related-Party Transactions and Agreements of our accompanying consolidated financial statements for details of our related-party transactions, agreements, and fees.
All related person transactions must be approved or ratified by a majority of the disinterested directors on our board of directors.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Mahrt Timber Agreements;

•	Timberland Operating Agreements;

•	Obligations under Operating Leases; and

•	Litigation.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Other Regulatory Matters

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

To date, the costs related to our response to this subpoena have been covered by our insurance company, subject to a deductible, and we expect that any additional costs will be covered by insurance.

Subsequent Event
See Note 16 – Subsequent Events of our accompanying consolidated financial statements and Part II, Item 9B – Other Information for details of events and transactions occurring after the year ended December 31, 2015.

Index to Consolidated Financial Statements

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

As of December 31, 2015, the outstanding balance of the 2014 Amended Credit Agreement was $185 million, $100 million of which was outstanding under the 2014 Term Loan Facility and $85 million of which was outstanding under the 2014 Multi-Draw Term Facility. The 2014 Term Loan Facility matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, while the 2014 Multi-Draw Term Facility matures on December 23, 2021 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin ranging from 1.75% to 2.75%, depending on the LTV Ratio.

On December 24, 2014, in connection with entering into the 2014 Amended Credit Agreement, we entered into an interest rate swap agreement (the "2014 Rabobank Swap") with a notional amount of $35.0 million, which became effective on December 23, 2014. Under the terms of the 2014 Rabobank Swap, we pay interest at a fixed rate of 2.395% per annum to Rabobank and receive one-month LIBOR-based interest payments from Rabobank between December 23, 2014 and December 23, 2024.

As of December 31, 2015, $35 million of our total debt outstanding is subject to an effectively fixed-interest rate when coupled with the 2014 Rabobank Swap. As of December 31, 2015, this balance incurred interest expense at an average rate of 4.145%. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of December 31, 2015, after consideration of the 2014 Rabobank Swap, $150 million of our total debt outstanding is subject to an effectively variable interest rate. As of December 31, 2015, this balance incurred interest expense at a weighted-average rate of 2.30%.

As of December 31, 2015, the weighted-average interest rate of the 2014 Amended Credit Agreement, after consideration of the 2014 Rabobank Swap, was 2.65%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.5 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of the 2014 Amended Credit Agreement and acquisition of timberland properties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth, beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2015, 2014, or 2013.

ITEM 9A.    CONTROLS AND PROCEDURES

Index to Consolidated Financial Statements

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2015. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management believes that, as of December 31, 2015, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm and the auditor of our consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 and issued an attestation report. The report appears on page F-3 within Item 15 — Exhibits and Financial Schedules of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Index to Consolidated Financial Statements

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Index to Consolidated Financial Statements

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A list of our executive officers is found in the Executive Officers of the Registrant section of Item 1 – Business. The other information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 11    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

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
(b)        See (a) 3 above.
(c)        See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of March 2016.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	March 7, 2016	By:	/s/ JERRY BARAG
Jerry Barag President, Chief Executive Officer, and Director

Signature	Title	Date

/S/ JERRY BARAG	President, Chief Executive Officer, and Director	March 7, 2016
Jerry Barag

/S/ BRIAN M. DAVIS	Senior Vice President, Chief Financial Officer,	March 7, 2016
Brian M. Davis	Treasurer, Assistant Secretary, and
Principal Accounting Officer

/S/ JOHN F. RASOR	Chief Operating Officer, Secretary and Director	March 7, 2016
John F. Rasor

/S/ WILLIS J. POTTS, JR.	Chairman of the Board	March 7, 2016
Willis J. Potts, Jr.

/S/ DONALD S. MOSS	Independent Director	March 7, 2016
Donald S. Moss

/S/ HENRY G. ZIGTEMA	Independent Director	March 7, 2016
Henry G. Zigtema

/S/ ALAN D. GOLD	Independent Director	March 7, 2016
Alan D. Gold

/S/ DOUGLAS D. RUBENSTEIN	Independent Director	March 7, 2016
Douglas Rubenstein

/S/ PAUL S. FISHER	Independent Director	March 7, 2016
Paul S. Fisher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CatchMark Timber Trust, Inc.

We have audited the accompanying consolidated balance sheets of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CatchMark Timber Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of debt issuance costs during the year ended December 31, 2015, and retrospectively applied this change to all periods presented, due to the adoption of Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” and Accounting Standards Update 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for depletion during the year ended December 31, 2015.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CatchMark Timber Trust, Inc.

We have audited the internal control over financial reporting of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 7, 2016, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of the new accounting standards for reporting of debt issuance costs and an explanatory paragraph regarding the Company’s change in method of accounting for depletion.
/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 7, 2016

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$8,025	$17,365
Accounts receivable	2,562	798
Prepaid expenses and other assets	3,277	2,781
Deferred financing costs, less accumulated amortization of $123 and $39 as of December 31, 2015 and 2014, respectively	354	418
Timber assets (Note 3):
Timber and timberlands, net	584,854	543,101
Intangible lease assets, less accumulated amortization of $934 and $931 as of December 31, 2015 and 2014, respectively	23	26
Total assets	$599,095	$564,489

Liabilities:
Accounts payable and accrued expenses	$3,307	$2,359
Other liabilities	3,703	3,265
Note payable and line of credit, less net deferred financing costs (Note 4)	181,047	114,173
Total liabilities	188,057	119,797

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 and 896,500 shares authorized; 38,975 and 36,193 shares issued and outstanding as of December 31, 2015 and 2014, respectively	390	362
Class B-3 common stock, $0.01 par value; 0 and 3,500 shares authorized; 0 and 3,164 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	32
Additional paid-in capital	607,409	612,518
Accumulated deficit and distributions	(195,341)	(167,364)
Accumulated other comprehensive loss	(1,420)	(856)
Total stockholders’ equity	411,038	444,692
Total liabilities and stockholders’ equity	$599,095	$564,489
See accompanying notes.

Index to Consolidated Financial Statements

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Timber sales	$52,837	$40,635	$26,703
Timberland sales	11,845	10,650	2,499
Other revenues	4,440	3,026	2,846
	69,122	54,311	32,048
Expenses:
Contract logging and hauling costs	19,911	17,322	13,606
Depletion	27,091	14,788	8,505
Cost of timberland sales	9,747	5,558	1,754
Forestry management expenses	4,495	3,567	2,769
General and administrative expenses	7,667	6,185	10,201
Land rent expense	736	831	1,043
Other operating expenses	4,295	2,942	2,772
	73,942	51,193	40,650
Operating income (loss)	(4,820)	3,118	(8,602)

Other income (expense):
Interest income	6	177	3
Interest expense	(3,573)	(2,635)	(4,705)
Gain (loss) on interest rate swap	—	—	107
	(3,567)	(2,458)	(4,595)
Net income (loss)	(8,387)	660	(13,197)

Dividends to preferred stockholder	—	—	(360)
Net income (loss) available to common stockholders	$(8,387)	$660	$(13,557)
Weighted-average common shares outstanding —basic and diluted	39,348	31,568	13,146
Per-share information—basic and diluted:
Net income (loss) available to common stockholders	$(0.21)	$0.02	$(1.03)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(8,387)	$660	$(13,197)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(564)	(1,125)	957
Comprehensive loss	$(8,951)	$(465)	$(12,240)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	3,180	$32	9,540	$95	37	$48,600	$301,539	$(139,491)	$(688)	$210,087
Issuance of common stock pursuant to:
Listed Public Offerings	10,526	105	—	—	—	—	142,000	—	—	142,105
Long-term incentive plan, net of amounts withheld for income taxes	191	2	1	—	—	—	1,210	—	—	1,212
Forfeiture of restricted stock award	—	—	(1)	—	—	—	—	—	—	—
Fractional share conversion	18	—	(18)	—	—	—	—	—	—	—
Redemptions of common stock	(15)	—	(29)	—	—	—	(680)	—	—	(680)
Stock issuance cost	—	—	—	—	—	—	(11,592)	—	—	(11,592)
Dividends on preferred stock	—	—	—	—		360	(360)	—	—	—
Redemptions of preferred stock	—	—	—	—	(37)	(48,960)	—	—	—	(48,960)
Net loss	—	—	—	—	—	—	—	(13,197)	—	(13,197)
Other comprehensive income	—	—	—	—	—	—	—	—	957	957
Balance, December 31, 2013	13,900	$139	9,493	$95	—	$—	$432,117	$(152,688)	$269	$279,932
Issuance of common stock pursuant to:
Listed Public Offerings	15,954	160	—	—	—	—	190,062	—	$—	190,222
Long-term incentive plan, net of amounts withheld for income taxes	10	—	—	—	—	—	381	—	$—	381
Conversion to Class A Shares	6,329	63	(6,329)	(63)	—	—	—	—	$—	—
Dividends on common stock ($0.47 per share)	—	—	—	—	—	—	—	(15,336)	$—	(15,336)
Stock issuance cost	—	—	—	—	—	—	(10,042)	—	—	(10,042)
Net income	—	—	—	—	—	—	—	660	—	660
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,125)	(1,125)
Balance, December 31, 2014	36,193	$362	3,164	$32	—	$—	$612,518	$(167,364)	$(856)	$444,692
Issuance of common stock pursuant to:
Long-term incentive plan, net of amounts withheld for income taxes	202	2	—	—	—	—	889	—	—	891
Conversion to Class A Shares	3,164	32	(3,164)	(32)	—	—	—		—	—
Dividends on common stock ($0.50 per share)	—	—	—	—	—	—	—	(19,590)	—	(19,590)
Repurchase of common stock	(584)	(6)	—	—	—	—	(5,998)		—	(6,004)
Net loss	—	—	—	—	—	—	—	(8,387)	—	(8,387)
Other comprehensive loss	—	—	—	—	—	—	—	—	(564)	(564)
Balance, December 31, 2015	38,975	$390	—	$—	—	$—	$607,409	$(195,341)	$(1,420)	$411,038
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(8,387)	$660	$(13,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion	27,091	14,788	8,505
Basis of timberland sold	8,886	5,072	1,570
Noncash interest expense	648	738	1,332
Stock-based compensation expense	889	418	1,838
Other amortization	117	98	156
Unrealized gain on interest rate swaps	—	—	(129)
Changes in assets and liabilities:
Accounts receivable	(1,764)	(204)	64
Prepaid expenses and other assets	187	619	(1,144)
Accounts payable and accrued expenses	985	(998)	1,395
Due to affiliates	—	—	(1,326)
Other liabilities	(158)	(1,346)	(135)
Net cash provided by (used in) operating activities	28,494	19,845	(1,071)

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(2,668)	(906)	(444)
Timberland acquisitions	(75,793)	(237,527)	(1,743)
Funds released from escrow accounts	—	—	2,050
Net cash used in investing activities	(78,461)	(238,433)	(137)

Cash Flows from Financing Activities:
Proceeds from notes payable	67,500	320,750	—
Repayment of notes payable	(498)	(254,910)	(80,196)
Financing costs paid	(781)	(3,302)	(1,494)
Issuance of common stock	—	190,222	142,105
Dividends paid to common stockholders	(19,590)	(15,336)	—
Repurchase of common stock	(6,004)	(43)	(582)
Redemptions of common stock	—	—	(680)
Redemptions of preferred stock	—	—	(37,392)
Dividends paid on preferred stock redeemed	—	—	(11,568)
Other offering costs paid	—	(10,042)	(11,592)
Net cash provided by (used in) financing activities	40,627	227,339	(1,399)
Net increase (decrease) in cash and cash equivalents	(9,340)	8,751	(2,607)
Cash and cash equivalents, beginning of period	17,365	8,614	11,221
Cash and cash equivalents, end of period	$8,025	$17,365	$8,614

See accompanying notes.

Index to Consolidated Financial Statements

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, AND 2013

1.	Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT), a Maryland corporation, primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the southeastern United States and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. CatchMark Timber Trust incorporated in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly-owned subsidiary of CatchMark Timber Trust formed in 2013, is the sole limited partner of CatchMark Timber OP (see Note 7 – Noncontrolling Interest for more information). In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”) was formed as a wholly owned subsidiary of CatchMark Timber OP. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of CatchMark Timber Trust have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and shall include the accounts of any variable interest entity (“VIE”) in which CatchMark Timber Trust or its subsidiaries is deemed the primary beneficiary. With respect to entities that are not VIEs, CatchMark Timber Trust’s consolidated financial statements shall also include the accounts of any entity in which CatchMark Timber Trust or its subsidiaries owns a controlling financial interest and any limited partnership in which CatchMark Timber Trust or its subsidiaries owns a controlling general partnership interest. In determining whether a controlling interest exists, CatchMark Timber Trust considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors.

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

Index to Consolidated Financial Statements

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

Accounts Receivable

Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2015, 2014, and 2013, no allowances have been provided against accounts receivable. As of December 31, 2015, CatchMark Timber Trust has recorded $1.3 million of estimated patronage refunds due from CoBank, ACB (“CoBank”) as accounts receivable (please refer to Note 4 – Note Payable and Line of Credit for further information regarding patronage refunds).

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

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. For the year ended December 31, 2015, CatchMark Timber Trust has elected to early adopt Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") and Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). Under ASU 2015-03, CatchMark Timber Trust has presented the deferred financing costs relating to its outstanding debt on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as an asset. Under ASU 2015-15, CatchMark Timber Trust has presented deferred financing costs associated with its line of credit agreement, which may not have an outstanding balance at times, as an asset on the accompanying consolidated balance sheets. ASU 2015-03 and ASU 2015-15 were applied on a retrospective basis and represent a change in accounting principle. The following financial statement line items for the year ended December 31, 2014 were effected by the change in accounting principle:

Index to Consolidated Financial Statements

(in thousands)
Consolidated Balance Sheet
December 31, 2014
	As Reported	As Adjusted	Effect of Change
Deferred financing costs, less accumulated amortization	$4,245	$418	$(3,827)
Note payable and line of credit, less net unamortized deferred financing costs	$118,000	$114,173	$(3,827)
For further information regarding our credit agreements, outstanding balance of debt and associated deferred financing costs, please refer to Note 4 – Note Payable and Line of Credit. CatchMark Timber Trust recognized amortization of deferred financing costs for the years ended December 31, 2015, 2014, and 2013 of approximately $0.6 million, $0.7 million, and $1.3 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
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
Depletion
CatchMark Timber Trust recognizes depletion expense as timber is harvested. Prior to January 1, 2015, depletion rates for timber held longer than 12 months were determined annually using the normalized depletion method by dividing (a) the sum of (i) net carrying value of merchantable and premerchantable timber, and (ii) projected approved reforestation costs to be capitalized over the remaining harvest cycle, by (b) the estimated merchantable timber volume expected to be harvested over the same period. The projected future harvest volume was derived by using a specialized modeling software based on the specific management regime adopted and a set of scientific formulas. Significant management judgments were involved to develop estimates of future harvest volumes and future reforestation costs. For each fee timber tract owned less than one year, depletion rates are generally determined by dividing the acquisition cost attributable to its timber by the volume of timber acquired.

Effective January 1, 2015, CatchMark Timber Trust changed the depletion method on its long-term timber to the straight-line method. Straight-line depletion rates are established at least annually by dividing the remaining merchantable inventory book value by current standing timber inventory volume. Management believes the change from the normalized depletion method to the straight-line depletion method is preferable as the straight-line method is based on the actual costs recorded and volumes of timber that are merchantable as of the date that the depletion rates are determined. It is less reliant on subjective and complex estimates as it does not include future costs to be incurred or expected timber growth.

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 250, CatchMark Timber Trust determined that the change in depletion method is a change in accounting estimate effected by a change in accounting principle, and accordingly, the straight-line method was applied on a prospective basis, effective January 1, 2015.

Index to Consolidated Financial Statements

If CatchMark Timber Trust had continued using the normalized depletion method, depletion expense for the year ended December 31, 2015 would have been $4.5 million, or $0.11 per share, lower than the depletion expense it recorded using the straight-line depletion method.

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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of timberland properties, CatchMark Timber Trust allocates the purchase price to tangible assets, consisting of timberland and timber, and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on management’s estimate of their fair values. The values of tangible assets are then allocated to timberland and timber based on management’s determination of the relative fair value of these assets.
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

Index to Consolidated Financial Statements

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

CatchMark Timber Trust applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swap at fair value. The fair value of the interest rate swap, classified under Level 2, was determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, consideration of CatchMark Timber Trust's credit standing, credit risk of counterparties, and reasonable estimates about relevant future market conditions.

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

Stock-based Compensation

Index to Consolidated Financial Statements

CatchMark Timber Trust has issued stock-based compensation in the form of stock options and restricted stock to its directors and employees pursuant to its Long-Term Incentive Plan. Restricted stock awards issued are considered equity awards and are recorded as a reduction to additional paid-in capital upon issuance. The fair value of stock options and restricted stock is recognized over the respective weighted-average vesting periods by charging expense and recording additional paid-in capital. For those awards with performance conditions, expense is only recorded if it is deemed probable that the performance condition will be achieved. Stock-based compensation expense in the accompanying consolidated statements of operations is recorded as forestry management expenses for those employees whose job is related to forest operations and as general and administrative expense for all other employees and directors. See Note 9 – Stock Based Compensation for a description of CatchMark Timber Trust’s Long-Term Incentive Plan.
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
Income Taxes

CatchMark Timber Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 2009. To qualify to be taxed as a REIT, CatchMark Timber Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, CatchMark Timber Trust generally is not subject to federal income tax on taxable income it distributes to stockholders. If CatchMark Timber Trust fails to qualify as a REIT in any taxable year, it will then be subject to federal and state income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants CatchMark Timber Trust relief under certain statutory provisions.

CatchMark Timber Trust has elected to treat CatchMark TRS as a taxable REIT subsidiary. CatchMark Timber Trust may perform certain non-customary services, including real estate or non-real-estate related services, through CatchMark TRS. Earnings from services performed through CatchMark TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for CatchMark Timber Trust to continue to qualify to be taxed as a REIT, CatchMark Timber Trust’s investment in CatchMark TRS and any other TRSs may not exceed 25% (20% after 2017) of the value of the total assets of CatchMark Timber Trust.

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

CatchMark Timber Trust is also subject to certain state and local taxes related to the operations of timberland properties in certain locations, which have been provided for in the accompanying consolidated financial statements. CatchMark Timber Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

Index to Consolidated Financial Statements

Business Segments
CatchMark Timber Trust owns interests in approximately 425,000 acres of timberland located in the U.S. South. CatchMark Timber Trust operates in a single reporting segment, and the presentation of CatchMark Timber Trust’s financial condition and performance is consistent with the way in which CatchMark Timber Trust’s operations are managed.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation - Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The adoption of ASU 2015-02 will not have an impact on CatchMark Timber Trust's consolidated financial statements or associated disclosures.

3.	Timber Assets

As of December 31, 2015 and 2014, timber and timberlands consisted of the following, respectively:

(in thousands)	As of December 31, 2015
	Gross	Accumulated Depletion or Amortization	Net
Timber	$281,198	$27,091	$254,107
Timberlands	330,446	—	330,446
Mainline roads	707	406	301
Timber and timberlands	$612,351	$27,497	$584,854

(in thousands)	As of December 31, 2014
	Gross	Accumulated Depletion or Amortization	Net
Timber	$258,648	$14,788	$243,860
Timberlands	298,944	—	298,944
Mainline roads	614	317	297
Timber and timberlands	$558,206	$15,105	$543,101

Timberland Acquisitions

During the year ended December 31, 2015, 2014 and 2013, CatchMark Timber Trust acquired approximately 42,900 acres, 121,600 acres and 1,800 acres of timberland for approximately $73.3 million, $235.2 million and $1.4 million, respectively, excluding closing costs. A detailed breakout of acreage acquired by state is listed below:

Index to Consolidated Financial Statements

Acres Acquired In:	2015	2014	2013
Alabama	—	—	1,800
Florida	—	2,500	—
Georgia	9,900	79,600	—
Louisiana	300	21,000	—
North Carolina	1,600	—	—
South Carolina	12,500	—	—
Tennessee	300	—	—
Texas	18,300	18,500	—
Total	42,900	121,600	1,800

Timberland Sales

During the years ended December 31, 2015, 2014 and 2013, CatchMark Timber Trust sold approximately 6,400 acres, 3,800 acres, and 1,200 acres of timberland, respectively, for approximately $11.8 million, $10.7 million, and $2.5 million, respectively. CatchMark Timber Trust’s cost basis in the timberland sold was approximately $8.9 million, $5.1 million, and $1.6 million respectively. A detailed breakout of land sale acreage by state is listed below:

Acres Sold In:	2015	2014	2013
Alabama	3,000	800	300
Georgia	2,200	3,000	900
Texas	1,200	—	—
Total	6,400	3,800	1,200

Current Timberland Portfolio

As of December 31, 2015, CatchMark Timber Trust owned interests in approximately 425,000 acres of timberlands in the U.S. South, approximately 401,200 acres of which were held in fee-simple interests and approximately 23,800 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

Acres by state as of December 31, 2015	Fee	Lease	Total
Alabama	72,800	5,600	78,400
Florida	2,500	—	2,500
Georgia	254,600	18,200	272,800
Louisiana	21,300	—	21,300
North Carolina	1,600	—	1,600
South Carolina	12,500	—	12,500
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	401,200	23,800	425,000

Intangible Lease Assets

Intangible Lease Assets consist of capitalized below-market in-place ground leases and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases. CatchMark Timber Trust had net below-market lease assets of approximately $23,000 and $26,000 as of December 31, 2015 and 2014, respectively, and recognized amortization of this asset of approximately $4,000, $4,000, and $86,000 in 2015, 2014, and 2013, respectively.

Index to Consolidated Financial Statements

4.	Note Payable and Line of Credit

As of December 31, 2015 and 2014, CatchMark Timber Trust had the following indebtedness outstanding:

		Outstanding Balance as of
(in thousands)	Maturity Date	December 31, 2015	December 31, 2014
2014 Term Loan Facility	December 23, 2024	$100,000	$100,000
2014 Multi-Draw Term Facility	December 23, 2021	85,002	18,000
Total Principal Balance		$185,002	$118,000
Less: Net Unamortized Deferred Financing Costs (1)		$(3,955)	$(3,827)
Total		$181,047	$114,173

(1)
Net Unamortized Deferred Financing Costs represent costs incurred for borrowings under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility only. For further information regarding accounting treatment of deferred financing costs, see Note 2 – Summary of Significant Accounting Policies.

CoBank Loan

CatchMark Timber Trust entered into a senior credit agreement (the “CoBank Loan”) on September 28, 2012 with a syndicate of banks with CoBank serving as the administrative agent, Agfirst Farm Credit Bank (“Agfirst”) and Cooperatieve Rabobank, U.A. (“Rabobank”). Under the CoBank Loan, CatchMark Timber Trust borrowed $133.0 million through a term loan facility ("CoBank Term Loan") and had access to a $15.0 million revolving credit facility (the "CoBank Revolver"). Proceeds from the CoBank Term Loan were used to pay off the outstanding balance under CatchMark Timber Trust's previous credit agreement, fund costs associated with closing the CoBank Loan, and partially fund a timberland acquisition. No amount was drawn under the CoBank Revolver.

The CoBank Loan bore interest at an adjustable rate based on one-month LIBOR plus an applicable margin ranging from 2.00% to 2.75% (the “LIBOR Rate”), based on the loan-to-collateral-value ratio (the “LTV Ratio”).

On December 19, 2013, CatchMark Timber Trust paid down the CoBank Loan by $80.2 million using proceeds from its initial listed public offering.

Amended CoBank Loan

On December 19, 2013, CatchMark Timber Trust entered into a third amended and restated credit agreement (the “Amended CoBank Loan”) with CoBank, Agfirst, RaboBank and certain other financial institutions. The Amended CoBank Loan amended and restated the CoBank Loan in its entirety.
The Amended CoBank Loan provided for borrowing under credit facilities consisting of:

•	a $15.0 million revolving credit facility (the “Revolving Credit Facility”),

•	a $150.0 million multi-draw term credit facility (the “Multi-Draw Term Facility”), and

•
the remaining amount outstanding under the CoBank Term Loan (the “Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “2013 Credit Facilities”), which was $52.2 million.

The Amended CoBank Loan provided that the New Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $75.0 million, consisting of up to a $10.0 million increase in the Revolving Credit Facility and the remainder available for incremental term loans.
The Revolving Credit Facility bore interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on CatchMark Timber Trust's LTV Ratio. The Multi-Draw Term Facility bore interest at an adjustable rate equal to a base rate plus between 0.75% and 2.00% or

Index to Consolidated Financial Statements

a LIBOR rate plus between 1.75% and 3.00%, in each case depending on the LTV Ratio. The Multi-Draw Term Facility was interest only until the maturity date. The Term Loan Facility bore interest at an adjustable rate equal to a base rate plus between 0.50% and 1.75% or a LIBOR rate plus between 1.50% and 2.75%, in each case depending on the CatchMark Timber Trust

On May 30, 2014, CatchMark Timber Trust amended the Amended CoBank Loan to increase the availability under the Revolving Credit Facility by $10.0 million, from $15.0 million to $25.0 million, and increase the availability under the Multi-Draw Term Facility by $65.0 million, from $150.0 million to $215.0 million.

2014 Amended Credit Agreement

On December 23, 2014, CatchMark Timber Trust entered into a fourth amended and restated credit agreement (the “2014 Amended Credit Agreement”) with CoBank, Agfirst, RaboBank and certain other financial institutions. The 2014 Amended Credit Agreement amended and restated the Amended CoBank Loan in its entirety.
The 2014 Amended Credit Agreement originally provided for borrowing under credit facilities consisting of:

•	a $35.0 million revolving credit facility (the “2014 Revolving Credit Facility”),

•	a $275.0 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”), and

•	a $100.0 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The terms of the 2014 Amended Credit Agreement provided that 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $200.0 million. On December 11, 2015, CatchMark Timber Trust increased its credit availability under the 2014 Multi-Draw Term Facility by $90.0 million, from $275.0 million to $365.0 million.
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

In March 2015, CatchMark Timber Trust received a patronage refund on its borrowings under the 2014 Amended Credit Agreement during 2014. The refund was calculated by CoBank and approximated 0.91% of CatchMark Timber Trust's weighted average balance outstanding under the 2014 Term Loan Facility and the 2014 Multi-Draw Term

Index to Consolidated Financial Statements

Facility (collectively, "patronage loans"). Of the total amount received, 75% was received in cash and 25% was received in equity in patronage banks. CatchMark Timber Trust expects to receive a patronage refund for 2015 and accrued for the expected refunds by multiplying the weighted average outstanding balance on the patronage loans by 0.90%. For the year ended December 31, 2015, CatchMark Timber Trust recorded $1.3 million in patronage refunds as a credit to its interest expense.

CatchMark Timber Trust pays the lenders an unused commitment fee on the unused portion of the 2014 Multi-Draw Term Facility and 2014 Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV Ratio.
The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires that CatchMark Timber Trust maintains a fixed coverage charge ratio of not less than 1.05:1.00.

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of December 31, 2015.

CatchMark Timber Trust’s obligations under the 2014 Amended Credit Agreement are collateralized by a first priority lien on the timberlands owned by CatchMark Timber Trust’s subsidiaries and substantially all of CatchMark Timber Trust’s subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation, accounts, equipment, inventory, intellectual property, bank accounts and investment property. In addition, CatchMark Timber Trust's obligations under the 2014 Amended Credit Agreement are jointly and severally guaranteed by all of CatchMark Timber Trust and its subsidiaries pursuant to the terms of the 2014 Amended Credit Agreement. CatchMark Timber Trust has also agreed to guarantee certain losses caused by certain willful acts of CatchMark Timber Trust or its subsidiaries.

Interest Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2015, 2014 and 2013, CatchMark Timber Trust made the following interest payments on its borrowings:

(in thousands)	2015	2014	2013
CoBank Loan	—	—	2,935
Amended CoBank Loan	—	1,706	92
2014 Amended Credit Agreement	3,253	—	—
	$3,253	$1,706	$3,027

Included in the interest payments for the years ended December 31, 2015 and 2014 were unused commitment fees of $0.4 million and $0.4 million, respectively. No interest paid was capitalized during the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, and 2014, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap (see Note 5 – Interest Rate Swaps), was 2.65% and 2.58%, respectively. As of December 31, 2015 and 2014, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swaps
2014 RaboBank Swap

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

2013 RaboBank Swap

CatchMark Timber Trust was party to an interest rate swap agreement with RaboBank to hedge its exposure to changing interest rates on $80.0 million of its variable interest rate term loan (the “2013 RaboBank Swap”). The 2013 RaboBank Swap became effective on March 28, 2013 and was scheduled to mature on September 30, 2017. Under the terms of the 2013 RaboBank Swap, CatchMark Timber Trust paid interest at a fixed rate of 0.9075% per annum to RaboBank and received one-month LIBOR-based interest payments from Rabobank. The 2013 RaboBank Swap qualified for hedge accounting treatment.

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

In connection with the payoff of its outstanding indebtedness under the Amended CoBank Loan on July 18, 2014, CatchMark Timber Trust terminated the 2013 RaboBank Swap and received a counter-party payment of approximately $0.2 million from Rabobank, which was recorded as interest income in the accompanying consolidated statements of operations.

Fair Value and Cash Paid for Interest Under Interest Rate Swap Agreements

The following table presents information about CatchMark Timber Trust’s interest rate swap measured at fair value as of December 31, 2015 and 2014:

(in thousands)		Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2015	2014
Derivatives designated as hedging instruments:
Interest rate swap contract	Other liabilities	$(1,420)	$(856)

During the year ended December 31, 2015, CatchMark Timber Trust recognized a change in fair value of the 2014 Rabobank Swap agreement of approximately $0.6 million as other comprehensive loss. There was no hedge ineffectiveness on the 2014 Rabobank Swap required to be recognized in current earnings. During the year ended December 31, 2015, 2014, and 2013, net payments of approximately $0.8 million, $0.1 million, $0.4 million were made under the swap agreements by CatchMark Timber Trust and were recorded as interest expense, respectively.

6.    Commitments and Contingencies

Mahrt Timber Agreements

In connection with its acquisition of timberlands from WestRock Company (“WestRock”), CatchMark Timber Trust entered into a fiber supply agreement and a master stumpage agreement (collectively, the “Mahrt Timber Agreements”) with a wholly owned subsidiary of WestRock. The fiber supply agreement provides that WestRock will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber. The

Index to Consolidated Financial Statements

fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The master stumpage agreement provides that CatchMark Timber Trust will sell specified amounts of timber and make available certain portions of its timberlands to CatchMark TRS for harvesting. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark Timber Trust with a reliable customer for the wood products from its timberlands. For the years ended December 31, 2015, 2014, and 2013, approximately 23%, 34%, and 60%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements.

WestRock can terminate the Mahrt Timber Agreements prior to the expiration of the initial term if CatchMark Timber Trust replaces Forest Resource Consultants, Inc. ("FRC") as the forest manager without the prior written consent of WestRock, except pursuant to an internalization of the company's forestry management functions. CatchMark Timber Trust can terminate the Mahrt Timber Agreements if WestRock (1) ceases to operate the Mahrt mill for a period that exceeds 12 consecutive months, (2) fails to purchase a specified tonnage of timber for two consecutive years, subject to certain limited exceptions or (3) fails to make payments when due (and fails to cure within 30 days). In addition, either party can terminate the Mahrt Timber Agreements if the other party commits a material breach (and fails to cure within 60 days) or becomes insolvent.

In addition, the Mahrt Timber Agreements provide for adjustments to both parties' obligations in the event of a force majeure, which is defined to include, among other things, lightning, fires, storms, floods, infestation and other acts of God or nature.

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates approximately 410,400 acres of CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the FRC Timberland Operating Agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2017, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and American Forestry Management, Inc, ("AFM" and the "AFM Timberland Operating Agreement", respectively), AFM manages and operates approximately 14,600 acres of CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark Timber Trust pays AFM (i) a monthly management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2016, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Obligations under Operating Leases
CatchMark Timber Trust held leasehold interests related to the use of approximately 23,800 acres of timberland as of December 31, 2015. These operating leases have expiration dates ranging from 2019 through 2022. Approximately 20,400 acres of these leased timberlands are leased to CatchMark Timber Trust under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for four quarterly lease payments totaling $3.10 per acre plus

Index to Consolidated Financial Statements

an annual adjustment payment based on the change in a price index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. The all-in, per-lease acre rate, after considering both the quarterly and the annual adjustment payments, was $20.64 for the lease year ended May 2015, which was used to calculate the following remaining required payments (in thousands) under the terms of the operating leases as of December 31, 2015:

2016	$647
2017	647
2018	647
2019	542
2020	542
Thereafter	1,023
$4,048
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

Index to Consolidated Financial Statements

of this conversion, all outstanding shares of CatchMark Timber Trust's common stock are shares of Class A common stock, eligible to trade on the NYSE.

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark Timber Trust may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the year ended December 31, 2015, CatchMark Timber Trust repurchased 584,356 shares of common stock for approximately $6.0 million. All common stock purchases through the end of December 2015 under the stock repurchase program were made in open-market transactions. As of December 31, 2015, CatchMark Timber Trust had 39.0 million shares of common stock outstanding and may purchase up to an additional $24.0 million under the program.

9.    Stock Based Compensation

Amended and Restated Long-Term Incentive Plan

CatchMark Timber Trust grants restricted shares of its common stock to its directors and employees pursuant to its Amended and Restated 2005 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for issuance of up to 1.15 million shares of Class A common stock through October 25, 2023.

Equity Compensation for Independent Directors

Effective for the period January 1, 2014 to September 30, 2015, each of the independent directors received, on the day following an annual stockholders meeting, a number of restricted shares of CatchMark Timber Trust common stock having a value of $30,000 on the grant date. The number of restricted shares granted to each independent director was determined by dividing $30,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date. The restricted shares will vest in thirds on each of the first three anniversaries of the grant, subject to the independent director’s continued service on the board on each such date, or on the earlier occurrence of a change in control of our company or the independent director’s death, disability or termination with cause.

Effective October 1, 2015, each of the independent directors receives, on the first business day immediately prior to the date on which CatchMark Timber Trust holds its annual stockholders meeting, a number of shares of CatchMark Timber Trust common stock having a value of $50,000 on the grant date. The number of shares granted to each independent director will be determined by dividing $50,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date. The shares are fully-vested and non-forfeitable upon the respective grant date.

Additionally, one of the independent directors elected to receive a portion of his compensation in shares of CatchMark Timber Trust's common stock in lieu of cash. Accordingly, CatchMark Timber Trust granted 2,392 shares to this independent director during 2015. These shares vested immediately upon issuance.

Stock Ownership Guidelines for Independent Directors

On October 24, 2013, the board of directors adopted stock ownership guidelines for independent directors which require that each independent director own shares of CatchMark Timber Trust's common stock having a value of four times his or her annual cash retainer. Each director must meet the stock ownership guidelines by the later of October 25, 2018, or the fifth anniversary of his or her election to the board. Until the ownership guidelines are met, or at any time the director is not in compliance with the guidelines, he or she must retain 100% of any shares received from our company for service on the board, with an exception for shares sold for the limited purposes of paying the exercise price, in the case of stock options, or satisfying any applicable tax liability related to the award.

Equity Compensation for Employees

Index to Consolidated Financial Statements

CatchMark Timber Trust grants restricted stock to its employees pursuant to its LTIP. The awards are granted by the compensation committee of the board of directors of CatchMark Timber Trust (the "Compensation Committee"). Service-based restricted stock grants typically vest ratably over a multi-year period. Performance-based restricted stock grants are awarded to the executive officers and the restricted shares may be earned based on the level of achievement of certain pre-determined performance goals over the performance period. The maximum number of shares that could be earned during the performance period are awarded on the grant date. Earned awards are determined by the Compensation Committee after the end of the performance period and vest over a period specific to each performance grant.

Restricted Stock Activity

During the year ended December 31, 2015, CatchMark Timber Trust granted to its employees and independent directors the following restricted shares of its Class A common stock:

	Employees	Independent Directors	Total
Service-based restricted stock (1) (2)	77,900	12,585	90,485
Performance-based restricted stock (3)	118,900	—	118,900
Total	196,800	12,585	209,385
(1) The service-based restricted stock issued to employees vests over four years.
(2) The service-based restricted stock issued to independent directors vests over three years.
(3) The performance-based restricted stock awards (the "2015 Performance Awards") represent the maximum number of shares that could be earned by the executive officers based on the relative performance of CatchMark Timber Trust's total stockholder return (the "TSR") as compared to a pre-established peer group's TSR and to the Russell 3000 Index. 50% of the earned award vests on the date it is determined by the Compensation Committee and the remaining 50% vests on the one year anniversary of the determination date.

A rollforward of CatchMark Timber Trust's unvested restricted stock award activity for the year ended December 31, 2015 is as follows:

	Employees		Independent Directors
	Number of Underlying Shares	Weighted Average Grant Date Fair Value	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	91,500	$13.54	13,608	$14.42
Granted	196,800	$8.94	12,585	$11.92
Vested	—	$—	(5,292)	$14.38
Forfeited	(10,200)	$13.51	—	$—
Unvested at December 31, 2015	278,100	$10.29	20,901	$12.71

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

Index to Consolidated Financial Statements

The weighted-average grant date fair value of restricted stock granted for the years ended December 31, 2015, 2014 and 2013 was $9.12, $13.79 and $13.58, respectively. The fair value of restricted stock that vested during the years ended December 31, 2015, 2014, and 2013 was approximately $0.1 million, $0.2 million, and $1.8 million, respectively.

CatchMark Timber Trust recognized compensation expenses over the period from the date of grant to the vesting date. During the year ended December 31, 2015, 2014 and 2013, CatchMark Timber Trust recorded $0.7 million, $0.3 million and $1.5 million of stock-based compensation cost in General and Administrative Expenses, and $0.2 million, $0.1 million and $0.4 million of stock-based compensation expense in Forestry Management Expenses, respectively. As of December 31, 2015, approximately $2.1 million of unrecognized compensation expenses related to non-vested restricted stock remained and will be recognized over a weighted-average period of 3.0 years.

10.     Recreational Leases

CatchMark Timber Trust leases certain access rights to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. CatchMark Timber Trust retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2015, approximately 397,200 acres, or 93%, of CatchMark Timber Trust’s timberland available for hunting and recreational uses had been leased to tenants under operating leases that expire between March and June 2016. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the terms of the respective recreational leases and recognized as other revenue. As of December 31, 2015 and 2014, approximately $1.6 million and $1.5 million, respectively, of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For the three years ended December 31, 2015, 2014, and 2013, CatchMark Timber Trust recognized other revenues related to recreational leases of approximately $3.5 million, $2.7 million, $2.5 million, respectively.

11.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the years ended December 31 2015, 2014, and 2013, respectively:

(in thousands)	2015	2014	2013
Write-off of fully amortized deferred financing costs	$—	$459	$1,371
Other liabilities assumed upon acquisition of timberland	$—	$—	$125

12.	Related-Party Transactions and Agreements

CatchMark Timber Trust previously operated as an externally advised REIT, advised by Wells Timberland Investment Management Organization, or Wells TIMO, a subsidiary of Wells Real Estate Funds (collectively, "Wells"). During the periods ended December 31, 2014 and 2013, CatchMark Timber Trust was party to several agreements with Wells, as described below. Since June 30, 2014, CatchMark Timber Trust has had no contractual relationship with Wells.

•
Advisory Agreement – Under the terms of the advisory agreement in place from January 1, 2013 to October 25, 2013, including various amendments and restatements, CatchMark Timber Trust incurred fees and reimbursements payable to Wells for asset management, asset dispositions, and administrative services.

•
Consulting Service Agreement – Wells provided CatchMark Timber Trust with certain consulting, support and transitional services at the direction of CatchMark Timber Trust, in order to facilitate CatchMark Timber Trust’s successful transition to self-management. The Consulting Service Agreement remained in effect until June 30, 2014

•
Sublease Agreement – Wells and CatchMark Timber OP entered into the sublease agreement on October 25, 2013, pursuant to which CatchMark Timber OP subleased from Wells a portion of the office space used and

Index to Consolidated Financial Statements

occupied by Wells. The term of the sublease commenced on October 25, 2013, and terminated on March 31, 2014.
Related-Party Costs

Pursuant to the terms of the agreements described above, CatchMark Timber Trust incurred the following related-party costs for the years ended December 31, 2014 and 2013, respectively:

(in thousands)	2014	2013
Advisor fees and expense reimbursements	$—	$3,562
Consulting fees	137	50
Office rent	18	—
Disposition fees	—	39
Total	$155	$3,651

13.     Income Taxes
CatchMark Timber Trust has elected to be taxed as a REIT, and therefore its operations are generally not subject to U.S. federal and state income taxes. As of January 1, 2009 (the "REIT Commencement Date"), its REIT commencement date, CatchMark Timber Trust had net built-in gains on its timber assets of approximately $18.3 million. CatchMark Timber Trust elected not to take such net built-in gains into income immediately prior to the REIT Commencement Date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT Commencement Date, if disposed of within the applicable period beginning on the REIT Commencement Date. With the passage of the Protecting Americans from Tax Hikes Act in 2015, the built-in gain period has been permanently reduced to five years. CatchMark Timber Trust has exceeded the five year built-in gain period since the REIT commencement date and is, therefore, no longer subject to the built-in gain tax.

At December 31, 2015, CatchMark Timber Trust had federal and state net operating loss carryforwards of approximately $128.8 million and $105.6 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income, including net built-in gains. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027, and the state net operating loss carryforwards will begin to expire in 2022.

As of December 31, 2015 and 2014, the tax basis carrying value of CatchMark Timber Trust’s total assets was approximately $571.9 million and approximately $552.9 million, respectively.
CatchMark Timber Trust records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Components of the deferred tax asset as of December 31, 2015 and 2014 were attributable to the operations of CatchMark TRS only and were as follows:

Index to Consolidated Financial Statements

(in thousands)	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$9,468	$7,653
Gain on timberland sales	4	—
Other	33	20
Total gross deferred tax asset	9,505	7,673

Valuation allowance	(9,294)	(7,670)
Total net deferred tax asset	$211	$3

Deferred tax liability:
Timber depletion	211	—
Gain on timberland sales	—	3
Total gross deferred tax liability	$211	$3

Deferred tax asset, net	$—	$—

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to CatchMark TRS’ effective tax rate for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	3.13	3.21	3.06
Other temporary differences	0.27	0.50	(0.02)
Write-off of due to affiliates	—	—	—
Other permanent differences	(0.01)	(0.02)	21.03
Valuation allowance	(37.39)	(37.69)	(58.07)
Effective tax rate	—%	—%	—%
14.    Quarterly Results (unaudited)

Index to Consolidated Financial Statements

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

(in thousands, except per-share amounts)	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$20,244	$14,174	$17,629	$17,075
Operating loss (2)	$(14)	$(1,479)	$(1,069)	$(2,258)
Net loss (2)	$(817)	$(2,330)	$(1,944)	$(3,296)
Net loss available to common stockholders (2)	$(817)	$(2,330)	$(1,944)	$(3,296)
Basic and diluted net loss per share available to common stockholders(1) (2)	$(0.02)	$(0.06)	$(0.05)	$(0.08)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	8,870	11,901	12,653	20,887
Operating income (loss)	(3)	433	(277)	2,964
Net income (loss)	(388)	(349)	(764)	2,161
Net income (loss) available to common stockholders	(388)	(349)	(764)	2,161
Basic and diluted net income (loss) per share available to common stockholders(1)	$(0.02)	$(0.01)	$(0.02)	$0.05

(1)	The sum of the quarterly amounts do not equal income per share for the year ended December 31, 2014 due to the changes in weighted-average shares outstanding over the year.

(2)	See Note 2 – Summary of Significant Accounting Policies regarding our change in depletion methodology that was effective January 1, 2015.

15.	Customer Concentration

For the years ended December 31, 2015, 2014, and 2013, WestRock represented 31%, 39%, and 60% of CatchMark Timber Trust's total revenues. No other customer represented more than 10% of CatchMark Timber Trust's total revenues during these periods.

16.	Subsequent Event

On February 18, 2016, CatchMark Timber Trust declared a cash dividend of $0.125 per share for its Class A common stock for stockholders of record on February 29, 2016, payable on March 16, 2016.

Index to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013

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

10.8+	Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the S-8 Registration Statement)

10.9+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (Effective January 1, 2014) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 19, 2014)

10.10+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (as amended and restated on July 30, 2015) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 2, 2015)

Index to Consolidated Financial Statements

Exhibit Number	Description
10.11+
Form of 2013 Performance-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 13, 2014 (the “2013 Form 10-K”))

10.12+
Form of Service-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.74 to the 2013 Form 10-K)

10.13+
Form of Restricted Stock Unit Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.73 to the 2013 Form 10-K)

10.14+*	Form of 2015 Performance-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (filed herewith)

10.15+	Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag (incorporated by reference to Exhibit 10.9 to the 2013 Third Quarter Form 10-Q)

10.16+	Employment Agreement by and between CatchMark Timber Trust, Inc. and John F. Rasor (incorporated by reference to Exhibit 10.10 to the 2013 Third Quarter Form 10-Q)

10.17+	Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis (incorporated by reference to Exhibit 10.11 to the 2013 Third Quarter Form 10-Q)

10.18
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

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Initial S-11 Registration Statement)

10.20
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

10.21
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

10.22
Second Amended and Restated Security Agreement, dated as of December 19, 2013, made by CatchMark Timber Trust, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.3 to the December 26 Form 8-K )

10.23
Second Amended and Restated Limited Guaranty, dated as of December 19, 2013, made by CatchMark Timber Trust, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.4 to the December 26 Form 8-K )

10.24
Second Amended and Restated Guaranty, dated as of December 19, 2013 made by CatchMark Timber TRS, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.5 to the December 26 Form 8-K )

10.25
Second Amended and Restated Guaranty made by CatchMark TRS Harvesting Operations, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party(incorporated by reference to Exhibit 10.6 to the December 26 Form 8-K )

10.26
Amended and Restated Guaranty made by CatchMark HBU, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.7 to the December 26 Form 8-K )

Index to Consolidated Financial Statements

Exhibit Number	Description
10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

10.36
Master Stumpage Agreement dated October 9, 2007 by and among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.25 to the 2009 Form 10-K)

10.37
Fiber Supply Agreement dated October 9, 2007 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.26 to the 2009 Form 10-K)

10.38
Purchase and Sale Agreement dated July 7, 2014 between Wildwood Timberlands, LLC, as seller, and CatchMark Timber Trust, Inc., as buyer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 13, 2014)

Index to Consolidated Financial Statements

Exhibit Number	Description

10.39
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