Form 10-Q
period 2016-03-31
CatchMark Timber Trust, Inc.
filed 2016-05-05
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s classes of common stock, as of April 29, 2016:

Class A Common Stock 38,772,424 shares

FORM 10-Q

CATCHMARK TIMBER TRUST, INC.

2

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AgFirst	Agfirst Farm Credit Bank
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCC	Fixed Charge Coverage
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles
HBU	Higher and Better Use
LIBOR	London Interbank Offered Rate
LTIP	Long-term incentive plan
LTV	Loan-to-Value
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
SEC	Securities and Exchange Commission
TRS	Taxable REIT Subsidiary
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)
WIS	Wells Investment Securities, Inc.

PART I.	FINANCIAL INFORMATION

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. CatchMark Timber Trust’s results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share data)

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$14,309	$8,025
Accounts receivable	2,166	2,562
Prepaid expenses and other assets	3,581	3,277
Deferred financing costs, less accumulated amortization of $145 and $123 as of March 31, 2016 and December 31, 2015, respectively	332	354
Timber assets (Note 3):
Timber and timberlands, net	582,809	584,854
Intangible lease assets, less accumulated amortization of $935 and $934 as of March 31, 2016 and December 31, 2015, respectively	22	23
Total assets	$603,219	$599,095

Liabilities:
Accounts payable and accrued expenses	$3,393	$3,307
Other liabilities	4,412	3,703
Note payable and line of credit, less net deferred financing costs (Note 4)	193,466	181,047
Total liabilities	201,271	188,057

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 shares authorized; 38,772 and 38,975 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	388	390
Additional paid-in capital	605,040	607,409
Accumulated deficit and distributions	(200,739)	(195,341)
Accumulated other comprehensive loss	(2,741)	(1,420)
Total stockholders’ equity	401,948	411,038
Total liabilities and stockholders’ equity	$603,219	$599,095
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share data)

	(Unaudited) Three Months Ended March 31,
	2016	2015
Revenues:
Timber sales	$17,501	$13,094
Timberland sales	8,666	6,174
Other revenues	1,014	976
	27,181	20,244
Expenses:
Contract logging and hauling costs	6,423	5,120
Depletion	7,784	6,202
Cost of timberland sales	7,699	5,006
Forestry management expenses	1,352	1,121
General and administrative expenses	2,047	1,668
Land rent expense	171	203
Other operating expenses	1,035	938
	26,511	20,258
Operating income (loss)	670	(14)

Other income (expense):
Interest income	11	—
Interest expense	(1,268)	(803)
	(1,257)	(803)
Net loss available to common stockholders	$(587)	$(817)

Weighted-average common shares outstanding - basic and diluted	38,878	39,253

Net loss per-share available to common stockholders - basic and diluted	$(0.02)	$(0.02)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2016	2015
Net loss	$(587)	$(817)
Other comprehensive loss:
Market value adjustment to interest rate swap	(1,321)	(894)
Comprehensive loss	$(1,908)	$(1,711)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	38,975	$390	—	$—	$607,409	$(195,341)	$(1,420)	$411,038
Common stock issued pursuant to:
Long-term incentive plan, net of amounts withheld for income taxes	39	—			136			136
Dividends to common stockholders ($0.125 per share)						(4,811)		(4,811)
Repurchases of common shares	(242)	(2)			(2,505)			(2,507)
Net loss						(587)		(587)
Other comprehensive loss							(1,321)	(1,321)
Balance, March 31, 2016	38,772	$388	—	$—	$605,040	$(200,739)	$(2,741)	$401,948

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	36,193	$362	3,164	$32	$612,518	$(167,364)	$(856)	$444,692
Common stock issued pursuant to:
Long-term incentive plan, net of amounts withheld for income taxes	194	2			176			178
Conversion to Class A Shares	3,164	32	(3,164)	(32)				—
Dividends to common stockholders ($0.125 per share)						(4,919)		(4,919)
Net loss						(817)		(817)
Other comprehensive loss							(894)	(894)
Balance, March 31, 2015	39,551	$396	—	$—	$612,694	$(173,100)	$(1,750)	$438,240

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(587)	$(817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	7,784	6,202
Other amortization	28	29
Stock-based compensation expense	276	178
Noncash interest expense	189	151
Basis of timberland sold	7,327	4,567
Changes in assets and liabilities:
Accounts receivable	396	(623)
Prepaid expenses and other assets	(187)	49
Accounts payable and accrued expenses	157	763
Other liabilities	(613)	(827)
Net cash provided by operating activities	14,770	9,672

Cash Flows from Investing Activities:
Timberland acquisitions	(12,504)	(14,517)
Capital expenditures (excluding timberland acquisitions)	(737)	(846)
Net cash used in investing activities	(13,241)	(15,363)

Cash Flows from Financing Activities:
Proceeds from note payable	13,000	14,500
Repayments of note payable	—	(498)
Financing costs paid	(787)	(209)
Dividends paid to common stockholders	(4,811)	(4,919)
Repurchases of common shares	(2,647)	—
Net cash provided by financing activities	4,755	8,874
Net increase in cash and cash equivalents	6,284	3,183
Cash and cash equivalents, beginning of period	8,025	17,365
Cash and cash equivalents, end of period	$14,309	$20,548

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (unaudited)

1.	Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust") (NYSE: CTT) primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the U.S. South and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation, was formed as a wholly owned subsidiary of CatchMark Timber OP in 2006. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

CatchMark Timber Trust generates recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. CatchMark Timber Trust also periodically generates income and cash flow from the sale of non-strategic timberland properties, or HBU timberland properties that have a higher-value use beyond growing timber, such as properties that can be sold for development, conservation, recreational or other rural purposes at prices in excess of traditional timberland values. CatchMark Timber Trust expects to realize additional long-term returns from the potential appreciation in value of its timberlands as well as from the biological growth of its standing timber inventory in excess of its timber harvest.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of CatchMark Timber Trust have been prepared in accordance with GAAP and shall include the accounts of any VIE in which the Company or its subsidiaries is deemed the primary beneficiary. With respect to entities that are not VIEs, CatchMark Timber Trust’s consolidated financial statements shall also include the accounts of any entity in which CatchMark Timber Trust or its subsidiaries owns a controlling financial interest and any limited partnership in which CatchMark Timber Trust or its subsidiaries owns a controlling general partnership interest. In determining whether a controlling interest exists, CatchMark Timber Trust considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors.

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

For further information, refer to the audited financial statements and footnotes included in CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees classified as capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. CatchMark Timber Trust has not yet adopted the new standard and is currently evaluating the impact that the standard will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. CatchMark Timber Trust has not yet adopted the new standard and is currently evaluating the impact that the standard will have on its financial statements.

3.	Timber Assets

As of March 31, 2016 and December 31, 2015, timber and timberlands consisted of the following, respectively:

	As of March 31, 2016
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$258,901	$7,784	$251,117
Timberlands	331,370	—	331,370
Mainline roads	748	426	322
Timber and timberlands	$591,019	$8,210	$582,809

	As of December 31, 2015
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$281,198	$27,091	$254,107
Timberlands	330,446	—	330,446
Mainline roads	707	406	301
Timber and timberlands	$612,351	$27,497	$584,854

Timberland Acquisitions

During the three months ended March 31, 2016 and 2015, CatchMark Timber Trust acquired fee-simple interests in approximately 8,700 and 7,700 acres of timberland for $12.2 million and $14.5 million, exclusive of closing costs, respectively. A detailed breakout of acreage acquired by state is listed below:

Acres Acquired In:	2016	2015
Georgia	5,200	7,700
South Carolina	3,500	—
Total	8,700	7,700

Timberland Sales

During the three months ended March 31, 2016 and 2015, CatchMark Timber Trust sold approximately 5,000 and 3,400 acres of timberland, respectively, for $8.7 million and $6.2 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $7.3 million and $4.6 million, respectively. A detailed breakout of land sale acreage by state is listed below:

Acres Sold In:	2016	2015
Alabama	300	1,700
Georgia	4,100	1,700
Florida	600	—
Total	5,000	3,400

Current Timberland Portfolio

As of March 31, 2016, CatchMark Timber Trust owned interests in approximately 428,700 acres of timberlands in the U.S. South; 404,900 acres of which were held in fee-simple interests and 23,800 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

Acres by state as of March 31, 2016	Fee	Lease	Total
Alabama	72,500	5,600	78,100
Florida	2,000	—	2,000
Georgia	255,600	18,200	273,800
Louisiana	21,300	—	21,300
North Carolina	1,600	—	1,600
South Carolina	16,000	—	16,000
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	404,900	23,800	428,700

4.	Note Payable and Line of Credit

2014 Amended Credit Agreement

CatchMark Timber Trust is a party to an amended and restated credit agreement with CoBank, AgFirst, Rabobank, and certain other financial institutions, which was entered into on December 23, 2014 (the "2014 Amended Credit Agreement"). The 2014 Amended Credit Agreement originally provided for borrowings under credit facilities consisting of:

•	a $35.0 million revolving credit facility (the “2014 Revolving Credit Facility”),

•	a $275.0 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”), and

•	a $100.0 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $200.0 million. On December 11, 2015, CatchMark Timber Trust increased its borrowing capacity under the 2014 Multi-Draw Term Facility by $90.0 million, from $275.0 million to $365.0 million. As of March 31, 2016, $302.0 million remained available under the 2014 Amended Credit Agreement, $267.0 million from the 2014 Multi-Draw Term Facility and $35.0 million from the 2014 Revolving Credit Facility.

Borrowings under the 2014 Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and other general corporate purposes.

The 2014 Multi-Draw Term Facility may be drawn upon up to eight times during the period beginning on December 23, 2014 through December 23, 2017 (the "2014 Multi-Draw Commitment Period") and may be used to finance domestic timber acquisitions and associated expenses, refinance loan amounts under the 2014 Revolving Credit Facility, and purchase up to $25.0 million in CatchMark Timber Trust common stock. Amounts repaid under the 2014 Multi-Draw Term Facility may be re-borrowed prior to December 23, 2017. The 2014 Multi-Draw Term Facility is interest only until December 23, 2021; however, if the LTV ratio is equal to or in excess of 40% after the 2014 Multi-Draw Commitment Period, then principal payments will be required to be made beginning on December 31, 2017 at a per annum rate of 5% of the principal amount outstanding under the 2014 Multi-Draw Term Facility.

CatchMark Timber Trust pays the lenders a commitment fee on the unused portion of the 2014 Multi-Draw Term Facility and 2014 Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV ratio.

As of March 31, 2016 and December 31, 2015, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

				Outstanding Balance as of
(dollars in thousands)	Maturity Date	Stated Rate (2)	Current Interest Rate (3)	March 31, 2016	December 31, 2015
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2%	2.44%	98,002	85,002
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	2.18%	$100,000	$100,000
Total principal balance				$198,002	$185,002
Less: net unamortized deferred financing costs (1)				$(4,536)	$(3,955)
Total				$193,466	$181,047

(1)	Net unamortized deferred financing costs represent costs incurred for borrowings under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility only.

(2)	Represents the variable rate basis plus the applicable spread per the 2014 Amended Credit Agreement. The applicable spread on the 2014 Multi-Draw Term Facility depends on the LTV ratio.

(3)
Represents the weighted average interest rate as of March 31, 2016. The weighted average interest rate excludes the impact of the interest rate swap agreement (see Note 5 – Interest Rate Swap Agreement), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

Patronage

As a result of entering into the 2014 Amended Credit Agreement, CatchMark Timber Trust became eligible to receive annual patronage refunds from its lenders (the "Patronage Banks"), a profit-sharing program made available to borrowers of the Farm Credit System lenders. The patronage refund is calculated based on the weighted average balance outstanding under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility (collectively, the "Patronage Loans").

In March 2016, CatchMark Timber Trust received a patronage refund of $1.2 million on its borrowings under Patronage Loans during 2015. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' respective boards of directors and then only if the Patronage Banks' minimum capital standards are met. The Patronage Banks target equity threshold for redemption is based on the percentage of the five-year historical average loan balance. As of March 31, 2016, CatchMark Timber Trust has approximately $0.3 million of equity in Patronage Banks recorded in prepaid expenses and other assets on the consolidated balance sheets.

CatchMark Timber Trust expects to receive a patronage refund for 2016 in the first quarter of 2017 and accrues for the expected refunds by multiplying the weighted average outstanding balance under the Patronage Loans by 0.90%.

For the three months ended March 31, 2016, CatchMark Timber Trust recorded $0.4 million in patronage refunds as a credit to its interest expense and a debit to accounts receivable.

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

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of March 31, 2016.

CatchMark Timber Trust’s obligations under the 2014 Amended Credit Agreement are collateralized by a first priority lien on the timberlands owned by CatchMark Timber Trust’s subsidiaries and substantially all of CatchMark Timber Trust’s subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation, accounts, equipment, inventory, intellectual property, bank accounts and investment property. In addition, CatchMark Timber Trust's obligations under the 2014 Amended Credit Agreement are jointly and severally guaranteed by CatchMark Timber Trust and all of its subsidiaries pursuant to the terms of the 2014 Amended Credit Agreement. CatchMark Timber Trust has also agreed to guarantee certain losses caused by certain willful acts of CatchMark Timber Trust or its subsidiaries.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended March 31, 2016 and 2015, CatchMark Timber Trust made interest payments of $1.2 million and $0.6 million, respectively, on its borrowings. Included in the interest payments for the three months ended March 31, 2016 and 2015 were unused commitment fees of $0.2 million and $0.02 million, respectively.

As of March 31, 2016 and December 31, 2015, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap, was 2.65% and 2.65%, respectively. After further consideration of the expected patronage refunds, CatchMark Timber Trust's weighted average interest rate as of March 31, 2016 and December 31, 2015 was 1.75% and 1.75%, respectively.

As of March 31, 2016, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swap Agreement
2014 Rabobank Swap

During the three months ended March 31, 2016, CatchMark Timber Trust used one interest rate swap agreement with

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

Fair Value and Cash Paid for Interest Under Interest Rate Swap Agreement

The following table presents information about CatchMark Timber Trust's interest rate swap measured at fair value as of March 31, 2016 and December 31, 2015:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swap contract	Other liabilities	$(2,741)	$(1,420)

During the three months ended March 31, 2016, CatchMark Timber Trust recognized a change in fair value of the 2014 Rabobank Swap of approximately $1.3 million as other comprehensive loss. There was no hedge ineffectiveness on the 2014 Rabobank Swap required to be recognized in current earnings. Net payments of approximately $0.2 million made under the 2014 Rabobank Swap by CatchMark Timber Trust during the three months ended March 31, 2016 were recorded as interest expense.

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

Timberland Operating Agreement

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates a majority of CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The timberland operating agreement, as amended, is effective through March 31, 2017, with the option to extend for one-year periods and may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

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

7.    Share Repurchase Program and Stock-based Compensation

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark Timber Trust may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the quarter ended March 31, 2016, CatchMark Timber Trust repurchased 242,429 shares of common stock for approximately $2.5 million. All common stock purchases through the quarter ended March 31, 2016 under the stock repurchase program were made in open-market transactions. As of March 31, 2016, CatchMark Timber Trust had 38.8 million shares of common stock outstanding and may purchase up to an additional $21.5 million under the program.

Stock-based Compensation

CatchMark Timber Trust grants restricted stock to its employees and independent directors pursuant to its LTIP. The awards are granted by the compensation committee of the board of directors of CatchMark Timber Trust (the "Compensation Committee"). Service-based restricted stock grants typically vest ratably over a multi-year period. Performance-based restricted stock grants are awarded to the executive officers and the restricted shares may be earned based on the level of achievement of certain pre-determined performance goals over the performance period. Maximum number of shares that could be earned are awarded on the grant date. Earned awards are determined by the Compensation Committee after the end of the performance period and vest over a period specific to each performance grant.

A rollforward of CatchMark Timber Trust's unvested restricted stock award activity for the three months ended March 31, 2016 is as follows:

	Employees		Independent Directors
	Number of Underlying Shares	Weighted Average Grant Date Fair Value	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	278,100	$10.29	20,901	$12.71
Granted	51,750	10.42	—	—
Vested	(34,225)	12.34	(7,820)	12.79
Forfeited	(1,000)	11.57	—	—
Unvested as of March 31, 2016	294,625	$10.07	13,081	$12.66

During the three months ended March 31, 2016, CatchMark Timber Trust withheld 12,640 and 618 shares from employees and directors, respectively, to satisfy minimum tax withholding requirements on vested and granted shares.

During the three months ended March 31, 2016 and 2015 CatchMark Timber Trust recognized approximately $0.3 million and $0.2 million, respectively, of stock-based compensation expense. As of March 31, 2016, approximately $2.4 million of unrecognized compensation expenses related to non-vested restricted stock remained and will be recognized over a weighted-average period of 3.6 years.

8.    Subsequent Event

Dividend declaration

On May 5, 2016, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its Class A common stockholders of record on May 27, 2016, payable on June 16, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the U.S. South. During the year ended March 31, 2016, we acquired approximately 8,700 acres of prime timberlands in Georgia and South Carolina, for $12.5 million, including closing costs. These acquisitions added approximately 0.4 million tons of merchantable inventory, comprised of 57% pine plantations (by acreage) and 33% sawtimber (by tons), and furthered our growth strategy by expanding our current holdings into the favorable markets of Coastal Georgia and the Carolinas within the U.S. South.

As of March 31, 2016, we owned interests in approximately 428,700 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities, consisting of 74% pine stands and 26% hardwood stands. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production.

We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as recreational leases. We also periodically generate income and cash flow from the sale of HBU timberland and non-strategic timberland. We expect to realize additional long-term returns from the potential appreciation in value of our timberlands as well as from the biological growth of our standing timber inventory in excess of our timber harvest.

A substantial portion of our timber sales are derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to Westrock subject to market pricing adjustments. For the three months ended March 31, 2016 and 2015, approximately 12% and 20%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. See Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

As of March 31, 2016, our timber inventory consisted of an estimated 16.5 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory(1):	Fee	Lease	Total
Pulpwood	8.1	0.4	8.5
Sawtimber (2)	7.6	0.4	8.0
Total:	15.7	0.8	16.5

(1)
Merchantable timber inventory does not include current year growth, which should approximate current year harvest volumes (see Results of Operations below for information on current year harvest volume)

(2)Includes chip-n-saw and sawtimber.

The focus of our business is to invest in timberlands and to actively manage our assets to provide current income and attractive long-term returns to our stockholders. Our immediate emphasis is to grow through accretive acquisitions. We continue to build our pipeline of potential acquisitions focused in the U.S. South, where we see the best value opportunities, and we expect that the increase in our available credit capacity (see discussions within Liquidity and Capital Resources below) should facilitate closing on additional transactions expeditiously. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to further grow and diversify our portfolio of timber assets.

Liquidity and Capital Resources

Overview

Cash flows generated from our operations are primarily used to fund recurring expenditures and distributions to our stockholders. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain and grow our existing timberland portfolio. In determining the amount of distributions to common stockholders, we also consider our financial condition, our expectations of future sources of liquidity, current and future economic conditions, market demand for timber and timberlands, and tax conditions, including the annual distribution requirements necessary to maintain our status as a REIT under the Code.
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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2016 was $14.8 million, a $5.1 million increase from the three months ended March 31, 2015, primarily driven by an increase of $3.1 million in net cash receipts from timber sales and a $2.6 million increase in net cash received from timberland sales.

Net cash used in investing activities for the three months ended March 31, 2016 was $13.2 million, a $2.1 million decrease from the three months ended March 31, 2015. We spent $2.0 million less on timberland acquisitions due to lower average cost per acre.

Net cash provided by financing activities for the three months ended March 31, 2016 was $4.8 million, a decrease of $4.1 million from the three months ended March 31, 2015, primarily as a result of a $1.0 million decrease in net borrowings and using $2.6 million for share repurchases (see Note 7 – Share Repurchase Plan and Stock-based Compensation of the accompanying consolidated financial statements).

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of March 31, 2016, we had a cash balance of $14.3 million and had access to $302.0 million of additional borrowing availability under the 2014 Amended Credit Facilities (see 2014 Amended Credit Facilities below).

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timberland sales, proceeds from secured or unsecured financings from banks and other lenders, and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, and stockholder distributions.

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of March 31, 2016, our debt-to-net-assets ratio as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 37%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Contractual Obligations and Commitments

As of March 31, 2016, our contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Debt obligations (1)	$198,002	$—	$—	$—	$198,002
Estimated interest on debt obligations(1) (2)	38,705	3,942	10,511	10,511	13,741
Operating lease obligations (3)	3,923	522	1,294	1,084	1,023
Other liabilities (4)	616	109	200	169	138
Total	$241,246	$4,573	$12,005	$11,764	$212,904

(1)
Represents respective obligations under the 2014 Amended Credit Facilities as of March 31, 2016, $100.0 million of which was outstanding under the 2014 Term Loan Facility and $98.0 million of which was outstanding under the 2014 Multi-Draw Term Facility (see 2014 Amended Credit Facilities below).

(2)	Amounts include the impact of an interest rate swap. See Note 5 – Interest Rate Swap Agreement of our accompanying consolidated financial statements for additional information.

(3)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

2014 Amended Credit Agreement

The 2014 Amended Credit Agreement originally provided for borrowing under credit facilities consisting of:

•	a $35 million revolving credit facility (the “2014 Revolving Credit Facility”),

•	a $275 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”), and

•	a $100 million term loan (the “2014 Term Loan Facility”, and together with the Revolving Credit Facility and the Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by up to $200 million. On December 11, 2015, we increased our borrowing capacity under the 2014 Multi-Draw Term Facility by $90 million, from $275 million to $365 million. The table below presents the details of our 2014 Amended Credit Facilities as of March 31, 2016:

(dollars in thousands)
Facility Name	Maturity Date	Stated Rate(1)	Unused Commitment Fee	Outstanding Balance	Total Availability	Remaining Availability
2014 Revolving Credit Facility	12/23/2019	LIBOR + 2%	0.25%	$—	$35,000	$35,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2%	0.25%	98,002	365,000	266,998
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Total				$198,002	$500,000	$301,998

(1)
Represents the variable rate basis plus the applicable spread per the 2014 Amended Credit Agreement. The applicable spread on the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility depends on the LTV ratio. The rates are before considerations of patronage refunds, as described blow, which reduces our effective interest rate by approximately 0.90%.

Patronage

As a result of entering into the 2014 Amended Credit Agreement, we have become eligible to receive annual patronage refunds from our lenders. The annual patronage refund is dependent on the weighted average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under patronage loans, as well as the financial performance of the Patronage Banks. In March 2016, we received a patronage refund of $1.2 million on our borrowings under the Patronage Loans that were outstanding during 2015. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the patronage banks' board of directors and then only if its minimum capital standards are met. The patronage banks targeted equity threshold for redemption is based on the percentage of the five-year historical average loan balance.

Debt Covenants

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property; and

•	requires us to must maintain a FCC ratio of not less than 1.05:1.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of March 31, 2016.

Share Repurchase Program

On August 7, 2015, our board of directors approved a stock repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the program at any time. During quarter ended March 31, 2016, we repurchased 242,429 shares of our common stock at an average price of $10.31 per share for a total of approximately $2.5 million. All common stock purchases under the stock repurchase program were made in open-market transactions and were funded with cash on-hand. As of March 31, 2016, we had 38.8 million shares of common stock outstanding and may repurchase up to an additional $21.5 million under the program. The 2014 Amended Credit Facilities allows us to borrow up to $25.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock is a prudent use of capital resources.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months ended March 31, 2016 and 2015 are shown in the following tables:

	Three Months Ended March 31,		Change
	2016	2015	%
Timber sales volume (tons)
Pulpwood	336,246	262,070	28%
Sawtimber (1)	260,605	175,336	49%
	596,851	437,406	36%

Harvest mix
Pulpwood	56%	60%
Sawtimber (1)	44%	40%

Net timber sales price (per ton)(2)
Pulpwood	$14	$13	8%
Sawtimber	$24	$26	(7)%

Timberland sales
Gross sales (in thousands)	$8,666	$6,174
Sales volumes (acres)	4,982	3,400
Sales price (per acre)	$1,739	$1,816
(1)    Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015.

Comparison of the three months ended March 31, 2016 versus the three months ended March 31, 2015

Revenues. Revenues increased to $27.2 million for the three months ended March 31, 2016 from $20.2 million for the three months ended March 31, 2015 due to an increase in timber sales revenue of $4.4 million and an increase in timberland sales revenue of $2.5 million. Gross timber sales revenue increased 34% as a result of a 36% increase in harvest volume, offset by slightly lower pricing. We generated $2.1 million of timber sales revenue from properties acquired within the last 12 months. Properties held longer than 12 months contributed another $2.8 million to the increase in the timber sales revenue, as a result of the successful integration of properties acquired since our public listed offering and higher volume from our legacy timberlands.

Our sawtimber prices were higher during the first quarter of 2015 as we opportunistically took advantage of a strong lumber market. Sawtimber prices in the U.S. South have generally trended down with the lumber market since then. Additionally, many mills built up log inventories towards the end of 2015 in anticipation of supply shortages due to wet weather. We expect our sawtimber prices to remain flat for the remainder of 2016. As the housing market gradually improves, we expect it to create increased demand for lumber which leads to sawtimber price recovery.

Details of timber sales by product for the three months ended March 31, 2015 and 2016 are shown in the following table:

	Three Months Ended March 31, 2015	Changes attributable to:		Three Months Ended March 31, 2016
(in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$6,811	$4	$1,717	$8,532
Sawtimber (2)	6,283	(535)	3,221	8,969
	$13,094	$(531)	$4,938	$17,501

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Timberland sales revenue increased to $8.7 million for the three months ended March 31, 2016 from $6.2 million for the three months ended March 31, 2015 due to selling more acres in 2016. Our average sales price per acre sold decreased in the current year as we retained the harvest rights to approximately 100,000 tons of merchantable timber on the acreage sold, which has a book value of $2.4 million.

Operating expenses. Contract logging and hauling costs increased to $6.4 million for the three months ended March 31, 2016 from $5.1 million for the three months ended March 31, 2015 as a result of an approximately 24% increase in delivered sales volume. Delivered sales as a percentage of our total harvest volume decreased from approximately 65% for the three months ended March 31, 2015 to approximately 60% for the three months ended March 31, 2016, predominantly due to the incremental stumpage sales volume from properties acquired in the past 12 months.

Depletion expense increased to $7.8 million for the three months ended March 31, 2016 from $6.2 million for the three months ended March 31, 2015 due to a 36% increase in harvest volume, slightly offset by lower blended depletion rates. Our blended depletion rates were lower in the current year due to a decrease in harvest from new properties, which deplete at higher rates than our long-term fee timber.

Costs of timberland sales increased to $7.7 million for the three months ended March 31, 2016 from $5.0 million for the three months ended March 31, 2015 due to selling more acres. Other operating expenses increased to $1.0 million for the three months ended March 31, 2016 from $0.9 million for the three months ended March 31, 2015, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $1.4 million for the three months ended March 31, 2016 from $1.1 million for the three months ended March 31, 2015, due to higher cash and non-cash compensation costs for our forest management staff and higher forestry management fees.

General and administrative expenses increased to $2.0 million for the three months ended March 31, 2016 from $1.7 million for the three months ended March 31, 2015, due to higher cash and non-cash compensation costs. Compensation costs increased by $0.2 million, due to a $0.1 million increase in equity compensation expense as a result of new restricted stock issuances under the LTIP (See Note 7 – Share Repurchase Plan and Stock-based Compensation in the accompanying consolidated financial statements) and a $0.1 million increase in salary and benefits as a result of an increase in the number of full-time employees due to the growth of our business.

Interest expense. Interest expense increased to $1.3 million for the three months ended March 31, 2016 from $0.8 million for the three months ended March 31, 2015 primarily due to a higher average debt balance through the period and higher interest rates under our variable-rate debt, offset by an increase in accrued patronage refunds of $0.1 million.

Net loss. Our net loss decreased to $0.6 million for the three months ended March 31, 2016 from $0.8 million for the three months ended March 31, 2015 as a result of a $0.7 million increase in operating income offset by a $0.5 million increase in our interest expense. We generated operating income of $0.7 million for the three months ended March 31, 2016 as opposed to incurring an operating loss of $0.01 million for the three months ended March 31, 2015, primarily due to a $3.1 million increase in net timber sales revenue, offset by a $0.2 million decrease in timberland sales revenue net of costs of timberland sales, a $1.6 million increase in depletion expense, a $0.2 million increase in forest management fees and a $0.4 million increase in general and administrative expenses. We sustained a net loss for the three months ended March 31, 2016 primarily as a result of incurring interest expense of $1.3 million. Our net loss per share for the three months ended March 31, 2016 and 2015 was $0.02 and $0.02, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance and our ability to satisfy lender requirements. EBITDA is a non-GAAP measure of operating performance. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their non-cash nature, and we refer to this measure as Adjusted EBITDA. As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be viewed as an alternative to net income or cash from operations as measurements of our operating performance. Due to the significant amount of timber assets subject to depletion and the significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial condition and performance. The 2014 Amended Credit Agreement contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments.

For the three months ended March 31, 2016, Adjusted EBITDA was $16.1 million, a $5.1 million increase from the three months ended March 31, 2015, primarily due to a $3.1 million increase in net timber sales, a $2.6 million increase in net cash received from timberland sales, offset by a $0.3 million increase in cash general and administrative expenses and a $0.2 million increase in cash forestry management expenses

Our reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net loss	$(587)	$(817)
Add:
Depletion	7,784	6,202
Basis of timberland sold	7,327	4,567
Amortization (1)	217	180
Stock-based compensation expense	276	178
Interest expense (1)	1,079	652
Adjusted EBITDA	$16,096	$10,962

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

Inflation

In connection with the acquisition of the Mahrt Timberland, we entered into the Mahrt Timber Agreements with WestRock. The Mahrt Timber Agreements provide that we will sell to WestRock specified amounts of timber subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation; however, we have not noticed a significant impact from inflation on our revenues, net sales, or income from continuing operations.

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
Depletion
We recognize depletion expense as timber is harvested. Depletion rates are calculated at least annually using the straight-line method by dividing (a) the remaining merchantable inventory book value by (b) the current standing timber inventory volume.

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

Other Regulatory Matters

In February 2013, we received a formal subpoena for documents and information from the SEC in connection with the SEC's non-public, formal, fact finding investigation regarding WIS, an affiliate of our former advisor and former sponsor and the former dealer-manager of our two completed non-listed public offerings, and us. The investigation related to whether there were violations of certain provisions of the federal securities laws regarding valuation, potential distributions, marketing, and suitability. We fully cooperated with the SEC and completed our production of documents and information in response to the subpoena in April 2014. In March 2016, the SEC concluded its investigation, and we were not accused of any wrongdoing by the SEC.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 –Commitments and Contingencies to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Mahrt Timber Agreements;

•	Timberland Operating Agreement;

•	Obligations under Operating Leases; and

•	Litigation.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Subsequent Event

Dividend declaration

On May 5, 2016, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its Class A common stockholders of record on May 27, 2016, payable on June 16, 2016.

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

As of March 31, 2016, we had $198.0 million outstanding on the 2014 Amended Credit Facilities, of which $100.0 million under the 2014 Term Loan Facility matures on December 23, 2024 and $98.0 million under the 2014 Multi-Draw Term Facility matures on December 23, 2021. The loans bear interest at a LIBOR Rate plus a margin ranging from 1.75% to 2.75% based upon the then-current LTV ratio (see Note 4 – Note Payable and Line of Credit of the accompanying consolidated financial statements for the applicable margin as of March 31, 2016).

Under the 2014 Rabobank Swap, we pay interest at a fixed rate of 2.395% per annum and receive variable LIBOR-based interest payments from Rabobank between December 23, 2014 and December 23, 2024. As of March 31, 2016, the weighted-average interest rate of the 2014 Amended Credit Facilities, after consideration of the 2014 Rabobank Swap, was 2.65%.

Approximately $35.0 million of our total debt outstanding as of March 31, 2016 is subject to an effectively fixed-interest rate when coupled with 2014 Rabobank Swap. As of March 31, 2016, this balance incurred interest expense at an average rate of 4.145%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of March 31, 2016, after consideration of the 2014 Rabobank Swap, approximately $163.0 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 2.33% as of March 31, 2016. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.6 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of CatchMark Timber Trust's common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	56,038	$10.34	50,202	$23.5	million
February 1 - February 29	170,454	$10.27	163,032	$21.8	million
March 1 - March 31	29,195	$10.63	29,195	$21.5	million
Total	255,687		242,429

(1)
On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares. All repurchases of outstanding common shares to date have been made in open-market transactions.

(2)	Includes shares withheld to satisfy minimum tax withholding requirements on granted and vested shares to employees and directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2016, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	May 5, 2016	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO FIRST QUARTER 2016 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

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