Form 10-Q
period 2016-06-30
CatchMark Timber Trust, Inc.
filed 2016-08-08
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s classes of common stock, as of July 29, 2016:

Class A Common Stock 38,830,932 shares

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

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AgFirst	Agfirst Farm Credit Bank
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCC	Fixed Charge Coverage
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles
HBU	Higher and Better Use
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
RSU	Restricted Stock Unit
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)

PART I.	FINANCIAL INFORMATION

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. CatchMark Timber Trust’s results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share data)

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$15,620	$8,025
Accounts receivable	2,697	2,562
Prepaid expenses and other assets	3,628	3,277
Deferred financing costs, net	362	354
Timber assets (Note 3):
Timber and timberlands, net	678,328	584,854
Intangible lease assets, less accumulated amortization of $936 and $934 as of June 30, 2016 and December 31, 2015, respectively	21	23
Total assets	$700,656	$599,095

Liabilities:
Accounts payable and accrued expenses	$4,359	$3,307
Other liabilities	7,361	3,703
Note payable and line of credit, less net deferred financing costs (Note 4)	295,443	181,047
Total liabilities	307,163	188,057

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 shares authorized; 38,831 and 38,975 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	388	390
Additional paid-in capital	605,287	607,409
Accumulated deficit and distributions	(208,572)	(195,341)
Accumulated other comprehensive loss	(3,610)	(1,420)
Total stockholders’ equity	393,493	411,038
Total liabilities and stockholders’ equity	$700,656	$599,095
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Timber sales	$14,184	$12,672	$31,685	$25,766
Timberland sales	843	591	9,509	6,765
Other revenues	939	911	1,953	1,887
	15,966	14,174	43,147	34,418
Expenses:
Contract logging and hauling costs	5,694	4,824	12,117	9,944
Depletion	5,980	6,396	13,764	12,598
Cost of timberland sales	692	401	8,391	5,407
Forestry management expenses	1,372	1,061	2,724	2,182
General and administrative expenses	2,331	1,864	4,378	3,532
Land rent expense	121	172	292	375
Other operating expenses	1,021	935	2,056	1,873
	17,211	15,653	43,722	35,911
Operating loss	(1,245)	(1,479)	(575)	(1,493)

Other income (expense):
Interest income	12	2	23	2
Interest expense	(1,412)	(853)	(2,680)	(1,656)
	(1,400)	(851)	(2,657)	(1,654)
Net loss available to common stockholders	$(2,645)	$(2,330)	$(3,232)	$(3,147)

Weighted-average common shares outstanding - basic and diluted	38,802	39,551	38,840	39,490

Net loss per-share available to common stockholders - basic and diluted	$(0.07)	$(0.06)	$(0.08)	$(0.08)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,645)	$(2,330)	$(3,232)	$(3,147)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(869)	1,201	(2,190)	307
Comprehensive loss	$(3,514)	$(1,129)	$(5,422)	$(2,840)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	38,975	$390	—	$—	$607,409	$(195,341)	$(1,420)	$411,038
Common stock issued pursuant to:
Long-term incentive plan, net of forfeitures and amounts withheld for income taxes	130	1			715			716
Dividends to common stockholders ($0.26 per share)						(9,999)		(9,999)
Repurchases of common shares	(274)	(3)			(2,837)			(2,840)
Net loss						(3,232)		(3,232)
Other comprehensive loss							(2,190)	(2,190)
Balance, June 30, 2016	38,831	$388	—	$—	$605,287	$(208,572)	$(3,610)	$393,493

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	36,193	$362	3,164	$32	$612,518	$(167,364)	$(856)	$444,692
Common stock issued pursuant to:
Long-term incentive plan, net of amounts withheld for income taxes	195	2			408			410
Conversion to Class A Shares	3,164	32	(3,164)	(32)				—
Dividends to common stockholders ($0.25 per share)						(9,839)		(9,839)
Net loss						(3,147)		(3,147)
Other comprehensive income							307	307
Balance, June 30, 2015	39,552	$396	—	$—	$612,926	$(180,350)	$(549)	$432,423

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(3,232)	$(3,147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	13,764	12,598
Other amortization	62	58
Stock-based compensation expense	915	411
Noncash interest expense	447	332
Basis of timberland sold	7,928	4,894
Changes in assets and liabilities:
Accounts receivable	(135)	(1,363)
Prepaid expenses and other assets	(182)	117
Accounts payable and accrued expenses	1,108	595
Other liabilities	1,429	1,131
Net cash provided by operating activities	22,104	15,626

Cash Flows from Investing Activities:
Timberland acquisitions	(113,974)	(27,651)
Capital expenditures (excluding timberland acquisitions)	(1,430)	(1,056)
Net cash used in investing activities	(115,404)	(28,707)

Cash Flows from Financing Activities:
Proceeds from note payable	116,000	20,500
Repayments of note payable	(440)	(498)
Financing costs paid	(1,628)	(249)
Dividends paid to common stockholders	(9,999)	(9,839)
Repurchases of common shares	(3,038)	—
Net cash provided by financing activities	100,895	9,914
Net increase (decrease) in cash and cash equivalents	7,595	(3,167)
Cash and cash equivalents, beginning of period	8,025	17,365
Cash and cash equivalents, end of period	$15,620	$14,198

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 (unaudited)

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

3.	Timber Assets

As of June 30, 2016 and December 31, 2015, timber and timberlands consisted of the following, respectively:

	As of June 30, 2016
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$307,953	$13,764	$294,189
Timberlands	383,791	—	383,791
Mainline roads	796	448	348
Timber and timberlands	$692,540	$14,212	$678,328

	As of December 31, 2015
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$281,198	$27,091	$254,107
Timberlands	330,446	—	330,446
Mainline roads	707	406	301
Timber and timberlands	$612,351	$27,497	$584,854

Timberland Acquisitions

During the six months ended June 30, 2016 and 2015, CatchMark Timber Trust acquired fee-simple interests in approximately 60,400 and 17,400 acres of timberland for $112.9 million and $27.3 million, respectively, exclusive of closing costs. A detailed breakout of acreage acquired by state is listed below:

	Six Months Ended June 30,
Acres Acquired In:	2016	2015
Georgia	5,200	9,700
South Carolina	55,200	—
Texas	—	7,700
Total	60,400	17,400

All timberland acquisitions were accounted for as asset purchases.

Timberland Sales

During the six months ended June 30, 2016 and 2015, CatchMark Timber Trust sold approximately 5,500 and 3,700 acres of timberland for $9.5 million and $6.8 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $7.9 million and $4.9 million, respectively. A detailed breakout of land sale acreage by state is listed below:

	Six Months Ended June 30,
Acres Sold In:	2016	2015
Alabama	500	2,000
Georgia	4,400	1,700
Florida	600	—
Total	5,500	3,700

Current Timberland Portfolio

As of June 30, 2016, CatchMark Timber Trust owned interests in approximately 479,900 acres of timberlands in the U.S. South, of which 456,100 acres were held in fee-simple interests and 23,800 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

Acres by state as of June 30, 2016	Fee	Lease	Total
Alabama	72,300	5,600	77,900
Florida	2,000	—	2,000
Georgia	255,300	18,200	273,500
Louisiana	21,300	—	21,300
North Carolina	1,600	—	1,600
South Carolina	67,700	—	67,700
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	456,100	23,800	479,900

4.	Note Payable and Line of Credit

2014 Amended Credit Agreement

CatchMark Timber Trust is party to an amended and restated credit agreement with CoBank, AgFirst, Rabobank, and certain other financial institutions (the "2014 Amended Credit Agreement"), which provides for borrowings consisting of:

•	a $35.0 million revolving credit facility (the “2014 Revolving Credit Facility”);

•	a $365.0 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”); and

•	a $100.0 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by another $110.0 million.

As of June 30, 2016 and December 31, 2015, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

				Outstanding Balance as of
(dollars in thousands)	Maturity Date	Stated Rate (2)	Current Interest Rate (3)	June 30, 2016	December 31, 2015
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	2.20%	100,000	100,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	2.70%	$200,562	$85,002
Total principal balance				$300,562	$185,002
Less: net unamortized deferred financing costs (1)				(5,119)	(3,955)
Total				$295,443	$181,047

(1)	Represents costs incurred for borrowings under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility only.

(2)	The applicable LIBOR margin on the 2014 Multi-Draw Term Facility ranges between 1.75% and 2.75%, depending on the LTV ratio.

(3)
Represents the weighted average interest rate as of June 30, 2016. The weighted average interest rate excludes the impact of the interest rate swap agreement (see Note 5 – Interest Rate Swap Agreement), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

As of June 30, 2016, $199.4 million remained available under the 2014 Amended Credit Facilities, $164.4 million from the 2014 Multi-Draw Term Facility and $35.0 million from the 2014 Revolving Credit Facility.

Patronage

As a result of entering into the 2014 Amended Credit Agreement, CatchMark Timber Trust became eligible to receive annual patronage refunds from its lenders (the "Patronage Banks"), a profit-sharing program made available to borrowers of the Farm Credit System lenders. CatchMark Timber Trust has received a patronage refund on its eligible patronage loans for 2014 and 2015 and accrues for the expected refunds for 2016 by multiplying the weighted average eligible outstanding balance by 0.90%. For the three months ended June 30, 2016 and 2015, CatchMark Timber Trust recorded $0.5 million and $0.3 million in expected patronage refunds. For the six months ended June 30, 2016 and 2015, CatchMark Timber Trust recorded $0.9 million and $0.6 million in expected patronage refunds.

Debt Covenants

The 2014 Amended Credit Agreement permits CatchMark Timber Trust to declare and pay dividends, distributions, and other payments to its stockholders as required to maintain its REIT qualification so long as certain events of default have not occurred and would not result therefrom. Additionally, the 2014 Amended Credit Agreement subjects CatchMark Timber Trust to mandatory prepayment from proceeds generated from dispositions of timberlands. However, provided that no event of default has occurred and the LTV ratio does not exceed 40%, CatchMark Timber Trust is not required to repay the loans until (1) the aggregate net real property disposition proceeds received during any fiscal year exceeds 2% of the bank value of the timberlands and (2) lease termination proceeds of greater than 0.5% and 1.5% of the bank value of the timberlands in a single termination or in aggregate over the term of the facility, respectively.

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires a fixed coverage charge ratio of not less than 1.05:1.00; and

•	maintains a minimum liquidity balance of no less than $20.0 million at any time.

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of June 30, 2016.

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

During the three months ended June 30, 2016 and 2015, CatchMark Timber Trust made interest payments of $1.4 million and $0.8 million, respectively, on its borrowings. Included in the interest payments for the six months ended June 30, 2016 and 2015 were unused commitment fees of $0.2 million and $0.1 million, respectively.

During the six months ended June 30, 2016 and 2015, CatchMark Timber Trust made interest payments of $2.6 million and $1.4 million, respectively, on its borrowings. Included in the interest payments for the six months ended June 30, 2016 and 2015 were unused commitment fees of $0.3 million and $0.2 million, respectively.

As of June 30, 2016 and December 31, 2015, the weighted-average interest rate on these borrowings, after consideration of an interest rate swap, was 2.76% and 2.65%, respectively. After further consideration of the expected patronage refunds, CatchMark Timber Trust's weighted average interest rate as of June 30, 2016 and December 31, 2015 was 1.86% and 1.75%, respectively.

As of June 30, 2016, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swap Agreement
2014 Rabobank Swap

During the six months ended June 30, 2016, CatchMark Timber Trust used one interest rate swap agreement with
Rabobank with a notional amount of $35.0 million to hedge its exposure to changing interest rates on its variable rate debt (the “2014 Rabobank Swap”). The 2014 Rabobank Swap became effective on December 23, 2014 and matures on December 23, 2024. Under the terms of the 2014 Rabobank Swap, CatchMark Timber Trust pays interest at a fixed rate of 2.395% per annum to Rabobank and receives one-month LIBOR-based interest payments from Rabobank. The 2014 Rabobank Swap qualifies for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swap Agreement

The following table presents information about CatchMark Timber Trust's interest rate swap measured at fair value as of June 30, 2016 and December 31, 2015:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swap contract	Other liabilities	$(3,610)	$(1,420)

During the six months ended June 30, 2016, CatchMark Timber Trust recognized a change in fair value of the 2014 Rabobank Swap of approximately $2.2 million as other comprehensive loss. There was no hedge ineffectiveness on the 2014 Rabobank Swap required to be recognized in current earnings. Net payments of approximately $0.3 million made under the 2014 Rabobank Swap by CatchMark Timber Trust during the six months ended June 30, 2016 were recorded as interest expense.

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

7.    Stock-based Compensation

Long-term Incentive Plan

CatchMark Timber Trust's LTIP allows for the issuance of options, stock appreciation rights, restricted stock, RSUs, and deferred stock units of its common stock to the employees and independent directors. The LTIP provides for issuance of up to 1.3 million shares of CTT common stock through October 25, 2023.

Effective October 1, 2015, under the Amended and Restated Independent Directors' Compensation Plan (a sub-plan of the LTIP), each of the independent directors receives, on the first business day immediately prior to the date on which CatchMark Timber Trust holds its annual stockholders meeting, a number of shares of CatchMark Timber Trust common stock having a value of $50,000 on the grant date. The number of shares granted to each independent director will be determined by dividing $50,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date. The shares are fully-vested and non-forfeitable upon the respective grant date. During the three months ended June 30, 2016, CatchMark Timber Trust issued 20,440 shares to its independent directors.

Restricted Stock Grants

CatchMark Timber Trust has issued service-based and performance-based restricted stock to its employees and independent directors pursuant to its LTIP. Service-based restricted stock grants vest ratably over a multi-year period. Performance-based restricted stock is granted to the executive officers and restricted shares may be earned based on the level of achievement of certain pre-determined performance goals over the performance period. Earned awards are determined by the Compensation Committee after the end of the performance period and vest over a period specific to each performance grant.

During the six months ended June 30, 2016, CatchMark Timber Trust granted 125,123 shares of service-based restricted stock to its employees that vest over a four-year period.

A rollforward of CatchMark Timber Trust's unvested restricted stock award activity for the six months ended June 30, 2016 is as follows:

	Employees		Independent Directors
	Number of Underlying Shares	Weighted Average Grant Date Fair Value	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	278,100	$10.29	20,901	$12.71
Granted	125,123	10.51	—	—
Vested	(34,225)	12.34	(10,556)	12.74
Forfeited	(1,000)	11.57	—	—
Unvested as of June 30, 2016	367,998	$10.17	10,345	$12.67

Restricted Stock Units

On May 5, 2016, CatchMark Timber Trust issued 80,366 RSUs to its executive officers (the "2016 Performance Awards"), with a weighted average grant date per-unit fair value of $14.28. A RSU gives the holder thereof the right, subject to certain restrictions and risk of forfeiture, to receive shares of common stock of CatchMark Timber Trust in the future. The number of RSUs earned is determined based on CatchMark Timber Trust's TSR as compared to a pre-established peer group's TSR and to the Russell 3000 Index over the performance period. 50% of any RSUs awarded vest on the date it is determined by the compensation committee of the board of directors and the remaining 50% vest on the one year anniversary of the determination date.

The fair value of the 2016 Performance Awards was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (May 5, 2016)	$10.57
Weighted average fair value per granted share	$14.28
Assumptions:
Volatility	28.54%
Expected term (years)	3.0
Dividend yield	5.11%
Risk-free interest rate	0.95%

Stock-based Compensation Expense

During the three months ended June 30, 2016 and 2015, CatchMark Timber Trust recognized approximately $0.6 million and $0.2 million, respectively, of stock-based compensation expense. During the six months ended June 30, 2016 and 2015, CatchMark Timber Trust recognized approximately $0.9 million and $0.4 million, respectively, of stock-based compensation expense. As of June 30, 2016, approximately $4.0 million of unrecognized compensation expenses related to non-vested restricted stock and RSU's remained and will be recognized over a weighted-average period of 3.6 years.

8.    Subsequent Event

Dividend declaration

On August 8, 2016, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its Class A common stockholders of record on August 30, 2016, payable on September 16, 2016.

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
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the U.S. South. On June 15, 2016, we completed our largest timberland transaction (the "Carolinas Midlands III transaction") since our listing on the NYSE, acquiring approximately 51,700 acres in South Carolina for $101.4 million, inclusive of closing costs. The Carolinas Midlands III transaction adds approximately 2.0 million tons to our merchantable inventory, comprised of 70% pine plantations by acreage and 49% sawtimber by tons. Additionally, the Carolinas Midlands III transaction is expected to add between 250,000 to 300,000 tons (4.8 to 5.8 tons per acre) to our annual harvest over the next decade. The Carolinas Midlands III transaction was funded with our 2014 Multi-Draw Term Facility.

In connection with the Carolinas Midlands III transaction, we assumed a pulpwood supply agreement (the "Carolinas Midlands III Supply Agreement") which requires us to harvest and sell agreed-upon pulpwood volumes to a third-party mill which they are required to purchase at defined market prices. From now through its expiration on November 3, 2026, the Carolinas Midlands III Supply Agreement is expected to add between 50,000 to 100,000 tons to our annual harvest. We also assumed 96 recreational leases which cover approximately 51,600 acres and will provide approximately $0.5 million in revenue annually.

During the six months ended June 30, 2016, we acquired a total of approximately 60,400 acres of timberland (the "2016 Timberland Acquisitions") within the markets of Coastal Georgia and the Carolinas, for a total of $114.0 million, inclusive of closing costs. In total, the 2016 Timberland Acquisitions added 2.4 million of merchantable inventory, comprised of 68% pine plantations by acreage and 47% sawtimber by tons.

As of June 30, 2016, we owned interests in approximately 479,900 acres of timberland within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper and wood products manufacturing facilities, consisting of 74% pine stands and 26% hardwood stands. We believe that our timberlands are high-quality industrial forestlands that have been intensively managed for sustainable commercial timber production.

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

A substantial portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For the six months ended June 30, 2016 and 2015, approximately 15% and 22%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. See Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

As of June 30, 2016, our timber inventory consisted of an estimated 18.0 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory(1):	Fee	Lease	Total
Pulpwood	8.8	0.4	9.2
Sawtimber (2)	8.4	0.4	8.8
Total:	17.2	0.8	18.0

(1)
Merchantable timber inventory does not include current year growth, which should approximate current year harvest volumes (see Results of Operations below for information on current year harvest volume).

(2)	Includes chip-n-saw and sawtimber.

The focus of our business is to invest in timberlands and to actively manage our assets to provide current income and attractive long-term returns to our stockholders. Our immediate emphasis is to grow through accretive acquisitions. We continue to build our pipeline of potential acquisitions focused in the U.S. South, where we see the best value opportunities, and we expect that the increase in our available credit capacity (see discussions within Liquidity and Capital Resources below) should facilitate closing on additional attractive transactions expeditiously. Our most significant risks and challenges include our ability to access a sufficient amount of capital that will allow us to further grow and diversify our portfolio of timber assets.

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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2016 was $22.1 million, a $6.5 million increase from the six months ended June 30, 2015, primarily driven by an increase of $3.7 million in net timber sales and a $2.8 million increase in net cash received from timberland sales.

Net cash used in investing activities for the six months ended June 30, 2016 was $115.4 million, a $86.7 million increase from the six months ended June 30, 2015. We acquired 60,400 acres of timberland during the six months ended June 30, 2016 as compared to 17,400 acres during the six months ended June 30, 2015.

Net cash provided by financing activities for the six months ended June 30, 2016 was $100.9 million, an increase of $91.0 million from the six months ended June 30, 2015, primarily as a result of a $95.6 million increase in net borrowings due to our 2016 Timberland Acquisitions, an increase of $1.4 million in financing costs paid and using $3.0 million for share repurchases (see Share Repurchase Program below).

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of June 30, 2016, we had a cash balance of $15.6 million and had access to $199.4 million of additional borrowing availability under the 2014 Amended Credit Facilities (see 2014 Amended Credit Agreement below).

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

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of June 30, 2016, our debt-to-net-assets ratio as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately

55%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Share Repurchase Program

On August 7, 2015, our board of directors approved a stock repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the program at any time. During quarter ended June 30, 2016, we repurchased 31,112 shares of our common stock at an average price of $10.65 per share for a total of approximately $0.3 million. All common stock purchases under the stock repurchase program were made in open-market transactions and were funded with cash on-hand. As of June 30, 2016, we had 38.8 million shares of common stock outstanding and may repurchase up to an additional $21.2 million under the program. The 2014 Amended Credit Facilities allows us to borrow up to $25.0 million under the 2014 Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock is a prudent use of capital resources.

Contractual Obligations and Commitments

As of June 30, 2016, our contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Debt obligations (1)	$300,562	$—	$—	$—	$300,562
Estimated interest on debt obligations (1) (2)	54,053	4,146	16,584	16,584	16,739
Operating lease obligations (3)	3,667	468	1,227	1,017	955
Other liabilities (4)	515	8	200	169	138
Total	$358,797	$4,622	$18,011	$17,770	$318,394

(1)
Represents respective obligations under the 2014 Amended Credit Facilities as of June 30, 2016, $100.0 million of which was outstanding under the 2014 Term Loan Facility and $200.6 million of which was outstanding under the 2014 Multi-Draw Term Facility (see 2014 Amended Credit Agreement below).

(2)	Amounts include the impact of an interest rate swap. See Note 5 – Interest Rate Swap Agreement of our accompanying consolidated financial statements for additional information.

(3)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

2014 Amended Credit Agreement

The 2014 Amended Credit Agreement provides for borrowing under credit facilities consisting of:

•	a $35 million revolving credit facility (the “2014 Revolving Credit Facility”);

•	a $365 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”); and

•	a $100 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by another $110 million. The table below presents the details of our 2014 Amended Credit Facilities as of June 30, 2016:

(dollars in thousands)
Facility Name	Maturity Date	Stated Rate(1)	Unused Commitment Fee	Outstanding Balance	Total Availability	Remaining Availability
2014 Revolving Credit Facility	12/23/2019	LIBOR + 2.25%	0.30%	$—	$35,000	$35,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	0.30%	200,562	365,000	164,438
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Total				$300,562	$500,000	$199,438

(1)	The applicable LIBOR margin on the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility ranges from 1.75% to 2.75%, depending on the LTV ratio.

Patronage

As a result of entering into the 2014 Amended Credit Agreement, we have become eligible to receive annual patronage refunds from our lenders. The annual patronage refund is dependent on the weighted average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the Patronage Banks. In March 2016, we received a patronage refund of $1.2 million on our borrowings under the eligible patronage loans that were outstanding during 2015. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' board of directors and then only if its minimum capital standards are met. The Patronage Banks targeted equity threshold for redemption is based on the percentage of the five-year historical average loan balance.

Debt Covenants

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires us to maintain a FCC ratio of not less than 1.05:1; and

•	maintains a minimum liquidity balance of no less than $20.0 million at any time.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of June 30, 2016.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months and six months ended June 30, 2016 and 2015 are shown in the following tables:

	Three Months Ended June 30,		Change
	2016	2015	%
Timber sales volume (tons)
Pulpwood	296,553	291,995	2%
Sawtimber (1)	183,705	156,575	17%
	480,258	448,570	7%

Harvest mix
Pulpwood	62%	65%
Sawtimber (1)	38%	35%

Net timber sales price (per ton)(2)
Pulpwood	$14	$13	10%
Sawtimber (1)	$24	$26	(10)%

Timberland sales
Gross sales (000's)	$843	$591
Sales volumes (acres)	500	258
Sales price (per acre)	$1,687	$2,291

	Six Months Ended June 30,		Change
	2016	2015	%
Timber sales volume (tons)
Pulpwood	632,799	554,067	14%
Sawtimber (1)	444,310	331,910	34%
	1,077,109	885,977	22%

Harvest mix
Pulpwood	59%	63%
Sawtimber (1)	41%	37%

Net timber sales price (per ton)(2)
Pulpwood	$14	$13	9%
Sawtimber (1)	$24	$26	(8)%

Timberland sales
Gross sales (000's)	$9,509	$6,765
Sales volumes (acres)	5,482	3,658
Sales price (per acre)	$1,735	$1,849
(1)    Includes sales of chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2016 and 2015.

As expected, our net stumpage pricing has stayed flat from the first quarter of 2016. As compared to the three months and six months ended June 30, 2015, our pulpwood pricing improved while sawtimber pricing was lower. We opportunistically took advantage of a strong lumber market in the first half of 2015 and realized higher sawtimber prices during that period. The lower sawtimber pricing we experienced during the three months and six months ended June 30, 2016 were in line with the South-wide market as reported by Timber Mart-South, coupled with a higher chip-n-saw in our sawtimber harvest mix, offset by better pricing realized from new properties.

The higher pulpwood pricing during the three months and six months ended June 30, 2016 as compared to the three months and six months ended June 30, 2015 was due to increases in demand as a result of significant wet weather experienced in the U.S. South. Furthermore, we experienced positive pulpwood pricing as a result of our expansion into the South Carolina market, which experienced some of the highest pulpwood prices in the U.S. South.

We believe that our sawtimber and pulpwood pricing will remain flat throughout the rest of 2016.

Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015

Revenues. Revenues increased to $16.0 million for the three months ended June 30, 2016 from $14.2 million for the three months ended June 30, 2015 due to an increase in timber sales revenue of $1.5 million and an increase in timberland sales revenue of $0.3 million. Gross timber sales revenue increased 12% as a result of a 7% increase in harvest volume and increases in pulpwood pricing. During the three months ended June 30, 2016, we generated $0.6 million of timber sales revenue from properties acquired within the last 12 months. Properties held longer than 12 months contributed $0.9 million to the increase in the timber sales revenue, of which $0.5 million was due to volume increases and $0.4 million was due to increases in prices.

Details of timber sales by product for the three months ended June 30, 2015 and 2016 are shown in the following table:

	Three Months Ended June 30, 2015	Changes attributable to:		Three Months Ended June 30, 2016
(in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$6,933	$718	$198	$7,849
Sawtimber (2)	5,739	(291)	887	6,335
	$12,672	$427	$1,085	$14,184

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Timberland sales revenue increased to $0.8 million for the three months ended June 30, 2016 from $0.6 million for the three months ended June 30, 2015 due to selling more acres in 2016.

Operating expenses. Contract logging and hauling costs increased to $5.7 million for the three months ended June 30, 2016 from $4.8 million for the three months ended June 30, 2015 as a result of an approximately 19% increase in delivered sales volume. Delivered sales as a percentage of our total harvest volume increased to approximately 66% for the three months ended June 30, 2016 from approximately 59% for the three months ended June 30, 2015. The delivered sales volume increases were predominantly driven by the implementation of delivered wood sales on properties acquired since our listed public offering.

Depletion expense decreased to $6.0 million for the three months ended June 30, 2016 from $6.4 million for the three months ended June 30, 2015 as a result of lower blended depletion rates, slightly offset by a 7% increase in harvest volume. Our blended depletion rates were lower in the current year due to a decrease in harvest from new properties, which deplete at higher rates than our long-term fee timber.

Costs of timberland sales increased to $0.7 million for the three months ended June 30, 2016 from $0.4 million for the three months ended June 30, 2015 due to selling more acres. Other operating expenses increased to $1.0 million for the three months ended June 30, 2016 from $0.9 million for the three months ended June 30, 2015, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $1.4 million for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015, due to higher cash and non-cash compensation costs for our forest management staff and higher forestry management fees as a result of the growth of our timberland portfolio.

General and administrative expenses increased to $2.3 million for the three months ended June 30, 2016 from $1.9 million for the three months ended June 30, 2015, primarily due to a $0.4 million increase in stock-based compensation expense, of which $0.1 million was the result of new restricted stock issuances to employees and $0.3 million was due to issuing fully-vested stock in accordance with the amended and restated director compensation plan (See Note 7 – Stock-based Compensation in the accompanying consolidated financial statements).

Interest expense. Interest expense increased to $1.4 million for the three months ended June 30, 2016 from $0.9 million for the three months ended June 30, 2015 primarily due to a higher average debt balance through the period and higher interest rates under our variable-rate debt, offset by an increase in accrued patronage refunds of $0.2 million.

Net loss. Our net loss increased to $2.6 million for the three months ended June 30, 2016 from $2.3 million for the three months ended June 30, 2015 as a result of a $0.6 million increase in our interest expense offset by a $0.2 million decrease in operating loss. Our net loss per share for the three months ended June 30, 2016 and 2015 was $0.07 and $0.06, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2015

Revenues. Revenues increased to $43.1 million for the six months ended June 30, 2016 from $34.4 million for the six months ended June 30, 2015 due to an increase in timber sales revenue of $5.9 million and an increase in timberland sales revenue of $2.7 million. Gross timber sales revenue increased 23% as a result of a 22% increase in harvest volume, offset by slightly lower pricing. We generated $2.7 million of timber sales revenue from properties acquired within the last 12 months. Properties held longer than 12 months contributed another $3.3 million to the increase in the timber sales revenue, as a result of the successful integration of properties acquired since our public listed offering and higher volume from our legacy timberlands.

Details of timber sales by product for the six months ended June 30, 2015 and 2016 are shown in the following table:

	Six Months Ended June 30, 2015	Changes attributable to:		Six Months Ended June 30, 2016
(in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$13,744	$739	$1,898	$16,381
Sawtimber (2)	12,022	(827)	4,109	15,304
	$25,766	$(88)	$6,007	$31,685

(1)	Timber sales are presented on a gross basis.

(2)	Includes sales of chip-n-saw and sawtimber.

Timberland sales revenue increased to $9.5 million for the six months ended June 30, 2016 from $6.8 million for the six months ended June 30, 2015 due to selling more acres in 2016. Our average sales price per acre sold decreased in the current year as we retained the harvest rights to approximately 100,000 tons of merchantable timber on the acreage sold, which has a book value of $2.4 million.

Operating expenses. Contract logging and hauling costs increased to $12.1 million for the six months ended June 30, 2016 from $9.9 million for the six months ended June 30, 2015 as a result of an approximately 22% increase in delivered sales volume. Delivered sales as a percentage of our total harvest was approximately 62% for both the six months ended June 30, 2016 and the six months ended June 30, 2015. The delivered sales volume increase was predominantly driven by the implementation of delivered wood sales on properties acquired since our listed public offering.

Depletion expense increased to $13.8 million for the six months ended June 30, 2016 from $12.6 million for the six months ended June 30, 2015 due to a 22% increase in harvest volume, slightly offset by lower blended depletion rates. Our blended depletion rates were lower in the current year due to a decrease in harvest from recently acquired properties, which deplete at higher rates than our long-term fee timber.

Costs of timberland sales increased to $8.4 million for the six months ended June 30, 2016 from $5.4 million for the six months ended June 30, 2015 due to selling more acres. Other operating expenses increased to $2.1 million for the six months ended June 30, 2016 from $1.9 million for the six months ended June 30, 2015, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $2.7 million for the six months ended June 30, 2016 from $2.2 million for the six months ended June 30, 2015, due to higher cash and non-cash compensation costs for our forest management staff and higher forestry management fees as a result of the growth of our timberland portfolio.

General and administrative expenses increased to $4.4 million for the six months ended June 30, 2016 from $3.5 million for the six months ended June 30, 2015, primarily due to higher compensation costs. Employee compensation costs increased by $0.4 million, due to a $0.2 million increase in stock-based compensation expense and a $0.2 million increase in salary and benefits as a result of an increase in employee head count as our business grows. Independent directors' compensation cost increased by $0.3 million as a result of issuing fully-vested stock in 2016 pursuant to a change to the amended and restated director compensation plan (See Note 7 – Stock-based Compensation in the accompanying consolidated financial statements).

Interest expense. Interest expense increased to $2.7 million for the six months ended June 30, 2016 from $1.7 million for the six months ended June 30, 2015 primarily due to a higher average debt balance through the period and higher interest rates under our variable-rate debt, offset by an increase in accrued patronage refunds of $0.3 million.

Net loss. Our net loss increased to $3.2 million for the six months ended June 30, 2016 from $3.1 million for the six months ended June 30, 2015 as a result of a $1.0 million increase in our interest expense offset by a $0.9 million decrease in operating loss. Our net loss per share for the six months ended June 30, 2016 and 2015 was $0.08 and $0.08, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended June 30, 2016, Adjusted EBITDA was $6.0 million, a $0.5 million increase from the three months ended June 30, 2015, primarily due to a $0.6 million increase in net timber sales.

For the six months ended June 30, 2016, Adjusted EBITDA was $22.1 million, a $5.6 million increase from the six months ended June 30, 2015, primarily due to a $3.7 million increase in net timber sales, a $2.8 million increase in net cash received from timberland sales, offset by a $0.4 million increase in cash general and administrative expenses and a $0.4 million increase in cash forestry management expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2016 and 2015 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(2,645)	$(2,330)	$(3,232)	$(3,147)
Add:
Depletion	5,980	6,396	13,764	12,598
Basis of timberland sold	601	327	7,928	4,894
Amortization (1)	293	210	510	390
Stock-based compensation expense	639	233	915	411
Interest expense (1)	1,154	671	2,233	1,323
Adjusted EBITDA	$6,022	$5,507	$22,118	$16,469

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

Subsequent Event

Dividend declaration

On August 8, 2016, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its Class A common stockholders of record on August 30, 2016, payable on September 16, 2016.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into our credit agreement, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swap agreements from time to time, and may enter into other interest rate swaps, caps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of June 30, 2016, we had $300.6 million outstanding under the 2014 Amended Credit Facilities, of which $100.0 million matures on December 23, 2024 and $200.6 million matures on December 23, 2021. The loans bear interest at a LIBOR Rate plus a margin ranging from 1.75% to 2.75% based upon the then-current LTV ratio (see Note 4 – Note Payable and Line of Credit of the accompanying consolidated financial statements for the applicable margin as of June 30, 2016).

Under the 2014 Rabobank Swap, we pay interest at a fixed rate of 2.395% per annum and receive variable LIBOR-based interest payments from Rabobank between December 23, 2014 and December 23, 2024. As of June 30, 2016, the weighted-average interest rate of the 2014 Amended Credit Facilities, after consideration of the 2014 Rabobank Swap, was 2.76%.

Approximately $35.0 million of our total debt outstanding as of June 30, 2016 is subject to an effectively fixed-interest rate when coupled with 2014 Rabobank Swap. As of June 30, 2016, this balance incurred interest expense at an average rate of 4.145%. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

As of June 30, 2016, after consideration of the 2014 Rabobank Swap, approximately $265.6 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 2.58% as of June 30, 2016. A 1.0% change in interest rates would result in a change in interest expense of approximately $2.7 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of CatchMark Timber Trust's common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	6,517	$10.66	6,517	$21.4	million
May 1 - May 31	24,407	$10.65	24,407	$21.2	million
June 1 - June 30	5,011	$12.17	188	$21.2	million
Total	35,935		31,112

(1)
On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares. All repurchases of outstanding common shares to date have been made in open-market transactions.

(2)	Includes shares withheld for tax withholding purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2016, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	August 8, 2016	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO SECOND QUARTER 2016 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-191322) filed on September 23, 2013)

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013)

4.1*	Form of Performance-Based Restricted Stock Unit Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan

10.1.1*	Purchase and Sale Agreement, by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016

10.1.2*
First Amendment to Purchase and Sale Agreement, by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, made effective as of April 27, 2016

10.1.3*
Second Amendment to Purchase and Sale Agreement, by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, entered into and made effective as of June 2, 2016

10.2.1*	Purchase and Sale Agreement, by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016

10.2.2*
First Amendment to Purchase and Sale Agreement, by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, made effective as of April 27, 2016

10.2.3*
Second Amendment to Purchase and Sale Agreement, by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, entered into and made effective as of June 2, 2016

10.3*
Amendment Agreement entered into with respect to the Fourth Amended and Restated Credit Agreement, dated as of December 23, 2015, amount CatchMark Timber Operating Partnership, L.P., as borrower thereunder, the other loan parties thereto from time to time, CoBank, ACB, and the lenders party thereto from time to time**

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
**
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. All material omitted has been filed separately with the SEC in accordance with Rule 24b-2 promulgated under the Exchange Act.