Form 10-Q
period 2016-09-30
CatchMark Timber Trust, Inc.
filed 2016-11-03
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s classes of common stock, as of October 31, 2016:

Class A Common Stock 38,831,579 shares

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

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AgFirst	Agfirst Farm Credit Bank
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles
HBU	Higher and Better Use
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
RSU	Restricted Stock Unit
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)

PART I.	FINANCIAL INFORMATION

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. CatchMark Timber Trust’s results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share data)

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$13,820	$8,025
Accounts receivable	3,798	2,562
Prepaid expenses and other assets	2,875	3,277
Deferred financing costs, net	337	354
Timber assets (Note 3):
Timber and timberlands, net	671,345	584,854
Intangible lease assets, less accumulated amortization of $937 and $934 as of September 30, 2016 and December 31, 2015, respectively	20	23
Total assets	$692,195	$599,095

Liabilities:
Accounts payable and accrued expenses	$4,951	$3,307
Other liabilities	7,339	3,703
Note payable and line of credit, less net deferred financing costs (Note 4)	294,110	181,047
Total liabilities	306,400	188,057

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 shares authorized; 38,832 and 38,975 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	388	390
Additional paid-in capital	605,692	607,409
Accumulated deficit and distributions	(216,660)	(195,341)
Accumulated other comprehensive loss	(3,625)	(1,420)
Total stockholders’ equity	385,795	411,038
Total liabilities and stockholders’ equity	$692,195	$599,095
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Timber sales	$15,988	$12,633	$47,673	$38,399
Timberland sales	1,199	3,555	10,708	10,320
Other revenues	1,123	1,441	3,076	3,328
	18,310	17,629	61,457	52,047
Expenses:
Contract logging and hauling costs	6,485	4,874	18,602	14,818
Depletion	7,072	6,710	20,836	19,308
Cost of timberland sales	734	3,089	9,125	8,496
Forestry management expenses	1,516	1,071	4,240	3,253
General and administrative expenses	2,206	1,684	6,584	5,216
Land rent expense	163	158	455	533
Other operating expenses	1,156	1,112	3,212	2,985
	19,332	18,698	63,054	54,609
Operating loss	(1,022)	(1,069)	(1,597)	(2,562)

Other income (expense):
Interest income	12	1	35	3
Interest expense	(1,887)	(876)	(4,567)	(2,532)
	(1,875)	(875)	(4,532)	(2,529)
Net loss available to common stockholders	$(2,897)	$(1,944)	$(6,129)	$(5,091)

Weighted-average common shares outstanding - basic and diluted	38,831	39,430	38,837	39,470

Net loss per-share available to common stockholders - basic and diluted	$(0.07)	$(0.05)	$(0.16)	$(0.13)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,897)	$(1,944)	$(6,129)	$(5,091)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	(15)	(1,303)	(2,205)	(996)
Comprehensive loss	$(2,912)	$(3,247)	$(8,334)	$(6,087)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	38,975	$390	—	$—	$607,409	$(195,341)	$(1,420)	$411,038
Common stock issued pursuant to:
Long-term incentive plan, net of forfeitures and amounts withheld for income taxes	131	1			1,120			1,121
Dividends to common stockholders ($0.395 per share)						(15,190)		(15,190)
Repurchases of common shares	(274)	(3)			(2,837)			(2,840)
Net loss						(6,129)		(6,129)
Other comprehensive loss							(2,205)	(2,205)
Balance, September 30, 2016	38,832	$388	—	$—	$605,692	$(216,660)	$(3,625)	$385,795

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	36,193	$362	3,164	$32	$612,518	$(167,364)	$(856)	$444,692
Common stock issued pursuant to:
Long-term incentive plan, net of amounts withheld for income taxes	195	2			639			641
Conversion to Class A Shares	3,164	32	(3,164)	(32)				—
Dividends to common stockholders ($0.375 per share)						(14,743)		(14,743)
Repurchases of common shares	(448)	(5)			(4,583)			(4,588)
Net loss						(5,091)		(5,091)
Other comprehensive loss							(996)	(996)
Balance, September 30, 2015	39,104	$391	—	$—	$608,574	$(187,198)	$(1,852)	$419,915

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(6,129)	$(5,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	20,836	19,308
Other amortization	97	88
Stock-based compensation expense	1,320	642
Noncash interest expense	699	490
Basis of timberland sold	8,591	7,753
Changes in assets and liabilities:
Accounts receivable	(1,236)	(1,407)
Prepaid expenses and other assets	61	397
Accounts payable and accrued expenses	1,618	1,015
Other liabilities	1,390	560
Net cash provided by operating activities	27,247	23,755

Cash Flows from Investing Activities:
Timberland acquisitions	(113,288)	(28,541)
Capital expenditures (excluding timberland acquisitions)	(2,307)	(1,626)
Net cash used in investing activities	(115,595)	(30,167)

Cash Flows from Financing Activities:
Proceeds from note payable	116,000	20,500
Repayments of note payable	(1,933)	(498)
Financing costs paid	(1,696)	(252)
Dividends paid to common stockholders	(15,190)	(14,743)
Repurchases of common shares	(3,038)	(4,588)
Net cash provided by financing activities	94,143	419
Net increase (decrease) in cash and cash equivalents	5,795	(5,993)
Cash and cash equivalents, beginning of period	8,025	17,365
Cash and cash equivalents, end of period	$13,820	$11,372

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (unaudited)

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of CatchMark Timber Trust have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year. CatchMark Timber Trust’s consolidated financial statements include the accounts of any entity in which CatchMark Timber Trust or its subsidiaries owns a controlling financial interest and any limited partnership in which CatchMark Timber Trust or its subsidiaries owns a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited financial statements and footnotes included in CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

3.	Timber Assets

As of September 30, 2016 and December 31, 2015, timber and timberlands consisted of the following, respectively:

	As of September 30, 2016
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$307,839	$20,836	$287,003
Timberlands	383,947	—	383,947
Mainline roads	866	471	395
Timber and timberlands	$692,652	$21,307	$671,345

	As of December 31, 2015
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$281,198	$27,091	$254,107
Timberlands	330,446	—	330,446
Mainline roads	707	406	301
Timber and timberlands	$612,351	$27,497	$584,854

Timberland Acquisitions

During the nine months ended September 30, 2016 and 2015, CatchMark Timber Trust acquired fee-simple interests in approximately 60,400 and 17,600 acres of timberland for $112.7 million and $27.9 million, respectively, exclusive of closing costs. A detailed breakout of acreage acquired by state is listed below:

	Nine Months Ended September 30,
Acres Acquired In:	2016	2015
Georgia	5,200	9,700
Louisiana	—	300
South Carolina	55,200	—
Texas	—	7,600
Total	60,400	17,600

All timberland acquisitions were accounted for as asset purchases.

Timberland Sales

During the nine months ended September 30, 2016 and 2015, CatchMark Timber Trust sold approximately 6,300 and 5,600 acres of timberland for $10.7 million and $10.3 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $8.6 million and $7.8 million, respectively. A detailed breakout of land sale acreage by state is listed below:

	Nine Months Ended September 30,
Acres Sold In:	2016	2015
Alabama	500	2,200
Georgia	5,200	2,200
Florida	600	—
Texas	—	1,200
Total	6,300	5,600

Current Timberland Portfolio

As of September 30, 2016, CatchMark Timber Trust owned interests in approximately 479,100 acres of timberlands in the U.S. South, of which 455,300 acres were held in fee-simple interests and 23,800 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

	As of September 30, 2016
Acres Located In:	Fee	Lease	Total
Alabama	72,300	5,600	77,900
Florida	2,000	—	2,000
Georgia	254,500	18,200	272,700
Louisiana	21,300	—	21,300
North Carolina	1,600	—	1,600
South Carolina	67,700	—	67,700
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	455,300	23,800	479,100

4.	Note Payable and Line of Credit

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

The 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by an additional $110.0 million.

As of September 30, 2016 and December 31, 2015, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

				Outstanding Balance as of
(dollars in thousands)	Maturity Date	Stated Rate (2)	Current Interest Rate (3)	September 30, 2016	December 31, 2015
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	2.29%	$100,000	$100,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	2.77%	199,069	85,002
Total principal balance				$299,069	$185,002
Less: net unamortized deferred financing costs (1)				(4,959)	(3,955)
Total				$294,110	$181,047

(1)	Represents costs incurred for borrowings under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility only.

(2)	The applicable LIBOR margin on the 2014 Multi-Draw Term Facility ranges between 1.75% and 2.75%, depending on the LTV ratio.

(3)
Represents the weighted average interest rate as of September 30, 2016. The weighted average interest rate excludes the impact of the interest rate swaps (see Note 5 – Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

As of September 30, 2016, $200.9 million remained available under the 2014 Amended Credit Facilities, $165.9 million from the 2014 Multi-Draw Term Facility and $35.0 million from the 2014 Revolving Credit Facility.

Patronage

As a result of entering into the 2014 Amended Credit Agreement, CatchMark Timber Trust became eligible to receive annual patronage refunds from its lenders (the "Patronage Banks"), a profit-sharing program made available to borrowers of the Farm Credit System lenders. CatchMark Timber Trust has received a patronage refund on its eligible patronage loans for 2014 and 2015 and accrues for the expected refunds for 2016 by multiplying the weighted average eligible outstanding balance by 0.90%. For the three months ended September 30, 2016 and 2015, CatchMark Timber Trust recorded $0.7 million and $0.3 million in expected patronage refunds. For the nine months ended September 30, 2016 and 2015, CatchMark Timber Trust recorded $1.6 million and $0.9 million in expected patronage refunds.

Debt Covenants

The 2014 Amended Credit Agreement permits CatchMark Timber Trust to declare and pay dividends, distributions, and other payments to its stockholders and to its employees, officers and directors so long as there are no events of default and the minimum liquidity balance is not less than $20.0 million. In addition, CatchMark Timber Trust is permitted to declare and pay dividends, distributions, and other payments to its stockholders as required to maintain its REIT qualification so long as certain events of default have not occurred. Further, the 2014 Amended Credit Agreement subjects CatchMark Timber Trust to mandatory prepayment from proceeds generated from dispositions of timberlands. However, provided that no event of default has occurred and the LTV ratio does not exceed 40%, CatchMark Timber Trust is not required to repay the loans until (1) the aggregate net real property disposition proceeds received during any fiscal year exceeds 2% of the bank value of the timberlands and (2) lease termination proceeds of greater than 0.5% and 1.5% of the bank value of the timberlands in a single termination or in aggregate over the term of the facility, respectively.

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires a FCCR of not less than 1.05:1.00; and

•	requires maintenance of a minimum liquidity balance of no less than $20.0 million at any time.

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of September 30, 2016.

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

During the three months ended September 30, 2016 and 2015, CatchMark Timber Trust made interest payments of $2.1 million and $0.8 million, respectively, on its borrowings. Included in the interest payments for the three months ended September 30, 2016 and 2015 were unused commitment fees of $0.2 million and $0.1 million, respectively.

During the nine months ended September 30, 2016 and 2015, CatchMark Timber Trust made interest payments of $4.8 million and $2.3 million, respectively, on its borrowings. Included in the interest payments for the nine months ended September 30, 2016 and 2015 were unused commitment fees of $0.5 million and $0.3 million, respectively.

As of September 30, 2016 and December 31, 2015, the weighted-average interest rate on these borrowings, after consideration of interest rate swaps, was 2.94% and 2.65%, respectively. After further consideration of the expected patronage refunds, CatchMark Timber Trust's weighted average interest rate as of September 30, 2016 and December 31, 2015 was 2.04% and 1.75%, respectively.

As of September 30, 2016, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swaps
CatchMark Timber Trust uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. On August 11, 2016, CatchMark Timber Trust entered into an interest rate swap agreement with Rabobank on $45.0 million of the 2014 Term Loan Facility that is subject to a variable interest rate (the "2016 Rabobank Swap"). The 2016 Rabobank Swap qualifies for hedge accounting treatment. CatchMark Timber Trust had two interest rate swaps outstanding as of September 30, 2016 which effectively fixed interest rates on $80.0 million of its 2014 Term Loan Facility, with terms below:

(dollars in thousands)	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2014 Rabobank Swap	12/23/2014	12/23/2024	2.395%	one-month LIBOR	$35,000
2016 Rabobank Swap	8/23/2016	12/23/2024	1.280%	one-month LIBOR	$45,000
Total					$80,000

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark Timber Trust's interest rate swaps measured at fair value as of September 30, 2016 and December 31, 2015:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(3,625)	$(1,420)

During the nine months ended September 30, 2016, CatchMark Timber Trust recognized a change in fair value of the interest rate swaps of approximately $2.2 million as other comprehensive loss. There was no hedge ineffectiveness on the interest rate swaps required to be recognized in current earnings. Net payments of approximately $0.5 million made under the interest rate swaps by CatchMark Timber Trust during the nine months ended September 30, 2016 were recorded as interest expense.

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

Effective October 1, 2015, under the Amended and Restated Independent Directors' Compensation Plan (a sub-plan of the LTIP), each of the independent directors receives, on the first business day immediately prior to the date on which CatchMark Timber Trust holds its annual stockholders meeting, a number of shares of CatchMark Timber Trust common stock having a value of $50,000 on the grant date. The number of shares granted to each independent director will be determined by dividing $50,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date. The shares are fully-vested and non-forfeitable upon the respective grant date. During the nine months ended September 30, 2016, CatchMark Timber Trust issued 20,440 shares to its independent directors.

Restricted Stock Grants

CatchMark Timber Trust has issued service-based and performance-based restricted stock to its employees and independent directors pursuant to its LTIP. Service-based restricted stock grants vest ratably over a multi-year period. Performance-based restricted stock is granted to the executive officers and restricted shares may be earned based on the level of achievement of certain pre-determined performance goals over the performance period. Earned awards are determined by the compensation committee of the board of directors after the end of the performance period and vest over a period specific to each performance grant.

During the nine months ended September 30, 2016, CatchMark Timber Trust granted 125,123 shares of service-based restricted stock to its employees that vest over a four-year period.

A rollforward of CatchMark Timber Trust's unvested restricted stock award activity for the nine months ended September 30, 2016 is as follows:

	Employees		Independent Directors
	Number of Underlying Shares	Weighted Average Grant Date Fair Value	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	278,100	$10.29	20,901	$12.71
Granted	125,123	10.51	—	—
Vested	(34,225)	12.34	(10,956)	12.88
Forfeited	(1,000)	11.57	—	—
Unvested as of September 30, 2016	367,998	$10.17	9,945	$12.52

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

Stock-based Compensation Expense

During the three months ended September 30, 2016 and 2015, CatchMark Timber Trust recognized approximately $0.4 million and $0.2 million, respectively, of stock-based compensation expense. During the nine months ended September 30, 2016 and 2015, CatchMark Timber Trust recognized approximately $1.3 million and $0.6 million, respectively, of stock-based compensation expense. As of September 30, 2016, approximately $3.6 million of unrecognized compensation expenses related to non-vested restricted stock and RSU's remained and will be recognized over a weighted-average period of 3.3 years.

8.    Subsequent Event

Dividend declaration

On November 3, 2016, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its Class A common stockholders of record on November 30, 2016, payable on December 16, 2016.

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

The focus of our business is to invest in timberlands and to actively manage our assets to provide current income and attractive long-term returns to our stockholders. Our immediate emphasis is to grow through accretive acquisitions. We continue to build our pipeline of potential acquisitions focused in the U.S. South, where we see the best value opportunities.

On June 15, 2016, we completed our largest timberland transaction (the "Carolinas Midlands III transaction") since our listing on the NYSE, acquiring approximately 51,700 acres in South Carolina for $101.4 million, including closing costs. The Carolinas Midlands III transaction adds approximately 2.0 million tons to our merchantable inventory, comprised of 70% pine plantations by acreage and 49% sawtimber by tons. The property is expected to add between 250,000 to 300,000 tons (4.8 to 5.8 tons per acre) to our annual harvest over the next decade. The Carolinas Midlands III transaction was funded with proceeds from our 2014 Multi-Draw Term Facility. We also assumed 96 recreational leases which cover approximately 51,600 acres and provide approximately $0.5 million in revenue annually.

During the nine months ended September 30, 2016, we acquired a total of approximately 60,400 acres of timberland within the markets of Coastal Georgia and the Carolinas, for a total of $114.0 million, including closing costs. These acquisitions added approximately 2.3 million of merchantable inventory, comprised of 68% pine plantations by acreage and 46% sawtimber by tons.

As of September 30, 2016, we owned interests in approximately 479,100 acres of high quality industrial timberlands that have been intensively managed for sustainable commercial timber production, consisting of 74% pine stands and 26% hardwood stands. Our timberlands are within an attractive and competitive fiber basket encompassing a diverse group of pulp, paper and wood products manufacturing facilities.

As of September 30, 2016, our timber inventory consisted of an estimated 17.4 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory(1):	Fee	Lease	Total
Pulpwood	8.5	0.3	8.8
Sawtimber (2)	8.2	0.4	8.6
Total:	16.7	0.7	17.4

(1)
Merchantable timber inventory does not include current year growth, which should approximate current year harvest volumes (see Results of Operations below for information on current year harvest volume).

(2)	Includes chip-n-saw and sawtimber.

A substantial portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For the year ended December 31, 2016, WestRock is required to purchase approximately 441,000 tons of timber under the Mahrt Timber Agreements. For the three months and nine months ended September 30, 2016, WestRock purchased approximately 138,000 and 357,000 tons, respectively, under the Mahrt Timber Agreements which represented approximately 21% and 17% of our net timber sales revenue, respectively. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

In connection with the Carolinas Midlands III transaction, we assumed a pulpwood supply agreement (the "Carolinas Midlands III Supply Agreement") which requires us to harvest and sell agreed-upon pulpwood volumes to a third-party mill which they are required to purchase at defined market prices. Through its expiration on November 3, 2026, the Carolinas Midlands III Supply Agreement is expected to add between 50,000 to 100,000 tons to our annual harvest. During the year ended December 31, 2016, we are required to sell approximately 72,000 tons of pulpwood under the Carolinas Midlands III Supply Agreement. During the three months and nine months ended September 30, 2016, we have sold approximately 34,000 and 38,000 tons, respectively, under the Carolinas Midlands III Supply Agreement which represented 6% and 2% of our net timber revenue, respectively.

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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2016 was $27.2 million, a $3.5 million increase from the nine months ended September 30, 2015, primarily driven by an increase of $5.5 million in net timber sales and a $0.6 million increase in net cash received from timberland sales, offset by increases in cash paid for interest, forestry management fees and general and administrative expenses.

Net cash used in investing activities for the nine months ended September 30, 2016 was $115.6 million, a $85.4 million increase from the nine months ended September 30, 2015. We acquired 60,400 acres of timberland during the nine months ended September 30, 2016 as compared to 17,600 acres during the nine months ended September 30, 2015.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $94.1 million, an increase of $93.7 million from the nine months ended September 30, 2015, primarily as a result of a $94.1 million increase in net borrowings due to our 2016 Timberland Acquisitions and a $1.6 million decrease in share repurchases (see Share Repurchase Program below), offset by an increase of $1.4 million in financing costs paid.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of September 30, 2016, we had a cash balance of $13.8 million and had access to $200.9 million of additional borrowing availability under the 2014 Amended Credit Facilities (see 2014 Amended Credit Agreement below).

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

Our bylaws preclude us from incurring debt in excess of 200% of our net assets. As of September 30, 2016, our debt-to-net-assets ratio as a percentage of our total gross assets (other than intangibles) less total liabilities, was approximately 55%. Our debt-to-net-assets ratio will vary based on our level of current and future borrowings, which will depend on the level of net cash flows from operations, our acquisition activities, and proceeds raised from public offerings of our common stock. Before additional borrowings and equity issuances, principal payments, and timberland acquisitions or dispositions, we expect our debt-to-net-assets ratio to remain relatively stable in the near future.

Share Repurchase Program

On August 7, 2015, our board of directors approved a stock repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the program at any time. There were no common stock repurchases during the quarter ended September 30, 2016. As of September 30, 2016, we had 38.8 million shares of common stock outstanding and may repurchase up to an additional $21.2 million under the program. The 2014 Amended Credit Facilities allows us to borrow up to $25.0 million under the 2014 Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock is a prudent use of capital resources.

Contractual Obligations and Commitments

As of September 30, 2016, our contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Debt obligations (1)	$299,069	$—	$—	$—	$299,069
Estimated interest on debt obligations (1) (2)	55,789	2,199	17,591	17,591	18,408
Operating lease obligations (3)	3,217	20	1,226	1,016	955
Other liabilities (4)	511	4	200	169	138
Total	$358,586	$2,223	$19,017	$18,776	$318,570

(1)
Represents respective obligations under the 2014 Amended Credit Facilities as of September 30, 2016, $100.0 million of which was outstanding under the 2014 Term Loan Facility and $199.1 million of which was outstanding under the 2014 Multi-Draw Term Facility (see 2014 Amended Credit Agreement below).

(2)	Amounts include the impact of two interest rate swaps. See Note 5 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Includes payment obligation on approximately 7,330 acres that are subleased to a third party.

(4)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

2014 Amended Credit Agreement

The 2014 Amended Credit Agreement provides for borrowing under credit facilities consisting of:

•	a $35 million revolving credit facility (the “2014 Revolving Credit Facility”);

•	a $365 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”); and

•	a $100 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by an additional $110 million. The table below presents the details of our 2014 Amended Credit Facilities as of September 30, 2016:

(dollars in thousands)
Facility Name	Maturity Date	Stated Rate(1)	Unused Commitment Fee	Outstanding Balance	Total Availability	Remaining Availability
2014 Revolving Credit Facility	12/23/2019	LIBOR + 2.25%	0.30%	$—	$35,000	$35,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	0.30%	199,069	365,000	165,931
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Total				$299,069	$500,000	$200,931

(1)	The applicable LIBOR margin on the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility ranges from 1.75% to 2.75%, depending on the LTV ratio.

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

Debt Covenants

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires us to maintain a FCCR of not less than 1.05:1; and

•	requires maintenance of a minimum liquidity balance of no less than $20.0 million at any time.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of September 30, 2016.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months and nine months ended September 30, 2016 and 2015 are shown in the following tables:

	Three Months Ended September 30,		Change
	2016	2015	%
Timber sales volume (tons)
Pulpwood	362,887	289,608	25%
Sawtimber (1)	190,945	155,815	23%
	553,832	445,423	24%

Harvest mix
Pulpwood	66%	65%
Sawtimber (1)	34%	35%

Net timber sales price (per ton)(2)
Pulpwood	$13	$13	2%
Sawtimber (1)	$24	$25	(4)%

Timberland sales
Gross sales (000's)	$1,199	$3,555
Sales volumes (acres)	794	1,953
Sales price (per acre)	$1,510	$1,820

	Nine Months Ended September 30,		Change
	2016	2015	%
Timber sales volume (tons)
Pulpwood	995,686	843,673	18%
Sawtimber (1)	635,258	487,725	30%
	1,630,944	1,331,398	22%

Harvest mix
Pulpwood	61%	63%
Sawtimber (1)	39%	37%

Net timber sales price (per ton)(2)
Pulpwood	$14	$13	7%
Sawtimber (1)	$24	$26	(7)%

Timberland sales
Gross sales (000's)	$10,708	$10,320
Sales volumes (acres)	6,276	5,611
Sales price (per acre)	$1,706	$1,839
(1)    Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2016 and 2015.

As expected, our net stumpage pricing stayed flat during the third quarter. Compared to the same periods in 2015, our pulpwood pricing improved while sawtimber pricing was lower. The higher pulpwood pricing was due to increases in demand as a result of significant wet weather in the U.S. South. Our pulpwood stumpage prices also benefited from the expansion into the South Carolina and Coastal Georgia markets, which offered some of the highest pulpwood prices in the U.S. South. Our sawtimber pricing was lower partly due to higher mix of chip-n-saw in our harvest volume for the three months and nine months ended September 30, 2016, as compared to the same periods in 2015. Additionally, we opportunistically took advantage of a stronger lumber market during the first half of 2015 and realized better sawtimber prices.

Our realized stumpage prices, while trending with the overall South-wide timber market as tracked by Timber Mart-South, are generally higher than the South-wide average (weighted by our mix) due to the premiums offered by the micro-markets in which we operate.

We expect that our sawtimber and pulpwood pricing will remain flat during the fourth quarter of 2016.

Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015

Revenues. Revenues increased to $18.3 million for the three months ended September 30, 2016 from $17.6 million for the three months ended September 30, 2015 due to an increase in timber sales revenue of $3.4 million offset by a decrease in timberland sales revenue of $2.4 million and a decrease of $0.3 million in other revenues. Gross timber sales revenue increased 27% as a result of a 24% increase in harvest volume and increases in pulpwood pricing. During the three months ended September 30, 2016, we generated $2.9 million of timber sales revenue from properties acquired within the last 12 months, predominantly driven by harvest in the Carolinas.

Details of timber sales by product for the three months ended September 30, 2015 and 2016 are shown in the following table:

	Three Months Ended September 30, 2015	Changes attributable to:		Three Months Ended September 30, 2016
(in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$7,129	$209	$1,990	$9,328
Sawtimber (2)	5,504	(153)	1,309	6,660
	$12,633	$56	$3,299	$15,988

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue decreased to $1.2 million for the three months ended September 30, 2016 from $3.6 million for the three months ended September 30, 2015 due to selling fewer acres in 2016. Other revenues decreased to $1.1 million for the three months ended September 30, 2016 from $1.4 million for the three months ended September 30, 2015 due to receiving $0.5 million in easement income in 2015.

Operating expenses. Contract logging and hauling costs increased to $6.5 million for the three months ended September 30, 2016 from $4.9 million for the three months ended September 30, 2015 as a result of a 31% increase in delivered sales volume. Delivered sales as a percentage of our total harvest volume increased to 64% for the three months ended September 30, 2016 from 61% for the three months ended September 30, 2015. The delivered sales volume increases were predominantly driven by the implementation of delivered wood sales on properties acquired since our listed public offering.

Depletion expense increased to $7.1 million for the three months ended September 30, 2016 from $6.7 million for the three months ended September 30, 2015 as a result of a 24% increase in harvest volume, offset by lower blended depletion rates. Our blended depletion rates were lower in the current year due to a decrease in harvest from timber deeds, which deplete at higher rates than our long-term fee timber.

Costs of timberland sales decreased to $0.7 million for the three months ended September 30, 2016 from $3.1 million for the three months ended September 30, 2015 due to selling fewer acres in 2016. Other operating expenses increased to $1.2 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $1.5 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015, due to higher cash and non-cash compensation costs for our forest management staff and higher forestry management fees as a result of the growth of our timberland portfolio.

General and administrative expenses increased to $2.2 million for the three months ended September 30, 2016 from $1.7 million for the three months ended September 30, 2015, primarily due to increases in compensation costs and dead deal costs. Compensation expenses increased by $0.3 million due to increased staffing and the incremental stock-based compensation cost from implementing the 2016 LTIP program.

Interest expense. Interest expense increased to $1.9 million for the three months ended September 30, 2016 from $0.9 million for the three months ended September 30, 2015 primarily due to a $1.3 million increase in cash paid for interest as a result of a higher average debt balance through the period and higher interest rates under our variable-rate debt, offset by an increase in accrued patronage refunds of $0.4 million.

Net loss. Our net loss increased to $2.9 million for the three months ended September 30, 2016 from $1.9 million for the three months ended September 30, 2015 as a result of a $1.0 million increase in our interest expense. Our net loss per share for the three months ended September 30, 2016 and 2015 was $0.07 and $0.05, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015

Revenues. Revenues increased to $61.5 million for the nine months ended September 30, 2016 from $52.0 million for the nine months ended September 30, 2015 due to an increase in timber sales revenue of $9.3 million and an increase in timberland sales revenue of $0.4 million, offset by a decrease in other revenue of $0.3 million. Gross timber sales revenue increased 24% as a result of a 22% increase in harvest volume and increases in pulpwood pricing. We generated $5.7 million of timber sales revenue from properties acquired within the last 12 months. Properties held longer than 12 months contributed another $3.6 million to the increase in the timber sales revenue primarily driven by volume increases.

Details of timber sales by product for the nine months ended September 30, 2015 and 2016 are shown in the following table:

	Nine Months Ended September 30, 2015	Changes attributable to:		Nine Months Ended September 30, 2016
(in thousands)		Price	Volume
Timber sales (1)
Pulpwood	$20,873	$943	$3,893	$25,709
Sawtimber (2)	17,526	(864)	5,302	21,964
	$38,399	$79	$9,195	$47,673

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue increased to $10.7 million for the nine months ended September 30, 2016 from $10.3 million for the nine months ended September 30, 2015 due to selling more acres in 2016. Our average sales price per acre sold decreased in the current year as we retained the harvest rights to approximately 101,000 tons of merchantable timber on the acreage sold, which has a book value of $2.4 million. Other revenues decreased to $3.1 million for the nine months ended September 30, 2016 from $3.3 million for the nine months ended September 30, 2015 due to receiving $0.5 million in easement income in 2015.

Operating expenses. Contract logging and hauling costs increased to $18.6 million for the nine months ended September 30, 2016 from $14.8 million for the nine months ended September 30, 2015 as a result of a 24% increase in delivered sales volume. Delivered sales as a percentage of our total harvest was 63% for the nine months ended September 30, 2016 as compared to 62% for the nine months ended September 30, 2015. The delivered sales volume increase was predominantly driven by the implementation of delivered wood sales on properties acquired since our listed public offering.

Depletion expense increased to $20.8 million for the nine months ended September 30, 2016 from $19.3 million for the nine months ended September 30, 2015 due to a 22% increase in harvest volume, offset by lower blended depletion rates. Our blended depletion rates were lower in the current year due to a decrease in harvest from timber deeds, which deplete at higher rates than our long-term fee timber.

Costs of timberland sales increased to $9.1 million for the nine months ended September 30, 2016 from $8.5 million for the nine months ended September 30, 2015 due to selling more acres. Other operating expenses increased to $3.2 million for the nine months ended September 30, 2016 from $3.0 million for the nine months ended September 30, 2015, primarily as a result of higher property taxes and other costs associated with having more acres under management.

Forestry management expenses increased to $4.2 million for the nine months ended September 30, 2016 from $3.3 million for the nine months ended September 30, 2015, due to higher cash and non-cash compensation costs for our forest management staff and higher forestry management fees as a result of the growth of our timberland portfolio.

General and administrative expenses increased to $6.6 million for the nine months ended September 30, 2016 from $5.2 million for the nine months ended September 30, 2015, primarily due to a $0.7 million increase in employee compensation expenses, a $0.3 million increase in independent director compensation expense, and a $0.1 million increase in dead deal costs. Employee compensation costs increased by $0.7 million, due to increased staffing and incremental stock-based compensation costs from the implementation of 2016 LTIP program. Independent directors' compensation cost increased primarily as a result of issuing fully-vested stock in 2016 pursuant to an amended and restated directors' compensation plan (See Note 7 – Stock-based Compensation in the accompanying consolidated financial statements).

Interest expense. Interest expense increased to $4.6 million for the nine months ended September 30, 2016 from $2.5 million for the nine months ended September 30, 2015 primarily due to a $2.5 million increase in cash paid for interest as a result of higher average debt balance through the period and higher interest rates under our variable-rate debt, offset by an increase in accrued patronage refunds of $0.7 million.

Net loss. Our net loss increased to $6.1 million for the nine months ended September 30, 2016 from $5.1 million for the nine months ended September 30, 2015 as a result of a $2.0 million increase in our interest expense offset by a $1.0 million decrease in operating loss. Our net loss per share for the nine months ended September 30, 2016 and 2015 was $0.16 and $0.13, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended September 30, 2016, Adjusted EBITDA was $7.2 million, a $1.6 million decrease from the three months ended September 30, 2015, primarily due to a $2.2 million decrease in net timberland sales, a $0.3 million decrease in other revenues, a $0.4 million increase in general and administrative expenses and a $0.4 million increase in forestry management expenses, offset by a $1.7 million increase in net timber sales.

For the nine months ended September 30, 2016, Adjusted EBITDA was $29.3 million, a $4.1 million increase from the nine months ended September 30, 2015, primarily due to a $5.5 million increase in net timber sales and a $0.6 million increase in net timberland sales, offset by a $0.3 million decrease in other revenues, a $0.7 million increase in general and administrative expenses and a $0.9 million increase in forestry management expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(2,897)	$(1,944)	$(6,129)	$(5,091)
Add:
Depletion	7,072	6,710	20,836	19,308
Basis of timberland sold	663	2,859	8,591	7,753
Amortization (1)	287	188	797	578
Stock-based compensation expense	405	231	1,320	642
Interest expense (1)	1,635	719	3,868	2,042
Adjusted EBITDA	$7,165	$8,763	$29,283	$25,232

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
Subsequent Event

Dividend declaration

On November 3, 2016, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its Class A common stockholders of record on November 30, 2016, payable on December 16, 2016.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into our credit agreement, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swaps from time to time, and may enter into other interest rate swaps, caps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of September 30, 2016, we had $299.1 million outstanding under the 2014 Amended Credit Facilities, of which $100.0 million matures on December 23, 2024 and $199.1 million matures on December 23, 2021. The loans bear interest at a LIBOR Rate plus a margin ranging from 1.75% to 2.75% based upon the then-current LTV ratio (see Note 4 – Note Payable and Line of Credit of the accompanying consolidated financial statements for the applicable margin and current interest rates as of September 30, 2016).

As of September 30, 2016, $80.0 million of our total debt outstanding is subject to an effectively fixed-interest rate when coupled with our two interest rate swaps (see Note 5 – Interest Rate Swaps of the accompanying consolidated financial statements). Under our interest rate swaps, we pay interest at a weighted-average fixed rate of 1.768% per annum and receive variable LIBOR-based interest payments from the Rabobank. As of September 30, 2016, these balances incurred interest expense at an average rate of 3.520%. A change in the market interest rate impacts the net financial instrument position of the interest rate swaps; however, it has no impact on interest incurred or cash flows.

As of September 30, 2016, after consideration of our interest rate swaps, approximately $219.1 million of our total debt outstanding is subject to an effectively variable-interest rate. This balance incurred interest expense at an average rate of 2.73% as of September 30, 2016. A 1.0% change in interest rates would result in a change in interest expense of approximately $2.2 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2016, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	November 3, 2016	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO THIRD QUARTER 2016 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

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