Form 10-K
period 2016-12-31
CatchMark Timber Trust, Inc.
filed 2017-03-03
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from ______ to _______.

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2325, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $468.7 million. The aggregate market value was calculated by using the closing price of the Class A common stock as of that date on the New York Stock Exchange, which was $12.22 per share.

As of February 28, 2017: 38,776,829 shares of the registrant's Class A common stock were outstanding

Documents Incorporated by Reference
Certain portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

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

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AFM	American Forestry Management, Inc.
AgFirst	Agfirst Farm Credit Bank
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles in the United States
HBU	Higher and Better Use
IPO	Initial Listed Public Offering
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
RSU	Restricted Stock Unit
SFI	Sustainable Forest Initiative
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)

Index to Consolidated Financial Statements

PART I

ITEM 1.BUSINESS

General

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT), a Maryland corporation, is a self- administered and self-managed real estate company that invests in timberlands and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust was incorporated in 2005, commenced operations in 2007, and conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation, was formed as a wholly owned subsidiary of CatchMark Timber OP. Unless otherwise noted, references to CatchMark Timber Trust, "we", "us", or "our" herein shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. We generate recurring income and cash flows from the harvest and sale of timber, as well as from non-timber related revenue sources, such as rent from hunting and recreational leases. When and where we believe it is appropriate, we also generate income and cash flow from timberland sales.

For each of the three years ended December 31, 2016, 2015 and 2014, our revenues from timber sales, timberland sales, and non-timber related sources, as a percentage of our total revenue, are set forth in the table below:

	2016	2015	2014
Timber sales	80%	76%	75%
Timberland sales	15%	17%	20%
Other revenues	5%	7%	5%
Total	100%	100%	100%

In addition to current income, we expect to realize additional long-term returns from the biological growth of our standing timber inventory.

Current Timberland Holdings

As of December 31, 2016, we owned interests in approximately 499,600 acres of timberland in the U.S. South, consisting of approximately 467,500 acres held in fee-simple interests, or our fee timberlands, and approximately 32,100 acres held in leasehold interests, or our leased timberlands. As of December 31, 2016, our timberlands were comprised of approximately 74% pine stands and 26% hardwood stands (by acreage) and contained an estimated 20.3 million tons of merchantable inventory.

Please refer to Item 2 – Properties for more details on our timber and timberland properties.

Our Business and Growth Strategies

Our objective is to produce cash flow and value growth through the ongoing implementation of the following business and growth strategies:

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

Pursue Attractive Timberland Acquisitions. We seek to identify and acquire high quality prime timberland properties, with our average deal size ranging from 10,000 to 40,000 acres. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective timberland property or properties, including, but not limited to:

•Local market dynamics;

•	Predominantly pine merchantable inventory mix;

•	Merchantable inventory mix (tons per-acre);

•	Sustainable productivity (on a tons per-acre, per-year basis);

•	Quality of existing and prospective customers; and

•	Target unlevered cash yields.

Due to the expected liquidation of the ownership positions of a number of timberland investment management organizations over the next several years, we anticipate there will be a robust supply of attractive timberlands available for sale. We may also enter into additional fiber supply agreements with respect to acquired properties in order to ensure a steady source of demand for our incremental timber production.

Opportunistically Sell Timberland Assets. We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. We intend to capitalize on the value of our timberland portfolio by opportunistically monetizing timberland properties. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to:

•	Suboptimal inventory stocking;

•	Predominantly hardwood merchantable inventory mix; and

•	Poor productivity.

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

Practice Sound Environmental Stewardship. We will remain committed to responsible environmental stewardship and sustainable forestry. Our timberlands, except those that have been recently acquired, have been third-party audited and certified in accordance with the 2015-2019 SFI standards. We are currently taking the necessary procedures to get our recently acquired timberlands third-party audited and certified in accordance with the SFI standards within the next 12 months. SFI standards promote sustainable forest management through recognized core principles, including

Index to Consolidated Financial Statements

measures to protect water quality, biodiversity, wildlife habitat and at-risk species. Our timberlands are further managed to meet or exceed all state regulations through the implementation of best management practices as well as internal policies designed to ensure compliance. We believe our continued commitment to environmental stewardship will allow us to maintain our timberlands’ productivity, grow our customer base, and enhance our reputation as a preferred timber supplier.

Financing Strategy

Our long-term financing strategy seeks to maximize balance sheet liquidity and operational flexibility for the purpose of generating current income and attractive long-term returns for our stockholders. We intend to employ prudent amounts of debt and equity financing as a means of providing additional funds for the selective acquisitions of timber assets, to refinance existing debt, or for general corporate purposes. In particular, we seek to maximize balance sheet liquidity and flexibility by:

•	Maintaining sufficient liquidity through borrowing capacity under our credit facilities and cash-on-hand;

•	Minimizing the amount of near-term debt maturities in a single year;

•	Maintaining low to modest leverage; and

•	Maintaining access to diverse sources of capital.

We determine the amount of debt and equity financing to be used when acquiring an asset by evaluating terms available in the credit markets (such as interest rate, repayment provisions and maturity), our cost of equity capital, and our assessment of the particular asset’s risk. Historically, a significant portion of our debt has consisted of long-term borrowings secured by our timber assets.

We anticipate that we will continue to use a number of different sources to finance our operations and selective acquisitions going forward, including cash from operations, proceeds from asset dispositions, funds available under bank credit facilities (which may or may not be secured by our assets), co-investments through partnerships or joint ventures, potential future issuances of common or preferred equity or partnership interests in our operating partnership or any combination of these sources, to the extent available to us, or other sources that may become available from time to time.

Transaction Activities

We have executed the following timberland transactions:

Acquisitions

During the years ended December 31, 2016, 2015, and 2014, we acquired 81,900 acres, 42,900 acres, and 121,600 acres of timberlands, respectively, totaling 246,500 acres. The properties acquired are well stocked with merchantable pine inventory, located in strong pulpwood and sawtimber markets, and complement our existing timberland portfolio. Together, they added 10.3 million tons to our merchantable timber inventory, averaging 41 tons per acre, comprised of 75% pine plantations by acreage and 52% sawtimber by tons. Through these acquisitions, our timberland ownership expanded into Florida, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.
Land Sales

During the years ended December 31, 2016, 2015, and 2014, we sold 7,300, 6,400, and 3,800 acres of timberland, respectively, totaling 17,400 acres. These land sales represented approximately 1.7%, 1.7%, and 1.3%, respectively, of our average fee timberland acreage (based on average monthly fee timberland acreage) for each year. The disposed timberland acres had an average merchantable timber stocking of 31 tons per acre.

Index to Consolidated Financial Statements

Timber Agreements

Mahrt Timber Agreements

We are party to a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly owned subsidiary of WestRock. The master stumpage agreement provides that we will sell specified amounts of timber and make available certain portions of our timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from our timberlands.

For the year ended December 31, 2016, WestRock purchased approximately 485,000 tons under the Mahrt Timber Agreements, which exceeded the minimum requirement of 441,000 tons. See Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

For the years ended December 31, 2016, 2015, and 2014, approximately 17%, 23%, and 34%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. For 2017, we are required to make available for purchase by WestRock, and WestRock is required to purchase, a minimum of approximately 518,000 tons of timber at fiber supply agreement pricing.

Carolinas Supply Agreement

We assumed a pulpwood supply agreement (the "Carolinas Supply Agreement") in connection with our largest timberland acquisition since our listing on the NYSE in 2013, which closed on June 15, 2016 (the "Carolinas Midlands III transaction"). The Carolinas Supply Agreement requires us to harvest and sell agreed-upon pulpwood volumes to a third-party mill which they are required to purchase at defined market prices. Through its expiration on November 3, 2026, the Carolinas Supply Agreement is expected to represent between 100,000 to 150,000 tons of our annual harvest.

During the year ended December 31, 2016, we sold approximately 88,000 tons under the Carolinas Supply Agreement, above the required 72,000 tons. For the year ended December 31, 2016, approximately 4% of our net timber sales revenue was derived from the Carolinas Supply Agreement. For 2017, we are required to harvest and sell a minimum of approximately 150,000 tons of timber at the supply agreement pricing.

Credit Risk of Customers

For the year ended December 31, 2016, our largest customer, WestRock, represented 24% of our consolidated revenues. No other customer represented more than 10% of our consolidated revenues. The loss of WestRock as a customer would have a material adverse effect on our operating results. We sold timber to 68 customers in 2016, compared to 42 in 2015, an increase predominantly driven by recent timberland acquisitions.

We are not aware of any reason why our current customers will not be able to pay their contractual amounts as they become due in all material respects.

Competition

We compete with various private and industrial timberland owners as well as governmental agencies that own or manage timberlands in the U.S. South. Due to transportation and delivery costs, pulp, paper and wood products manufacturing facilities typically purchase wood fiber within a 100-mile radius of their location, which thereby limits, to some degree, the number of significant competitors in any specific regional market. Factors affecting the level of competition in our industry include price, species, grade, quality, proximity to the mill customer, and our reliability and consistency as a supplier. Also, as we seek to acquire timberland assets, we are in competition for targeted timberland tracts with other similar timber investment companies, as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timberland tracts to become the purchaser if another suitable tract cannot be substituted. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.

Seasonality

Our harvest operations are affected by weather conditions, where wet weather could reduce our harvest volume but boost prices due to limited supply while dry weather could suppress prices due to increases in supply.

Environmental Matters

See Item 1A — Risk Factors, Risk Related to Our Business and Operations for discussions of environmental matters that impact our business.

Executive Officers of the Registrant

Name	Age	Position(s)
Jerry Barag	58	Chief Executive Officer, President and Director
Brian M. Davis	47	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
John F. Rasor	73	Chief Operating Officer, Secretary and Director

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

Brian M. Davis was appointed as our Senior Vice President and Chief Financial Officer in March 2013, as our Assistant Secretary in August 2013 and as our Treasurer since our transition to self-management on October 25, 2013. Mr. Davis served as Senior Vice President and Chief Financial Officer of Wells Timberland Investment Management Organization, or Wells TIMO, from March 2009 until our transition to self-management on October 25, 2013 and as Vice President from October 2007 through March 2009. From March 2013 to September 2013, he was Senior Vice President and Chief Financial Officer of Wells Core Office Income REIT, Inc., or Wells Core. From February 2012 to September

2013, Mr. Davis served as the Chief of Strategic Product Management for Wells REF with responsibility for the strategic planning, development and leadership of the corporate finance organization. In addition, Mr. Davis served as Senior Vice President of Wells Capital, Inc., or Wells Capital, from February 2013 to September 2013. From 2000 until joining Wells Real Estate Funds, or Wells REF, in 2007, Mr. Davis worked at Atlanta-based SunTrust Bank, where he held various positions delivering capital market solutions – advisory, capital raising, and risk management to public and private companies. Mr. Davis previously held positions with CoBank of Denver, Colorado, as Capital Markets Officer from 1998 to 2000, and with SunTrust as Portfolio Manager for the AgriFoods Specialty Lending Group from 1994 to 1998. Mr. Davis received his Bachelor of Business Administration and Master of Business Administration from Ohio University.

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

Employees

As of December 31, 2016, we had 17 employees.

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

ITEM 1A.     RISK FACTORS

Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business and Operations

The cyclical nature of the forest products industry could impair our operating results.

Our operating results are affected by the cyclical nature of the forest products industry. Our operating results depend on timber prices that can experience significant variation and that have been historically volatile. Like other participants

Index to Consolidated Financial Statements

in the forest products industry, we have limited direct influence over the timing and extent of price changes for cellulose fiber, timber, and wood products. Although some of the supply agreements we have or expect to enter into in the future fix the price of our harvested timber for a period of time, these contracts may not protect us from the long-term effects of price declines and may restrict our ability to take advantage of price increases.

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

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This can result in lower revenues, profits, and cash flows. In addition, increases in the supply of logs and wood products at both the local and national level also can lead to downward pressure on prices during favorable price environments. Timber owners generally increase production volumes for logs and wood products during favorable price environments. Such increased production, however, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices. Oversupply can result in lower revenues, profits, and cash flows to us, and could negatively impact our results of operations.

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

The Mahrt Timber Agreements we entered into with WestRock provide that we will sell specified amounts of timber to WestRock, subject to market pricing adjustments and certain early termination rights of the parties. The Mahrt

Index to Consolidated Financial Statements

Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for WestRock, in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from our timberlands. Our financial performance is substantially dependent on the economic performance of WestRock as a consumer of our wood products. Approximately 17% of our net timber sales revenue for 2016 was derived from the Mahrt Timber Agreements, which significantly exceeded the minimum amount of timber that WestRock was required to purchase pursuant to the Mahrt Timber Agreements. If WestRock does not continue to purchase significantly more than the minimum amount of timber it is required to purchase from us, or if WestRock becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.

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

A key component of our business and growth strategies is pursue timberland acquisition opportunities. Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. We also face significant competition in pursuing timberland investments from other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; individuals; and other entities. The market for high-quality timberland is highly competitive given how infrequently those assets become available for purchase. As a result, many real estate investors have built up their cash positions and face aggressive competition to purchase quality timberland assets. A significant number of entities and resources competing for high-quality timberland properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. In addition, our future acquisitions, if any, may not perform in accordance with our expectations. Finally, we anticipate financing these acquisitions through proceeds from debt or equity offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof, and our inability to finance acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations, could adversely affect our results of operations.  We cannot assure you that we will be successful in obtaining suitable investments on financially attractive terms, that we will be able to finance the purchase of such investments or that, if we make investments, our objectives will be achieved.

We depend on external sources of capital for future growth and our ability to access the capital markets may be restricted.

Our ability to finance our growth is, to a significant degree, dependent on external sources of capital, our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may be limited by the terms of our bylaws, which restrict our incurrence of debt, and by our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

Index to Consolidated Financial Statements

As a relatively small public company, our general and administrative expenses are a larger percentage of our total revenues than many other public companies.

Our total assets as of December 31, 2016 were $709.8 million and our revenues for the year ended December 31, 2016 were $81.9 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our general and administrative expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available to distribute to our stockholders.

We are dependent on FRC and AFM to manage our timberlands.

We are party to timberland operating agreements with FRC and AFM (collectively, the "Forest Managers"), which are renewable on an annual basis. Pursuant to these agreements, we depend upon our Forest Managers to manage and operate our timberlands and related timber operations, and to ensure delivery of timber to our customers. To the extent we lose the services of our Forest Managers, we are unable to obtain the services of our Forest Managers at a reasonable price, or our Forest Managers do not perform the services in accordance with the timberland operating agreements, our results of operations may be adversely affected.

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

Index to Consolidated Financial Statements

If we fail to maintain an effective system of disclosure controls and procedures and integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on us.

We are required to report our operations on a consolidated basis in accordance with GAAP. If we fail to maintain proper overall business controls, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, which could have a material adverse effect on us. In addition, we will have to modify our disclosure controls and procedures and internal controls in connection with our transition to self-management, which may increase the risk to us of experiencing a significant deficiency or material weakness in our internal controls or failing to maintain effective disclosure controls and procedures. If we fail to establish and maintain such new controls effectively, we may experience inaccuracies or delays in our financial reporting. In the case of any joint ventures we might enter into, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to, overall business controls, that are not under our control which could have a material adverse effect on us. In addition, we rely on our Forest Managers and their systems to provide us with certain information related to our operations, including our timber sales. Although we review such information prior to incorporating it into our accounting systems, we cannot assure the accuracy of such information. If the Forest Managers’ systems fail to accurately report to us the information on which we rely, we may not be able to accurately report our financial results, which could have a material adverse effect on us.

The costs requirements of complying with the Exchange Act and the Sarbanes Oxley Act may strain our resources and occupy the time and energies of management.

We are subject to the Exchange Act and the Sarbanes Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") including Section 404 of the Sarbanes-Oxley Act. The Sarbanes Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. The effort to comply with these requirements and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition or results of operations.

We have experienced net losses attributable to our common stockholders historically and may experience losses again in the future.

From our inception through the end of 2016, other than in 2014, we have incurred net losses attributable to our common stockholders. Historical net losses have generally been a result of non-cash charges, including depletion expense. If we are unable to generate net income in the future, and continue to incur net losses, our financial condition, results of operations, cash flows, and our ability to service our indebtedness and make distributions to our stockholders would be materially and adversely affected, any of which could adversely affect the market price of our common stock.

We are subject to the credit risk of our customers. The failure of any of our customers to make payments due to us under supply agreements could have an adverse impact on our financial performance.

Current and future customers who agree to purchase our timber under supply contracts will range in credit quality from high to low. We assume the full credit risk of these parties, as we have no payment guarantees under the contract or insurance if one of these parties fails to make payments to us. While we intend to continue acquiring timberlands in well-developed and active timber markets with access to numerous customers, we may not be successful in this endeavor. Depending upon the location of any additional timberlands we acquire and the supply agreements we enter into, our supply agreements may be concentrated among a small number of customers. Even though we may have legal recourse under our contracts, we may not have any practical recourse to recover payments from some of our customers if they default on their obligations to us. Any bankruptcy or insolvency of our customers, or failure or delay by these parties to make payments to us under our agreements, would cause us to lose the revenue associated with these payments and adversely impact our cash flow, financial condition, and results of operations.

Index to Consolidated Financial Statements

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

The supply of timber available for sale in the market could increase for a number of reasons, including producers introducing new capacity or increasing harvest levels. Some governmental agencies, principally the U.S. Department of Agriculture's Forest Service (the "U.S.D.A. Forest Service") and the U.S. Department of the Interior’s Bureau of Land Management, own large amounts of timberlands. If these agencies choose to sell more timber from their holdings than they have been selling in recent years, timber prices could fall and our revenues could be reduced. Any large reduction in the revenues we expect to earn from our timberlands would reduce the returns, if any, we are able to achieve for our stockholders.

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

Index to Consolidated Financial Statements

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

Our business is subject to laws, regulations, and related judicial decisions and administrative interpretations relating to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics and the protection of natural resources, air and water quality that are subject to change and frequently enacted. These changes may adversely affect our ability to harvest and sell timber, and remediate contaminated properties. We are subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the National Environmental Policy Act and the Endangered Species Act, as well as comparable state laws and regulations. Violations of various statutory and regulatory programs that apply to our operations could result in civil penalties; damages, including natural resource damages; remediation expenses; potential injunctions; cease-and-desist orders; and criminal penalties.

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

Index to Consolidated Financial Statements

The Clean Water Act regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the Clean Water Act, it is unlawful to discharge any pollutant from a “point source” into navigable waters of the United States without a permit obtained under the National Pollutant Discharge Elimination System permit program of the Environmental Protection Agency (the "EPA"). Storm water from roads supporting timber operations that is conveyed through ditches, culverts and channels are exempted by EPA rule from this permit requirement, leaving these sources of water discharge to state regulation. The scope of these state regulations vary by state and are subject to change, and the EPA’s exemption has recently been subject to legal challenges and legislative responses. To the extent we are subject to future federal or state regulation of storm water runoff from roads supporting timber operations, our operational costs to comply with such regulations could increase and our results of operations could be adversely affected.

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

Index to Consolidated Financial Statements

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

We may participate in joint ventures in the future, including, but not limited to, joint ventures involving the ownership and management of timberlands. Any joint venture involves risks including, but not limited to, the risk that one or

Index to Consolidated Financial Statements

more of our joint venture partners takes actions that are contrary to our agreed upon terms, our instructions to them or to our policies or objectives, any one of which could cause adverse consequences for us.

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

Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. As a result, the ability of our stockholders to control our policies and practices is extremely limited. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the NYSE. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, trading price of our common stock, ability to satisfy our debt service obligations and to make distributions to our stockholders.

Our board of directors may increase the number of authorized shares of stock and issue stock without stockholder approval, including in order to discourage a third party from acquiring our company in a manner that could result in a premium price to our stockholders.

Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without stockholder approval, to amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into other classes or series of stock and to set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. In addition, our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders may believe is in their best interests.

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders' recourse in the event of actions that the stockholders do not believe are in their best interests.

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

In addition, our charter obligates us to indemnify our directors and officers for actions taken by them in that capacity to the maximum extent permitted by Maryland law. The indemnification agreements that we entered into with our directors and certain of our officers also require us to indemnify these directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholder may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, the stockholders' ability to recover damages from such director or officer will be limited. In addition, we are obligated to advance the defense costs incurred by our directors and our officers, and may, in the discretion of our board of directors, advance the defense costs incurred by our employees and other agents in connection with legal proceedings.

Risks Related to Our Debt Financing

Our existing indebtedness and any future indebtedness we may incur could adversely affect our financial health and operating flexibility.

We are party to a credit agreement (the "2014 Amended Credit Agreement") that provides for a senior secured credit facility of up to $500 million, which includes a $100 million term loan facility, a $35 million revolving credit facility, and a $365 million multi-draw credit facility. We had a total of $326 million outstanding as of December 31, 2016, $100 million of which was outstanding on the term loan and $226 million of which was outstanding on the multi-draw credit facility.

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

Index to Consolidated Financial Statements

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

Pursuant to the 2014 Amended Credit Agreement, we are required to comply with certain financial and operating covenants, including, among other things, covenants that require us to maintain certain leverage and coverage ratios and covenants that prohibit or restrict our ability to incur additional indebtedness, grant liens on our real or personal property, make certain investments, dispose of our assets and enter into certain other types of transactions. The 2014 Amended Credit Agreement also prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than or equal to 45%. We may declare and pay distributions so long as our LTV ratio remains below 45% and we maintain a minimum fixed-charge coverage ratio of 1.05:1.00, and a minimum liquidity balance, as defined by the 2014 Amended Credit Agreement, of $20 million. This requirement has restricted our ability to pay cash distributions in the past. Our credit agreement also subjects us to mandatory prepayment from proceeds generated from dispositions of timberlands or lease terminations, which may have the effect of limiting our ability to make distributions under certain circumstances. Provided that no event of default has occurred and the LTV ratio, calculated after giving effect to the disposition, does not exceed 40%, the mandatory prepayment requirement excludes (1) net real property disposition proceeds until the aggregate amount of such proceeds received during any fiscal year exceeds 2% of the bank value of the timberlands; and (2) lease termination proceeds until the amount of such proceeds exceeds 0.5% of the bank value of the timberlands in a single termination or 1.5% in aggregate over the term of the facility. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, a breach of these covenants or other event of default would allow CoBank to accelerate payment of the loan. Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

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

Index to Consolidated Financial Statements

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

If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our net income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

Index to Consolidated Financial Statements

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

As a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business unless we qualify for a safe harbor exception. Delivered logs, if harvested and sold by a REIT directly, would likely constitute property held for sale to customers in the ordinary course of business and would, therefore, be subject to the prohibited transactions tax if sold at a gain. Accordingly, we sell standing timber to CatchMark TRS under pay-as-cut contracts which generate capital gain to us under Section 631(b) of the Code (to the extent the timber has been held by us for more than one year), and CatchMark TRS, in turn, harvests such timber and sells logs to WestRock. This structure should avoid the prohibited transactions tax, and we use a similar structure for the sale of delivered logs to other customers. However, if the IRS were to successfully disregard CatchMark TRS’ role as the harvester and seller of such logs for federal income tax purposes, our income, if any, from such sales could be subject to the 100% prohibited transaction tax. In addition, sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions. We intend to avoid the 100% prohibited transaction tax by satisfying safe harbors in the Code, structuring dispositions as non-taxable like kind exchanges or making sales that otherwise would be prohibited transactions through one or more TRSs whose taxable income is subject to regular corporate income tax. We may not, however, always be able to identify properties that might be treated as part of a “dealer” land sales business. For example, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

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

Each year, REITs are required to distribute 90% of their REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We have substantial net operating losses that, subject to possible limitations, will reduce our taxable income. In addition, capital gains may be retained by us but would be subject to income taxes. If capital gains are retained rather than distributed, our stockholders would be notified and they would be deemed to have received a taxable distribution, with a refundable credit for any federal income tax paid by us. Accordingly, we will not be required to distribute material amounts of cash if substantially all of our taxable income is income from timber-cutting contracts or sales of timberland that is treated as capital gains income. Our board of directors, in its sole discretion, determines the amount of quarterly dividends to be provided to our stockholders

Index to Consolidated Financial Statements

based on consideration of a number of factors, including but not limited to, tax considerations. Consequently, our dividend levels may fluctuate.

Our use of taxable REIT subsidiaries may affect the value of our common stock relative to the share price of other REITs.

We conduct a portion of our business activities through one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs enables us to engage in non-REIT-qualifying business activities. However, under the Code, no more than 25% (20% after 2017) of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT-qualifying operations. Furthermore, because the income earned by our TRSs is subject to corporate income tax and is not subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we use them.

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

The U.S. stock markets, including the NYSE, on which our common stock listed under the symbol “CTT,” have experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock is likely to be similarly volatile, and investors in shares of our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock, including:

•	the annual yield from distributions on our common stock as compared to yields on other financial instruments;

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

One of the factors that may influence the price of our common stock will be our distribution rate on the common stock (as a percentage of the share price of our common stock), relative to market interest rates. We have declared and paid cash distributions in each quarter during since the first quarter of 2014 and expect to declare cash distributions in the future. If market interest rates increase, prospective purchasers of our common stock may desire a higher yield on our common stock or seek securities paying higher dividends or yields. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution, and therefore we may not be able, or may not choose to, pay a higher distribution rate. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease, because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
As of December 31, 2016, we owned interests in approximately 499,600 acres of timberland in the U.S. South, consisting of approximately 467,500 acres of fee timberlands and approximately 32,100 acres of leased timberlands. Our leased timberlands include approximately 28,700 acres under one long-term lease expiring in 2022, which we refer to as the long-term contract or the LTC lease, and approximately 3,400 acres under a single-rotation lease that expires in 2019, which we refer to as the private land management or the PLM lease. As of December 31, 2016, our timberlands contained acreage comprised of approximately 74% pine stands and 26% hardwood stands located within an attractive and competitive fiber basket encompassing a numerous and diverse group of pulp, paper, and wood products manufacturing facilities.

Index to Consolidated Financial Statements

Acres by state as of December 31, 2016	Fee	Lease	Total
Alabama	76,700	5,600	82,300
Florida	2,000	—	2,000
Georgia	253,600	26,500	280,100
Louisiana	21,300	—	21,300
North Carolina	1,600	—	1,600
South Carolina	76,400	—	76,400
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	467,500	32,100	499,600

Our timberlands contained an estimated 20.3 million tons of merchantable inventory as of December 31, 2016. The table below shows the merchantable inventory volumes by product as of December 31, 2016:

	Tons (in millions)
Merchantable timber inventory:	Fee	Lease	Total
Pulpwood	9.7	0.6	10.3
Sawtimber (1)	9.4	0.6	10.0
Total:	19.1	1.2	20.3

(1)	Includes chip-n-saw and sawtimber.

Our methods of estimating timber inventory are consistent with industry practices. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on statistical sampling of the harvestable timbered acres, known as timber sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of the oldest pre-merchantable age class into merchantable inventory, which currently is 15 years after stand establishment. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, advanced seedling genetics, future harvest age profiles and biological growth factors.

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

The graph below presents the approximate number of acres of our timberland as of December 31, 2016 by age class:

Index to Consolidated Financial Statements

(1) Acres presented in the graph includes fee timberland only and excludes 46,400 acres of non-forest land and acres to be planted.
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

Market Information and Stockholders of Record

Our common stock trades on the NYSE under the symbol “CTT”. As of February 28, 2017, we had approximately 38.8 million shares of common stock outstanding held by 1,941 stockholders of record. No other classes of our common stock were outstanding as of February 28, 2017.

The table below reflects the dividends declared per share and the range of intra-day high and low prices of our common stock, for the periods indicated, as reported by the NYSE:

	High	Low	Cash Dividend
2016
Fourth Quarter	$11.71	$10.05	$0.135
Third Quarter	$12.58	$11.28	$0.135
Second Quarter	$12.35	$10.42	$0.135
First Quarter	$11.60	$9.70	$0.125
2015
Fourth Quarter	$11.58	$10.06	$0.125
Third Quarter	$11.91	$7.90	$0.125
Second Quarter	$12.29	$11.26	$0.125
First Quarter	$12.33	$11.25	$0.125

Stock Performance Graph

The following graph compares the cumulative total return of our stock from our listing on December 12, 2013 to December 31, 2016 with the Russell 3000, a broad-based market index of issuers with similar capitalization, and with the S&P Global Timber & Forestry Index, an industry specific market index of peer issuers. The graph assumes a $100 investment in each of the indices on December 12, 2013, and the reinvestment of all dividends.

Index to Consolidated Financial Statements

The data in the following table was used to create the above graph as of the respective dates:

	12/12/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016 (1)
CatchMark Timber Trust, Inc.	$100	$103	$87	$91	$96
Russell 3000	$100	$104	$115	$113	$125
S&P Global Timber & Forestry Index	$100	$106	$106	$96	$106
(1) Data points are the last trading day of each fiscal year. For the year ended December 31, 2016, the last trading day was December 30, 2016.

Dividends
Since our listing on the NYSE in December 2013, we have made and intend to continue to make regular quarterly dividend distributions to holders of our common stock as of the dividend record dates. REIT dividends generally are taxable at ordinary income rates, unless designated as capital gain dividends or as qualified dividends. Net income attributable to timber sales and timber cutting contracts generally will be long-term capital gain, and dividends attributable thereto will be capital gain dividends that are taxed to non-corporate taxpayers at rates not exceeding 20%, as compared to the maximum 39.6% rate applicable to ordinary income. All distributions treated as dividends are included in net investment income which is subject to an additional 3.8% unearned income Medicare tax in the case of high-income individuals, estates and trusts.
Our distributions to stockholders will be taxable dividends to the extent of our earnings and profits. Distributions in excess of our earnings and profits will reduce a stockholder’s basis in its stock and will not be taxable except to the extent such distributions exceed the stockholder’s basis in its stock. The tax treatment of our quarterly dividend distributions paid on our common stock to our stockholders during the year ended December 31, 2016 is presented below. All dividend payments were made in cash (in thousands, except for per-share data):

Index to Consolidated Financial Statements

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	% of Total Distribution
Total cash distributed	$4,811	$5,188	$5,191	$5,192
Per-share capital gain	$—	$—	$—	$—	—%
Per-share return of capital	$0.125	$0.135	$0.135	$0.135	100%
Total per-share distribution	$0.125	$0.135	$0.135	$0.135	100%
The amount of distributions paid and the tax treatment thereof in prior periods are not necessarily indicative of amounts anticipated in future periods.
The amount of dividends that we may pay to our common stockholders is determined by our board of directors in its sole discretion and is dependent upon a number of factors, including, but not limited to, our financial condition, our capital requirements, our expectations of future sources of liquidity, current and future economic conditions and market demand for timber and timberlands, and tax considerations, including annual distribution requirements necessary to maintain our status as a REIT under the Code.

The terms of our credit agreement prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than or equal to 45% or we are otherwise in default as defined in the credit agreement. See Note 4 – Note Payable and Line of Credit of our accompanying consolidated financial statements for more information about our credit agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of our common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	—	$—	—	$21.2	million
November 1 - November 30	35,234	$10.43	35,234	$20.8	million
December 1- December 31	—	$—	—	$20.8	million
Total	35,234		35,234

(1)
On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares. During the year ended December 31, 2016, we repurchased approximately 309,000 shares of our common stock for a total of approximately $3.2 million. All purchases of outstanding common shares were made in open-market transactions.

Index to Consolidated Financial Statements

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data as of and for the five years ended December 31, 2016 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 — Financial Statements and Supplementary Data hereof. All amounts are in thousands except for per-share, tonnage, acreage and per-acreage data.

	As of December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$9,108	$8,025	$17,365	$8,614	$11,221
Restricted cash and cash equivalents	$—	$—	$—	$—	$2,050
Total assets	$709,824	$599,095	$564,489	$337,572	$349,081
Total liabilities	$328,754	$188,057	$119,797	$57,640	$138,994
Total stockholders’ equity	$381,070	$411,038	$444,692	$279,932	$210,087
Outstanding debt	$325,656	$185,002	$118,000	$52,160	$132,356

Period End Acres
Fee	467,500	401,200	364,700	247,200	246,300
Lease	32,100	23,800	28,600	30,900	42,500
Total	499,600	425,000	393,300	278,100	288,800

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Total revenues	$81,855	$69,122	$54,311	$32,048	$44,200
Operating income (loss)	$(4,408)	$(4,820)	$3,118	$(8,602)	$(3,700)
Net income (loss)	$(11,070)	$(8,387)	$660	$(13,197)	$(8,871)
Net income (loss) available to common stockholders	$(11,070)	$(8,387)	$660	$(13,557)	$(9,245)
Per-share data—basic and diluted:
Net income (loss) available to common stockholders	$(0.29)	$(0.21)	$0.02	$(1.03)	$(0.73)
Weighted-average common shares outstanding	38,830	39,348	31,568	13,146	12,742

Adjusted EBITDA (1)	$36,486	$32,168	$23,671	$3,469	$15,497

Cash Flow
Net cash provided by (used in) operating activities	$30,849	$28,494	$19,845	$(1,071)	$11,426
Net cash used in investing activities	$(144,765)	$(78,461)	$(238,433)	$(137)	$(18,342)
Net cash provided by (used in) financing activities	$114,999	$40,627	$227,339	$(1,399)	$11,289
Cash dividends paid per common share	$0.53	$0.50	$0.47	$—	$—

Capital Expenditures
Capital expenditures-acquisitions (2)	$141,570	$75,793	$237,527	$1,743	$22,524
Capital expenditures-other	$3,195	$2,668	$906	$444	$531

Index to Consolidated Financial Statements

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Operating Data:
Timber Sales Volume (tons):
Pulpwood	1,360,437	1,131,475	885,980	636,227	697,307
Sawtimber (3)	867,055	708,764	479,460	283,223	358,683
Total	2,227,492	1,840,239	1,365,440	919,450	1,055,990

Delivered % as of total volume	64%	60%	70%	80%	81%
Stumpage % as of total volume	36%	40%	30%	20%	19%

Net timber sales price ($ per ton)
Pulpwood	$14	$13	$13	$12	$10
Sawtimber (3)	$24	$26	$24	$20	$21

Timberland Sales
Gross sales	$12,515	$11,845	$10,650	$2,499	$10,972
Basis of timberland sold	$9,728	$8,886	$5,072	$1,570	$7,188
Acres sold	7,286	6,407	3,761	1,167	6,016
Price per acre	$1,718	$1,849	$2,832	$2,141	$1,824

Timberland Acquisitions
Gross acquisitions (4)	$141,013	$73,305	$235,158	$1,404	$20,474
Timberland acquisitions, in acres	81,938	42,905	121,612	1,786	30,199
Price per acre ($/acre)	$1,721	$1,709	$1,934	$786	$678

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Adjusted EBITDA” for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure to net income (loss).

(2)	Includes transaction costs.

(3)	Includes chip-n-saw and sawtimber.

(4)	Exclusive of transaction costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 – Selected Financial Data above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview

We strive to deliver superior long-term returns for our stockholders through disciplined acquisitions, sustainable harvest, and well-timed sales. Our immediate emphasis is to grow through selective acquisitions in high demand fiber basket markets and to efficiently integrate the new acquisitions. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on prime timberlands as well as opportunistic land sales to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of the forest.

During 2016, we continued to execute our business growth strategy as we completed six separate transactions in the U.S. South, acquiring approximately 81,900 acres of high-quality timberland. Our 2016 timberland acquisitions added

Index to Consolidated Financial Statements

approximately 3.7 million tons to our merchantable inventory, comprised of 71% pine plantations by acreage and 46% sawtimber by tons. In aggregate, they are expected to increase our annual harvest volumes by 400,000 to 475,000 tons over the next decade. These acquisitions complement our existing timberland portfolio and continue the expansion of our customer base into new markets within the U.S. South.

On June 15, 2016, we completed our largest timberland transaction (the "Carolinas Midlands III transaction") since our listing on the NYSE, acquiring approximately 51,700 acres in South Carolina for $101.4 million, including closing costs. The Carolinas Midlands III transaction adds approximately 2.0 million tons to our merchantable inventory, comprised of 70% pine plantations by acreage and 49% sawtimber by tons. The property is expected to add between 250,000 to 300,000 tons (4.8 to 5.8 tons per acre) to our annual harvest over the next decade. The Carolinas Midlands III transaction was funded with proceeds from our 2014 Multi-Draw Term Facility. We also assumed 96 recreational leases which cover approximately 51,600 acres (99.8% of acreage acquired) and provide approximately $0.5 million in revenue annually.

For more information on our current timberland portfolio, see Item 2 – Properties.

Timber Agreements

A substantial portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. WestRock purchased approximately 485,000 tons under the Mahrt Timber Agreements, which exceeded the minimum requirement of 441,000 tons. For the years ended December 31, 2016, 2015, and 2014, approximately 17%, 23%, and 34%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. The percentage of our annual net timber sales revenue derived from WestRock continues to decrease as a result of our recent acquisitions and expansion of our customer base. See Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

In connection with the Carolinas Midlands III transaction, we assumed the Carolinas Supply Agreement which requires us to harvest and sell agreed-upon pulpwood volumes to a third-party mill which they are required to purchase at defined market prices. Through its expiration on November 3, 2026, the Carolinas Supply Agreement is expected to contribute 100,000 to 150,000 tons of the volumes expected to be added by the Carolinas Midlands III transaction. During the year ended December 31, 2016, we sold approximately 88,000 tons under the Carolinas Supply Agreement, while we were required to sell approximately 72,000 tons. For the year ended December 31, 2016, approximately 4% of our net timber sales revenue was derived from the Carolinas Supply Agreement.

2017 Outlook

For full-year 2017, we project a net loss of between $16 million and $17 million, primarily from depletion expenses. We anticipate Adjusted EBITDA to register between $37 million and $41 million, after adding back $31 million to $34 million of depletion expense, $10 million to $12 million of land sale book basis, $3 million of stock-based compensation expense, and $10 million of interest expense. We expect to monetize 1% to 2% of our fee timberland acreage pursuant to our land sales program, resulting in timberland sales revenue between $14.0 million and $16.0 million. Capital expenditures (excluding timberland acquisitions) for 2017 are expected to be between $4.5 million and $5.5 million. We will continue our deliberate growth strategy for new acquisitions by targeting:

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
We believe that we have access to adequate capital resources to achieve our growth targets for 2017 with the credit facilities available under the 2014 Amended Credit Agreement (see Liquidity and Capital Resources for details).

Index to Consolidated Financial Statements

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

The U.S. economy as well as the housing market continued to show modest improvement in 2016. According to the U.S. Bureau of Economic Analysis, the real gross domestic product increased by 1.6% in 2016, which is down in comparison to the increase of 2.6% in 2015. The U.S. Census Bureau estimated that 1.17 million housing units were started in 2016 as compared to 1.11 million housing units in 2015, up by 4.9%. We continue to believe that housing starts will show modest and gradual improvement, but that in 2017, the surplus log inventory in the market will not allow for significant improvement in our sawtimber pricing. For 2017, we anticipate pulpwood and sawtimber prices to remain steady.

In the markets in which we operate, our net stumpage pricing stayed flat for the year ended 2016 as compared to year ended 2015. Compared to the same periods in 2015, our pulpwood pricing improved while sawtimber pricing was lower. The higher pulpwood pricing was due to increases in demand as a result of significant wet weather in the U.S. South during the first half of 2016. Our pulpwood prices also benefited from our continued expansion into the South Carolina and Coastal Georgia markets, which offered some of the highest pulpwood prices in the U.S. South. Our sawtimber pricing was lower partly due to higher mix of chip-n-saw in our harvest volume for the year ended 2016 as compared to the year ended 2015. Additionally, we opportunistically took advantage of a stronger lumber market during the first half of 2015 and realized better sawtimber prices. The changes we realized in our pulpwood and sawtimber pricing are consistent with the changes reported in South-wide Average pricing by TimberMart-South.

Liquidity and Capital Resources

Overview

Cash flows generated from our operations are primarily used to fund recurring expenditures and distributions to our stockholders. In the second quarter of 2016, we raised our quarterly distribution rate from $0.125 per share to $0.135 per share. Collectively, we paid a distribution of $0.53 per share in 2016, totaling $20.4 million. During the same period, we generated net cash from operations of $30.8 million. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing timberland portfolio. In determining the amount of distributions to common stockholders, we also consider our financial condition, our expectations of future sources of liquidity, current and future economic conditions, market demand for timber and timberlands, and tax conditions, including the annual distribution requirements necessary to maintain our status as a REIT under the Code.
In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures that enhance productivity of our timberlands. Any remaining cash generated from operations may be used to partially fund timberland acquisitions and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash from operations or existing debt availability; however, proceeds from future debt financings and equity offerings may be used to fund capital expenditures, acquire new timberland properties and pay down existing and future borrowings.

Index to Consolidated Financial Statements

Short-Term Liquidity and Capital Resources

For the year ended December 31, 2016, net cash provided by operating activities was $30.8 million, a $2.4 million increase from the year ended December 31, 2015, primarily driven by a $6.2 million increase in net cash receipts from timber sales as a result of an increase in harvest volume due to recent acquisitions and a $0.9 million increase in net cash receipts from timberland sales due to an increase in the number of acres sold, offset by an approximately $3.9 million increase in cash paid for interest and increases in general and administrative expenses, other operating expenses, and forestry management expenses due to the growth of our business.

For the year ended December 31, 2016, cash used to acquire timberlands was $141.6 million (including transaction costs), a $65.8 million increase from the year ended December 31 2015, as we acquired 39,000 more acres in 2016 than in 2015. We used $3.2 million in other capital expenditures during the year ended December 31, 2016, a $0.5 million increase from the year ended December 31, 2015, primarily due to increased reforestation expenses and mainline road construction as a result of growth in harvest activities.

Net cash provided by financing activities for the year ended December 31, 2016 was $115.0 million, a $74.4 million increase from the year ended December 31, 2015. Our borrowings net of repayments and our financing costs paid increased by $73.7 million and $1.1 million, respectively, as a result of an increase in timberland acquisitions in 2016. We paid $0.8 million more in dividends during 2016 as a result of an increase in our quarterly distribution rate as noted above, while we paid $2.6 million less for share repurchases in 2016 as a result of an increase in the share price of our common stock and, therefore, fewer repurchases through the period.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next twelve months. As of December 31, 2016, we had a cash balance of $9.1 million and had access to $174.3 million of additional borrowing availability under the 2014 Amended Credit Facilities (see 2014 Amended Credit Facilities below).

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from land sales, proceeds from secured or unsecured financings from banks and other lenders, and public offerings of our common stock. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, and stockholder distributions.

In 2014, we filed a universal shelf-registration statement with the SEC (see Shelf Registration below), which provides us with future flexibility to offer a variety of debt and equity securities, from time-to-time, in one or more offerings. Currently, we do not have any immediate plans to utilize the universal shelf registration statement.

Contractual Obligations and Commitments

As of December 31, 2016, our contractual obligations are as follows:

(in thousands)	Payments Due by Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Debt obligations (1)	$325,656	$—	$—	$225,656	$100,000
Estimated interest on debt obligations (1) (2)	60,168	10,059	20,118	20,118	9,873
Operating lease obligations	3,305	631	1,158	1,053	463
Other liabilities (3)	508	104	184	156	64
Total	$389,637	$10,794	$21,460	$246,983	$110,400

Index to Consolidated Financial Statements

(1)
Represents respective obligations under the 2014 Amended Credit Agreement as of December 31, 2016. $100 million of which was outstanding under the 2014 Term Loan Facility and $226 million of which was outstanding under the 2014 Multi-Draw Term Facility (see 2014 Amended Credit Facilities below).

(2)	Amounts include impact of two interest rate swaps. See Note 5 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

2014 Amended Credit Facilities

On December 23, 2014, we entered into a fourth amended and restated credit agreement, which we amended and restated as of May 13, 2016 (as amended, the “2014 Amended Credit Agreement") with CoBank, AgFirst, Rabobank and certain other financial institutions. The 2014 Amended Credit Agreement provides for borrowing under credit facilities currently consisting of:

•	a $35 million revolving credit facility (the “2014 Revolving Credit Facility”),

•	a $365 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”), and

•	a $100 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Agreement provides that the 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by an additional $110 million. The table below presents the details of our 2014 Amended Credit Facilities as of December 31, 2016:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate (1)	Unused Commitment Fee	Outstanding Balance	Total Availability	Remaining Availability
2014 Revolving Credit Facility	12/23/2019	LIBOR + 2.25%	0.30%	$—	$35,000	$35,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	0.30%	225,656	365,000	$139,344
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Total				$325,656	$500,000	$174,344

(1)	The applicable LIBOR margin on the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility ranges from 1.75% to 2.75%, depending on the LTV ratio.

Patronage

As a result of entering into the 2014 Amended Credit Agreement, we have become eligible to receive annual patronage refunds from our lenders. The annual patronage refund is dependent on the weighted average debt balance with each participating lender (the "Patronage Banks"), as calculated by CoBank, for the respective fiscal year under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility (the "Patronage Loans"), as well as the financial performance of the Patronage Banks.

In March 2016, we received a patronage refund of $1.2 million on our borrowings under the Patronage Loans that were outstanding during 2015. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' board of directors and then only if the Patronage Banks' minimum capital standards are met. The Patronage Banks targeted equity threshold for redemption is based on a percentage of the five-year historical average loan balance. As of December 31, 2016, we have $2.3 million in accrued patronage receivables that are expected to be received from CoBank in March 2017.

Debt Covenants

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

Index to Consolidated Financial Statements

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires that we maintain a FCCR of not less than 1.05:1; and

•	requires maintenance of a minimum liquidity balance of no less than $20.0 million at any time.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of December 31, 2016.

Shelf Registration

On June 20, 2014, we filed a universal shelf registration statement (the "Shelf Registration") on Form S-3 with the SEC, which was declared effective on July 2, 2014. The Shelf Registration provides us with future flexibility to offer, from time-to-time, of up to $600 million in an undefined combination of common stock, preferred stock, debt securities, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. As of December 31, 2016, we have approximately $431.1 million remaining under the Shelf Registration.

Share Repurchase Program

On August 7, 2015, our board of directors approved a stock repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the program at any time. During the year ended December 31, 2016, we repurchased 308,775 shares of our common stock at an average price of $10.36 per share for a total of approximately $3.2 million. We may purchase up to an additional $20.8 million under the program.

All common stock purchases under the stock repurchase program were made in open-market transactions and were funded with cash on-hand. We can borrow up to $25.0 million under the 2014 Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Dividends

On February 14, 2017, our board of directors declared a cash dividend of $0.135 per share for its Class A common stock for stockholders of record on February 28, 2017, payable on March 16, 2017. The amount of future dividends that we may pay to our common stockholders will be determined by our board of directors (as described in the Overview section above).

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber sales volumes, net timber sales prices, timberland sales, and changes in the levels and composition for each of the years ended December 31, 2016, 2015, and 2014 are shown in the following tables:

Index to Consolidated Financial Statements

	Years Ended December 31,		Change
	2016	2015	%
Timber sales volume (tons)
Pulpwood	1,360,437	1,131,475	20%
Sawtimber (1)	867,055	708,764	22%
	2,227,492	1,840,239	21%

Harvest Mix
Pulpwood	61%	61%
Sawtimber (1)	39%	39%

Net timber sales price (per ton) (2)
Pulpwood	$14	$13	5%
Sawtimber (1)	$24	$26	(7)%

Timberland sales
Gross sales (000's)	$12,515	$11,845
Sales volumes (acres)	7,286	6,407
Sales price (per acre)	$1,718	$1,849

	Years Ended December 31,		Change
	2015	2014	%
Timber sales volume (tons)
Pulpwood	1,131,475	885,980	28%
Sawtimber (1)	708,764	479,460	48%
	1,840,239	1,365,440	35%

Harvest Mix
Pulpwood	61%	65%
Sawtimber (1)	39%	35%

Net timber sales price (per ton) (2)
Pulpwood	$13	$13	(1)%
Sawtimber (1)	$26	$24	6%

Timberland sales
Gross sales (000's)	$11,845	$10,650
Sales volumes (acres)	6,407	3,761
Sales price (per acre)	$1,849	$2,832

(1)	Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014.

Index to Consolidated Financial Statements

Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015

Revenues. Revenues increased to $81.9 million for the year ended December 31, 2016 from $69.1 million for the year ended December 31, 2015 primarily due to an increase in timber sales revenue of $12.2 million, an increase in timberland sales revenue of $0.7 million, offset by a decrease in other revenues of $0.1 million. Timber sales revenue increased by 23%, mainly due to an increase in harvest volume as a result of incremental harvest on properties acquired in the past 12 months. During the year ended December 31, 2016, we generated $9.2 million of timber sales revenue from properties acquired within the last 12 months, predominantly driven by harvest in South Carolina.

Details of timber sales by product for the years ended December 31, 2015 and 2016 are shown in the following table:

	For the Year Ended December 31, 2015	Changes attributable to:		For the Year Ended December 31, 2016
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$27,860	$959	$6,150	$34,969
Sawtimber (2)	24,977	(784)	5,873	30,066
	$52,837	$175	$12,023	$65,035

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue increased due to selling more acres in 2016. Our average sales price per acre on timberland sales was down in 2016 as we retained the harvest rights to approximately 113,000 tons of merchantable timber on the acreage sold, which had a book value of $2.6 million. Other revenues decreased due to receiving $0.5 million in easement income during 2015, offset by having more acreage under recreational leases due to the growth of our timberland portfolio.

Operating expenses. Contract logging and hauling costs increased to $25.9 million for the year ended December 31, 2016 from $19.9 million for the year ended December 31, 2015 as a result of a 28% increase in delivered sales volume. The delivered sales volume increase was predominantly driven by the implementation of delivered wood sales on properties acquired since our listing in 2013. Delivered sales volume as a percentage of our total harvest volume increased to 64% in 2016 from 60% in 2015.

Depletion expense increased by 7% to $28.9 million in 2016 from $27.1 million in 2015, due to a 21% increase in harvest volume offset by lower blended depletion rates. We calculate depletion rates by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practice. Therefore, we generally expect our depletion rates of our current portfolio to decrease over time.

Costs of timberland sales increased to $10.4 million for the year ended December 31, 2016 from $9.7 million for the year ended December 31, 2015 due to selling more acres. Other operating expenses increased to $5.0 million for the year ended December 31, 2016 from $4.3 million for the year ended December 31, 2015, primarily as a result of higher property taxes and other costs associated with having more acres under management. Additionally, we incurred approximately $0.4 million in casualty losses relating to recently planted seedlings and trees that were lost as a result of the severe drought experienced throughout much of the U.S. South during the second half of 2016.

Forestry management fees increased to $6.1 million for the year ended December 31, 2016 from $4.5 million for the year ended December 31, 2015. Of the $1.6 million increase, $0.8 million was attributable to increased forestry management fees to our forest managers as a result of the growth of our timberland portfolio and increases in net timber revenue. The remaining $0.8 million was attributable to higher cash and non-cash compensation costs for our forest management staff due to increases in headcount as well incremental stock-based compensation costs from the

Index to Consolidated Financial Statements

implementation of the 2016 LTIP program (See Note 9 – Stock Based Compensation in the accompanying consolidated financial statements).

General and administrative expenses increased to $9.3 million for the year ended December 31, 2016 from $7.7 million for the year ended December 31, 2015, primarily due to an increase in non-cash compensation costs as well as expenses related to corporate initiatives.

Interest expense. Interest expense increased to $6.7 million for the year ended December 31, 2016 from $3.6 million for the year ended December 31, 2015, primarily due to a higher average debt balance through the period and higher interest rates, offset by an increase in accrued patronage refunds of $1.1 million. Our interest rates increased in 2016 due to increases in LIBOR rates and a higher applicable LIBOR margin under the 2014 Amended Credit Facilities, See Note 4 – Note Payable and Line of Credit of our accompanying consolidated financial statements for additional information regarding patronage refunds.

Net loss. Our net loss increased to $11.1 million for the year ended December 31, 2016 from $8.4 million for the year ended December 31, 2015 due to a $3.1 million increase in our interest expense offset by a $0.4 million decrease in our operating loss. Our net loss per share for the years ended December 31, 2016 and 2015 were $0.29 and $0.21, respectively. We anticipate future net income or losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, and interest expense based on our level and costs of current and future borrowings.

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014

Revenues. Revenues increased to $69.1 million for the year ended December 31, 2015 from $54.3 million for the year ended December 31, 2014, primarily due to an increase in timber sales revenue of $12.2 million, an increase in timberland sales revenue of $1.2 million and an increase of $1.4 million in other revenues. Timber sales revenue increased by 30%, mainly due to an increase in harvest volume as a result of incremental harvest on new properties.

Details of timber sales by product for the years ended December 31, 2014 and 2015 are shown in the following table:

	For the Year Ended December 31, 2014	Changes attributable to:		For the Year Ended December 31, 2015
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$23,800	$(203)	$4,263	$27,860
Sawtimber (2)	16,835	336	7,806	24,977
	$40,635	$133	$12,069	$52,837

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

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

Operating expenses. Contract logging and hauling costs increased to $19.9 million for the year ended December 31, 2015 from $17.3 million for the year ended December 31, 2014 as a result of a 16% increase in delivered sales volume. Delivered sales volume as a percentage of our total harvest volume decreased to 60% in 2015 from 70% in 2014. Depletion expense increased by 83% to $27.1 million in 2015 from $14.8 million in 2014, due to a 35% increase in harvest volume and higher blended depletion rates. As a result of changing to the straight-line depletion method in the first quarter of 2015, depletion expense on our long-term fee timber was $4.5 million higher than it would have been under our previous depletion method.

Index to Consolidated Financial Statements

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

General and administrative expenses increased to $7.7 million for the year ended December 31, 2015 from $6.2 million for the year ended December 31, 2014 due to higher compensation costs and legal fees. Compensation costs increased by $1.1 million, due to a $0.4 million increase as a result of new restricted stock issuances under the LTIP and a $0.7 million increase as a result of an increase in the number of full-time employees due to the growth of our business. Legal costs increased by $0.3 million primarily due to receiving a net insurance recovery claim of $0.4 million in 2014 under our director and officer insurance policy for costs and expenses associated with the SEC's investigation into Wells Investment Securities, Inc., the dealer-manager of our two completed non-listed public offerings, and us. In March 2016, the SEC concluded its investigation, and we were not accused of any wrongdoing by the SEC.

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

Net loss. We incurred a $8.4 million net loss for the year ended December 31, 2015 as compared to generating net income of $0.7 million for the year ended December 31, 2014 due to a $7.9 million decrease in our operating income, a $0.9 million increase in our interest expense, and a $0.2 million decrease in interest income. We sustained a net loss for the year ended December 31, 2015 primarily as result of the change in our depletion method (see above) and incurring interest expense of approximately $3.6 million in connection with borrowings used to finance the purchase of our timberlands. Our net loss per share was to $0.21 for the year ended December 31, 2015 compared to net income per share of $0.02 for the year ended December 31, 2014.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance and ability to satisfy lender requirements. EBITDA is a non-GAAP measure of operating performance. EBITDA is defined by the SEC; however, we have excluded certain other expenses due to their non-cash nature, and we refer to this measure as Adjusted EBITDA. As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be viewed as an alternative to net income or cash from operations as measurements of our operating performance. Due to the significant amount of timber assets subject to depletion and the significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial condition. Our credit agreement contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments.

For the year ended December 31, 2016, Adjusted EBITDA was $36.5 million, a $4.3 million increase from the year ended December 31, 2015, primarily due to a $6.2 million increase in net timber sales, a $0.9 million increase in revenue from net timberland sales, offset by a decrease in other revenues and increases in general and administrative expenses, other operating expenses, and forestry management fees.

Index to Consolidated Financial Statements

Our reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2016, 2015, and 2014 follows:

(in thousands)	2016	2015	2014
Net income (loss)	$(11,070)	$(8,387)	$660
Add:
Depletion	28,897	27,091	14,788
Basis of timberland sold	9,728	8,886	5,072
Amortization (1)	1,093	765	836
Stock-based compensation expense	1,724	889	418
Interest expense (1)	5,753	2,924	1,897
Basis of casualty loss	361	—	—
Adjusted EBITDA	$36,486	$32,168	$23,671

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 2009. To qualify to be taxed as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify to be taxed as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for that year and for the four years following the year during which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Inflation

Our timber agreements provide that we will sell specified amounts of timber subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation; however, we have not noticed a significant impact from inflation on our revenues, net sales, or income from continuing operations. See Item 1 – Business for additional information regarding the material terms of our timber agreements.

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

Index to Consolidated Financial Statements

A discussion of the accounting policies that management deems critical because they may require complex judgment in their application or otherwise require estimates about matters that are inherently uncertain, is provided below.
Timber Assets
Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated amortization. We capitalize timber and timberland purchases. Reforestation costs, including all costs associated with stand establishment, such as site preparation, cost of seedlings, fertilization, and herbicide application, are capitalized and tracked as premerchantable timber assets by vintage year. Annually, capitalized reforestation costs for timber that has reached a merchantable age is reclassified into merchantable timber inventory and are depleted as harvested. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
Depletion
We recognize depletion expense as timber is harvested using the straight-line method. Depletion rates are established at least annually by dividing the remaining merchantable inventory book value by current merchantable timber inventory volume. We changed the depletion method on our long-term timber from normalized depletion method to the straight-line method effective January 1, 2015. We believe that the straight-line method is preferable as it is based on the actual costs recorded and actual merchantable timber volume as of the date that the depletion rates are determined. The straight-line method is less reliant on subjective and complex estimates of future costs and expected timber growth that were involved in the normalized depletion method.

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

Related-Party Transactions and Agreements

We previously operated as an externally advised REIT, advised by Wells Timberland Investment Management Organization, or Wells TIMO, a subsidiary of Wells Real Estate Funds (collectively, "Wells"). On October 25, 2013, we terminated our advisory agreement with Wells TIMO, our former advisor, and hired the employees necessary to perform the corporate management functions previously performed by our former advisor. During the year ended December 31, 2014, we were party to two agreements with Wells: (1) a transition services agreement and (2) a sublease agreement. Since June 30, 2014, we have had no contractual relationship with Wells. See Note 12 – Related-Party Transactions and Agreements of our accompanying consolidated financial statements for details of our related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 – Commitments and Contingencies of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Mahrt Timber Agreements;

•	Timberland operating agreements with FRC and AFM;

•	Obligations under operating leases; and

•	Litigation.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events
See Note 16 – Subsequent Events of our accompanying consolidated financial statements for details of events and transactions occurring after the year ended December 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of entering into the 2014 Amended Credit Agreement, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into two interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of December 31, 2016, the outstanding balance of the 2014 Amended Credit Agreement was $326 million, $100 million of which was outstanding under the 2014 Term Loan Facility and $226 million of which was outstanding under the 2014 Multi-Draw Term Facility. The 2014 Term Loan Facility matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, while the 2014 Multi-Draw Term Facility matures on December 23, 2021 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin ranging from 1.75% to 2.75%, depending on the LTV Ratio.

On December 24, 2014, in connection with entering into the 2014 Amended Credit Agreement, we entered into an interest rate swap (the "2014 Rabobank Swap") with a notional amount of $35.0 million, which became effective on December 23, 2014. Under the terms of the 2014 Rabobank Swap, we pay interest at a fixed rate of 2.395% per annum to Rabobank and receive one-month LIBOR-based interest payments from Rabobank between December 23, 2014 and December 23, 2024.

On August 11, 2016, we entered into an interest rate swap (the "2016 Rabobank Swap") with a notional amount of $45.0 million, which became effective on August 23, 2016. Under the terms of the 2016 Rabobank Swap, we pay interest at a fixed rate of 1.28% per annum to Rabobank and receive one-month LIBOR-based interest payments from Rabobank between August 23, 2014 and December 23, 2024.

As of December 31, 2016 after consideration of the interest rate swaps, $246 million of our total debt outstanding is subject to an effectively variable interest rate while the remaining $80 million is subject to an effectively fixed-interest rate. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our effectively variable-rate and effectively fixed-rate debt outstanding as of December 31, 2016, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$225,656	$20,000	$245,656
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$80,000	$80,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	2.99%	2.51%	2.95%
Effectively fixed-rate debt	—%	—%	—%	—%	—%	3.52%	3.52%

Index to Consolidated Financial Statements

As of December 31, 2016, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.09%. A 1.0% change in interest rates would result in a change in interest expense of approximately $2.5 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of the 2014 Amended Credit Agreement and acquisition of timberland properties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth, beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2016, 2015, or 2014.

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

Index to Consolidated Financial Statements

that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2016. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management believes that, as of December 31, 2016, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

Deloitte & Touche LLP, an independent registered public accounting firm and the auditor of our consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 and issued an attestation report. The report appears on page F-3 within Item 15 — Exhibits and Financial Schedules of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2016, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Index to Consolidated Financial Statements

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A list of our executive officers is found in the Executive Officers of the Registrant section of Item 1 – Business. The other information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 11    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

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
(b)        See (a) 3 above.
(c)        See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of March 2017.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	March 3, 2017	By:	/s/ JERRY BARAG
Jerry Barag President, Chief Executive Officer, and Director

Signature	Title	Date

/S/ JERRY BARAG	President, Chief Executive Officer, and Director	March 3, 2017
Jerry Barag

/S/ BRIAN M. DAVIS	Senior Vice President, Chief Financial Officer,	March 3, 2017
Brian M. Davis	Treasurer, Assistant Secretary, and
Principal Accounting Officer

/S/ JOHN F. RASOR	Chief Operating Officer, Secretary and Director	March 3, 2017
John F. Rasor

/S/ WILLIS J. POTTS, JR.	Chairman of the Board	March 3, 2017
Willis J. Potts, Jr.

/S/ DONALD S. MOSS	Independent Director	March 3, 2017
Donald S. Moss

/S/ HENRY G. ZIGTEMA	Independent Director	March 3, 2017
Henry G. Zigtema

/S/ DOUGLAS D. RUBENSTEIN	Independent Director	March 3, 2017
Douglas Rubenstein

/S/ PAUL S. FISHER	Independent Director	March 3, 2017
Paul S. Fisher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CatchMark Timber Trust, Inc.

We have audited the accompanying consolidated balance sheets of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CatchMark Timber Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company elected to change its method of accounting for depletion during the year ended December 31, 2015.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CatchMark Timber Trust, Inc.

We have audited the internal control over financial reporting of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 3, 2017

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$9,108	$8,025
Accounts receivable	3,882	2,562
Prepaid expenses and other assets	4,815	3,277
Deferred financing costs	313	354
Timber assets (Note 3):
Timber and timberlands, net	691,687	584,854
Intangible lease assets, less accumulated amortization of $938 and $934 as of December 31, 2016 and 2015, respectively	19	23
Total assets	$709,824	$599,095

Liabilities:
Accounts payable and accrued expenses	$4,393	$3,307
Other liabilities	3,610	3,703
Note payable and line of credit, less net deferred financing costs (Note 4)	320,751	181,047
Total liabilities	328,754	188,057

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 and 900,000 shares authorized; 38,797 and 38,975 shares issued and outstanding as of December 31, 2016 and 2015, respectively	388	390
Additional paid-in capital	605,728	607,409
Accumulated deficit and distributions	(226,793)	(195,341)
Accumulated other comprehensive income (loss)	1,747	(1,420)
Total stockholders’ equity	381,070	411,038
Total liabilities and stockholders’ equity	$709,824	$599,095
See accompanying notes.

Index to Consolidated Financial Statements

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Timber sales	$65,035	$52,837	$40,635
Timberland sales	12,515	11,845	10,650
Other revenues	4,305	4,440	3,026
	81,855	69,122	54,311
Expenses:
Contract logging and hauling costs	25,918	19,911	17,322
Depletion	28,897	27,091	14,788
Cost of timberland sales	10,405	9,747	5,558
Forestry management expenses	6,092	4,495	3,567
General and administrative expenses	9,309	7,667	6,185
Land rent expense	625	736	831
Other operating expenses	5,017	4,295	2,942
	86,263	73,942	51,193
Operating income (loss)	(4,408)	(4,820)	3,118

Other income (expense):
Interest income	44	6	177
Interest expense	(6,706)	(3,573)	(2,635)
	(6,662)	(3,567)	(2,458)
Net income (loss)	$(11,070)	$(8,387)	$660

Weighted-average common shares outstanding —basic and diluted	38,830	39,348	31,568
Per-share information—basic and diluted:
Net income (loss)	$(0.29)	$(0.21)	$0.02

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(11,070)	$(8,387)	$660
Other comprehensive income (loss):
Market value adjustment to interest rate swap	3,167	(564)	(1,125)
Comprehensive loss	$(7,903)	$(8,951)	$(465)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for per-share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	13,900	$139	9,493	$95	$432,117	$(152,688)	$269	$279,932
Issuance of common stock pursuant to:
Listed Public Offerings	15,954	160	—	—	190,062	—	$—	190,222
Long-term incentive plan, net of amounts withheld for income taxes	10	—	—	—	381	—	$—	381
Conversion to Class A Shares	6,329	63	(6,329)	(63)	—	—	$—	—
Dividends on common stock ($0.47 per share)	—	—	—	—	—	(15,336)	$—	(15,336)
Stock issuance cost	—	—	—	—	(10,042)	—	—	(10,042)
Net income	—	—	—	—	—	660	—	660
Other comprehensive loss	—	—	—	—	—	—	(1,125)	(1,125)
Balance, December 31, 2014	36,193	$362	3,164	$32	$612,518	$(167,364)	$(856)	$444,692
Issuance of common stock pursuant to:
Long-term incentive plan, net of amounts withheld for income taxes	202	2	—	—	889	—	—	891
Conversion to Class A Shares	3,164	32	(3,164)	(32)	—	—	—	—
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(19,590)	—	(19,590)
Repurchase of common stock	(584)	(6)	—	—	(5,998)	—	—	(6,004)
Net loss	—	—	—	—	—	(8,387)	—	(8,387)
Other comprehensive loss	—	—	—	—	—	—	(564)	(564)
Balance, December 31, 2015	38,975	$390	—	$—	$607,409	$(195,341)	$(1,420)	$411,038
Issuance of common stock pursuant to:
Long-term incentive plan, net of forfeitures and amounts withheld for income taxes	131	1	—	—	1,524	—	—	1,525
Dividends on common stock ($0.53 per share)	—	—	—	—	—	(20,382)	—	(20,382)
Repurchase of common stock	(309)	(3)	—	—	(3,205)	—	—	(3,208)
Net loss	—	—	—	—	—	(11,070)	—	(11,070)
Other comprehensive income	—	—	—	—	—	—	3,167	3,167
Balance, December 31, 2016	38,797	$388	—	$—	$605,728	$(226,793)	$1,747	$381,070
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(11,070)	$(8,387)	$660
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	28,897	27,091	14,788
Basis of timberland sold	9,728	8,886	5,072
Stock-based compensation expense	1,724	889	418
Noncash interest expense	954	648	738
Other amortization	139	117	98
Basis of casualty loss	361	—	—
Changes in assets and liabilities:
Accounts receivable	(1,201)	(1,764)	(204)
Prepaid expenses and other assets	(224)	187	619
Accounts payable and accrued expenses	1,141	985	(998)
Other liabilities	400	(158)	(1,346)
Net cash provided by operating activities	30,849	28,494	19,845

Cash Flows from Investing Activities:
Timberland acquisitions	(141,570)	(75,793)	(237,527)
Capital expenditures (excluding timberland acquisitions)	(3,195)	(2,668)	(906)
Net cash used in investing activities	(144,765)	(78,461)	(238,433)

Cash Flows from Financing Activities:
Proceeds from notes payable	143,500	67,500	320,750
Repayment of notes payable	(2,846)	(498)	(254,910)
Financing costs paid	(1,866)	(781)	(3,302)
Issuance of common stock	—	—	190,222
Dividends paid to common stockholders	(20,382)	(19,590)	(15,336)
Repurchase of common stock	(3,407)	(6,004)	(43)
Other offering costs paid	—	—	(10,042)
Net cash provided by financing activities	114,999	40,627	227,339
Net increase (decrease) in cash and cash equivalents	1,083	(9,340)	8,751
Cash and cash equivalents, beginning of period	8,025	17,365	8,614
Cash and cash equivalents, end of period	$9,108	$8,025	$17,365

See accompanying notes.

Index to Consolidated Financial Statements

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015, AND 2014

1.	Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT), a Maryland corporation, primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the southeastern United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust incorporated in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly-owned subsidiary of CatchMark Timber Trust formed in 2013, is the sole limited partner of CatchMark Timber OP (see Note 7 – Noncontrolling Interest for more information). In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”) was formed as a wholly owned subsidiary of CatchMark Timber OP. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of CatchMark Timber Trust have been prepared in accordance with GAAP and shall include the accounts of any VIE in which CatchMark Timber Trust or its subsidiaries is deemed the primary beneficiary. With respect to entities that are not VIEs, CatchMark Timber Trust’s consolidated financial statements shall also include the accounts of any entity in which CatchMark Timber Trust or its subsidiaries owns a controlling financial interest and any limited partnership in which CatchMark Timber Trust or its subsidiaries owns a controlling general partnership interest. In determining whether a controlling interest exists, CatchMark Timber Trust considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors.

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
Fair Value Measurements
CatchMark Timber Trust estimates the fair value of its assets and liabilities where currently required under GAAP consistent with the provisions of the accounting standard for fair value measurements and disclosures. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

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

Accounts Receivable

Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2016 and 2015, no allowances have been provided against accounts receivable. As of December 31, 2016 and 2015, CatchMark Timber Trust has recorded $2.3 million and $1.3 million of estimated patronage refunds due from CoBank as accounts receivable, respectively (please refer to Note 4 – Note Payable and Line of Credit for further information regarding patronage refunds).

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid rent, insurance, and operating costs, equipment and furniture, net of accumulated depreciation, and deferred costs associated with pending acquisitions. Prepaid expenses are expensed over the applicable usage period or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Deferred financing costs relating to the outstanding debt are presented as a direct deduction from the carrying amount of the related debt liability on the accompanying consolidated balance sheets, where costs associated with the line of credit agreement are presented as an asset on the accompanying consolidated balance sheets.
For further information regarding our credit agreements, outstanding balance of debt and associated deferred financing costs, please refer to Note 4 – Note Payable and Line of Credit. CatchMark Timber Trust recognized amortization of deferred financing costs for the years ended December 31, 2016, 2015, and 2014 of approximately $0.9 million, $0.6 million, and $0.7 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Timber Assets
Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. CatchMark Timber Trust capitalizes timber and timberland purchases. Reforestation costs, including all costs associated with stand establishment, such as site preparation, cost of seedlings, fertilization, and herbicide application, are capitalized and tracked as premerchantable timber assets by vintage year. Annually, capitalized reforestation costs for timber that has reached a merchantable age is reclassified into merchantable

Index to Consolidated Financial Statements

timber inventory and are depleted as harvested. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
Depletion
CatchMark Timber Trust recognizes depletion expense as timber is harvested using the straight-line method. Depletion rates are established at least annually by dividing the remaining merchantable inventory book value by current merchantable timber inventory volume. CatchMark Timber Trust changed the deletion method on its long-term timber from normalized depletion method to the straight-line method effective January 1, 2015. Management believes that the straight-line method is preferable as it is based on the actual costs recorded and actual merchantable timber volume as of the date that the depletion rates are determined. The straight-line method is less reliant on subjective and complex estimates of future costs and expected timber growth that were involved in the normalized depletion method. In accordance with ASC 250, CatchMark Timber Trust determined that the change in depletion method was a change in accounting estimate effected by a change in accounting principle, and accordingly, the straight-line method was applied on a prospective basis.

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

Index to Consolidated Financial Statements

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
Interest Rate Swaps

CatchMark Timber Trust has entered into two interest rate swaps to mitigate its exposure to changing interest rates on variable rate debt instruments. CatchMark Timber Trust does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of hedges, if any, are recognized in current earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swap in the consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.

CatchMark Timber Trust applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair value of the interest rate swaps, classified under Level 2, was determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of CatchMark Timber Trust's credit standing, credit risk of counterparties, and reasonable estimates about relevant future market conditions.

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

Index to Consolidated Financial Statements

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

Stock-based Compensation
CatchMark Timber Trust issues equity-based awards to its independent directors and employees pursuant to its LTIP. Stock-based compensation is measured by the fair value of the respective award on the date of grant or modification. Expenses are recognized over the requisite service period of each award and reported as either forestry management expenses or as general and administrative expenses. See Note 9 – Stock Based Compensation for more information.

Earnings Per Share

Basic earnings (loss) per share available to common stockholders is calculated as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common stockholders is calculated as net income (loss) less dividends payable to or accumulated to preferred stockholders. Diluted earnings (loss) per share available to common stockholders equals basic earnings per share available to common stockholders, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. Basic and diluted earnings (loss) per share were the same for all periods presented. For the year ended December 31, 2016, CatchMark Timber Trust excluded the impact of the RSUs outstanding from the weighted average shares outstanding calculation, as their impact was anti-dilutive. If these securities were not anti-dilutive, weighted average shares outstanding would be 53,000 shares higher than reported.
Income Taxes

CatchMark Timber Trust has elected to be taxed as a REIT under the Code and has operated as such beginning with its taxable year ended December 31, 2009. To qualify to be taxed as a REIT, CatchMark Timber Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, CatchMark Timber Trust generally is not subject to federal income tax on taxable income it distributes to stockholders. If CatchMark Timber Trust fails to qualify as a REIT in any taxable year, it will then be subject to federal and state income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants CatchMark Timber Trust relief under certain statutory provisions.

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

Index to Consolidated Financial Statements

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

Operating Segment
CatchMark Timber Trust owns and operates timberland properties in the U.S. South. CatchMark Timber Trust operates in a single reporting segment, and the presentation of CatchMark Timber Trust’s financial condition and performance is consistent with the way in which CatchMark Timber Trust’s operations are managed.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". Under this guidance, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration for those goods or services. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date (Topic 606)", is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. CatchMark Timber Trust will adopt ASU 2014-09 in our consolidated financial statements on January 1, 2018. CatchMark Timber Trust does not expect the adoption of ASU 2014-09 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees classified as capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. CatchMark Timber Trust does not expect the adoption of this amendment will have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. CatchMark Timber Trust will adopt ASU 2016-09 in our consolidated financial statements on January 1, 2017. CatchMark Timber Trust does not expect the adoption of this amendment will have a material effect on its consolidated financial statements.

3.	Timber Assets

As of December 31, 2016 and 2015, timber and timberlands consisted of the following, respectively:

Index to Consolidated Financial Statements

(in thousands)	As of December 31, 2016
	Gross	Accumulated Depletion or Amortization	Net
Timber	$324,796	$28,897	$295,899
Timberlands	395,348	—	395,348
Mainline roads	935	495	440
Timber and timberlands	$721,079	$29,392	$691,687

(in thousands)	As of December 31, 2015
	Gross	Accumulated Depletion or Amortization	Net
Timber	$281,198	$27,091	$254,107
Timberlands	330,446	—	330,446
Mainline roads	707	406	301
Timber and timberlands	$612,351	$27,497	$584,854

Timberland Acquisitions

During the years ended December 31, 2016, 2015 and 2014, CatchMark Timber Trust acquired approximately 81,900 acres, 42,900 acres and 121,600 acres of timberland, respectively, for approximately $141.0 million, $73.3 million and $235.2 million, respectively, excluding closing costs. A detailed breakout of acreage acquired by state is listed below:

Acres Acquired In:	2016 (1)	2015	2014
Alabama	4,500	—	—
Florida	—	—	2,500
Georgia	13,500	9,900	79,600
Louisiana	—	300	21,000
North Carolina	—	1,600	—
South Carolina	63,900	12,500	—
Tennessee	—	300	—
Texas	—	18,300	18,500
Total	81,900	42,900	121,600
(1) Includes 8,300 acres of leasehold interest acquired in Georgia.

Timberland Sales

During the years ended December 31, 2016, 2015 and 2014, CatchMark Timber Trust sold approximately 7,300 acres, 6,400 acres, and 3,800 acres of timberland, respectively, for approximately $12.5 million, $11.8 million, and $10.7 million, respectively. CatchMark Timber Trust’s cost basis in the timberland sold was approximately $9.7 million, $8.9 million, and $5.1 million respectively. A detailed breakout of land sale acreage by state is listed below:

Index to Consolidated Financial Statements

Acres Sold In:	2016	2015	2014
Alabama	600	3,000	800
Georgia	6,100	2,200	3,000
Florida	600	—	—
Texas	—	1,200	—
Total	7,300	6,400	3,800

Current Timberland Portfolio

As of December 31, 2016, CatchMark Timber Trust owned interests in approximately 499,600 acres of timberlands in the U.S. South, approximately 467,500 acres of which were held in fee-simple interests and approximately 32,100 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

Acres by state as of December 31, 2016	Fee	Lease	Total
Alabama	76,700	5,600	82,300
Florida	2,000	—	2,000
Georgia	253,600	26,500	280,100
Louisiana	21,300	—	21,300
North Carolina	1,600	—	1,600
South Carolina	76,400	—	76,400
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	467,500	32,100	499,600

4.	Note Payable and Line of Credit

As of December 31, 2016 and 2015, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

				Outstanding Balance as of
(dollars in thousands)	Maturity Date	Interest Rate (2)	Current Interest Rate (3)	December 31, 2016	December 31, 2015
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	2.51%	$100,000	$100,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	2.99%	225,656	85,002
Total Principal Balance				$325,656	$185,002
Less: Net Unamortized Deferred Financing Costs (1)				$(4,905)	$(3,955)
Total				$320,751	$181,047

(1)	Represents costs incurred for borrowings under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility

(2)	The applicable LIBOR margin on the 2014 Multi-Draw Term Facility ranges between 1.75% and 2.75%, depending on the LTV ratio.

(3)
Represents the weighted average interest rate as of December 31, 2016. The weighted average interest rate excludes the impact of the interest rate swaps (see Note 5 – Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

As of December 31, 2016, $174.3 million remained available under the 2014 Amended Credit Facilities, $139.3 million from the 2014 Multi-Draw Term Facility and $35.0 million from the 2014 Revolving Credit Facility.

2014 Amended Credit Agreement

On December 23, 2014, CatchMark Timber Trust entered into an amended and restated credit agreement, which was amended and restated as of May 13, 2016 (as amended, the “2014 Amended Credit Agreement”) with CoBank, AgFirst,

Index to Consolidated Financial Statements

Rabobank and certain other financial institutions. The 2014 Amended Credit Agreement provides for borrowing under credit facilities currently consisting of:

•	a $35.0 million revolving credit facility (the “2014 Revolving Credit Facility”),

•	a $365.0 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”), and

•	a $100.0 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

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

The 2014 Multi-Draw Term Facility may be used to finance domestic timber acquisitions and associated expenses, refinance loan amounts under the 2014 Revolving Credit Facility, and purchase up to $25.0 million in CatchMark Timber Trust common stock. Amounts repaid under the 2014 Multi-Draw Term Facility may be re-borrowed prior to the third anniversary of the closing date. The 2014 Multi-Draw Term Facility is interest only until the maturity date; however, if the CatchMark Timber Trust’s LTV Ratio is equal to or in excess of 40%, then principal payments will be required to be made beginning on December 31, 2017 at a per annum rate of 5% of the principal amount outstanding under the 2014 Multi-Draw Term Facility.

The 2014 Term Loan Facility shall be used solely to refinance the balance outstanding under the Multi-Draw Term Facility under the Amended CoBank Loan. The 2014 Term Loan Facility is interest only until the maturity date.

Patronage

In March 2015, CatchMark Timber Trust received a patronage refund on its borrowings under the 2014 Amended Credit Agreement during 2014. The refund was calculated by CoBank as a percentage of CatchMark Timber Trust's weighted average balance outstanding under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility (collectively, "patronage loans"). Of the total amount received, 75% was received in cash and 25% was received in equity in patronage banks. CatchMark Timber Trust expects to receive a patronage refund on its eligible patronage loans for 2016 during the first quarter of 2017. For the year ended December 31, 2016 and 2015, CatchMark Timber Trust recorded $2.3 million and $1.3 million in patronage refunds as a credit to its interest expense, respectively.

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

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of December 31, 2016.

CatchMark Timber Trust’s obligations under the 2014 Amended Credit Agreement are collateralized by a first priority lien on the timberlands owned by CatchMark Timber Trust’s subsidiaries and substantially all of CatchMark Timber Trust’s subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation,

Index to Consolidated Financial Statements

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

Interest Paid and Fair Value of Outstanding Debt

CatchMark Timber Trust pays the lenders an unused commitment fee on the unused portion of the 2014 Multi-Draw Term Facility and 2014 Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV Ratio. As of December 31, 2016 and 2015, CatchMark Timber Trust paid the lenders an unused commitment fee of 0.30% and 0.25%, respectively.

During the years ended December 31, 2016, 2015 and 2014, CatchMark Timber Trust made the following cash interest payments on its borrowings:

(in thousands)	2016	2015	2014
Cash paid for interest	$7,119	$3,253	$1,706

Included in the interest payments for the years ended December 31, 2016, 2015 and 2014 were unused commitment fees of $0.7 million, $0.4 million and $0.4 million, respectively. No interest paid was capitalized during the years ended December 31, 2016, 2015 and 2014.
As of December 31, 2016 and 2015, the weighted-average interest rate on these borrowings, after consideration of its interest rate swaps (see Note 5 – Interest Rate Swaps), was 3.09% and 2.65%, respectively. After further consideration of the expected patronage refunds, CatchMark Timber Trust's weighted average interest rate as of December 31, 2016 and 2015 was 2.19% and 1.75%, respectively.

As of December 31, 2016 and 2015, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swaps
CatchMark Timber Trust uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. On August 11, 2016, CatchMark Timber Trust entered into an interest rate swap agreement with Rabobank on $45.0 million of the 2014 Term Loan Facility that is subject to a variable interest rate (the "2016 Rabobank Swap"). The 2016 Rabobank Swap qualifies for hedge accounting treatment. CatchMark Timber Trust had two interest rate swaps outstanding as of December 31, 2016 which effectively fixed interest rates on $80.0 million of its 2014 Term Loan Facility, with terms below:

(dollars in thousands)	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2014 Rabobank Swap	12/23/2014	12/23/2024	2.395%	one-month LIBOR	$35,000
2016 Rabobank Swap	8/23/2016	12/23/2024	1.280%	one-month LIBOR	$45,000
Total					$80,000

Between March 28, 2013 and July 18, 2014, CatchMark Timber Trust used an interest rate swap with Rabobank to hedge its exposure to changing interest rates on $80.0 million of its variable interest rate term loan (the “2013 Rabobank Swap”), where CatchMark Timber Trust paid interest at a fixed rate of 0.9075% per annum and received one-month LIBOR-based interest payments. On July 18, 2014, CatchMark Timber Trust terminated the 2013 Rabobank Swap

Index to Consolidated Financial Statements

and received a counter-party payment of approximately $0.2 million, which was recorded as interest income in the accompanying consolidated statements of operations.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark Timber Trust’s interest rate swaps measured at fair value as of December 31, 2016 and 2015:

(in thousands)		Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2016	2015
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other assets	$2,632	$—
Interest rate swap	Other liabilities	$(885)	$(1,420)

During the year ended December 31, 2016, CatchMark Timber Trust recognized a change in fair value of its interest rate swaps of approximately $3.2 million as other comprehensive income. During the year ended December 31, 2016, 2015, and 2014, there was no hedge ineffectiveness on the interest rate swaps required to be recognized in current earnings. During the year ended December 31, 2016, 2015, and 2014, net payments of approximately $0.8 million, $0.8 million, $0.1 million were made under the interest rate swaps by CatchMark Timber Trust and were recorded as interest expense, respectively.

6.    Commitments and Contingencies

Mahrt Timber Agreements

In connection with its acquisition of timberlands from WestRock, CatchMark Timber Trust entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly owned subsidiary of WestRock. The master stumpage agreement provides that CatchMark Timber Trust will sell specified amounts of timber and make available certain portions of its timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly market pricing adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark Timber Trust with a reliable customer for the wood products from its timberlands. For the years ended December 31, 2016, 2015, and 2014, approximately 17%, 23%, and 34%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements.

WestRock can terminate the Mahrt Timber Agreements prior to the expiration of the initial term if CatchMark Timber Trust replaces FRC as the forest manager without the prior written consent of WestRock, except pursuant to an internalization of the company's forestry management functions. CatchMark Timber Trust can terminate the Mahrt Timber Agreements if WestRock (1) ceases to operate the Mahrt mill for a period that exceeds 12 consecutive months, (2) fails to purchase a specified tonnage of timber for two consecutive years, subject to certain limited exceptions or (3) fails to make payments when due (and fails to cure within 30 days). In addition, either party can terminate the Mahrt Timber Agreements if the other party commits a material breach (and fails to cure within 60 days) or becomes insolvent.

In addition, the Mahrt Timber Agreements provide for adjustments to both parties' obligations in the event of a force majeure, which is defined to include, among other things, lightning, fires, storms, floods, infestation and other acts of God or nature.

Index to Consolidated Financial Statements

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates approximately 421,100 acres of CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the FRC Timberland Operating Agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2017, and is automatically extended for one-year periods unless written notice is provided by CatchMark Timber Trust or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates approximately 78,500 acres of CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark Timber Trust pays AFM (i) a monthly management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2017, and is automatically extended for one-year periods unless written notice is provided by CatchMark Timber Trust or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Obligations under Operating Leases
CatchMark Timber Trust held leasehold interests related to the use of approximately 32,100 acres of timberland as of December 31, 2016. These operating leases have expiration dates ranging from 2019 through 2022. Approximately 28,700 acres of these leased timberlands are leased to CatchMark Timber Trust under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for four quarterly lease payments totaling $3.10 per acre plus an annual adjustment payment based on the change in a price index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. The all-in, per-lease acre rate, after considering both the quarterly and the annual adjustment payments, was $19.36 for the lease year ended May 2016, which was used to calculate the following remaining required payments (in thousands) under the terms of the operating leases as of December 31, 2016:

2017	$631
2018	631
2019	527
2020	527
2021	526
Thereafter	463
$3,305
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

Index to Consolidated Financial Statements

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

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark Timber Trust may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the year ended December 31, 2016, CatchMark Timber Trust repurchased 308,775 shares of common stock for approximately $3.2 million. All common stock purchases through the end of December 2016 under the stock repurchase program were made in open-market transactions. As of December 31, 2016, CatchMark Timber Trust had 38.8 million shares of common stock outstanding and may purchase up to an additional $20.8 million under the program.

9.    Stock-based Compensation

Long-Term Incentive Plans

CatchMark Timber Trust's LTIP allows for the issuance of options, stock appreciation rights, restricted stock, RSUs, and deferred stock units of its common stock to the employees and independent directors. The LTIP provides for issuance of up to 1.5 million shares of stock through October 25, 2023, 0.2 million of which was authorized under the 2005 LTIP originally and 1.3 million of which was authorized when the 2005 LTIP was amended and restated in 2013.

Index to Consolidated Financial Statements

Equity Compensation for Independent Directors

In March 2015 and 2014, each of the independent directors received a number of restricted shares of CatchMark Timber Trust's common stock having a value of $30,000 on the grant date. The number of restricted shares granted to each independent director was determined by dividing $30,000 by the closing price of CatchMark Timber Trust's common stock on the grant date. These restricted shares vest over a three-year period, subject to the independent director’s continued service on the board on each such date, or on the earlier occurrence of a change in control of CatchMark Timber Trust or the independent director’s death, disability or termination with cause.

Effective October 1, 2015, under the Amended and Restated Independent Directors' Compensation Plan (a sub-plan of the LTIP), each of the independent directors receives, on the first business day immediately prior to the date on which CatchMark Timber Trust holds its annual stockholders meeting, a number of shares of CatchMark Timber Trust's common stock having a value of $50,000 on the grant date. The number of shares granted to each independent director is determined by dividing $50,000 by the closing price of CatchMark Timber Trust's common stock on the grant date. The shares are fully-vested and non-forfeitable upon the respective grant date.

Additionally, one of the independent directors elected to receive a portion of his compensation in shares of CatchMark Timber Trust's common stock in lieu of cash.

Below is a summary of independent directors' equity compensation for the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	2016	2015	2014
Fully-vested shares granted	25,089	2,392	2,084
Weighted-average grant date fair value	$12.04	$11.15	$12.00
Restricted stock granted	—	12,585	10,875
Weighted-average grant date fair value	$—	$11.92	$13.79

Grant date fair value of fully vested stock granted in period	$302	$27	$25
Grant date fair value of restricted stock vested in period	$146	$81	$40
Cash used to repurchase common shares for minimum tax withholdings	$66	$—	$—

A rollforward of CatchMark Timber Trust's unvested, service-based restricted stock award activity to its independent directors for the year ended December 31, 2016 is as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	20,901	$12.71
Granted	—	$—
Vested	(11,290)	$12.90
Forfeited	—	$—
Unvested at December 31, 2016	9,611	$12.48

Service-based Restricted Stock Grants to Employees

Service-based restricted stock grants to employees vest over a four-year period and the fair value of serviced-based restricted stock grants is determined by the closing price of CatchMark Timber Trust's common stock on the grant date.

Index to Consolidated Financial Statements

A summary of service-based restricted stock grants to the employees during the years ended December 31, 2016, 2015, and 2014 is listed below:

(dollars in thousands)	2016	2015	2014
Shares granted	125,123	83,900	—
Weighted-average grant date fair value	$10.51	$11.54	$—
Grant date fair value of restricted stock vested in period	$422	$—	$183
Cash used to repurchase common shares for minimum tax withholdings	$133	$—	$43

A rollforward of CatchMark Timber Trust's unvested, service-based restricted stock awards to employees for the year ended December 31, 2016 is as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	165,200	$12.52
Granted	125,123	$10.51
Vested	(34,225)	$12.34
Forfeited	(1,000)	$11.57
Unvested at December 31, 2016	255,098	$11.56

Performance-based Restricted Stock Grants

Performance-based restricted stock grants are awarded to the executive officers and the total number of shares may be earned based on the level of achievements of certain pre-determined performance goals over the performance period. Earned awards are determined by the Compensation Committee after the end of the performance period and vest over a period specific to each performance grant.

On February 18, 2015, CatchMark Timber Trust granted 112,900 shares of performance-based restricted stock awards (the "2015 Performance Awards") to its executives, which represents the maximum number of shares that could be earned by the executive officers based on the relative performance of CatchMark Timber Trust's TSR as compared to a pre-established peer group's TSR and to the Russell 3000 Index over the performance period of January 1, 2015 to December 31, 2017. 50% of the earned award vests on the date it is determined by the Compensation Committee and the remaining 50% vests on the one-year anniversary of the determination date. The fair value of the 2015 Performance Award was calculated using the Monte-Carlo simulation with the following assumptions:

Grant date market price (February 18, 2015)	$11.63
Weighted average fair value per granted share	$7.01
Assumptions:
Volatility	38.54%
Expected term (years)	3.0
Dividend yield	4.30%
Risk-free interest rate	1.06%

Index to Consolidated Financial Statements

A rollforward of CatchMark Timber Trust's unvested, performance-based restricted stock awards for the year ended December 31, 2016 is as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	112,900	$7.01
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2016	112,900	$7.01

Restricted Stock Units

On May 5, 2016, CatchMark Timber Trust issued 80,366 RSUs to its executive officers (the "2016 Performance Awards"), with a weighted average grant date per-unit fair value of $14.28. A RSU gives the holder thereof the right, subject to certain restrictions and risk of forfeiture, to receive shares of common stock of CatchMark Timber Trust in the future. The number of RSUs earned is determined based on CatchMark Timber Trust's TSR as compared to a pre-established peer group's TSR and to the Russell 3000 Index over the performance period of January 1, 2016 to December 31, 2018. 50% of any RSUs awarded vest on the date it is determined by the compensation committee of the board of directors and the remaining 50% vest on the one-year anniversary of the determination date.

The fair value of the 2016 Performance Awards was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (May 5, 2016)	$10.57
Weighted average fair value per granted share	$14.28
Assumptions:
Volatility	28.54%
Expected term (years)	3.0
Dividend yield	5.11%
Risk-free interest rate	0.95%

Stock-based Compensation Expense

A summary of CatchMark Timber Trust's stock-based compensation expense is presented below:

(in thousands)	2016	2015	2014
General and administrative expenses	$1,411	$718	$348
Forestry management expenses	313	171	70
Total	$1,724	$889	$418

As of December 31, 2016, approximately $3.2 million of unrecognized compensation expenses related to non-vested restricted stock and RSUs remained and will be recognized over a weighted-average period of 3.1 years.

10.     Recreational Leases

CatchMark Timber Trust leases certain access rights to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. CatchMark Timber Trust retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2016, approximately 481,600 acres, or 96%, of CatchMark Timber Trust’s timberland available for hunting and recreational uses had been leased to tenants under operating leases that expire between May and July 2017. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the terms of the respective recreational leases and recognized as other revenue. As of December 31, 2016 and 2015, approximately $2.0 million and $1.6 million, respectively, of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For the three years ended December 31, 2016, 2015, and 2014, CatchMark Timber Trust recognized other revenues related to recreational leases of approximately $4.0 million, $3.5 million, $2.7 million, respectively.

11.    Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the years ended December 31 2016, 2015, and 2014, respectively:

(in thousands)	2016	2015	2014
Write-off of fully amortized deferred financing costs	$—	$—	$459

12.	Related-Party Transactions and Agreements

CatchMark Timber Trust previously operated as an externally advised REIT, advised by Wells Timberland Investment Management Organization, or Wells TIMO, a subsidiary of Wells Real Estate Funds (collectively, "Wells"). During the periods ended December 31, 2014, CatchMark Timber Trust was party to two agreements with Wells, as described below. Since June 30, 2014, CatchMark Timber Trust has had no contractual relationship with Wells.

•
Transition Services Agreement – Wells and CatchMark Timber Trust entered into a transition service agreement on October 23, 2013, pursuant to which Wells provided CatchMark Timber Trust with certain consulting, support and transitional services at the direction of CatchMark Timber Trust, in order to facilitate CatchMark Timber Trust’s successful transition to self-management. The Transition Services Agreement remained in effect until June 30, 2014

•
Sublease Agreement – Wells and CatchMark Timber OP entered into the sublease agreement on October 25, 2013, pursuant to which CatchMark Timber OP subleased from Wells a portion of the office space used and occupied by Wells. The term of the sublease commenced on October 25, 2013, and terminated on March 31, 2014.

Related-Party Costs

Pursuant to the terms of the agreements described above, CatchMark Timber Trust incurred the following related-party costs for the year ended December 31, 2014:

(in thousands)	2014
Consulting fees	$137
Office rent	18
Total	$155

13.     Income Taxes
CatchMark Timber Trust has elected to be taxed as a REIT, and therefore its operations are generally not subject to U.S. federal and state income taxes. As of January 1, 2009 (the "REIT Commencement Date"), its REIT commencement date, CatchMark Timber Trust had net built-in gains on its timber assets of approximately $18.3 million. CatchMark Timber Trust elected not to take such net built-in gains into income immediately prior to the REIT Commencement

Index to Consolidated Financial Statements

Date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT Commencement Date, if disposed of within the applicable period beginning on the REIT Commencement Date. With the passage of the Protecting Americans from Tax Hikes Act in 2015, the built-in gain period was permanently reduced to five years. CatchMark Timber Trust has exceeded the five-year built-in gain period since the REIT commencement date and is, therefore, no longer subject to the built-in gain tax.

At December 31, 2016, CatchMark Timber Trust had federal and state net operating loss carryforwards of approximately $135.8 million and $111.8 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027, and the state net operating loss carryforwards will begin to expire in 2022.

As of December 31, 2016 and 2015, the tax basis carrying value of CatchMark Timber Trust’s total timber assets was approximately $676.2 million and approximately $571.9 million, respectively.
CatchMark Timber Trust records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Components of the deferred tax asset as of December 31, 2016 and 2015 were attributable to the operations of CatchMark TRS only and were as follows:

(in thousands)	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$11,410	$9,468
Gain on timberland sales	13	4
Other	259	33
Total gross deferred tax asset	11,682	9,505

Valuation allowance	(11,509)	(9,294)
Total net deferred tax asset	$173	$211

Deferred tax liability:
Timber depletion	173	211
Total gross deferred tax liability	$173	$211

Deferred tax asset, net	$—	$—

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to CatchMark TRS’ effective tax rate for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	—	3.13	3.21
Other temporary differences	1.30	0.27	0.50
Other permanent differences	(0.15)	(0.01)	(0.02)
Valuation allowance	(35.15)	(37.39)	(37.69)
Effective tax rate	—%	—%	—%

Index to Consolidated Financial Statements

14.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

(in thousands, except per-share amounts)	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,181	$15,966	$18,310	$20,398
Operating income (loss)	$670	$(1,245)	$(1,022)	$(2,811)
Net loss	$(587)	$(2,645)	$(2,897)	$(4,941)
Basic and diluted net loss per share available to common stockholders	$(0.02)	$(0.07)	$(0.07)	$(0.13)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$20,244	$14,174	$17,629	$17,075
Operating loss	$(14)	$(1,479)	$(1,069)	$(2,258)
Net loss	$(817)	$(2,330)	$(1,944)	$(3,296)
Basic and diluted net loss per share available to common stockholders	$(0.02)	$(0.06)	$(0.05)	$(0.08)

15.	Customer Concentration

For the years ended December 31, 2016, 2015, and 2014, WestRock represented 24%, 31%, and 39% of CatchMark Timber Trust's total revenues. No other customer represented more than 10% of CatchMark Timber Trust's total revenues during these periods.

16.	Subsequent Event

On February 14, 2017, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its Class A common stock for stockholders of record on February 28, 2017, payable on March 16, 2017.

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

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013 (the “S-8 Registration Statement”)

10.1+	Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the S-8 Registration Statement)

10.2+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (Effective January 1, 2014) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 19, 2014)

10.3+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (as amended and restated on July 30, 2015) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 2, 2015)

10.4+
Form of 2013 Performance-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 13, 2014 (the “2013 Form 10-K”))

10.5+
Form of Service-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.74 to the 2013 Form 10-K)

10.6+
Form of Restricted Stock Unit Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.73 to the 2013 Form 10-K)

10.7+	Form of 2015 Performance-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (filed herewith)

10.8+
Form of Performance-Based Restricted Stock Unit Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 8, 2016 (the “2016 Second Quarter 10-Q”))

10.9+	Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag (incorporated by reference to Exhibit 10.9 to the 2013 Third Quarter Form 10-Q)

10.10+	Employment Agreement by and between CatchMark Timber Trust, Inc. and John F. Rasor (incorporated by reference to Exhibit 10.10 to the 2013 Third Quarter Form 10-Q)

10.11+	Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis (incorporated by reference to Exhibit 10.11 to the 2013 Third Quarter Form 10-Q)

Index to Consolidated Financial Statements

Exhibit Number	Description
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Initial S-11 Registration Statement)

10.13
Amendment Agreement entered into with respect to the Fourth Amended and Restated Credit Agreement, dated as of May 13, 2016, amount CatchMark Timber Operating Partnership, L.P., as borrower thereunder, the other loan parties thereto from time to time, CoBank, ACB, and the lenders party thereto from time to time (including the Fourth Amended and Restated Credit Agreement, as amended thereby as Schedule A) (incorporated by reference to Exhibit 10.3 to the 2016 Second Quarter 10‑Q)**

10.14
Third Amended and Restated Security Agreement, dated as of December 23, 2014, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC and CatchMark Texas Timberlands, L.P. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 30, 2014 (the “December 30, 2014 Form 8-K”))

10.15
Third Amended and Restated Security Agreement, dated as of December 23, 2014, made by CatchMark Timber Trust, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.3 to the December 30, 2014 Form 8-K)

10.16
Third Amended and Restated Pledge Agreement, dated as of December 23, 2014, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC and CatchMark Texas Timberlands, L.P. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.4 to the December 30, 2014 Form 8-K)

10.17*
Joinder Agreement, dated as of November 20, 2015, by and among CatchMark Timber Operating Partnership, L.P., CatchMark Southern Timberlands II, L.P., CatchMark Southern Holdings II GP, LLC, CatchMark South Carolina Timberlands, LLC, the other loan parties to the Fourth Amended and Restated Credit Agreement, as amended, and CoBank, ACB

10.18
Georgia Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 (No. 333-129651) filed on December 14, 2007 (“Post-Effective Amendment No. 2”)

10.19
Alabama Form of Recognition Agreement (Master Stumpage Agreement) dated as of October 9, 2007 among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2)

10.20
Georgia Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2)

10.21
Alabama Form of Recognition Agreement (Fiber Supply Agreement) dated as of October 9, 2007 among Wells TRS Harvesting Operations, LLC, Timberlands II, LLC, MeadWestvaco Coated Board, Inc., MeadWestvaco Corporation, CoBank, ACB, as the senior administrative agent, and Wachovia Bank, N.A., as the subordinated administrative agent (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 2)

10.22
Master Stumpage Agreement dated October 9, 2007 by and among Timberlands II, LLC, Wells TRS Harvesting Operations, LLC, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.25 to the 2009 Form 10-K)

10.23
Fiber Supply Agreement dated October 9, 2007 by and among Wells TRS Harvesting Operations, LLC, MeadWestvaco Corporation, and MeadWestvaco Coated Board, Inc. (incorporated by reference to Exhibit 10.26 to the 2009 Form 10-K)

10.24
Purchase and Sale Agreement, by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.1.1 to the 2016 Second Quarter 10-Q)

Index to Consolidated Financial Statements

Exhibit Number	Description

10.25
First Amendment to Purchase and Sale Agreement, by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, made effective as of April 27, 2016 (incorporated by reference to Exhibit 10.1.2 to the 2016 Second Quarter 10-Q)

10.26
Second Amendment to Purchase and Sale Agreement, by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, entered into and made effective as of June 2, 2016 (incorporated by reference to Exhibit 10.1.3 to the 2016 Second Quarter 10-Q)

10.27
Purchase and Sale Agreement, by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.2.1 to the 2016 Second Quarter 10-Q)

10.28
First Amendment to Purchase and Sale Agreement, by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, made effective as of April 27, 2016 (incorporated by reference to Exhibit 10.2.2. to the 2016 Second Quarter 10-Q)

10.29
Second Amendment to Purchase and Sale Agreement, by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, entered into and made effective as of June 2, 2016 (incorporated by reference to Exhibit 10.2.3 to the 2016 Second Quarter 10-Q)

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

+	Management contract or compensatory plan or arrangement.