Form 10-Q
period 2017-03-31
CatchMark Timber Trust, Inc.
filed 2017-05-04
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2325
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, as of April 28, 2017: 38,810,513 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. CatchMark Timber Trust’s results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$7,739	$9,108
Accounts receivable	2,399	3,882
Prepaid expenses and other assets	6,403	4,815
Deferred financing costs, net	285	313
Timber assets (Note 3):
Timber and timberlands, net	684,272	691,687
Intangible lease assets, less accumulated amortization of $939 and $938 as of March 31, 2017 and December 31, 2016, respectively	18	19
Total assets	$701,116	$709,824

Liabilities:
Accounts payable and accrued expenses	$4,250	$4,393
Other liabilities	3,121	3,610
Note payable and line of credit, less net deferred financing costs (Note 4)	320,983	320,751
Total liabilities	328,354	328,754

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000 shares authorized; 38,753 and 38,797 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	388	388
Additional paid-in capital	604,860	605,728
Accumulated deficit and distributions	(233,954)	(226,793)
Accumulated other comprehensive income	1,468	1,747
Total stockholders’ equity	372,762	381,070
Total liabilities and stockholders’ equity	$701,116	$709,824
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended, March 31,
	2017	2016
Revenues:
Timber sales	$16,492	$17,501
Timberland sales	5,450	8,666
Other revenues	1,183	1,014
	23,125	27,181
Expenses:
Contract logging and hauling costs	7,421	6,423
Depletion	6,057	7,784
Cost of timberland sales	3,872	7,699
Forestry management expenses	1,413	1,352
General and administrative expenses	2,478	2,047
Land rent expense	150	171
Other operating expenses	1,167	1,035
	22,558	26,511
Operating income	567	670

Other income (expense):
Interest income	11	11
Interest expense	(2,556)	(1,268)
	(2,545)	(1,257)
Net loss	$(1,978)	$(587)

Weighted-average common shares outstanding - basic and diluted	38,769	38,878

Net loss per share - basic and diluted	$(0.05)	$(0.02)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	(Unaudited) Three Months Ended, March 31,
	2017	2016
Net loss	$(1,978)	$(587)
Other comprehensive loss:
Market value adjustment to interest rate swaps	(279)	(1,321)
Comprehensive loss	$(2,257)	$(1,908)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	38,797	$388	$605,728	$(226,793)	$1,747	$381,070
Common stock issued pursuant to:
Long-term incentive plan, net of forfeitures and amounts withheld for income taxes	53	1	167			168
Dividends to common stockholders ($0.135 per share)				(5,183)		(5,183)
Repurchases of common shares	(97)	(1)	(1,035)			(1,036)
Net loss				(1,978)		(1,978)
Other comprehensive loss					(279)	(279)
Balance, March 31, 2017	38,753	$388	$604,860	$(233,954)	$1,468	$372,762

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	38,975	$390	$607,409	$(195,341)	$(1,420)	$411,038
Common stock issued pursuant to:
Long-term incentive plan, net of amounts withheld for income taxes	39	—	136			136
Dividends to common stockholders ($0.125 per share)				(4,811)		(4,811)
Repurchases of common shares	(242)	(2)	(2,505)			(2,507)
Net loss				(587)		(587)
Other comprehensive loss					(1,321)	(1,321)
Balance, March 31, 2016	38,772	$388	$605,040	$(200,739)	$(2,741)	$401,948

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Three Months Ended, March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,978)	$(587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	6,057	7,784
Basis of timberland sold	3,517	7,327
Stock-based compensation expense	420	276
Noncash interest expense	262	189
Other amortization	42	28
Changes in assets and liabilities:
Accounts receivable	1,483	396
Prepaid expenses and other assets	(398)	(187)
Accounts payable and accrued expenses	(193)	157
Other liabilities	(906)	(613)
Net cash provided by operating activities	8,306	14,770

Cash Flows from Investing Activities:
Timberland acquisitions	(979)	(12,504)
Capital expenditures (excluding timberland acquisitions)	(2,195)	(737)
Net cash used in investing activities	(3,174)	(13,241)

Cash Flows from Financing Activities:
Proceeds from note payable	—	13,000
Financing costs paid	(30)	(787)
Dividends paid to common stockholders	(5,183)	(4,811)
Repurchase of common shares under the share repurchase program	(1,036)	(2,507)
Repurchase of common shares for minimum tax withholdings	(252)	(140)
Net cash (used in) provided by financing activities	(6,501)	4,755
Net (decrease) increase in cash and cash equivalents	(1,369)	6,284
Cash and cash equivalents, beginning of period	9,108	8,025
Cash and cash equivalents, end of period	$7,739	$14,309

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (unaudited)

1.	Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust") (NYSE: CTT) primarily engages in the ownership, management, acquisition, and disposition of timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation, was formed as a wholly owned subsidiary of CatchMark Timber OP in 2006. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of CatchMark Timber Trust have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year. CatchMark Timber Trust’s consolidated financial statements include the accounts of any entity in which CatchMark Timber Trust or its subsidiaries owns a controlling financial interest and any limited partnership in which CatchMark Timber Trust or its subsidiaries owns a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited financial statements and footnotes included in CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Share repurchases of common stock under the share repurchase program and share repurchases of common stock for minimum tax withholdings were presented together as repurchases of common shares in the consolidated statement of cash flows included in CatchMark Timber Trust's quarterly report on Form 10-Q for the quarter ended March 31, 2016.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Cash Receipts and Payments ("ASU 2016-15"), which addresses the statement of cash flow classification requirements for several types of receipts and payments. ASU 2016-15 provides that, among other things, (i) debt prepayments and extinguishment costs should be classified as financing activities, (ii) insurance proceeds should be classified in accordance with the nature of the respective claims, and (iii) distributions from equity method investees should be classified based on the underlying nature of the investee activity according to specific guidelines. ASU 2016-15 is effective for CatchMark Timber Trust on January 1, 2018, with early adoption permitted. CatchMark Timber Trust has early adopted ASU No. 2016-15 as of January 1, 2017 and the adoption will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Clarifying the Definition of a Business, ("ASU 2017-01"), which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition, and, as a result, certain acquisitions that previously may have qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, acquisition costs may be capitalized and purchase price may be allocated on a relative fair value basis. ASU 2017-01 is effective prospectively for CatchMark Timber Trust on January 1, 2018, with early adoption permitted. CatchMark Timber Trust does not expect it to have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”). It defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017 and will be applied under either a full retrospective approach or a modified retrospective approach. CatchMark Timber Trust is evaluating the impact that ASU 2017-05 will have on its consolidated financial statements and related disclosures.

3.	Timber Assets

As of March 31, 2017 and December 31, 2016, timber and timberlands consisted of the following, respectively:

	As of March 31, 2017
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$296,795	$6,057	$290,738
Timberlands	393,064	—	393,064
Mainline roads	990	520	470
Timber and timberlands	$690,849	$6,577	$684,272

	As of December 31, 2016
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$324,796	$28,897	$295,899
Timberlands	395,348	—	395,348
Mainline roads	935	495	440
Timber and timberlands	$721,079	$29,392	$691,687

Timberland Acquisitions

During the three months ended March 31, 2017, CatchMark Timber Trust did not complete any timberland acquisitions, but paid $0.9 million in earnest money related to the acquisition made by a joint venture that closed on April 25, 2017 (see Note 8 – Subsequent Events for information regarding the joint venture). During the three months ended March 31, 2016, CatchMark Timber Trust acquired fee-simple interests in approximately 8,700 acres of timberland for $12.2 million, exclusive of closing costs.

Timberland Sales

During the three months ended March 31, 2017 and 2016, CatchMark Timber Trust sold approximately 2,800 and 5,000 acres of timberland for $5.4 million and $8.7 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $3.5 million and $7.3 million, respectively. Land sale acreage by state is listed below:

	Three Months Ended March 31,
Acres Sold In:	2017	2016
Alabama	1,700	300
Georgia	700	4,100
Florida	—	600
Louisiana	400	—
Total	2,800	5,000

Timberland Portfolio

As of March 31, 2017, CatchMark Timber Trust owned interests in approximately 496,800 acres of timberlands in the U.S. South, of which 464,700 acres were held in fee-simple interests and 32,100 acres were held in leasehold interests. Land acreage by state is listed below:

	As of March 31, 2017
Acres Located In:	Fee	Lease	Total
Alabama	75,000	5,600	80,600
Florida	2,000	—	2,000
Georgia	252,900	26,500	279,400
Louisiana	20,900	—	20,900
North Carolina	1,600	—	1,600
South Carolina	76,400	—	76,400
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	464,700	32,100	496,800

4.	Note Payable and Line of Credit

2014 Amended Credit Agreement

CatchMark Timber Trust is party to a credit agreement, which was amended and restated as of May 13, 2016 ( the “2014 Amended Credit Agreement”) with CoBank, AgFirst, Rabobank, and certain other financial institutions, which provides for borrowings consisting of:

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

As of March 31, 2017 and December 31, 2016, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

				Outstanding Balance as of
(dollars in thousands)	Maturity Date	Interest Rate (2)	Current Interest Rate (3)	March 31, 2017	December 31, 2016
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	2.73%	$100,000	$100,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	3.22%	225,656	225,656
Total Principal Balance				$325,656	$325,656
Less: Net Unamortized Deferred Financing Costs (1)				(4,673)	(4,905)
Total				$320,983	$320,751

(1)	Represents costs incurred for borrowings under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility only.

(2)	The applicable LIBOR margin on the 2014 Multi-Draw Term Facility ranges between 1.75% and 2.75%, depending on the LTV ratio.

(3)
Represents the weighted-average interest rate as of March 31, 2017. The weighted-average interest rate excludes the impact of interest rate swaps (see Note 5 – Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

As of March 31, 2017, $174.3 million remained available under the 2014 Amended Credit Facilities, $139.3 million from the 2014 Multi-Draw Term Facility and $35.0 million from the 2014 Revolving Credit Facility.

Patronage

CatchMark Timber Trust is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. In March 2017 and 2016, CatchMark Timber Trust received patronage refunds of $2.1 million and $1.2 million, respectively, on its eligible borrowings under the 2014 Amended Credit Agreement. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. As of March 31, 2017 and December 31, 2016, CatchMark Timber Trust had approximately $0.8 million and $0.3 million, respectively, of equity in Patronage Banks included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

CatchMark Timber Trust has received a patronage refund on its eligible patronage loans for each year it has been party to the 2014 Amended Credit Agreement. Therefore, CatchMark Timber Trust accrues patronage refunds expected to be received in 2018 based on actual patronage refunds received as a percentage of its weighted-average debt balance. For the three months ended March 31, 2017 and 2016, CatchMark Timber Trust recorded $0.7 million and $0.4 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. As of March 31, 2017 and December 31, 2016, approximately $0.7 million and $2.3 million of patronage refunds were included in accounts receivable on the consolidated balance sheets.

Debt Covenants

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires a FCCR of not less than 1.05:1.00; and

•	requires maintenance of a minimum liquidity balance of no less than $20.0 million at any time.

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of March 31, 2017.

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

Interest Paid and Fair Value of Outstanding Debt

CatchMark Timber Trust pays its lenders a commitment fee on the unused portion of the 2014 Multi-Draw Term Facility and 2014 Revolving Credit Facility, at an adjustable rate ranging from 0.20% to 0.35%, depending on the LTV ratio.

During the three months ended March 31, 2017 and 2016, CatchMark Timber Trust made interest payments of $2.5 million and $1.2 million, respectively, on its borrowings. Included in the interest payments for the three months ended March 31, 2017 and 2016 were unused commitment fees of $0.2 million and $0.2 million, respectively.

As of March 31, 2017 and December 31, 2016, the weighted-average interest rate on these borrowings, after consideration of interest rate swaps, was 3.48% and 3.09%, respectively. After further consideration of estimated patronage refunds, CatchMark Timber Trust's weighted average interest rate as of March 31, 2017 and December 31, 2016 was 2.68% and 2.19%, respectively.

As of March 31, 2017, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

5.     Interest Rate Swaps
CatchMark Timber Trust uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. During the first quarter of 2017, CatchMark Timber Trust entered into three separate interest rate swaps with Rabobank on $20.0 million of the 2014 Term Loan Facility and a total of $50.0 million of the 2014 Multi-Draw Term Facility (collectively, the "2017 Rabobank Swaps"). CatchMark Timber Trust had five interest rate swaps outstanding as of March 31, 2017, with terms below:

					(in thousands)
Hedged Debt	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2014 Term Loan Facility	12/23/2014	12/23/2024	2.395%	one-month LIBOR	$35,000
2014 Term Loan Facility	8/23/2016	12/23/2024	1.280%	one-month LIBOR	$45,000
2014 Term Loan Facility	3/23/2017	3/23/2024	2.330%	one-month LIBOR	$20,000
2014 Multi-Draw Term Facility	3/28/2017	3/28/2020	1.800%	one-month LIBOR	$30,000
2014 Multi-Draw Term Facility	3/28/2017	11/28/2021	2.045%	one-month LIBOR	$20,000
					$150,000

As of March 31, 2017, CatchMark Timber Trust’s interest rate swaps effectively fixed the interest rate on $150.0 million of its $325.7 million variable rate debt at 3.80%. All five interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark Timber Trust's interest rate swaps measured at fair value as of March 31, 2017 and December 31, 2016:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid and other assets	$2,768	$2,632
Interest rate swaps	Other liabilities	$(1,300)	$(885)

During the three months ended March 31, 2017, CatchMark Timber Trust recognized a change in fair value of the interest rate swaps of approximately $0.3 million as other comprehensive loss. There was no hedge ineffectiveness on the interest rate swaps required to be recognized in current earnings. During the three months ended March 31, 2017 and 2016, net payments of approximately $0.2 million and $0.2 million were made under the interest rate swaps and recorded as interest expense, respectively.

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

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates approximately 418,300 acres of CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2018, and is automatically extended for one-year periods unless written notice is provided by CatchMark Timber Trust or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

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

7.    Stockholders' Equity

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark Timber Trust may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the three months ended March 31, 2017, CatchMark Timber Trust repurchased 97,469 shares of common stock for approximately $1.0 million. All common stock repurchases through the quarter ended March 31, 2017 under the stock repurchase program were made in open-market transactions. As of March 31, 2017, CatchMark Timber Trust had 38.8 million shares of common stock outstanding and may purchase up to an additional $19.8 million under the program.

Stock-based Compensation

During the three months ended March 31, 2017, CatchMark Timber Trust issued 75,651 shares of service-based restricted stock grants to its non-executive employees, vesting over a four-year period. The fair value of service-based restricted stock grants is determined by the closing price of CatchMark Timber Trust's common stock on the grant date.

A rollforward of CatchMark Timber Trust's unvested, service-based restricted stock awards to employees for the three months ended March 31, 2017 is as follows:

	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	255,098	$11.56
Granted	75,651	$10.81
Vested	(65,506)	$11.47
Forfeited	—	$—
Unvested at March 31, 2017	265,243	$11.38

CatchMark Timber Trust did not issue stock grants to its executive officers during the first quarter of 2017.

A summary of CatchMark Timber Trust's stock-based compensation expense for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,
(in thousands)	2017	2016
General and administrative expenses	$326	$231
Forestry management expenses	94	45
Total	$420	$276

As of March 31, 2017, approximately $3.6 million of unrecognized compensation expenses related to non-vested restricted stock and RSU's remained and will be recognized over a weighted-average period of 2.6 years.

8.    Subsequent Events

Joint Venture and Dawsonville Acquisition

On April 20, 2017, CatchMark Timber Trust formed a joint venture (“Dawsonville Bluffs”) with the Missouri Department of Transportation & Patrol Retirement System (“MPERS”). On April 25, 2017, Dawsonville Bluffs acquired 11,031 acres of timberlands in North Georgia for $20.0 million, exclusive of transaction costs (the “Dawsonville Timberlands”). The Dawsonville Timberlands contain an average of 51 tons of merchantable timber per acre with 75% pine and 41% sawtimber. CatchMark will manage the Dawsonville Timberlands on behalf of Dawsonville Bluffs. CatchMark Timber Trust funded its 50% ownership interest in Dawsonville Bluffs from the 2014 Multi-Draw Term Facility.

Dividend Declaration

On May 3, 2017, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its common stockholders of record on May 31, 2017, payable on June 16, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as rent from hunting and recreational leases. When and where we believe appropriate, we also generate income and cash flow from timberland sales.

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

We also seek to create additional value by joint venturing with long-term, institutional equity partners to opportunistically acquire, own and manage timberland properties that fit our core investment strategy. In addition, we expect that our joint venture activities will create a platform for future growth by establishing a new fee-based business that leverages our scale and timberland management efficiencies. We entered into our first joint venture on April 25, 2017. See Subsequent Events below for more information.

Timberland Portfolio

As of March 31, 2017, we owned interests in approximately 496,800 acres of high quality industrial timberlands that have been intensively managed for sustainable commercial timber production, consisting of 74% pine stands and 26% hardwood stands. Our timberlands are within an attractive and competitive fiber basket encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Land acreage by state is listed below:

	As of March 31, 2017
Acres Located In:	Fee	Lease	Total
Alabama	75,000	5,600	80,600
Florida	2,000	—	2,000
Georgia	252,900	26,500	279,400
Louisiana	20,900	—	20,900
North Carolina	1,600	—	1,600
South Carolina	76,400	—	76,400
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	464,700	32,100	496,800

As of March 31, 2017, our timber inventory consisted of an estimated 19.7 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory(1):	Fee	Lease	Total
Pulpwood	9.4	0.6	10.0
Sawtimber (2)	9.2	0.5	9.7
Total	18.6	1.1	19.7

(1)
Merchantable timber inventory does not include current year growth, which we expect to approximate current year harvest volumes (see Results of Operations below for information on current year harvest volume).

(2)	Includes chip-n-saw and sawtimber.

Timber Agreements

A substantial portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For the year ended December 31, 2017, WestRock is required to purchase approximately 485,000 tons of timber under the Mahrt Timber Agreements. For the three months ended March 31, 2017, WestRock purchased approximately 116,000 tons under the Mahrt Timber Agreements, which represented approximately 17% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 6 – Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

During the year ended December 31, 2017, we are required to sell approximately 150,000 tons of pulpwood under the a pulpwood supply agreement (the "Carolinas Supply Agreement") we assumed in connection a timberland acquisition that closed on June 15, 2016. During the three months ended March 31, 2017, we have sold approximately 39,000 under the Carolinas Supply Agreement, which represented 7% of our net timber revenue.

Liquidity and Capital Resources

Overview

Cash flows generated from our operations are primarily used to fund recurring expenditures and distributions to our stockholders. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, which is based principally on our current and future projected operating cash flows, less capital requirements necessary to maintain and grow our existing timberland portfolio. In determining the amount of distributions to common stockholders, we also consider our financial condition, our expectations of future sources of liquidity, current and future economic conditions, market demand for timber and timberlands, and tax conditions, including the annual distribution requirements necessary to maintain our status as a REIT under the Code.
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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2017 was $8.3 million, a $6.5 million decrease from the three months ended March 31, 2016, primarily due to a decrease of $2.0 million in net timber sales, a $3.2 million decrease in net cash received from timberland sales and higher interest expense.

Net cash used in investing activities for the three months ended March 31, 2017 was $3.2 million, a $10.1 million decrease from the three months ended March 31, 2016. Cash paid for timberland acquisitions decreased by $11.5 million as we did not complete any timberland acquisitions during the first quarter of 2017. During the three months ended March 31, 2017, we funded approximately $0.9 million of earnest money related to the assets acquired by a new joint venture on April 25, 2017 (see Subsequent Events below). Capital expenditures increased according to plan by $1.5 million due to the continued growth of the company.

Net cash used in financing activities for the three months ended March 31, 2017 was $6.5 million. During the three months ended March 31, 2017, we paid total distributions to stockholders of $5.2 million, which were funded by net cash provided by operating activities. During the three months ended March 31, 2017, we repurchased $1.0 million of common shares under our share repurchase program (see Share Repurchase Program below) and $0.3 million of common shares to satisfy minimum tax withholding requirements on granted and vested shares to employees and directors.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of March 31, 2017, we had a cash balance of $7.7 million and had access to $174.3 million of additional borrowing availability under the 2014 Amended Credit Facilities (see 2014 Amended Credit Agreement below).

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

Share Repurchase Program

On August 7, 2015, our board of directors approved a stock repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the program at any time. During the quarter ended March 31, 2017, we repurchased 97,469 shares of our common stock at an average price of $10.60 per share for a total of approximately $1.0 million. All common stock purchases under the stock repurchase program were made in open-market transactions and were funded with cash on-hand. As of March 31, 2017, we had 38.8 million shares of common stock outstanding and may repurchase up to an additional $19.8 million under the program. The 2014 Amended Credit Facilities allows us to borrow up to $25.0 million under the 2014 Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock is a prudent use of capital resources.

Contractual Obligations and Commitments

As of March 31, 2017, our contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Debt obligations (1)	$325,656	$—	$—	$225,656	$100,000
Estimated interest on debt obligations (1) (2)	63,929	8,511	22,695	22,103	10,620
Operating lease obligations	3,175	505	1,156	1,051	463
Other liabilities (3)	504	100	184	156	64
Total	$393,264	$9,116	$24,035	$248,966	$111,147

(1)
Represents respective obligations under the 2014 Amended Credit Facilities as of March 31, 2017, $100.0 million of which was outstanding under the 2014 Term Loan Facility and $225.7 million of which was outstanding under the 2014 Multi-Draw Term Facility (see 2014 Amended Credit Agreement below).

(2)	Amounts include the impact of interest rate swaps. See Note 5 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Represents net present value of future payments to satisfy a liability assumed upon a timberland acquisition.

2014 Amended Credit Agreement

The 2014 Amended Credit Agreement provides for borrowing under credit facilities consisting of:

•	a $35.0 million revolving credit facility (the “2014 Revolving Credit Facility”);

•	a $365.0 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”); and

•	a $100.0 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by an additional $110.0 million. The table below presents the details of our 2014 Amended Credit Facilities as of March 31, 2017:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee	Outstanding Balance	Total Availability	Remaining Availability
2014 Revolving Credit Facility	12/23/2019	LIBOR + 2.25%	0.30%	$—	$35,000	$35,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	0.30%	225,656	365,000	139,344
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Total				$325,656	$500,000	$174,344

(1)	The applicable LIBOR margin on the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility ranges from 1.75% to 2.75%, depending on the LTV ratio.

Patronage

We are eligible to receive annual patronage refunds from our lenders under the 2014 Amended Credit Agreement. The annual patronage refund is dependent on the weighted-average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the Patronage Banks. In March 2017, we received a patronage refund of $2.1 million on our borrowings under the eligible patronage loans that were outstanding during 2016. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' board of directors.

Debt Covenants

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires us to maintain a FCCR of not less than 1.05:1.00; and

•	requires maintenance of a minimum liquidity balance of no less than $20.0 million at any time.

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of March 31, 2017.

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

Distributions

Our board of directors declares quarterly distributions based on a single record date. In determining the rate of stockholder distributions, our board considers a number of factors, including current and future levels of cash available to fund stockholder distributions, which is dependent upon the operations of our timberland properties, our current and future projected financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code.

Our board of directors declared a quarterly distribution for stockholders of record as of February 28, 2017 in the amount of $0.135 per share. This distribution was paid in March 2017. For the three months ended March 31, 2017, we paid total distributions to stockholders of $5.2 million, which was funded from net cash provided by operating activities of $8.3 million.

On May 3, 2017, we declared a cash dividend of $0.135 per share for our common stockholders of record on May 31, 2017, payable on June 16, 2017.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volumes, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volumes, and changes in the levels and composition of each for our timberlands for the three months ended March 31, 2017 and 2016 are shown in the following tables:

	Three Months Ended March 31,		Change
	2017	2016	%
Timber sales volume (tons)
Pulpwood	290,945	336,246	(13)%
Sawtimber (1)	220,387	260,605	(15)%
	511,332	596,851	(14)%

Harvest mix
Pulpwood	57%	56%
Sawtimber (1)	43%	44%

Net timber sales price (per ton)(2)
Pulpwood	$13	$14	(9)%
Sawtimber (1)	$24	$24	(1)%

Timberland sales
Gross sales (000's)	$5,450	$8,666
Sales volumes (acres)	2,824	4,982
Sales price (per acre)	$1,930	$1,739
(1)    Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016.

Harvest volumes decreased 14% to 511,300 tons from 596,900 tons in the prior year period. Our harvest volume in the first quarter of 2016 surged 17% from the fourth quarter of 2015 driven by stumpage sales increases as we opportunistically took advantage of increased demand due to persistent wet weather. Dry weather conditions through much of the first quarter of 2017 provided ample supply in the market, which led to decreased stumpage sales volume compared to same quarter last year, consistent with our expectations. Accordingly, we increased our delivered sales volume by 16% during the first quarter of 2017 to compensate for lower stumpage volume.

Our first quarter net stumpage pricing for both pulpwood and sawtimber slightly improved from the fourth quarter of 2016 but was down slightly year over year, consistent with our expectation and the overall market price. We realized above-average pulpwood stumpage pricing in the first quarter of 2016 as a result of entering into favorable stumpage contracts due to wet weather. Pulpwood prices in 2017 have returned to the trendline levels and are expected to remain stable. Our sawtimber net stumpage pricing was slightly lower due to higher mix of chip-n-saw in our harvest volume for the three months ended March 31, 2017 as compared to the same period in 2016.

Our realized stumpage prices, while trending with the overall South-wide timber market as tracked by TimberMart-South, are generally higher than the South-wide average (weighted by our mix) due to the premiums offered by the micro-markets in which we operate. We expect that our sawtimber and pulpwood pricing will remain steady during the remainder of 2017.

Comparison of the three months ended March 31, 2017 versus the three months ended March 31, 2016

Revenues. Revenues decreased to $23.1 million for the three months ended March 31, 2017 from $27.2 million for the three months ended March 31, 2016 due to a decrease in timber sales revenue of $1.0 million and a decrease in timberland sales revenue of $3.2 million, offset by an increase in other revenue of $0.2 million. Gross timber sales revenue decreased 6% as a result of a 14% decrease in harvest volume offset by increases in gross pricing. Harvest volumes were lower in 2017 as we entered into several opportunistic stumpage sales contracts in 2016 to take advantage of demand increases attributable to wet weather, as noted above. Gross pricing was up during the three months ended March 31, 2017 as compared to three months ended March 31, 2016 because delivered sales as a percentage of our mix increased from 60% in the first quarter of 2016 to 81% in the current quarter. Gross pricing on delivered sales includes a premium for logging and hauling costs.

Timber sales by product for the three months ended March 31, 2016 and 2017 are shown in the following table:

	Three Months Ended March 31, 2016	Changes attributable to:		Three Months Ended March 31, 2017
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$8,532	$401	$(660)	$8,273
Sawtimber (2)	8,969	542	(1,292)	8,219
	$17,501	$943	$(1,952)	$16,492

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue decreased to $5.5 million for the three months ended March 31, 2017 from $8.7 million for the three months ended March 31, 2016 as we sold fewer acres in 2017. Other revenues increased to $1.2 million for the three months ended March 31, 2017 from $1.0 million for the three months ended March 31, 2016 due to higher hunting lease income as result of prior year acquisitions.

Operating expenses. Contract logging and hauling costs increased to $7.4 million for the three months ended March 31, 2017 from $6.4 million for the three months ended March 31, 2016 as a result of a 16% increase in delivered sales volume. Delivered sales increased as we continued to implement delivered wood sales on properties acquired since our listing in 2013 and as a result of weak stumpage markets in the first quarter of 2017.

Depletion expense decreased to $6.1 million for the three months ended March 31, 2017 from $7.8 million for the three months ended March 31, 2016 due to a 14% decrease in harvest volume and lower blended depletion rates. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion, while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practice. Therefore, we generally expect our depletion rates of our current portfolio to decrease over time.

Costs of timberland sales decreased to $3.9 million for the three months ended March 31, 2017 from $7.7 million for the three months ended March 31, 2016 due to selling fewer acres. Other operating expenses increased to $1.2 million for the three months ended March 31, 2017 from $1.0 million for the three months ended March 31, 2016, primarily as a result of higher property taxes and other costs associated with having more acres under management.

General and administrative expenses increased to $2.5 million for the three months ended March 31, 2017 from $2.0 million for the three months ended March 31, 2016, primarily due to a $0.5 million increase in employee compensation expense. Employee compensation increased due to increased staffing and incremental stock-based compensation costs from new restricted stock issuances in 2017 (see Note 7 – Stock-based Compensation to the accompanying consolidated financial statements).

Interest expense. Interest expense increased to $2.6 million for the three months ended March 31, 2017 from $1.3 million for the three months ended March 31, 2016 as a result of a higher average debt balance during the period and higher interest rates incurred on our effectively variable-rate debt.

Net loss. Our net loss increased to $2.0 million for the three months ended March 31, 2017 from $0.6 million for the three months ended March 31, 2016 because of a $1.3 million increase in our interest expense and a $0.1 million decrease in operating income. Our net loss per share for the three months ended March 31, 2017 and 2016 was $0.05 and $0.02, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended March 31, 2017, Adjusted EBITDA was $10.6 million, a $5.5 million decrease from the three months ended March 31, 2016, primarily due to a $2.0 million decrease in net timber sales, a $3.2 million decrease in net timberland sales, a $0.4 million increase in general and administrative expenses and a $0.1 million increase in forestry management expenses, offset by a $0.2 million increase in other revenues.

Our reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net loss	$(1,978)	$(587)
Add:
Depletion	6,057	7,784
Basis of timberland sold	3,517	7,327
Amortization (1)	304	217
Stock-based compensation expense	420	276
Interest expense (1)	2,294	1,079
Adjusted EBITDA	$10,614	$16,096

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

Depletion
We recognize depletion expense as timber is harvested. Depletion rates are calculated at least annually using the straight-line method by dividing the remaining merchantable inventory book value by the current standing timber inventory volume.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 –Commitments and Contingencies to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include Mahrt Timber Agreements and Timberland Operating Agreements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Subsequent Events

Joint Venture and Dawsonville Acquisition

On April 20, 2017, we formed a joint venture (“Dawsonville Bluffs”) with the Missouri Department of Transportation & Patrol Retirement System (“MPERS”). On April 25, 2017, Dawsonville Bluffs acquired 11,031 acres of timberlands in North Georgia for $20.0 million, exclusive of transaction costs (the “Dawsonville Timberlands”). The Dawsonville Timberlands contain an average of 51 tons of merchantable timber per acre with 75% pine and 41% sawtimber. We will manage the Dawsonville Timberlands on behalf of Dawsonville Bluffs. We funded our 50% ownership interest in Dawsonville Bluffs from the 2014 Multi-Draw Term Facility.

Dividend Declaration

On May 3, 2017, we declared a cash dividend of $0.135 per share for our common stockholders of record on May 31, 2017, payable on June 16, 2017.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into five interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of March 31, 2017, we had $325.7 million outstanding under the 2014 Amended Credit Facilities, of which $100.0 million matures on December 23, 2024 and $225.7 million matures on December 23, 2021. The 2014 Term Loan Facility bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75% and the 2014 Multi-Draw Term Facility bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin ranging from 1.75% to 2.75%, depending on the LTV Ratio (see Note 4 – Note Payable and Line of Credit to the accompanying consolidated financial statements for the applicable margin and current interest rates as of March 31, 2017).

During the first quarter of 2017, we entered three separate interest rate swaps with Rabobank on $20.0 million of the 2014 Term Loan Facility and $50.0 million of the 2014 Multi-Draw Term Facility that effectively fixes the interest rates on debt that is subject to variable interest rates. As of March 31, 2017, we are party to five interest rate swaps, with notional values totaling $100.0 million of the 2014 Term Loan Facility and $50.0 million of the 2014 Multi-Draw Term Facility (see Note 5 – Interest Rate Swaps to the accompanying consolidated financial statements for more information on our interest rate swaps).

As of March 31, 2017, after consideration of the interest rate swaps, $175.7 million of our total debt outstanding is subject to an effectively variable interest rate while the remaining $150.0 million is subject to an effectively fixed-interest rate. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our effectively variable-rate and effectively fixed-rate debt outstanding as of March 31, 2017, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$175,656	$—	$175,656
Effectively fixed-rate debt	$—	$—	$—	$—	$50,000	$100,000	$150,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	3.21%	—%	3.21%
Effectively fixed-rate debt	—%	—%	—%	—%	4.15%	3.63%	3.80%

As of March 31, 2017, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.48%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.8 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of CatchMark Timber Trust's common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	36,711	$10.62	31,944	$20.5	million
February 1 - February 28	52,169	$10.63	33,617	$20.1	million
March 1 - March 31	31,908	$10.66	31,908	$19.8	million
Total	120,788		97,469

(1)
On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares. All repurchases of outstanding common shares to date have been made in open-market transactions.

(2)	Includes shares withheld for tax withholding purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2017, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	May 4, 2017	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO FIRST QUARTER 2017 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

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