Form 10-Q
period 2017-06-30
CatchMark Timber Trust, Inc.
filed 2017-08-03
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, as of July 31, 2017: 38,823,380 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A in this Form 10-Q, as well as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AgFirst	Agfirst Farm Credit Bank
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles
HBU	Higher and Better Use
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
MPERS	Missouri Department of Transportation & Patrol Retirement System
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
RSU	Restricted Stock Unit
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)

PART I.	FINANCIAL INFORMATION

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. CatchMark Timber Trust’s results of operations for the three months and six months ended June 30, 2017 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$17,173	$9,108
Accounts receivable	4,034	3,882
Prepaid expenses and other assets	5,322	4,815
Deferred financing costs, net	259	313
Timber assets (Note 3):
Timber and timberlands, net	671,842	691,687
Intangible lease assets, less accumulated amortization of $940 and $938 as of June 30, 2017 and December 31, 2016, respectively	17	19
Investment in unconsolidated joint venture (Note 4)	10,412	—
Total assets	$709,059	$709,824

Liabilities:
Accounts payable and accrued expenses	$5,454	$4,393
Other liabilities	5,761	3,610
Note payable and line of credit, less net deferred financing costs (Note 5)	332,164	320,751
Total liabilities	343,379	328,754

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000 shares authorized; 38,823 and 38,797 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	388	388
Additional paid-in capital	605,719	605,728
Accumulated deficit and distributions	(241,602)	(226,793)
Accumulated other comprehensive income	1,175	1,747
Total stockholders’ equity	365,680	381,070
Total liabilities and stockholders’ equity	$709,059	$709,824
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended, June 30,		(Unaudited) Six Months Ended, June 30,
	2017	2016	2017	2016
Revenues:
Timber sales	$17,387	$14,184	$33,879	$31,685
Timberland sales	7,953	843	13,403	9,509
Other revenues	1,496	939	2,679	1,953
	26,836	15,966	49,961	43,147
Expenses:
Contract logging and hauling costs	7,560	5,694	14,981	12,117
Depletion	7,208	5,980	13,265	13,764
Cost of timberland sales	5,944	692	9,816	8,391
Forestry management expenses	1,724	1,372	3,137	2,724
General and administrative expenses	2,742	2,331	5,220	4,378
Land rent expense	156	121	306	292
Other operating expenses	1,141	1,021	2,308	2,056
	26,475	17,211	49,033	43,722
Operating income (loss)	361	(1,245)	928	(575)

Other income (expense):
Interest income	26	12	37	23
Interest expense	(2,726)	(1,412)	(5,283)	(2,680)
	(2,700)	(1,400)	(5,246)	(2,657)

Net loss before unconsolidated joint venture	(2,339)	(2,645)	(4,318)	(3,232)
Loss from unconsolidated joint venture	(127)	—	(127)	—
Net loss	$(2,466)	$(2,645)	$(4,445)	$(3,232)

Weighted-average common shares outstanding - basic and diluted	38,804	38,802	38,787	38,840

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.11)	$(0.08)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	(Unaudited) Three Months Ended, June 30,		(Unaudited) Six Months Ended, June 30,
	2017	2016	2017	2016
Net loss	$(2,466)	$(2,645)	$(4,445)	$(3,232)
Other comprehensive loss:
Market value adjustment to interest rate swaps	(294)	(869)	(572)	(2,190)
Comprehensive loss	$(2,760)	$(3,514)	$(5,017)	$(5,422)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	38,797	$388	$605,728	$(226,793)	$1,747	$381,070
Common stock issued pursuant to:
Long-term incentive plan, net of forfeitures and amounts withheld for income taxes	123	1	1,026			1,027
Dividends to common stockholders ($0.27 per share)				(10,364)		(10,364)
Repurchases of common shares	(97)	(1)	(1,035)			(1,036)
Net loss				(4,445)		(4,445)
Other comprehensive loss					(572)	(572)
Balance, June 30, 2017	38,823	$388	$605,719	$(241,602)	$1,175	$365,680

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	38,975	$390	$607,409	$(195,341)	$(1,420)	$411,038
Common stock issued pursuant to:
Long-term incentive plan, net of amounts withheld for income taxes	130	1	715			716
Dividends to common stockholders ($0.26 per share)				(9,999)		(9,999)
Repurchases of common shares	(274)	(3)	(2,837)			(2,840)
Net loss				(3,232)		(3,232)
Other comprehensive loss					(2,190)	(2,190)
Balance, June 30, 2016	38,831	$388	$605,287	$(208,572)	$(3,610)	$393,493

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six Months Ended, June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4,445)	$(3,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	13,265	13,764
Basis of timberland sold	9,381	7,928
Stock-based compensation expense	1,338	915
Noncash interest expense	569	447
Other amortization	84	62
Loss from unconsolidated joint venture	127	—
Changes in assets and liabilities:
Accounts receivable	(668)	(135)
Prepaid expenses and other assets	(69)	(182)
Accounts payable and accrued expenses	1,109	1,108
Other liabilities	1,580	1,429
Net cash provided by operating activities	22,271	22,104

Cash Flows from Investing Activities:
Timberland acquisitions	(11)	(113,974)
Capital expenditures (excluding timberland acquisitions)	(2,862)	(1,430)
Investment in unconsolidated joint venture	(10,539)	—
Net cash used in investing activities	(13,412)	(115,404)

Cash Flows from Financing Activities:
Proceeds from note payable	11,000	116,000
Repayments of note payable	—	(440)
Financing costs paid	(83)	(1,628)
Dividends paid to common stockholders	(10,364)	(9,999)
Repurchase of common shares under the share repurchase program	(1,036)	(2,840)
Repurchase of common shares for minimum tax withholdings	(311)	(198)
Net cash (used in) provided by financing activities	(794)	100,895
Net increase in cash and cash equivalents	8,065	7,595
Cash and cash equivalents, beginning of period	9,108	8,025
Cash and cash equivalents, end of period	$17,173	$15,620

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (unaudited)

1.	Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation, was formed as a wholly owned subsidiary of CatchMark Timber OP in 2006. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

Investment in Joint Venture

For joint ventures that it does not control, but exercises significant influence, CatchMark Timber Trust uses the equity method of accounting. CatchMark Timber Trust's judgment about its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace CatchMark Timber Trust as manager, and/or to liquidate the venture. Under the equity method, the investment in a joint venture is recorded at cost and adjusted for equity in earnings and cash contributions and distributions. Income or loss and cash distributions from an unconsolidated joint venture are allocated according to the provisions of the respective joint venture agreement, which may be different from its stated ownership percentage. Any difference between the carrying amount of these investments on CatchMark Timber Trust’s balance sheets and the underlying equity in net assets on the joint venture’s balance sheets is adjusted as the related underlying assets are depreciated, amortized, or sold.

CatchMark Timber Trust evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, CatchMark Timber Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management assesses whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) CatchMark Timber Trust’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other than temporary," CatchMark Timber Trust reduces the investment to its estimated fair value.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Share repurchases of common stock under the share repurchase program and share repurchases of common stock for tax withholdings were presented together as repurchases of common shares in the consolidated statement of cash flows included in CatchMark Timber Trust's quarterly report on Form 10-Q for the quarter ended June 30, 2016.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Cash Receipts and Payments ("ASU 2016-15"), which addresses the statement of cash flow classification requirements for several types of receipts and payments. ASU 2016-15 provides that, among other things, (i) debt prepayments and extinguishment costs should be classified as financing activities, (ii) insurance proceeds should be classified in accordance with the nature of the respective claims, and (iii) distributions from equity method investees should be classified based on the underlying nature of the investee activity according to specific guidelines. ASU 2016-15 is effective for CatchMark Timber Trust on January 1, 2018, with early adoption permitted. CatchMark Timber Trust has early adopted ASU No. 2016-15 as of January 1, 2017 and the adoption did not have a material impact on its consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”). ASU 2017-05 defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. It will require the gain from the transfer of nonfinancial assets and any non-controlling interest received from the transfer to be measured at fair value. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. CatchMark Timber Trust has early adopted ASU 2017-05 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

3.	Timber Assets

As of June 30, 2017 and December 31, 2016, timber and timberlands consisted of the following, respectively:

	As of June 30, 2017
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$295,261	$13,265	$281,996
Timberlands	389,373	—	389,373
Mainline roads	1,019	546	473
Timber and timberlands	$685,653	$13,811	$671,842

	As of December 31, 2016
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$324,796	$28,897	$295,899
Timberlands	395,348	—	395,348
Mainline roads	935	495	440
Timber and timberlands	$721,079	$29,392	$691,687

Timberland Acquisitions

During the six months ended June 30, 2017, CatchMark Timber Trust did not complete any timberland acquisitions. During the six months ended June 30, 2016, CatchMark Timber Trust acquired fee-simple interests in approximately 60,400 acres of timberland for $112.9 million, exclusive of closing costs.

Timberland Sales

During the three months ended June 30, 2017 and 2016, CatchMark Timber Trust sold approximately 4,000 and 500 acres of timberland for $8.0 million and $0.8 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $5.9 million and $0.6 million, respectively.

During the six months ended June 30, 2017 and 2016, CatchMark Timber Trust sold approximately 6,800 and 5,500 acres of timberland for $13.4 million and $9.5 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $9.4 million and $7.9 million, respectively. Land sale acreage by state is listed below:

	Six Months Ended June 30,
Acres Sold In:	2017	2016
Alabama	1,700	500
Georgia	4,700	4,400
Florida	—	600
Louisiana	400	—
Total	6,800	5,500

Timberland Portfolio

As of June 30, 2017, CatchMark Timber Trust wholly owned interests in approximately 491,600 acres of timberlands in the U.S. South, of which 460,700 acres were held in fee-simple interests and 30,900 acres were held in leasehold interests. Wholly-owned land acreage by state is listed below:

	As of June 30, 2017
Acres Located In:	Fee	Lease	Total
Alabama	75,000	5,600	80,600
Florida	2,000	—	2,000
Georgia	248,900	25,300	274,200
Louisiana	20,900	—	20,900
North Carolina	1,600	—	1,600
South Carolina	76,400	—	76,400
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	460,700	30,900	491,600

4.	Unconsolidated Joint Venture

On April 25, 2017, CatchMark Timber Trust entered into a joint venture (the “Dawsonville Bluffs Joint Venture”) that acquired a portfolio of 11,000 acres of commercial timberlands located in North Georgia (the “Dawsonville Portfolio) for an aggregate purchase price of $20.0 million, exclusive of transaction costs. CatchMark Timber Trust owns a 50% membership interest in the Dawsonville Bluffs Joint Venture and MPERS owns the remaining 50% interest. CatchMark Timber Trust shares substantive participation rights with MPERS, including management selection and termination, and the approval of material operating and capital decisions and, as such, uses the equity method of accounting to record its investment. Income or loss and cash distributions are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Dawsonville Bluffs Joint Venture. CatchMark Timber Trust funded its equity investment of approximately $10.5 million in the Dawsonville Bluffs Joint Venture with funds borrowed under its existing multi-draw credit facility (see Note 5 - Note Payable and Line of Credit for additional information).

Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

As of June 30, 2017
Total Assets	$21,501
Total Liabilities	$677
Total Equity	$20,824
CatchMark Timber Trust’s investment	$10,412

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

From Inception through June 30, 2017
Total Revenues	$24
Net Loss	$(254)
CatchMark Timber Trust's share	$(127)

Included in the net loss of the Dawsonville Bluffs Joint Venture for the period from inception through June 30, 2017 is approximately $0.2 million of non-recurring start-up costs.

CatchMark Timber Trust serves as the sole manager of the Dawsonville Bluffs Joint Venture, whereby it manages the day-to-day operations of the business, subject to certain major decisions that require the prior consent of MPERS, in exchange for a management fee. Such management fees are included in other revenues on the accompanying consolidated statement of operations.

5.    Note Payable and Line of Credit

2014 Amended Credit Agreement

CatchMark Timber Trust is party to a credit agreement, which was amended and restated as of May 13, 2016 (the “2014 Amended Credit Agreement”) with CoBank, AgFirst, Rabobank, and certain other financial institutions, which provides for borrowings consisting of:

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

As of June 30, 2017 and December 31, 2016, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

				Outstanding Balance as of
(dollars in thousands)	Maturity Date	Interest Rate (2)	Current Interest Rate (3)	June 30, 2017	December 31, 2016
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	2.97%	$100,000	$100,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	3.46%	236,656	225,656
Total Principal Balance				$336,656	$325,656
Less: Net Unamortized Deferred Financing Costs (1)				(4,492)	(4,905)
Total				$332,164	$320,751

(1)	Represents costs incurred for borrowings under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility only.

(2)	The applicable LIBOR margin on the 2014 Multi-Draw Term Facility ranges between 1.75% and 2.75%, depending on the LTV ratio.

(3)
Represents the weighted-average interest rate as of June 30, 2017. The weighted-average interest rate excludes the impact of interest rate swaps (see Note 6 – Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

As of June 30, 2017, $163.3 million of capacity remained under the 2014 Amended Credit Facilities, $128.3 million from the 2014 Multi-Draw Term Facility and $35.0 million from the 2014 Revolving Credit Facility.

Patronage

CatchMark Timber Trust is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. In March 2017 and 2016, CatchMark Timber Trust received patronage refunds of $2.1 million and $1.2 million, respectively, on its eligible borrowings under the 2014 Amended Credit Agreement. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. As of June 30, 2017 and December 31, 2016, CatchMark Timber Trust had approximately $0.8 million and $0.3 million, respectively, of equity in Patronage Banks included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

CatchMark Timber Trust has received a patronage refund on its eligible patronage loans for each year it has been party to the 2014 Amended Credit Agreement. Therefore, CatchMark Timber Trust accrues patronage refunds it expected to receive in 2018 based on actual patronage refunds received as a percentage of its weighted-average debt balance. For the three months ended June 30, 2017 and 2016, CatchMark Timber Trust recorded $0.7 million and $0.5 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. For the six months ended June 30, 2017 and 2016, CatchMark Timber Trust recorded $1.3 million and $0.9 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. As of June 30, 2017 and December 31, 2016, approximately $1.3 million and $2.3 million of patronage refunds were included in accounts receivable on the consolidated balance sheets.

Debt Covenants

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires a FCCR of not less than 1.05:1.00; and

•	requires maintenance of a minimum liquidity balance of no less than $20.0 million at any time.

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of June 30, 2017.

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

During the three months ended June 30, 2017 and 2016, CatchMark Timber Trust made interest payments of $2.8 million and $1.4 million, respectively, on its borrowings. Included in the interest payments for the three months ended June 30, 2017 and 2016 were unused commitment fees of $0.1 million and $0.2 million, respectively.

During the six months ended June 30, 2017 and 2016, CatchMark Timber Trust made interest payments of $5.3 million and $2.6 million, respectively, on its borrowings. Included in the interest payments for the six months ended June 30, 2017 and 2016 were unused commitment fees of $0.3 million and $0.3 million, respectively.

As of June 30, 2017 and December 31, 2016, the weighted-average interest rate on these borrowings, after consideration of interest rate swaps, was 3.61% and 3.09%, respectively. After further consideration of estimated patronage refunds, CatchMark Timber Trust's weighted average interest rate as of June 30, 2017 and December 31, 2016 was 2.81% and 2.19%, respectively.

As of June 30, 2017, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark Timber Trust uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. During the first quarter of 2017, CatchMark Timber Trust entered into three separate interest rate swaps with Rabobank on $20.0 million of the 2014 Term Loan Facility and a total of $50.0 million of the 2014 Multi-Draw Term Facility (collectively, the "2017 Rabobank Swaps"). CatchMark Timber Trust had five interest rate swaps outstanding as of June 30, 2017, with terms below:

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
					$150,000

As of June 30, 2017, CatchMark Timber Trust’s interest rate swaps effectively fixed the interest rate on $150.0 million of its $336.7 million variable rate debt at 3.80%. All five interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark Timber Trust's interest rate swaps measured at fair value as of June 30, 2017 and December 31, 2016:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid and other assets	$2,584	$2,632
Interest rate swaps	Other liabilities	$(1,409)	$(885)

During the six months ended June 30, 2017 and 2016, CatchMark Timber Trust recognized a change in fair value of the interest rate swaps of approximately $0.6 million and $2.2 million as other comprehensive loss. There was no hedge ineffectiveness on the interest rate swaps required to be recognized in current earnings.

During the three months ended June 30, 2017 and 2016, net payments of approximately $0.3 million and $0.2 million were made under the interest rates swaps, respectively. During the six months ended June 30, 2017 and 2016, net payments of approximately $0.5 million and $0.3 million were made under the interest rate swaps, respectively. Interest rate swaps payments were recorded as interest expense.

7.    Commitments and Contingencies

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

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates approximately 413,300 acres of CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2018, and is automatically extended for one-year periods unless written notice is provided by CatchMark Timber Trust or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates approximately 78,300 acres of CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark Timber Trust pays AFM (i) a monthly management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2017, and is automatically extended for one-year periods unless written notice is provided by CatchMark Timber Trust or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

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

8.    Stockholders' Equity

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark Timber Trust may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the three months ended June 30, 2017, CatchMark Timber Trust did not repurchase any shares under the share repurchase program. During the six months ended June 30, 2017 and 2016, CatchMark Timber Trust purchased 97,469 shares and 273,541 shares of common stock for approximately $1.0 million and $2.8 million, respectively. As of June 30, 2017, CatchMark Timber Trust may purchase up to an additional $19.8 million under the program.

Long-term Incentive Plans

CatchMark Timber Trust's Amended and Restated 2005 Long-term Incentive Plan (the "2005 LTIP") allowed for the issuance of options, stock appreciation rights, restricted stock, RSUs, and deferred stock units of its common stock to its employees and independent directors. The 2005 LTIP provided for issuance of up to 1.3 million shares through October 25, 2023. Prior to its replacement on June 23, 2017, 406,667 shares remained to be issued under the 2005 LTIP.

On June 23, 2017, CatchMark Timber Trust's stockholders approved the 2017 Incentive Plan (the "2017 Plan"), which replaced the 2005 LTIP. The 2017 Plan allows for the award of options, stock appreciation rights, restricted stock, RSUs, deferred stock units, performance awards, other stock-based awards, or any other right or interest relating to stock or cash to the employees, directors, and consultants of CatchMark or its affiliates. The 2017 Plan provides for issuance of up to 1.8 million shares through CatchMark Timber Trust's 2027 annual stockholders meeting, or, in the case of an amendment approved by stockholders to increase the number of shares subject to the 2017 Plan, the 10th anniversary of such amendment date.

Stock-based Compensation - Independent Directors

Pursuant to the Amended and Restated Independent Directors' Compensation Plan (a sub-plan of the 2005 LTIP), each of the independent directors receives, on the first business day immediately prior to the date on which CatchMark Timber Trust holds its annual stockholders meeting, a number of shares of CatchMark Timber Trust common stock having a value of $50,000 on the grant date. The number of shares granted to each independent director is determined by dividing $50,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date. The shares are fully-vested and non-forfeitable upon the respective grant date. On June 22, 2017, CatchMark Timber Trust issued 21,890 shares to its five independent directors, 5,166 shares of which were repurchased for estimated income tax payments. CatchMark Timber Trust recognized approximately $0.3 million of fair value of the award within general and administrative expenses for the three months ended June 30, 2017.

Stock-based Compensation - Employees

On May 2, 2017, the board of directors approved a special, one-time stock-settled outperformance award (the "OPP") to the executive officers of CatchMark Timber Trust, pursuant to the provisions of the 2005 LTIP. Under the OPP, an outperformance pool with a maximum award dollar amount of $5.0 million was created and executive officers were granted a certain participation percentage of the outperformance pool. The dollar amount of the awards earned will be determined based on the total returns of CatchMark Timber Trust common stock during a performance period from April 1, 2017 to March 31, 2020. Earned awards will be settled in shares of CatchMark Timber Trust common stock after the amount of earned award is determined at the end of the performance period. The grant-date fair value of the OPP was approximately $1.0 million as calculated using Monte-Carlo simulations and is amortized over the performance period.

During the three months ended June 30, 2017, CatchMark Timber Trust issued 57,940 shares of service-based restricted stock. The fair value of service-based restricted stock was $0.7 million and was determined by the closing price of CatchMark Timber Trust's common stock on the grant date.

A rollforward of CatchMark Timber Trust's unvested, service-based restricted stock awards to employees for the six months ended June 30, 2017 is as follows:

	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	255,098	$11.56
Granted	133,591	$11.18
Vested	(65,506)	$11.47
Forfeited	(4,500)	$10.80
Unvested at June 30, 2017	318,683	$11.44

Stock-based Compensation Expense Summary

A summary of CatchMark Timber Trust's stock-based compensation expense for the three months and six months ended June 30, 2017 and 2016 is presented below:

Stock-based Compensation Expense classified as:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
General and administrative expenses	$678	$564	$1,004	$795
Forestry management expenses	240	75	334	120
Total	$918	$639	$1,338	$915

As of June 30, 2017, approximately $4.5 million of unrecognized compensation expense related to 2.3 years.

9.    Subsequent Event

Dividend Declaration

On August 3, 2017, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its common stockholders of record on August 30, 2017, payable on September 15, 2017.

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

We also seek to create additional value by joint venturing with long-term, institutional equity partners to opportunistically acquire, own, and manage timberland properties that fit our core investment strategy. In addition, we expect that our joint venture activities will create a platform for future growth by establishing a new fee-based business that leverages our scale and timberland management efficiencies. We entered into our first joint venture on April 25, 2017. See Note 4 - Unconsolidated Joint Venture of our accompanying consolidated financial statements for more information.

Timberland Portfolio

As of June 30, 2017, we wholly owned interests in approximately 491,600 acres of high-quality industrial timberlands that have been intensively managed for sustainable commercial timber production, consisting of 74% pine stands and 26% hardwood stands. Our timberlands are within an attractive and competitive fiber basket encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Wholly-owned land acreage by state is listed below:

	As of June 30, 2017
Acres Located In:	Fee	Lease	Total
Alabama	75,000	5,600	80,600
Florida	2,000	—	2,000
Georgia	248,900	25,300	274,200
Louisiana	20,900	—	20,900
North Carolina	1,600	—	1,600
South Carolina	76,400	—	76,400
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	460,700	30,900	491,600

As of June 30, 2017, our wholly-owned timber inventory consisted of an estimated 19.0 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory(1):	Fee	Lease	Total
Pulpwood	9.0	0.6	9.6
Sawtimber (2)	8.9	0.5	9.4
Total	17.9	1.1	19.0

(1)
Merchantable timber inventory does not include current year growth, which we expect to approximate current year harvest volume (see Results of Operations below for information on current year harvest volume).

(2)	Includes chip-n-saw and sawtimber.

In addition to the wholly-owned timber assets listed above, we own a 50% member interest in a joint venture that owns approximately 11,000 acres of high-quality commercial timberlands located in north Georgia, or the Dawsonville Portfolio. The Dawsonville Portfolio contains an average of 51 tons of merchantable timber per acre with 75% pine and 41% sawtimber.

Timber Agreements

A substantial portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For the year ended December 31, 2017, WestRock is required to purchase approximately 485,000 tons of timber under the Mahrt Timber Agreements. For the six months ended June 30, 2017, WestRock purchased approximately 250,500 tons under the Mahrt Timber Agreements, which contributed approximately 17% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 – Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

For the year ended December 31, 2017, we are required to sell approximately 150,000 tons of pulpwood under a pulpwood supply agreement (the "Carolinas Supply Agreement") assumed in connection with a timberland acquisition that closed in June 2016. During the six months ended June 30, 2017, we sold approximately 70,900 tons under the Carolinas Supply Agreement, which contributed approximately 6% of our net timber revenue.

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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2017 was $22.3 million, a $0.2 million increase from the six months ended June 30, 2016, primarily due to a $3.9 million increase in net cash received from timberland sales, offset by paying $2.8 million more for interest and higher operating costs as a result of our growing portfolio.

Net cash used in investing activities for the six months ended June 30, 2017 was $13.4 million, a $102.0 million decrease from the six months ended June 30, 2016. We did not acquire any property directly during the first six months of 2017 as compared to acquiring 60,400 acres for $114.0 million in the first half of 2016. We entered into the Dawsonville Bluffs Joint Venture on April 25, 2017 and invested $10.5 million for a 50% member interest (see Note 4 - Unconsolidated Joint Venture for further details).

Net cash used in financing activities for the six months ended June 30, 2017 was $0.8 million. We borrowed $11.0 million under the 2014 Multi-Draw Term Facility to fund the investment in the Dawsonville Bluffs Joint Venture. During the six months ended June 30, 2017, we paid total distributions to stockholders of $10.4 million, which were funded by net cash provided by operating activities. During the six months ended June 30, 2017, we repurchased $1.0 million in shares of our common stock under our share repurchase program (see Share Repurchase Program below) and $0.3 million in shares of our common stock to satisfy minimum tax withholding requirements on granted and vested shares to employees and directors.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of June 30, 2017, we had a cash balance of $17.2 million and $163.3 million of borrowing capacity remained under the 2014 Amended Credit Facilities (see 2014 Amended Credit Agreement below).

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

Share Repurchase Program

On August 7, 2015, our board of directors approved a stock repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the program at any time. During the six months ended June 30, 2017, we repurchased 97,469 shares of our common stock at an average price of $10.60 per share for a total of approximately $1.0 million. All common stock purchases under the stock repurchase program were made in open-market transactions and were funded with cash on-hand. As of June 30, 2017, we had 38.8 million shares of common stock outstanding and may repurchase up to an additional $19.8 million under the program. The 2014 Amended Credit Facilities allow us to borrow up to $25.0 million under the 2014 Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock is a prudent use of capital resources.

Contractual Obligations and Commitments

As of June 30, 2017, our contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2017	2018-2019		2020-2021	Thereafter
Debt obligations (1)	$336,656	$—	$—		$236,656	$100,000
Estimated interest on debt obligations (1) (2)	67,933	9,119	24,348		23,779	10,687
Operating lease obligations	3,363	142	1,602		1,185	434
Other liabilities (3)	700	12	280		280	128
Total	$408,652	$9,273	$26,230	$—	$261,900	$111,249

(1)
Represents respective obligations under the 2014 Amended Credit Facilities as of June 30, 2017, $100.0 million of which was outstanding under the 2014 Term Loan Facility and $236.7 million of which was outstanding under the 2014 Multi-Draw Term Facility (see 2014 Amended Credit Agreement below).

(2)	Amounts include the impact of interest rate swaps. See Note 6 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Represents future payments to satisfy a liability assumed upon a timberland acquisition that expires in May 2022.

2014 Amended Credit Agreement

The 2014 Amended Credit Agreement provides for borrowing under credit facilities consisting of:

•	a $35.0 million revolving credit facility (the “2014 Revolving Credit Facility”);

•	a $365.0 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”); and

•	a $100.0 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

The 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by an additional $110.0 million. The table below presents the details of our 2014 Amended Credit Facilities as of June 30, 2017:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee	Outstanding Balance	Total Availability	Remaining Availability
2014 Revolving Credit Facility	12/23/2019	LIBOR + 2.25%	0.30%	$—	$35,000	$35,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	0.30%	236,656	365,000	128,344
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Total				$336,656	$500,000	$163,344

(1)	The applicable LIBOR margin on the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility ranges from 1.75% to 2.75%, depending on the LTV ratio.

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

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of June 30, 2017.

The terms of our credit agreement prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than or equal to 45% or we are otherwise in default as defined in the credit agreement. See Note 5 – Note Payable and Line of Credit of our accompanying consolidated financial statements for more information about our credit agreement.

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

Our board of directors declared a cash dividend for stockholders of record as of February 28, 2017 in the amount of $0.135 per share. This distribution was paid in March 2017. On May 3, 2017, our board of directors declared a cash dividend of $0.135 per share for our common stockholders of record on May 31, 2017. This distribution was paid on June 16, 2017.

For the six months ended June 30, 2017, we paid total distributions to stockholders of $10.4 million, which was funded from net cash provided by operating activities of $22.3 million.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volume, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volume, and changes in the levels and composition of each for our timberlands for the three months and six months ended June 30, 2017 and 2016 are shown in the following tables:

	Three Months Ended June 30,		Change
	2017	2016	%
Timber sales volume (tons)
Pulpwood	352,476	296,553	19%
Sawtimber (1)	229,635	183,705	25%
	582,111	480,258	21%

Harvest mix
Pulpwood	61%	62%
Sawtimber (1)	39%	38%

Net timber sales price (per ton) (2)
Pulpwood	$12	$14	(12)%
Sawtimber (1)	$24	$24	1%

Timberland sales
Gross sales (000's)	$7,953	$843
Sales volume (acres)	3,991	500
Sales price (per acre)	$1,993	$1,687

	Six Months Ended June 30,		Change
	2017	2016	%
Timber sales volume (tons)
Pulpwood	643,421	632,799	2%
Sawtimber (1)	450,022	444,310	1%
	1,093,443	1,077,109	2%

Harvest mix
Pulpwood	59%	59%
Sawtimber (1)	41%	41%

Net timber sales price (per ton) (2)
Pulpwood	$13	$14	(10)%
Sawtimber (1)	$24	$24	—%

Timberland sales
Gross sales (000's)	$13,403	$9,509
Sales volume (acres)	6,814	5,482
Sales price (per acre)	$1,967	$1,735
(1)    Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2017 and 2016.

Our harvest volume this quarter increased 21% from the prior year quarter primarily as a result of harvests from properties acquired in South Carolina within the last 12 months. Although extended mill outages, high raw material inventories and quotas continued to constrain market conditions, our timber agreements and well-established delivered capacity helped us offset some of the impact. Delivered volume increased by 34%, or 107,000 tons, from prior year quarter.

During the second quarter of 2017, average stumpage prices for all product categories in the Southern timber market declined ranging from 3% to 18% relative to the second quarter of 2016, as reported by TimberMart-South. Our pulpwood stumpage price for the quarter decreased by 12% compared to prior year quarter, in line with the decrease in the South-wide market. Pulpwood prices were higher in the first half of 2016 partially due to increases in demand as a result of significant wet weather experienced in the U.S. South. Our realized stumpage prices, while trending with the overall South-wide timber market, are generally higher than South-wide averages due to the strength of the micro-markets in which we operate.

We expect to continue to build on market and business diversity and leverage our relationships in key markets to garner additional quota and delivery opportunities.

Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016

Revenues. Revenues increased to $26.8 million for the three months ended June 30, 2017 from $16.0 million for the three months ended June 30, 2016 due to an increase in timber sales revenue of $3.2 million, an increase in timberland sales revenue of $7.1 million, and an increase in other revenue of $0.6 million. Gross timber sales revenue increased 23% primarily as a result of a 21% increase in harvest volume. The harvest volume increase was driven by harvest from properties acquired within the last 12 months, which generated $3.3 million in timber sales revenue during the three months ended June 30, 2017. Delivered sales volume as a percentage of total volume increased from 66% during the second quarter 2016 to 72% during the second quarter of 2017. Gross pricing on delivered sales includes logging and hauling costs charged to customers.

Timber sales by product for the three months ended June 30, 2016 and 2017 are shown in the following table:

	Three Months Ended June 30, 2016	Changes attributable to:		Three Months Ended June 30, 2017
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$7,849	$(481)	$1,823	$9,191
Sawtimber (2)	6,335	(133)	1,994	8,196
	$14,184	$(614)	$3,817	$17,387

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue increased to $8.0 million for the three months ended June 30, 2017 from $0.8 million for the three months ended June 30, 2016 as we sold more acres in 2017. Other revenues increased to $1.5 million for the three months ended June 30, 2017 from $0.9 million for the three months ended June 30, 2016 due to receiving $0.4 million of lease termination revenue for terminating 1,100 acres of long-term timber leases. Hunting lease revenue increased by $0.2 million due to leasing more acres as a result of portfolio growth.

Operating Expenses. Contract logging and hauling costs increased to $7.6 million for the three months ended June 30, 2017 from $5.7 million for the three months ended June 30, 2016 as a result of a 34% increase in delivered sales volume. Delivered sales increased as we continued to implement our delivered wood sales strategy on properties acquired since our listing in 2013.

Depletion expense increased to $7.2 million for the three months ended June 30, 2017 from $6.0 million for the three months ended June 30, 2016, due to a 21% increase in harvest volume.

Costs of timberland sales increased to $5.9 million for the three months ended June 30, 2017 from $0.7 million for the three months ended June 30, 2016 due to selling more acres.

Forestry management fees increased to $1.7 million for the three months ended June 30, 2017 from $1.4 million for the three months ended June 30, 2016 due to the growth in acres under management and in timber sales revenue.

Other operating expenses increased to $1.1 million for the three months ended June 30, 2017 from $1.0 million for the three months ended June 30, 2016, primarily as a result of higher property taxes associated with owning more acres.

General and administrative expenses increased to $2.7 million for the three months ended June 30, 2017 from $2.3 million for the three months ended June 30, 2016, primarily due to a $0.4 million increase in employee compensation expense. Employee compensation increased due to increased staffing and incremental stock-based compensation costs from new restricted stock issuances in 2017 (see Note 8 – Stockholders' Equity to the accompanying consolidated financial statements).

Interest expense. Interest expense increased to $2.7 million for the three months ended June 30, 2017 from $1.4 million for the three months ended June 30, 2016 as a result of a higher average debt balance during the period and higher interest rates incurred on our effectively variable-rate debt.

Net loss. Our net loss decreased to $2.5 million for the three months ended June 30, 2017 from $2.6 million for the three months ended June 30, 2016 due to a $1.6 million increase in operating income offset by a $1.3 million increase in interest expense. Our net loss per share for the three months ended June 30, 2017 and 2016 was $0.06 and $0.07, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volume and mix, depletion rates, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016

Revenues. Revenues increased to $50.0 million for the six months ended June 30, 2017 from $43.1 million for the six months ended June 30, 2016 due to an increase in timber sales revenue of $2.2 million, an increase in timberland sales revenue of $3.9 million, and an increase in other revenue of $0.7 million. Gross timber sales revenue increased 7% due to a 2% increase in harvest volume as well as an increase in delivered sales as a percentage of total volume. 76% of 2017 harvest volume came from delivered sales as compared to 62% in the first half of 2016.

Timber sales by product for the six months ended June 30, 2016 and 2017 are shown in the following table:

	Six Months Ended June 30, 2016	Changes attributable to:		Six Months Ended June 30, 2017
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$16,381	$(672)	$1,755	$17,464
Sawtimber (2)	15,304	(132)	1,243	16,415
	$31,685	$(804)	$2,998	$33,879

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue increased to $13.4 million for the six months ended June 30, 2017 from $9.5 million for the six months ended June 30, 2016 as we sold more acres in 2017. Other revenues increased to $2.7 million for the six months ended June 30, 2017 from $2.0 million for the six months ended June 30, 2016 due to lease termination revenue discussed above and higher hunting lease income as result of prior year acquisitions.

Operating Expenses. Contract logging and hauling costs increased to $15.0 million for the six months ended June 30, 2017 from $12.1 million for the six months ended June 30, 2016 as a result of a 24% increase in delivered sales volume. Delivered sales increased as we continued to implement our delivered wood sales strategy on properties acquired since our listing in 2013.

Depletion expense decreased to $13.3 million for the six months ended June 30, 2017 from $13.8 million for the six months ended June 30, 2016 due to lower blended depletion rates offset by a 2% increase in harvest volume. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion, while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect our depletion rates of our current portfolio to decrease over time.

Costs of timberland sales increased to $9.8 million for the six months ended June 30, 2017 from $8.4 million for the six months ended June 30, 2016 due to selling more acres. Other operating expenses increased to $2.3 million for the six months ended June 30, 2017 from $2.1 million for the six months ended June 30, 2016, primarily as a result of higher property taxes associated with having more acres under management.

General and administrative expenses increased to $5.2 million for the six months ended June 30, 2017 from $4.4 million for the six months ended June 30, 2016, primarily due to a $0.8 million increase in employee compensation expense. Employee compensation increased due to increased staffing and incremental stock-based compensation costs from new restricted stock issuances in 2017 (see Note 8 – Stockholders' Equity to the accompanying consolidated financial statements).

Interest expense. Interest expense increased to $5.3 million for the six months ended June 30, 2017 from $2.7 million for the six months ended June 30, 2016 as a result of a higher average debt balance during the period and higher interest rates incurred on our effectively variable-rate debt.

Net loss. Our net loss increased to $4.4 million for the six months ended June 30, 2017 from $3.2 million for the six months ended June 30, 2016 because of a $2.6 million increase in our interest expense, offset by a $1.5 million increase in operating income. Our net loss per share for the six months ended June 30, 2017 and 2016 was $0.11 and $0.08, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volume and mix, depletion rates, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended June 30, 2017, Adjusted EBITDA was $14.3 million, an $8.3 million increase from the three months ended June 30, 2016, primarily due to a $1.3 million increase in net timber sales and a $7.1 million increase in net timberland sales.

For the six months ended June 30, 2017, Adjusted EBITDA was $24.9 million, a $2.8 million increase from the six months ended June 30, 2016, primarily due to a $3.9 million increase in net timberland sales and a $0.7 million increase in other revenue, offset by a $0.7 million decrease in net timber sales, a $0.5 million increase in general and administrative expenses, a $0.3 million increase in forestry management expenses, and $0.3 million increase in other operating expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(2,466)	$(2,645)	$(4,445)	$(3,232)
Add:
Depletion	7,208	5,980	13,265	13,764
Basis of timberland sold	5,864	601	9,381	7,928
Amortization (1)	349	293	653	510
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	3	—	3	—
Stock-based compensation expense	918	639	1,338	915
Interest expense (1)	2,419	1,154	4,713	2,233
Adjusted EBITDA	$14,295	$6,022	$24,908	$22,118

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

(2)	Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated joint venture.

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

Application of Critical Accounting Policies

There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 –Commitments and Contingencies to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include Mahrt Timber Agreements and Timberland Operating Agreements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Subsequent Event

Dividend Declaration

On August 3, 2017, we declared a cash dividend of $0.135 per share for our common stockholders of record on August 30, 2017, payable on September 15, 2017.

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

As of June 30, 2017, we had $336.7 million outstanding under the 2014 Amended Credit Facilities, of which $100.0 million matures on December 23, 2024 and $236.7 million matures on December 23, 2021. The 2014 Term Loan Facility bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75% and the 2014 Multi-Draw Term Facility bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin ranging from 1.75% to 2.75%, depending on the LTV Ratio (see Note 5 – Note Payable and Line of Credit to the accompanying consolidated financial statements for the applicable margin and current interest rates as of June 30, 2017).

During the first quarter of 2017, we entered three separate interest rate swaps with Rabobank on $20.0 million of the 2014 Term Loan Facility and $50.0 million of the 2014 Multi-Draw Term Facility that effectively fixes the interest rates on debt that is subject to variable interest rates. As of June 30, 2017, we are party to five interest rate swaps, with notional values totaling $100.0 million of the 2014 Term Loan Facility and $50.0 million of the 2014 Multi-Draw Term Facility (see Note 6 – Interest Rate Swaps to the accompanying consolidated financial statements for more information on our interest rate swaps).

As of June 30, 2017, after consideration of the interest rate swaps, $186.7 million of our total debt outstanding is subject to an effectively variable interest rate while the remaining $150.0 million is subject to an effectively fixed-interest rate. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our effectively variable-rate and effectively fixed-rate debt outstanding as of June 30, 2017, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$186,656	$—	$186,656
Effectively fixed-rate debt	$—	$—	$—	$—	$50,000	$100,000	$150,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	3.46%	—%	3.46%
Effectively fixed-rate debt	—%	—%	—%	—%	4.15%	3.63%	3.80%

As of June 30, 2017, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.61%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.9 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

We are subject to the following additional risks, which hereby add to the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Actions of joint venture partners could negatively impact our performance.

We have entered into one joint venture and may enter into additional joint ventures in the future, including, but not limited to, joint ventures involving the ownership and management of timberlands. Such joint venture investments may involve risks not otherwise present with a direct investment in timberlands, including, without limitation:

•	the risk that our joint venture partner might become bankrupt or insolvent or otherwise unable to meet its financial obligations under the terms of the joint venture;

•	the risk that our joint venture partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	the risk that our joint venture partner may be in a position to take actions that are contrary to the agreed upon terms of the joint venture, our instructions or our policies or objectives;

•	the risk that we may incur liabilities as a result of an action taken by our joint venture partner;

•
the risk that disputes between us and our joint venture partner may result in litigation or arbitration that would increase our expenses and occupy the time and attention of our officers and directors;

•
the risk that neither joint venture partner may have the ability to unilaterally control the joint venture with respect to certain major decisions, and as a result an irreconcilable impasse may be reached with respect to certain decisions;

•	the risk that we may not be able to sell our interest in a joint venture when we desire to exit the joint venture, or at an attractive price; and

•
the risk that, if we have a contractual right or obligation to acquire our joint venture partner’s ownership interest in the joint venture, we may be unable to finance such an acquisition if it becomes exercisable or we may be required to purchase such ownership interest at a time when it would not otherwise be in our best interest to do so.

The occurrence of any of the foregoing risks with respect to a joint venture that we have entered into could have an adverse effect on the financial performance of such joint venture, which could in turn have an adverse effect on our financial performance and the value of an investment in our company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of CatchMark Timber Trust's common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—		—	$19.8	million
May 1 - May 31	—		—	$19.8	million
June 1 - June 30	5,166	$11.42	—	$19.8	million
Total	5,166		—

(1)
On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares. All repurchases of outstanding common shares to date have been made in open-market transactions.

(2)	Includes shares withheld for estimated income tax payments purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2017, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	August 3, 2017	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO SECOND QUARTER 2017 FORM 10-Q
CATCHMARK TIMBER TRUST, INC.

Exhibit Number	Description

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-191322) filed on September 23, 2013)

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013)

10.1*	CatchMark Timber Trust, Inc. 2017 Incentive Plan

10.2*	Purchase and Sale Agreement by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016

10.3*	Purchase and Sale Agreement by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.