Form 10-Q
period 2017-09-30
CatchMark Timber Trust, Inc.
filed 2017-11-02
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, as of October 31, 2017: 43,423,999 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AgFirst	Agfirst Farm Credit Bank
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles
HBU	Higher and Better Use
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
MPERS	Missouri Department of Transportation & Patrol Retirement System
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
RSU	Restricted Stock Unit
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)

PART I.	FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows reflects all adjustments, consisting of solely of normal and recurring adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. CatchMark Timber Trust’s results of operations for the three months and nine months ended September 30, 2017 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$11,828	$9,108
Accounts receivable	4,372	3,882
Prepaid expenses and other assets	8,153	4,815
Deferred financing costs, net	232	313
Timber assets (Note 3):
Timber and timberlands, net	665,097	691,687
Intangible lease assets, less accumulated amortization of $941 and $938 as of September 30, 2017 and December 31, 2016, respectively	16	19
Investment in unconsolidated joint venture (Note 4)	10,370	—
Total assets	$700,068	$709,824

Liabilities:
Accounts payable and accrued expenses	$6,006	$4,393
Other liabilities	5,198	3,610
Note payable and line of credit, less net deferred financing costs (Note 5)	332,253	320,751
Total liabilities	343,457	328,754

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000 shares authorized; 38,824 and 38,797 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	388	388
Additional paid-in capital	606,406	605,728
Accumulated deficit and distributions	(250,827)	(226,793)
Accumulated other comprehensive income	644	1,747
Total stockholders’ equity	356,611	381,070
Total liabilities and stockholders’ equity	$700,068	$709,824
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended, September 30,		(Unaudited) Nine Months Ended, September 30,
	2017	2016	2017	2016
Revenues:
Timber sales	$17,049	$15,988	$50,928	$47,673
Timberland sales	342	1,199	13,745	10,708
Other revenues	1,221	1,123	3,900	3,076
	18,612	18,310	68,573	61,457
Expenses:
Contract logging and hauling costs	6,876	6,485	21,857	18,602
Depletion	7,265	7,072	20,511	20,836
Cost of timberland sales	211	734	9,706	9,125
Forestry management expenses	1,737	1,516	4,874	4,240
General and administrative expenses	2,257	2,206	7,477	6,584
Land rent expense	146	163	452	455
Other operating expenses	1,340	1,156	3,988	3,212
	19,832	19,332	68,865	63,054
Operating loss	(1,220)	(1,022)	(292)	(1,597)

Other income (expense):
Interest income	37	12	74	35
Interest expense	(2,819)	(1,887)	(8,101)	(4,567)
	(2,782)	(1,875)	(8,027)	(4,532)

Net loss before unconsolidated joint venture	(4,002)	(2,897)	(8,319)	(6,129)
Loss from unconsolidated joint venture	(42)	—	(169)	—
Net loss	$(4,044)	$(2,897)	$(8,488)	$(6,129)

Weighted-average common shares outstanding - basic and diluted	38,823	38,831	38,799	38,837

Net loss per share - basic and diluted	$(0.10)	$(0.07)	$(0.22)	$(0.16)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	(Unaudited) Three Months Ended, September 30,		(Unaudited) Nine Months Ended, September 30,
	2017	2016	2017	2016
Net loss	$(4,044)	$(2,897)	$(8,488)	$(6,129)
Other comprehensive loss:
Market value adjustment to interest rate swaps	(531)	(15)	(1,103)	(2,205)
Comprehensive loss	$(4,575)	$(2,912)	$(9,591)	$(8,334)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	38,797	$388	$605,728	$(226,793)	$1,747	$381,070
Common stock issued pursuant to:
Long-term incentive plan, net of forfeitures and amounts withheld for income taxes	124	1	1,713			1,714
Dividends to common stockholders ($0.405 per share)				(15,546)		(15,546)
Repurchases of common shares	(97)	(1)	(1,035)			(1,036)
Net loss				(8,488)		(8,488)
Other comprehensive loss					(1,103)	(1,103)
Balance, September 30, 2017	38,824	$388	$606,406	$(250,827)	$644	$356,611

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	38,975	$390	$607,409	$(195,341)	$(1,420)	$411,038
Common stock issued pursuant to:
Long-term incentive plan, net of amounts withheld for income taxes	131	1	1,120			1,121
Dividends to common stockholders ($0.395 per share)				(15,190)		(15,190)
Repurchases of common shares	(274)	(3)	(2,837)			(2,840)
Net loss				(6,129)		(6,129)
Other comprehensive loss					(2,205)	(2,205)
Balance, September 30, 2016	38,832	$388	$605,692	$(216,660)	$(3,625)	$385,795

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Nine Months Ended, September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(8,488)	$(6,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	20,511	20,836
Basis of timberland sold, lease terminations and other	9,647	8,591
Stock-based compensation expense	2,025	1,320
Noncash interest expense	834	699
Other amortization	127	97
Loss from unconsolidated joint venture	169	—
Changes in assets and liabilities:
Accounts receivable	(1,005)	(1,236)
Prepaid expenses and other assets	(531)	61
Accounts payable and accrued expenses	1,632	1,618
Other liabilities	809	1,390
Net cash provided by operating activities	25,730	27,247

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	(2,722)	(113,288)
Capital expenditures (excluding timberland acquisitions)	(3,654)	(2,307)
Investment in unconsolidated joint venture	(10,539)	—
Net cash used in investing activities	(16,915)	(115,595)

Cash Flows from Financing Activities:
Proceeds from note payable	11,000	116,000
Repayments of note payable	—	(1,933)
Financing costs paid	(202)	(1,696)
Dividends paid to common stockholders	(15,546)	(15,190)
Repurchase of common shares under the share repurchase program	(1,036)	(2,840)
Repurchase of common shares for minimum tax withholdings	(311)	(198)
Net cash (used in) provided by financing activities	(6,095)	94,143
Net increase in cash and cash equivalents	2,720	5,795
Cash and cash equivalents, beginning of period	9,108	8,025
Cash and cash equivalents, end of period	$11,828	$13,820

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (unaudited)

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Share repurchases of common shares have been presented separately as share repurchases of common stock under the share repurchase program and share repurchases of common stock for tax withholdings in the accompanying consolidated statement of cash flows, for all periods presented. Within expenses on the accompanying statements of operations, basis of timber related to lease terminations, timber deed expirations and casualty losses have been reclassified from basis of timberland sold to other operating expenses, for all periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration for those goods or services. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date (Topic 606)", is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. CatchMark Timber Trust will adopt ASU 2014-09 in our consolidated financial statements on January 1, 2018. CatchMark Timber Trust does not expect the adoption of ASU 2014-09 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees classified as capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. CatchMark Timber Trust does not expect the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Cash Receipts and Payments, which addresses the statement of cash flow classification requirements for several types of receipts and payments. ASU 2016-15 provides that, among other things, (i) debt prepayments and extinguishment costs should be classified as financing activities, (ii) insurance proceeds should be classified in accordance with the nature of the respective claims, and (iii) distributions from equity method investees should be classified based on the underlying nature of the investee activity according to specific guidelines. ASU 2016-15 is effective for CatchMark Timber Trust on January 1, 2018, with early adoption permitted. CatchMark Timber Trust has early adopted ASU No. 2016-15 as of January 1, 2017 and the adoption did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition, and, as a result, certain acquisitions that previously may have qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, acquisition costs may be capitalized and purchase price may be allocated on a relative fair value basis.

ASU 2017-01 is effective prospectively for CatchMark Timber Trust on January 1, 2018, with early adoption permitted. CatchMark Timber Trust does not expect it to have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. It will require the gain from the transfer of nonfinancial assets and any non-controlling interest received from the transfer to be measured at fair value. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. CatchMark Timber Trust has early adopted ASU 2017-05 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815, "Derivatives and Hedging." The amendments in this update are to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any interim period after issuance of ASU 2017-12. CatchMark Timber Trust is currently assessing the impact this standard will have on its consolidated financial statements.

3.	Timber Assets

As of September 30, 2017 and December 31, 2016, timber and timberlands consisted of the following, respectively:

	As of September 30, 2017
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$295,870	$20,511	$275,359
Timberlands	389,178	—	389,178
Mainline roads	1,133	573	560
Timber and timberlands	$686,181	$21,084	$665,097

	As of December 31, 2016
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$324,796	$28,897	$295,899
Timberlands	395,348	—	395,348
Mainline roads	935	495	440
Timber and timberlands	$721,079	$29,392	$691,687

Timberland Acquisitions

During the nine months ended September 30, 2017, CatchMark Timber Trust did not complete any timberland acquisitions. During the nine months ended September 30, 2016, CatchMark Timber Trust acquired fee-simple interests in approximately 60,400 acres of timberland for $112.7 million, exclusive of closing costs.

Timberland Sales

During the three months ended September 30, 2017 and 2016, CatchMark Timber Trust sold approximately 230 and 800 acres of timberland for $0.3 million and $1.2 million , respectively. CatchMark Timber Trust's cost basis in the timberland sold was $0.2 million and $0.7 million, respectively.

During the nine months ended September 30, 2017 and 2016, CatchMark Timber Trust sold approximately 7,000 and 6,300 acres of timberland for $13.7 million and $10.7 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $9.2 million and $8.6 million, respectively. Land sale acreage by state is listed below:

	Nine Months Ended September 30,
Acres Sold In:	2017	2016
Alabama	1,900	500
Georgia	4,700	5,200
Florida	—	600
Louisiana	400	—
Total	7,000	6,300

Timberland Portfolio

As of September 30, 2017, CatchMark Timber Trust wholly owned interests in approximately 491,400 acres of timberlands in the U.S. South, of which 460,500 acres were held in fee-simple interests and 30,900 acres were held in leasehold interests. Wholly-owned land acreage by state is listed below:

	As of September 30, 2017
Acres Located In:	Fee	Lease	Total
Alabama	74,800	5,600	80,400
Florida	2,000	—	2,000
Georgia	248,900	25,300	274,200
Louisiana	20,900	—	20,900
North Carolina	1,600	—	1,600
South Carolina	76,400	—	76,400
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	460,500	30,900	491,400

4.	Unconsolidated Joint Venture

On April 25, 2017, CatchMark Timber Trust entered into a joint venture (the “Dawsonville Bluffs Joint Venture”) that acquired a portfolio of 11,000 acres of commercial timberlands located in North Georgia (the “Dawsonville Portfolio") for an aggregate purchase price of $20.0 million, exclusive of transaction costs. CatchMark Timber Trust owns a 50% membership interest in the Dawsonville Bluffs Joint Venture and MPERS owns the remaining 50% interest. CatchMark Timber Trust shares substantive participation rights with MPERS, including management selection and termination, and the approval of material operating and capital decisions and, as such, uses the equity method of accounting to record its investment. Income or loss and cash distributions are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Dawsonville Bluffs Joint Venture. CatchMark Timber Trust funded its equity investment of approximately $10.5 million in the Dawsonville Bluffs Joint Venture with funds borrowed under its existing multi-draw credit facility (see Note 5 - Note Payable and Line of Credit for additional information).

Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

As of September 30, 2017
Total Assets	$21,491
Total Liabilities	$751
Total Equity	$20,740
CatchMark Timber Trust’s investment	$10,370
Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

	Three Month Ended September 30, 2017	From Inception through September 30, 2017
Total Revenues	$390	$414
Net Loss	$(84)	$(339)
CatchMark Timber Trust's share	$(42)	$(169)

Included in the net loss of the Dawsonville Bluffs Joint Venture for the period from inception through September 30, 2017 is approximately $0.2 million of non-recurring start-up costs.

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

As of September 30, 2017 and December 31, 2016, CatchMark Timber Trust's amounts outstanding under the 2014 Amended Credit Facilities consisted of the following:

				Outstanding Balance as of
(dollars in thousands)	Maturity Date	Interest Rate (2)	Current Interest Rate (3)	September 30, 2017	December 31, 2016
2014 Term Loan Facility	12/23/2024	LIBOR + 1.75%	2.99%	$100,000	$100,000
2014 Multi-Draw Term Facility	12/23/2021	LIBOR + 2.25%	3.49%	236,656	225,656
Total Principal Balance				$336,656	$325,656
Less: Net Unamortized Deferred Financing Costs (1)				(4,403)	(4,905)
Total				$332,253	$320,751

(1)	Represents costs incurred for borrowings under the 2014 Term Loan Facility and the 2014 Multi-Draw Term Facility only.

(2)	The applicable LIBOR margin on the 2014 Multi-Draw Term Facility ranges between 1.75% and 2.75%, depending on the LTV ratio.

(3)
Represents the weighted-average interest rate as of September 30, 2017. The weighted-average interest rate excludes the impact of interest rate swaps (see Note 6 – Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

As of September 30, 2017, $163.3 million of capacity remained under the 2014 Amended Credit Facilities, $128.3 million from the 2014 Multi-Draw Term Facility and $35.0 million from the 2014 Revolving Credit Facility.

Patronage

CatchMark Timber Trust is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. In March 2017 and 2016, CatchMark Timber Trust received patronage refunds of $2.1 million and $1.2 million, respectively, on its eligible borrowings under the 2014 Amended Credit Agreement. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. As of September 30, 2017 and December 31, 2016, CatchMark Timber Trust had approximately $0.8 million and $0.3 million, respectively, of equity in Patronage Banks included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

CatchMark Timber Trust has received a patronage refund on its eligible patronage loans for each year it has been party to the 2014 Amended Credit Agreement. Therefore, CatchMark Timber Trust accrues patronage refunds it expects to receive in 2018 based on actual patronage refunds received as a percentage of its weighted-average debt balance. For the three months ended September 30, 2017 and 2016, CatchMark Timber Trust recorded $0.7 million and $0.7 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, CatchMark Timber Trust recorded $2.0 million and $1.6 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. As of September 30, 2017 and December 31, 2016, approximately $2.0 million and $2.3 million of patronage refunds were included in accounts receivable on the consolidated balance sheets.

Debt Covenants

The 2014 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to 45% at the end of each fiscal quarter and upon the sale or acquisition of any property;

•	requires a FCCR of not less than 1.05:1.00; and

•	requires maintenance of a minimum liquidity balance of no less than $20.0 million at any time.

CatchMark Timber Trust was in compliance with the financial covenants of the 2014 Amended Credit Agreement as of September 30, 2017.

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

During the three months ended September 30, 2017 and 2016, CatchMark Timber Trust made interest payments of $3.0 million and $2.1 million, respectively, on its borrowings. Included in the interest payments for the three months ended September 30, 2017 and 2016 were unused commitment fees of $0.1 million and $0.2 million, respectively.

During the nine months ended September 30, 2017 and 2016, CatchMark Timber Trust made interest payments of $8.3 million and $4.8 million, respectively, on its borrowings. Included in the interest payments for the nine months ended September 30, 2017 and 2016 were unused commitment fees of $0.4 million and $0.5 million , respectively.

As of September 30, 2017 and December 31, 2016, the weighted-average interest rate on these borrowings, after consideration of interest rate swaps, was 3.63% and 3.09%, respectively. After further consideration of estimated patronage refunds, CatchMark Timber Trust's weighted average interest rate as of September 30, 2017 and December 31, 2016 was 2.83% and 2.19%, respectively.

As of September 30, 2017, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark Timber Trust uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. During the first quarter of 2017, CatchMark Timber Trust entered into three separate interest rate swaps with Rabobank on $20.0 million of the 2014 Term Loan Facility and a total of $50.0 million of the 2014 Multi-Draw Term Facility (collectively, the "2017 Rabobank Swaps"). CatchMark Timber Trust had five interest rate swaps outstanding as of September 30, 2017, with terms below:

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
					$150,000

As of September 30, 2017, CatchMark Timber Trust’s interest rate swaps effectively fixed the interest rate on $150 million of its $336.7 million variable rate debt at 3.80%. All five interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark Timber Trust's interest rate swaps measured at fair value as of September 30, 2017 and December 31, 2016:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid and other assets	$2,258	$2,632
Interest rate swaps	Other liabilities	$(1,614)	$(885)

During the nine months ended September 30, 2017 and 2016, CatchMark Timber Trust recognized a change in fair value of the interest rate swaps of approximately $1.1 million and $2.2 million as other comprehensive loss. There was no hedge ineffectiveness on the interest rate swaps required to be recognized in current earnings.

During the three months ended September 30, 2017 and 2016, net payments of approximately $0.3 million and $0.2 million were made under the interest rates swaps, respectively. During the nine months ended September 30, 2017 and 2016, net payments of approximately $0.8 million and $0.5 million were made under the interest rate swaps, respectively. Interest rate swaps payments were recorded as interest expense.

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

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2018, and is automatically extended for one-year periods unless written notice is provided by CatchMark Timber Trust or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark Timber Trust pays AFM (i) a monthly management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2017, and is automatically extended for one-year periods unless written notice is provided by CatchMark Timber Trust or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

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

8.    Stockholders' Equity

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark Timber Trust may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the three months ended September 30, 2017, CatchMark Timber Trust did not repurchase any shares under the share repurchase program. During the nine months ended September 30, 2017 and 2016, CatchMark Timber Trust purchased 97,469  shares and 273,541 shares of common stock for approximately $1.0 million and $2.8 million, respectively. As of September 30, 2017, CatchMark Timber Trust may purchase up to an additional $19.8 million under the program.

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

Stock-based Compensation - Independent Directors

Pursuant to the Amended and Restated Independent Directors' Compensation Plan (a sub-plan of the 2005 LTIP), each of the independent directors receives, on the first business day immediately prior to the date on which CatchMark Timber Trust holds its annual stockholders meeting, a number of shares of CatchMark Timber Trust common stock having a value of $50,000 on the grant date. The number of shares granted to each independent director is determined by dividing $50,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date. The shares are fully-vested and non-forfeitable upon the respective grant date. On June 22, 2017, CatchMark Timber Trust issued 21,890 shares to its five independent directors, 5,166 shares of which were repurchased for estimated income tax payments. CatchMark Timber Trust recognized approximately $0.3 million of fair value of the award within general and administrative expenses during the nine months ended September 30, 2017.

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

A rollforward of CatchMark Timber Trust's unvested, service-based restricted stock awards to employees for the nine months ended September 30, 2017 is as follows:

	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	255,098	$11.56
Granted	133,591	$11.18
Vested	(65,506)	$11.47
Forfeited	(4,500)	$10.80
Unvested at September 30, 2017	318,683	$11.44

Stock-based Compensation Expense Summary

A summary of CatchMark Timber Trust's stock-based compensation expense for the three months and nine months ended September 30, 2017 and 2016 is presented below:

Stock-based Compensation Expense classified as:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
General and administrative expenses	$447	$320	$1,450	$1,115
Forestry management expenses	240	85	575	205
Total	$687	$405	$2,025	$1,320

As of September 30, 2017, approximately $3.9 million of unrecognized compensation expense related to non-vested restricted stock and RSU's remained and will be recognized over a weighted-average period of 2.2 years.

9.    Subsequent Events

Timberland Acquisitions

On October 11, 2017, CatchMark Timber Trust acquired approximately 4,641 acres of timberland located in southeastern South Carolina (the “Carolina Midlands V Acquisition”) for approximately $10.9 million, exclusive of closing costs. Based on current estimates, the Carolina Midlands V tracts contain approximately 206,000 tons of merchantable timber, comprised of 94% pine plantations or convertible natural pine stands by acreage and 72% chip-n-saw or sawtimber by tons. CatchMark Timber Trust funded the Carolina Midlands V Acquisition with proceeds from its 2014 Multi-Draw Term Facility, which were repaid with net proceeds from CatchMark’s October 2017 underwritten public offering (see Equity Offering below for more information).

On October 31, 2017, CatchMark Timber Trust acquired approximately 14,923 acres of timberland located in coastal Georgia (the “Coastal Georgia Acquisition”) for approximately $43.3 million, exclusive of closing costs. The Coastal Georgia Acquisition increased CatchMark Timber Trust’ regional ownership by 36%. The Coastal Georgia Acquisition includes a supply agreement with International Paper Company through 2031. Based on current estimates, the Coastal Georgia Acquisition contains approximately 1.2 million tons of merchantable timber, comprised of 72% pine plantations by acreage and 65% chip-n-saw or sawtimber by tons. CatchMark Timber Trust funded the Coastal Georgia Acquisition with net proceeds from its October 2017 underwritten public offering (see Equity Offering below for more information).

Equity Offering

On October 17, 2017, CatchMark Timber Trust raised gross offering proceeds of $56.8 million through its previously-announced underwritten public offering of 4.6 million shares of its Class A common stock at a price to the public of $12.35 per share (the “2017 Follow-On Offering”). CatchMark Timber Trust issued the shares of its Class A common stock pursuant to its shelf registration statement on Form S-3 filed with and declared effective by the SEC in June 2017. CatchMark Timber Trust used the net proceeds from the 2017 Follow-On Offering to finance the Coastal Georgia Acquisition and to repay indebtedness incurred to fund the Carolina Midlands V Acquisition. After the closing of the 2017 Follow-On Offering, CatchMark Timber Trust had approximately 43.4 million shares of its Class A common stock outstanding as of October 17, 2017.

Dividend Declaration

On November 2, 2017, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its common stockholders of record on November 30, 2017, payable on December 15, 2017.

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

We also seek to create additional value by entering into joint ventures with long-term, institutional equity partners to opportunistically acquire, own, and manage timberland properties that fit our core investment strategy. In addition, we expect that our joint venture activities will create a platform for future growth by establishing a new fee-based business that leverages our scale and timberland management efficiencies. We entered into our first joint venture on April 25, 2017. See Note 4 - Unconsolidated Joint Venture of our accompanying consolidated financial statements for more information.

Timberland Portfolio

As of September 30, 2017, we wholly owned interests in approximately 491,400 acres of high-quality industrial timberlands that have been intensively managed for sustainable commercial timber production, consisting of 74% pine stands and 26% hardwood stands. Our timberlands are within an attractive and competitive fiber basket encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Wholly-owned land acreage by state is listed below:

	As of September 30, 2017
Acres Located In:	Fee	Lease	Total
Alabama	74,800	5,600	80,400
Florida	2,000	—	2,000
Georgia	248,900	25,300	274,200
Louisiana	20,900	—	20,900
North Carolina	1,600	—	1,600
South Carolina	76,400	—	76,400
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	460,500	30,900	491,400

As of September 30, 2017, our wholly-owned timber inventory consisted of an estimated 18.3 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory(1):	Fee	Lease	Total
Pulpwood	8.6	0.5	9.1
Sawtimber (2)	8.7	0.5	9.2
Total	17.3	1.0	18.3

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

Timber Agreements

A substantial portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For the year ended December 31, 2017, WestRock is required to purchase approximately 518,000 tons of timber under the Mahrt Timber Agreements. For the nine months ended September 30, 2017, WestRock purchased approximately 401,200 tons under the Mahrt Timber Agreements, which contributed approximately 18% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 – Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

For the year ended December 31, 2017, we are required to sell approximately 150,000 tons of pulpwood under a pulpwood supply agreement (the "Carolinas Supply Agreement") assumed in connection with a timberland acquisition that closed in June 2016. During the nine months ended September 30, 2017, we sold approximately 118,200 tons under the Carolinas Supply Agreement, which contributed approximately 6% of our net timber revenue.

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

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2017 was $25.7 million, a $1.5 million decrease from the nine months ended September 30, 2016. Net cash provided by operating activities decreased primarily due to a $3.7 million increase in cash paid for interest and a $0.6 million increase in prepaid expenses and other assets, offset by a $3.1 million increase in net cash received from timberland sales as a result of selling more acres.

Net cash used in investing activities for the nine months ended September 30, 2017 was $16.9 million, a $98.7 million decrease from the nine months ended September 30, 2016. We did not make any direct acquisition during the nine months ended September 30, 2017 as compared to acquiring 60,400 acres for $114.0 million during the nine months ended September 30 2016. We paid $2.7 million in earnest money for two acquisitions closed in October 2017 (see Subsequent Events for further details). We entered into the Dawsonville Bluffs Joint Venture on April 25, 2017 and invested $10.5 million for a 50% member interest (see Note 4 - Unconsolidated Joint Venture for further details).

Net cash used in financing activities for the nine months ended September 30, 2017 was $6.1 million. We borrowed $11.0 million under the 2014 Multi-Draw Term Facility to fund the investment in the Dawsonville Bluffs Joint Venture. During the nine months ended September 30, 2017, we paid total distributions to stockholders of $15.5 million, which were funded by net cash provided by operating activities. During the nine months ended September 30, 2017, we repurchased $1.0 million in shares of our common stock under our share repurchase program (see Share Repurchase Program below) and $0.3 million in shares of our common stock to satisfy minimum tax withholding requirements on granted and vested shares to employees and directors.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of September 30, 2017, we had a cash balance of $11.8 million and $163.3 million of borrowing capacity remained under the 2014 Amended Credit Facilities (see 2014 Amended Credit Agreement below).

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

Shelf Registration Statement

On June 2, 2017, we filed a shelf registration statement on Form S-3 (File No. 333-218466) with the SEC (the "Shelf Registration Statement"), which was declared effective by the SEC on June 16, 2017. The Shelf Registration Statement provides us with future flexibility to offer, from time to time and in one or more offerings, debt securities, common stock, preferred stock, depositary shares, warrants, or any combination thereof. The terms of any such future offerings would be established at the time of an offering.

On October 17, 2017, under the Shelf Registration Statement, we raised gross offering proceeds of $56.8 million through a previously-announced underwritten public offering of 4.6 million shares of our Class A common stock at a price to the public of $12.35 per share (the “2017 Follow-On Offering”). We used the net proceeds from the 2017 Follow-On Offering to finance the two timberland acquisitions described in Subsequent Events - Timberland

Acquisitions. After the closing of the 2017 Follow-On Offering, we had approximately 43.4 million shares of our Class A common stock outstanding as of October 17, 2017.

Share Repurchase Program

On August 7, 2015, our board of directors approved a stock repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the program at any time. During the nine months ended September 30, 2017, we repurchased 97,469 shares of our common stock at an average price of $10.60 per share for a total of approximately $1.0 million. All common stock purchases under the stock repurchase program were made in open-market transactions and were funded with cash on-hand. As of September 30, 2017, we had 38.8 million shares of common stock outstanding and may repurchase up to an additional $19.8 million under the program. The 2014 Amended Credit Facilities allow us to borrow up to $25.0 million under the 2014 Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock is a prudent use of capital resources.

Contractual Obligations and Commitments

As of September 30, 2017, our contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Debt obligations (1)	$336,656	$—	$—	$236,656	$100,000
Estimated interest on debt obligations (1) (2)	62,267	3,053	24,454	24,074	10,686
Operating lease obligations	3,282	61	1,602	1,185	434
Other liabilities (3)	694	6	280	280	128
Total	$402,899	$3,120	$26,336	$262,195	$111,248

(1)
Represents respective obligations under the 2014 Amended Credit Facilities as of September 30, 2017, $100.0 million of which was outstanding under the 2014 Term Loan Facility and $236.7 million of which was outstanding under the 2014 Multi-Draw Term Facility (see 2014 Amended Credit Agreement below).

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

The 2014 Amended Credit Facilities may be increased, upon the agreement of lenders willing to increase their loans, by an additional $110.0 million. The table below presents the details of our 2014 Amended Credit Facilities as of September 30, 2017:

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

We were in compliance with the financial covenants of the 2014 Amended Credit Agreement as of September 30, 2017.

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

Our board of directors declared a cash dividend for stockholders of record as of February 28, 2017 in the amount of $0.135 per share. This distribution was paid in March 2017. On May 3, 2017, our board of directors declared a cash dividend of $0.135 per share for our common stockholders of record on May 31, 2017. This distribution was paid on June 16, 2017. On August 3, 2017, our board of directors declared a cash dividend of $0.135 per share for our common stockholders of record on August 30, 2017. This distribution was paid on September 15, 2017.

For the nine months ended September 30, 2017, we paid total distributions to stockholders of $15.5 million, which was funded from net cash provided by operating activities of $25.7 million.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and composition of our harvest volume, the level of timberland acquisitions and sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber prices, harvest volume, and changes in the levels and composition of each for our timberlands for the three months and nine months ended September 30, 2017 and 2016 are shown in the following tables:

	Three Months Ended September 30,		Change
	2017	2016	%
Timber sales volume (tons)
Pulpwood	387,329	362,887	7%
Sawtimber (1)	216,187	190,945	13%
	603,516	553,832	9%

Harvest mix
Pulpwood	64%	66%
Sawtimber (1)	36%	34%

Net timber sales price (per ton) (2)
Pulpwood	$13	$13	(5)%
Sawtimber (1)	$24	$24	—%

Timberland sales
Gross sales (000's)	$342	$1,199
Sales volume (acres)	233	794
Sales price (per acre)	$1,468	$1,510

	Nine Months Ended September 30,		Change
	2017	2016	%
Timber sales volume (tons)
Pulpwood	1,030,750	995,686	4%
Sawtimber (1)	666,209	635,258	5%
	1,696,959	1,630,944	4%

Harvest mix
Pulpwood	61%	61%
Sawtimber (1)	39%	39%

Net timber sales price (per ton) (2)
Pulpwood	$13	$14	(9)%
Sawtimber (1)	$24	$24	—%

Timberland sales
Gross sales (000's)	$13,745	$10,708
Sales volume (acres)	7,047	6,276
Sales price (per acre)	$1,950	$1,706
(1)    Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2017 and 2016.

Despite severe weather experienced in each of our operating regions because of hurricanes Harvey and Irma, we incurred no significant loss of standing timber. Heavy winds and rain caused by the storms resulted in transportation-related challenges and downtime of some mill customers, which resulted in temporary slowdowns in our harvesting operations. Our harvest volume this quarter increased 9% from the prior year quarter primarily as a result of harvests from properties acquired in 2016. Although high raw material inventories and quotas continued to constrain market conditions, our timber agreements and well-established delivered capacity helped us offset some of the impact. During the three months ended September 30, 2017, we harvested 211,000 tons under our timber agreements, a 23% increase from the same quarter prior year. Delivered volume for the third quarter of 2017 increased by 11% from prior year quarter.
During the third quarter of 2017, average stumpage prices for all product categories in the Southern timber market declined ranging from 1% to 12% relative to the third quarter of 2016, as reported by TimberMart-South. Market pulpwood prices were higher in 2016 partially due to increases in demand as a result of significant wet weather experienced in the U.S. South. South-wide average stumpage prices for all product categories improved marginally from the second quarter 2017 by 1% to 2%, except for hardwood pulpwood, which declined by 1%. Our realized stumpage prices, while trending with the overall South-wide timber market, are generally higher than South-wide averages due to the strength of the micro-markets in which we operate. Our pulpwood stumpage price for the quarter decreased by 5% from the prior year quarter compared to an 8% decrease in the South-wide market average. Our pulpwood stumpage price improved from the second quarter 2017, in line with the increase in the South-wide market.
We expect to continue to build on market and business diversity and leverage our relationships in key markets to garner additional quota and delivery opportunities.

Comparison of the three months ended September 30, 2017 versus the three months ended September 30, 2016

Revenues. Revenues increased to $18.6 million for the three months ended September 30, 2017 from $18.3 million for the three months ended September 30, 2016 due to an increase in timber sales revenue of $1.1 million and an increase in other revenue of $0.1 million, offset by a $0.9 million decrease in timberland sales revenue. Gross timber sales revenue increased 7% primarily as a result of a 9% increase in harvest volume. The harvest volume increase was driven by harvest from properties acquired in 2016, which generated $0.8 million in timber sales revenue during the three months ended September 30, 2017.

Timber sales by product for the three months ended September 30, 2016 and 2017 are shown in the following table:

	Three Months Ended September 30, 2016	Changes attributable to:		Three Months Ended September 30, 2017
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$9,328	$(440)	$330	$9,218
Sawtimber (2)	6,660	73	1,098	7,831
	$15,988	$(367)	$1,428	$17,049

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue decreased to $0.3 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016 as we sold fewer acres in 2017.

Operating Expenses. Contract logging and hauling costs increased 6% to $6.9 million for the three months ended September 30, 2017 from $6.5 million for the three months ended September 30, 2016 as a result of a 11% increase in delivered sales volume, offset by a 4% decrease in average per-ton logging and hauling cost. Delivered sales increased as we continued to implement our delivered wood sales strategy on properties acquired since our listing in 2013. Our average per-ton logging and hauling cost was lower in the third quarter of 2017 due to higher delivered volume from our South Carolina properties located closer to mill customers.

Depletion expense increased 3% to $7.3 million for the three months ended September 30, 2017 from $7.1 million for the three months ended September 30, 2016, due to a 9% increase in harvest volume offset by lower blended depletion rates. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion, while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect depletion rates of our current portfolio to decrease over time.

Costs of timberland sales decreased to $0.2 million for the three months ended September 30, 2017 from $0.7 million for the three months ended September 30, 2016 due to selling fewer acres.

Forestry management fees increased to $1.7 million for the three months ended September 30, 2017 from $1.5 million for the three months ended September 30, 2016 primarily due to an increase in compensation costs of operational staff as a result of increased staffing.

Other operating expenses for the three months ended September 30, 2017 increased to $1.3 million for the three months ended September 30, 2017 from $1.2 million the three months ended September 30, 2016 primarily as a result of higher property taxes associated with owning more acre and higher severance taxes due to higher harvest volume.

Interest expense. Interest expense increased to $2.8 million for the three months ended September 30, 2017 from $1.9 million for the three months ended September 30, 2016 as a result of a higher average debt balance during the period, higher interest rates incurred on our effectively variable-rate debt, and a higher mix of effectively fixed-rate debt as compared to the same period last year.

Net loss. Our net loss increased to $4.0 million for the three months ended September 30, 2017 from $2.9 million for the three months ended September 30, 2016 due to a $0.9 million increase in interest expense and a $0.2 million increase in operating loss. Our net loss per share for the three months ended September 30, 2017 and 2016 was $0.10 and $0.07, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volume and mix, depletion rates, timberland sales, and interest expense based on our level of current and future borrowings.

Comparison of the nine months ended September 30, 2017 versus the nine months ended September 30, 2016

Revenues. Revenues increased to $68.6 million for the nine months ended September 30, 2017 from $61.5 million for the nine months ended September 30, 2016 due to an increase in timber sales revenue of $3.3 million, an increase in timberland sales revenue of $3.0 million, and an increase in other revenue of $0.8 million. Gross timber sales revenue increased 7% due to a 4% increase in harvest volume as well as an increase in delivered sales as a percentage of total volume. 72% of our 2017 harvest volume came from delivered sales as compared to 63% for the nine months ended September 30, 2016. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

Timber sales by product for the nine months ended September 30, 2016 and 2017 are shown in the following table:

	Nine Months Ended September 30, 2016	Changes attributable to:		Nine Months Ended September 30, 2017
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$25,709	$(1,112)	$2,085	$26,682
Sawtimber (2)	21,964	(59)	2,341	24,246
	$47,673	$(1,171)	$4,426	$50,928

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue increased to $13.7 million for the nine months ended September 30, 2017 from $10.7 million for the nine months ended September 30, 2016 as we sold more acres in 2017. Other revenues increased to $3.9 million for the nine months ended September 30, 2017 from $3.1 million for the nine months ended September 30, 2016 due to $0.4 million of lease termination revenue received for terminating 1,100 acres of long-term timber leases and higher hunting lease income as result of prior year acquisitions.

Operating Expenses. Contract logging and hauling costs increased to $21.9 million for the nine months ended September 30, 2017 from $18.6 million for the nine months ended September 30, 2016 as a result of a 20% increase in delivered sales volume. Delivered sales increased as we continued to implement our delivered wood sales strategy on properties acquired since our listing in 2013.

Depletion expense decreased to $20.5 million for the nine months ended September 30, 2017 from $20.8 million for the nine months ended September 30, 2016 due to lower blended depletion rates offset by a 4% increase in harvest volume. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion, while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect our depletion rates of our current portfolio to decrease over time.

Costs of timberland sales increased to $9.7 million for the nine months ended September 30, 2017 from $9.1 million for the nine months ended September 30, 2016 due to selling more acres.

Other operating expenses increased to $4.0 million for the nine months ended September 30, 2017 from $3.2 million for the nine months ended September 30, 2016, primarily as a result of writing off $0.3 million of cost basis of timber remaining on terminated lease acres and $0.3 million higher property taxes associated with having more acres under management.

General and administrative expenses increased to $7.5 million for the nine months ended September 30, 2017 from $6.6 million for the nine months ended September 30, 2016, primarily due to a $1.1 million increase in employee compensation expense. Employee compensation increased due to increased staffing and incremental stock-based compensation costs from new restricted stock issuances in 2017 (see Note 8 – Stockholders' Equity to the accompanying consolidated financial statements).

Interest expense. Interest expense increased to $8.1 million for the nine months ended September 30, 2017 from $4.6 million for the nine months ended September 30, 2016 as a result of a higher average debt balance during the period, higher interest rates incurred on our effectively variable-rate debt, and a higher mix of effectively fixed-rate debt as compared to the same period last year.

Net loss. Our net loss increased to $8.5 million for the nine months ended September 30, 2017 from $6.1 million for the nine months ended September 30, 2016 because of a $3.5 million increase in our interest expense, offset by a $1.3 million improvement in operating loss. Our net loss per share for the nine months ended September 30, 2017 and 2016 was $0.22 and $0.16, respectively. We anticipate future net losses to fluctuate with timber prices, harvest volume and mix, depletion rates, timberland sales, and interest expense based on our level of current and future borrowings.

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

For the three months ended September 30, 2017, Adjusted EBITDA was $7.1 million, comparable to the three months ended September 30, 2016, as a result of a $0.8 million decrease in net timberland sales, offset by a $0.7 million increase in net timber sales.

For the nine months ended September 30, 2017, Adjusted EBITDA was $32.1 million, a $2.8 million increase from the nine months ended September 30, 2016, primarily due to a $3.1 million increase in net timberland sales and a $0.8 million increase in other revenue, offset by a $1.0 million increase in other operating expenses, forestry management expenses, and general and administrative expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(4,044)	$(2,897)	$(8,488)	$(6,129)
Add:
Depletion	7,265	7,072	20,511	20,836
Basis of timberland sold, lease terminations and other (1)	247	663	9,647	8,591
Amortization (2)	308	287	961	797
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (3)	125	—	128	—
Stock-based compensation expense	687	405	2,025	1,320
Interest expense (2)	2,553	1,635	7,266	3,868
Adjusted EBITDA	$7,141	$7,165	$32,050	$29,283

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(2)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

(3)	Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated joint venture.

Subsequent Events

Timberland Acquisitions

On October 11, 2017, we acquired approximately 4,641 acres of timberland located in southeastern South Carolina (the “Carolina Midlands V Acquisition”) for approximately $10.9 million, exclusive of closing costs. Carolina Midlands V comprises high-quality, heavily-stocked southern pine timberlands close to strong coastal mill and export markets. Based on current estimates, the Carolina Midlands V tracts contain approximately 206,000 tons of merchantable timber, comprised of 94% pine plantations or convertible natural pine stands by acreage and 72% chip-n-saw or sawtimber by tons. We funded the Carolina Midlands V Acquisition with proceeds from the 2014 Multi-Draw Term Facility, which were subsequently repaid with net proceeds from the 2017 Follow-On Offering.

On October 31, 2017, we acquired approximately 14,923 acres of timberland located in coastal Georgia (the “Coastal Georgia Acquisition”) for approximately $43.3 million, exclusive of closing costs. The Coastal Georgia Acquisition, which increases our regional ownership by 36%, is located in a top-tier pine pulpwood market with excellent accessibility to a deep and diversified mill market. The Coastal Georgia Acquisition includes a favorable supply agreement with International Paper Company through 2031. Based on current estimates, the Coastal Georgia Acquisition contains approximately 1.2 million tons of merchantable timber, comprised of 72% pine plantations by acreage and 65% chip-n-saw or sawtimber by tons. We funded the Coastal Georgia Acquisition with net proceeds from the 2017 Follow-On Offering.

Dividend Declaration

On November 2, 2017, we declared a cash dividend of $0.135 per share for our common stockholders of record on November 30, 2017, payable on December 15, 2017.

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

As of September 30, 2017, we had $336.7 million outstanding under the 2014 Amended Credit Facilities, of which $100.0 million matures on December 23, 2024 and $236.7 million matures on December 23, 2021. The 2014 Term Loan Facility bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75% and the 2014 Multi-Draw Term Facility bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin ranging from 1.75% to 2.75%, depending on the LTV Ratio (see Note 5 – Note Payable and Line of Credit to the accompanying consolidated financial statements for the applicable margin and current interest rates as of September 30, 2017).

As of September 30, 2017, we were party to five interest rate swaps, with notional values totaling $100.0 million of the 2014 Term Loan Facility and $50.0 million of the 2014 Multi-Draw Term Facility (see Note 6 – Interest Rate Swaps to the accompanying consolidated financial statements for more information on our interest rate swaps).

As of September 30, 2017, after consideration of the interest rate swaps, $186.7 million of our total debt outstanding is subject to an effectively variable interest rate while the remaining $150.0 million is subject to an effectively fixed-interest rate. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our effectively variable-rate and effectively fixed-rate debt outstanding as of September 30, 2017, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$186,656	$—	$186,656
Effectively fixed-rate debt	$—	$—	$—	$—	$50,000	$100,000	$150,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	3.49%	—%	3.49%
Effectively fixed-rate debt	—%	—%	—%	—%	4.15%	3.63%	3.80%

As of September 30, 2017, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.63%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.9 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to employ such proceeds toward repayment of the 2014 Amended Credit Facilities and acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2017, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth below and incorporated by reference herein.

Exhibit Number	Description

3.1
Sixth Articles of Amendment and Restatement of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-191322) filed on September 23, 2013)

3.3	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	November 2, 2017	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)