Form 10-K
period 2017-12-31
CatchMark Timber Trust, Inc.
filed 2018-03-01
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from ______ to _______.

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2325, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $435.1 million. The aggregate market value was calculated by using the closing price of the Class A common stock as of that date on the New York Stock Exchange, which was $11.37 per share.

As of February 28, 2018: 43,378,089 shares of the registrant's Class A common stock were outstanding

Documents Incorporated by Reference
Certain portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2018 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

FORM 10-K

CATCHMARK TIMBER TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of CatchMark Timber Trust, Inc. and subsidiaries (“CatchMark Timber Trust,” “we,” “our,” or “us”) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, CatchMark Timber Trust, or the executive officers on CatchMark Timber Trust’s behalf, may from time to time make forward-looking statements in other reports and documents CatchMark Timber Trust files with the SEC or in connection with oral statements made to the press, potential investors, or others. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act.

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include that given the flat pricing outlook, we believe that we are well positioned and will continue to concentrate on disciplined execution of our operating plan while strategically expanding our timberlands holdings and capital relationship; we believe that we are on target for executing our business plan, that we remain focused on providing a superior and sustainable rate of return to stockholders; and that we believe that our new growth opportunities, operational execution, and capital allocation strategy are building long-term value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AFM	American Forestry Management, Inc.
AgFirst	Agfirst Farm Credit Bank
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code
EBITDA	Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles in the United States
HBU	Higher and Better Use
IP	International Paper Company
IPO	Initial Listed Public Offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
MPERS	Missouri Department of Transportation & Patrol Retirement System
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SFI	Sustainable Forest Initiative
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)

Index to Consolidated Financial Statements

PART I

ITEM 1.BUSINESS

General

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT), a Maryland corporation, is a real estate company that invests in timberlands and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust was incorporated in 2005, commenced operations in 2007, and conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and owns the remaining 0.01% of its common partnership units. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation, is a wholly owned subsidiary of CatchMark Timber OP. Unless otherwise noted, references to CatchMark Timber Trust, "we", "us", or "our" herein include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

We primarily engage in the ownership, management, acquisition, and disposition of timberland properties located in the United States. We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as rent from hunting and recreational leases. When and where we believe appropriate, we also generate income and cash flow from timberland sales. In addition to current income, we expect to realize long-term returns from the biological growth of our standing timber inventory.

We strive to deliver superior long-term returns for our stockholders through disciplined acquisitions, sustainable harvests, and well-timed sales. Our immediate emphasis is to grow through selective acquisitions in high demand fiber markets and to efficiently integrate new acquisitions. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on prime timberlands, as well as opportunistic land sales, to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of our forests.

For each of the three years ended December 31, 2017, 2016 and 2015, our revenues from timber sales, timberland sales, and non-timber related sources, as a percentage of our total revenue, are set forth in the table below:

	2017	2016	2015
Timber sales	78%	80%	76%
Timberland sales	16%	15%	17%
Other revenues	6%	5%	7%
Total	100%	100%	100%

We also seek to create additional value by entering into joint ventures with long-term, institutional equity partners to opportunistically acquire, own, and manage timberland properties that fit our core investment strategy. In addition, we expect that our joint venture activities will create a platform for future growth by establishing a new fee-based business that leverages our scale and timberland management efficiencies. We entered into our first joint venture, the Dawsonville Bluffs Joint Venture, in April 2017.

Current Timberland Holdings

As of December 31, 2017, we wholly-owned interests in approximately 510,300 acres of high-quality industrial timberlands that have been intensively managed for sustainable commercial timber production in eight states in the

Index to Consolidated Financial Statements

U.S. South, consisting of 75% pine stands and 25% hardwood stands. Our timberlands are within an attractive and competitive fiber basket encompassing a diverse group of pulp, paper and wood products manufacturing facilities.

In addition to the wholly-owned timber assets, we own a 50% member interest in a joint venture that owns approximately 10,500 acres of high-quality commercial timberlands located in north Georgia (the "Dawsonville Portfolio").

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

Due to the expected liquidation of the ownership positions of a number of timberland investment management organizations over the next several years, we anticipate there will be a robust supply of attractive timberlands available for purchase. We may also enter into additional fiber supply agreements with respect to acquired properties in order to ensure a steady source of demand for our incremental timber production.

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

Index to Consolidated Financial Statements

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

Practice Sound Environmental Stewardship. We remain committed to responsible environmental stewardship and sustainable forestry. Our timberlands, except those that have been recently acquired, have been third-party audited and certified in accordance with the 2015-2019 SFI standards. We are currently taking the necessary procedures to get our recently acquired timberlands third-party audited and certified in accordance with the SFI standards within the next 12 months. SFI standards promote sustainable forest management through recognized core principles, including measures to protect water quality, biodiversity, wildlife habitat and at-risk species. Our timberlands are further managed to meet or exceed all state regulations through the implementation of best management practices as well as internal policies designed to ensure compliance. We believe our continued commitment to environmental stewardship will allow us to maintain our timberlands’ productivity, grow our customer base, and enhance our reputation as a preferred timber supplier.

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

Transaction Activities

We executed the following timberland transactions during the three years ended December 31, 2017:

Acquisitions

During the years ended December 31, 2017, 2016, and 2015, we acquired 19,600 acres, 81,900 acres, and 42,900 acres of timberlands, respectively, totaling 144,400 acres. The properties acquired are well stocked with merchantable pine

Index to Consolidated Financial Statements

inventory, located in strong pulpwood and sawtimber markets, and complement our existing timberland portfolio. Together, they added 6.9 million tons to our merchantable timber inventory, averaging 48 tons per acre, comprised of 75% pine plantations by acreage and 51% sawtimber by tons. Through these acquisitions, our timberland ownership expanded into North Carolina, South Carolina, and Tennessee.

Land Sales

During the years ended December 31, 2017, 2016, and 2015, we sold 7,700, 7,300, and 6,400 acres of timberland, respectively, totaling 21,400 acres. These land sales represented approximately 1.7%, 1.7%, and 1.7%, respectively, of our average fee timberland acreage (based on average monthly fee timberland acreage) for each year. The disposed timberland acres had an average merchantable timber stocking of 26 tons per acre.

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

For the year ended December 31, 2017, WestRock purchased approximately 531,000 tons under the Mahrt Timber Agreements, which exceeded the minimum requirement of 518,000 tons. WestRock has historically purchased tonnage that exceeded the minimum requirement under Mahrt Timber Agreements. See Note 7 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

For the years ended December 31, 2017, 2016, and 2015, approximately 17%, 17%, and 23%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. For 2018, we are required to make available for purchase by WestRock, and WestRock is required to purchase, a minimum of 408,000 tons of timber under the Mahrt Timber Agreements. The decrease in the minimum requirement from the previous year is due to lower planned harvest volumes for 2018 from the timberlands acquired in 2007, which is the basis of deriving minimum requirement under the Mahrt Timber Agreements.

Carolinas Supply Agreement

We assumed a pulpwood supply agreement (the "Carolinas Supply Agreement") in connection with our largest timberland acquisition since our listing in 2013, which closed on June 15, 2016 (the "Carolinas Midlands III transaction"). The Carolinas Supply Agreement requires us to harvest and sell agreed-upon pulpwood volumes to IP and IP is required to purchase these volumes at defined market prices. Through its expiration on November 3, 2026, the Carolinas Supply Agreement is expected to represent between 100,000 to 150,000 tons of our annual harvest.

During the year ended December 31, 2017, we sold approximately 171,000 tons under the Carolinas Supply Agreement, which exceeded the required 150,000 tons. We derived approximately 6% and 4% of our net timber sales revenue from the Carolinas Supply Agreement in 2017 and 2016, respectively. For 2018, we are required to harvest and sell a minimum of 137,000 tons of timber under the Carolinas Supply Agreement.

Index to Consolidated Financial Statements

Credit Risk of Customers

For the year ended December 31, 2017, our largest customer, WestRock, represented 21% of our consolidated revenues. IP represented 10% of our consolidated revenues. No other customer represented more than 10% of our consolidated revenues. The loss of WestRock or IP as a customer would have a material adverse effect on our operating results. We sold timber to 64 customers in 2017, compared to 68 in 2016.

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

Seasonality

Our harvest operations are affected by weather conditions, where wet weather could reduce our harvest volume but boost prices due to limited supply, while dry weather could suppress prices due to increases in supply.

Environmental Matters

See Item 1A — Risk Factors, Risk Related to Our Business and Operations for discussions of environmental matters that impact our business.

Employees

As of December 31, 2017, we had 19 employees.

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

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This can result in lower revenues, profits, and cash flows. In addition, increases in the supply of logs and wood products at both the local and national level can lead to downward pressure on prices during favorable price environments. Timber owners generally increase production volumes for logs and wood products during favorable price environments. Such increased production, however, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices. Oversupply can result in lower revenues, profits, and cash flows to us and could negatively impact our results of operations.

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

Index to Consolidated Financial Statements

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

The Mahrt Timber Agreements we entered into with WestRock provide that we will sell specified amounts of timber to WestRock, subject to market pricing adjustments and certain early termination rights of the parties. The Mahrt Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for WestRock, in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from our timberlands. Our financial performance is substantially dependent on the economic performance of WestRock as a consumer of our wood products. Approximately 17% of our net timber sales revenue for 2017 was derived from the Mahrt Timber Agreements, which exceeded the minimum amount of timber that WestRock was required to purchase pursuant to the Mahrt Timber Agreements. If WestRock does not continue to purchase significantly more than the minimum amount of timber it is required to purchase from us, or if WestRock becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.

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

A key component of our business and growth strategies is to pursue timberland acquisition opportunities. Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. We also face significant competition in pursuing timberland investments from other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; individuals; and other entities. The market for high-quality timberland is highly competitive given how infrequently those assets become available for purchase. As a result, many real estate investors have built up their cash positions and face aggressive competition to purchase quality timberland assets. A significant number of entities and resources competing for high-quality timberland properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. In addition, our future acquisitions, if any, may not perform in accordance with our expectations. Finally, we anticipate financing these acquisitions through proceeds from debt or equity offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof, and our inability to finance acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations could adversely affect our results of operations.  We cannot assure you that we will be successful in obtaining suitable investments on financially attractive terms, that we will be able to finance the purchase of such investments or that, if we make investments, our objectives will be achieved.

We depend on external sources of capital for future growth, and our ability to access the capital markets may be restricted.

Index to Consolidated Financial Statements

Our ability to finance our growth is, to a significant degree, dependent on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, increases in interest rates, an unfavorable market perception of our growth potential, including our joint venture strategy, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may be limited by the terms of our bylaws, which restrict our incurrence of debt, and by our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

As a relatively small public company, our general and administrative expenses are a larger percentage of our total revenues than many other public companies, which may have a greater effect on our financial performance and may reduce cash available for distribution to our stockholders.

Our total assets as of December 31, 2017 were $740.2 million and our revenues for the year ended December 31, 2017 were $91.3 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our general and administrative expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available to distribute to our stockholders.

We depend on FRC and AFM to manage our timberlands, and a loss of the services of one or both of them could jeopardize our ongoing operations.

We are party to timberland operating agreements with FRC and AFM (together, the "Forest Managers"), which are renewable on an annual basis. Pursuant to these agreements, we depend upon our Forest Managers to manage and operate our timberlands and related timber operations and to ensure delivery of timber to our customers. To the extent we lose the services of our Forest Managers, we are unable to obtain the services of our Forest Managers at a reasonable price, or our Forest Managers do not perform the services in accordance with the timberland operating agreements, our results of operations may be adversely affected.

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

Index to Consolidated Financial Statements

In addition, the geographic concentration of our property makes us more susceptible to adverse impacts from a single natural disaster such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding and other factors that could negatively impact our timber production.

We depend on third parties for logging and transportation services, and increases in the costs or decreases in the availability of quality service providers could adversely affect our business.

We depend on logging and transportation services provided by truck by third parties. If any of our transportation providers were to fail to deliver timber supply or logs to our customers in a timely manner or were to damage timber supply or logs during transport, we may be unable to sell it at full value, or at all. During the global financial crisis and subsequent downturn in U.S. housing starts, timber harvest volumes declined significantly. As a result, many logging contractors, particularly cable logging operators in the U.S. West, permanently shut down their operations. As harvest levels have returned to higher levels with the recovery in U.S. housing starts, this shortage of logging contractors has resulted in sharp increases in logging costs and in the availability of logging contractors. It is expected that the supply of qualified logging contractors will be impacted by the availability of debt financing for equipment purchases as well as a sufficient supply of adequately trained loggers. As housing starts continue to recover, harvest levels are expected to increase, placing more pressure on the existing supply of logging contractors. Any significant failure or unavailability of third-party logging or transportation providers, or increases in transportation rates or fuel costs, may result in higher logging costs or the inability to capitalize on stronger log prices to the extent logging contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.

We depend on the efforts and expertise of our key executive officers and would be adversely affected by the loss of their services.

We depend on the efforts and expertise of our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer to execute our business strategy, and we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, would have an adverse effect on our business.

If we fail to maintain an effective system of disclosure controls and procedures and integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on us.

We are required to report our operations on a consolidated basis in accordance with GAAP. If we fail to maintain proper overall business controls, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, which could have a material adverse effect on us. In the case of any joint ventures we have entered or might enter into, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to, overall business controls that are not under our control, which could have a material adverse effect on us. In addition, we rely on our Forest Managers and their systems to provide us with certain information related to our operations, including our timber sales. Although we review such information prior to incorporating it into our accounting systems, we cannot assure the accuracy of such information. If the Forest Managers’ systems fail to accurately report to us the information on which we rely, we may not be able to accurately report our financial results, which could have a material adverse effect on us.

The costs requirements of complying with the Exchange Act and the Sarbanes-Oxley Act may strain our resources and occupy the time and energies of management.

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), including Section 404 of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. The effort to comply with these requirements and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition or results of operations.

Index to Consolidated Financial Statements

We have experienced net losses historically and may experience losses again in the future.

From our inception through the end of 2017, other than in 2014, we have incurred net losses. Historical net losses have generally been a result of non-cash charges, including depletion expense. If we are unable to generate net income in the future, and continue to incur net losses, our financial condition, results of operations, cash flows, and our ability to service our indebtedness and make distributions to our stockholders would be materially and adversely affected, any of which could adversely affect the market price of our common stock.

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

Our business is subject to laws, regulations, and related judicial decisions and administrative interpretations relating to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, and the protection of natural resources, air and water quality that are subject to change and frequently enacted. These changes may adversely affect our ability to harvest and sell timber and to remediate contaminated

Index to Consolidated Financial Statements

properties. We are subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the National Environmental Policy Act and the Endangered Species Act, as well as comparable state laws and regulations. Violations of various statutory and regulatory programs that apply to our operations could result in civil penalties; damages, including natural resource damages; remediation expenses; potential injunctions; cease-and-desist orders; and criminal penalties.

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

The Clean Water Act regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the Clean Water Act, it is unlawful to discharge any pollutant from a “point source” into navigable waters of the United States without a permit obtained under the National Pollutant Discharge Elimination System permit program of the U.S. Environmental Protection Agency (the "EPA"). Storm water from roads supporting timber operations that is conveyed through ditches, culverts and channels are exempted by EPA rule from this permit requirement, leaving these sources of water discharge to state regulation. The scope of these state regulations vary by state and they are subject to change, and the EPA’s exemption has recently been subject to legal challenges and legislative responses. To the extent we are subject to future federal or state regulation of storm water runoff from roads supporting timber operations, our operational costs to comply with such regulations could increase and our results of operations could be adversely affected.

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

Index to Consolidated Financial Statements

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures and those of our information technology vendors will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system

Index to Consolidated Financial Statements

disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems and those of our information technology vendors could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any one of which could materially and adversely affect us.

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

•	the risk that our joint venture partner might become bankrupt, insolvent or otherwise unable to meet its financial obligations under the terms of the joint venture;

•	the risk that our joint venture partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	the risk that our joint venture partner may be in a position to take actions that are contrary to the agreed upon terms of the joint venture, our instructions or our policies or objectives;

•	the risk that we may incur liabilities as a result of an action taken by our joint venture partner;

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

Index to Consolidated Financial Statements

In the event that we make international investments, we will be subject to changes in global market trends that could adversely impact our ability to make distributions to our stockholders.

We may determine to acquire timberlands located in timber-producing regions outside the United States. These international investments could cause our business to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in U.S. locations. Adverse changes in the following factors, among others, could have a negative impact on our business, results of operations, and financial condition:

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

Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. As a result, the ability of our stockholders to control our policies and practices is extremely limited. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the NYSE. A change in these policies could have an adverse effect on our financial condition, results of operations and cash flows, the trading price of our common stock, our ability to satisfy our debt service obligations, and our ability to make distributions to our stockholders.

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

Index to Consolidated Financial Statements

a change in control of our company, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our common stock.

Certain provisions of the Maryland General Corporation Law (the "MGCL") may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

Index to Consolidated Financial Statements

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter obligates us to indemnify our directors and officers for actions taken by them in that capacity to the maximum extent permitted by Maryland law. The indemnification agreements that we entered into with our directors and certain of our officers also require us to indemnify these directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholder may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, the stockholders' ability to recover damages from such director or officer will be limited. In addition, we are obligated to advance the defense costs incurred by our directors and our officers and may, in the discretion of our board of directors, advance the defense costs incurred by our employees and other agents in connection with legal proceedings.

Risks Related to Our Debt Financing

Our existing indebtedness and any future indebtedness we may incur could adversely affect our financial health and operating flexibility.

We are party to a credit agreement (the "2017 Amended Credit Agreement") that provides for a senior secured credit facility of up to $637.6 million, which includes three term loan facilities totaling $337.6 million, a $35 million revolving credit facility, and a $265 million multi-draw credit facility. We had a total of $337.6 million outstanding as of December 31, 2017, all of which were outstanding term loans.

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

Index to Consolidated Financial Statements

Our financial condition could be adversely affected by financial and other covenants and other provisions under the 2017 Amended Credit Agreement or other debt agreements.

Pursuant to the 2017 Amended Credit Agreement, we are required to comply with certain financial and operating covenants, including, among other things, covenants that require us to maintain certain leverage, coverage and loan-to-value ratios and a minimum liquidity balance and covenants that prohibit or restrict our ability to incur additional indebtedness, grant liens on our real or personal property, make certain investments, dispose of our assets and enter into certain other types of transactions. The 2017 Amended Credit Agreement also prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than 50%. We may declare and pay distributions so long as our LTV ratio does not exceed 50% and we maintain a minimum fixed-charge coverage ratio of 1.05:1.00, and a minimum liquidity balance, as defined by the 2017 Amended Credit Agreement, of $25 million. This requirement has restricted our ability to pay cash distributions in the past. Our credit agreement also subjects us to mandatory prepayment from proceeds generated from dispositions of timberlands or lease terminations, which may have the effect of limiting our ability to make distributions under certain circumstances. Provided that no event of default has occurred and the LTV ratio, calculated after giving effect to the disposition, does not exceed 42.5%, the mandatory prepayment requirement excludes (1) net real property disposition proceeds until the aggregate amount of such proceeds received during any fiscal year exceeds 2% of the bank value of the timberlands; (2) lease termination proceeds until the amount of such proceeds exceeds 0.5% of the bank value of the timberlands in a single termination or 1.5% in aggregate over the term of the facility; and (3) net real property disposition proceeds from large property dispositions, as defined, to the extent the proceeds are used within 270 days of receipt for acquisition of additional real property that will be subject to the lien of the 2017 Amended Credit Agreement. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, a breach of these covenants or other event of default would allow CoBank to accelerate payment of the loan. Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

Our ability to comply with these covenants and other provisions may be affected by events beyond our control, and we cannot assure you that we will be able to comply with these covenants and other provisions. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against collateral granted to them, if any, to secure the indebtedness. If our current or future lenders accelerate the payment of the indebtedness owed to them, we cannot assure you that our assets would be sufficient to repay in full our outstanding indebtedness, including the loans under the 2017 Amended Credit Agreement.

We may incur additional indebtedness which could increase our business risks and may reduce the value of your investment.

We have acquired, and in the future may acquire, real properties by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties. We may also borrow funds if needed to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We may also borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. Our bylaws do not limit us from incurring debt until our aggregate debt would exceed 200% of our net assets.

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

Index to Consolidated Financial Statements

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

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments on our indebtedness.
Our ability to make payments on our indebtedness, including the loans under the 2017 Amended Credit Agreement, and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We conduct our operations primarily through our subsidiaries. As a result, our ability to service our debt, including our obligations under the 2017 Amended Credit Agreement and other obligations, depends largely on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. In addition, any payment of dividends, loans or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations.
Additionally, our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. We cannot assure you that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the loans under the 2017 Amended Credit Agreement, or to fund our other liquidity needs and make necessary capital expenditures.
If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to sell assets, seek additional capital or restructure or refinance our debt. We cannot assure you that the terms of our debt will allow for these alternative measures or that such measures would satisfy our scheduled debt service obligations.
If we cannot make scheduled payments on our debt:

•	the holders of our debt could declare all outstanding principal and interest to be due and payable;

•	the holders of our secured debt could commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Index to Consolidated Financial Statements

A significant portion of our outstanding and potential future debt, including under the 2017 Amended Credit Agreement, bears or will bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for competitors that have less variable rate debt.

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

We have incurred significant indebtedness that accrues interest at a variable rate, and we may incur additional debt in the future. Interest we pay under the 2017 Amended Credit Agreement and any other debt we incur will reduce our operating cash flows and hinder our ability to make distributions to our stockholders. Additionally, if we incur additional variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

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

Federal Income Tax Risks

Index to Consolidated Financial Statements

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

Recent changes to the tax laws and future legislative or regulatory tax changes could adversely affect us, our stockholders or our customers.

The federal income tax laws governing REITs and their stockholders, and administrative interpretations of those laws, may be amended at any time, possibly with retroactive effect.

On December 22, 2017, the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act") was signed into law, generally applying in taxable years beginning after December 31, 2017. The Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the income tax brackets are adjusted, the top federal income rate is reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received, in combination with the 37% top rate) and various deductions are eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate is reduced to 21%.

The Act makes numerous other large and small changes to the tax rules that may affect our stockholders and may directly or indirectly affect us. For example, we and our TRS have generated net operating losses in the past, and new limitations apply to the use of net operating losses generated in taxable years beginning after December 31, 2017. In addition, there are new limitations on interest deductions, with an exception for “electing real estate trades or businesses” that we expect to apply to us but might not apply to our TRS.

While the changes in the Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us, our stockholders or our customers. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Act.

Index to Consolidated Financial Statements

You are urged to consult with your tax advisor with respect to the status of the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

As a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In addition, gross income from prohibited transactions would be excluded from the REIT qualification gross income test. In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business unless we qualify for a safe harbor exception. Delivered logs, if harvested and sold by a REIT directly, would likely constitute property held for sale to customers in the ordinary course of business and would, therefore, be subject to the prohibited transactions tax if sold at a gain. Accordingly, we sell standing timber to CatchMark TRS under pay-as-cut contracts which generate capital gain to us under Section 631(b) of the Code (to the extent the timber has been held by us for more than one year), and CatchMark TRS, in turn, harvests such timber and sells logs to WestRock. This structure should avoid the prohibited transactions tax, and we use a similar structure for the sale of delivered logs to other customers. However, if the IRS were to successfully disregard CatchMark TRS’ role as the harvester and seller of such logs for federal income tax purposes, our income, if any, from such sales could be subject to the 100% prohibited transaction tax. In addition, sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions. We intend to avoid the 100% prohibited transaction tax by satisfying safe harbors in the Code, structuring dispositions as non-taxable like kind exchanges or making sales that otherwise would be prohibited transactions through one or more TRSs whose taxable income is subject to regular corporate income tax. We may not, however, always be able to identify properties that might be treated as part of a “dealer” land sales business. For example, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

The taxable income of CatchMark TRS is subject to federal and applicable state and local income tax. While we seek to structure the pricing of our timber sales to CatchMark TRS at market rates, the IRS could assert that such pricing does not reflect arm’s-length pricing and impute additional taxable income to CatchMark TRS or impose excise taxes.

Index to Consolidated Financial Statements

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

We conduct a portion of our business activities through one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs enables us to engage in non-REIT-qualifying business activities. However, under the Code, no more than 20% (for taxable years beginning after December 31, 2017) of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT-qualifying operations. Furthermore, because the income earned by our TRSs is subject to corporate income tax and is not subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we use them.

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

We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.

Index to Consolidated Financial Statements

Under IRS Revenue Procedure 2017-45, as a publicly traded REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile.

The U.S. stock markets, including the NYSE, on which our common stock is listed under the symbol “CTT,” have experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock is likely to be similarly volatile, and investors in shares of our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock, including:

•	the annual yield from distributions on our common stock as compared to yields on other financial instruments;

•	equity issuances by us, or future sales of substantial amounts of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;

•	short sales or other derivative transactions with respect to our common stock;

•	the ability of our share repurchase program to improve stockholder value over the long term;

•	changes in market valuations of companies in the timberland or real estate industries;

•	increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of our common stock to demand a higher yield;

•	fluctuations in stock market prices and volumes;

•	additions or departures of key management personnel;

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	publication of research reports about us or our industry by securities analysts or failure of our results to meet expectations of securities analysts;

•	failure to qualify as a REIT;

•	adverse market reaction to any indebtedness we incur in the future;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

Index to Consolidated Financial Statements

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	changes in our earnings;

•	failure to satisfy the listing requirements of the NYSE;

•	failure to comply with the requirements of the Sarbanes-Oxley Act;

•	actions by institutional stockholders;

•	changes in accounting principles; and

•	general market conditions, including factors unrelated to our performance.

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

In the future, we may attempt to increase our capital resources by offering debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock, including through "at-the-market" offerings of common stock. Holders of our debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing stockholders. Future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our stockholders, you will bear the risk of our future offerings reducing the market price of our common stock and diluting your proportionate ownership.

Increases in market interest rates may result in a decrease in the value of our common stock.

One of the factors that may influence the price of our common stock will be our distribution rate on the common stock (as a percentage of the share price of our common stock), relative to market interest rates. We have declared and paid cash distributions in each quarter since the first quarter of 2014 and expect to declare cash distributions in the future. If market interest rates increase, prospective purchasers of our common stock may desire a higher yield on our common stock or seek securities paying higher dividends or yields. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. Therefore we may not be able, or may choose not, to pay a higher distribution rate. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease because potential

Index to Consolidated Financial Statements

investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
As of December 31, 2017, we wholly owned interests in approximately 510,300 acres of high-quality industrial timberland in the U.S. South, consisting of approximately 479,400 acres of fee timberlands and approximately 30,900 acres of leased timberlands. Our leased timberlands include approximately 27,500 acres under one long-term lease expiring in 2022, which we refer to as the long-term contract or the LTC lease, and approximately 3,400 acres under a single-rotation lease that expires in 2019, which we refer to as the private land management or the PLM lease. Our wholly-owned timberlands contained acreage comprised of approximately 75% pine stands and 25% hardwood stands located within an attractive and competitive fiber basket encompassing a diverse group of pulp, paper, and wood products manufacturing facilities. Wholly-owned timberland acreage by state is listed below:

Acres located in	Fee	Lease	Total
Alabama	74,400	5,600	80,000
Florida	2,000	—	2,000
Georgia	263,600	25,300	288,900
Louisiana	20,900	—	20,900
North Carolina	1,600	—	1,600
South Carolina	81,000	—	81,000
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	479,400	30,900	510,300

As of December 31, 2017, our wholly-owned timber inventory consisted of an estimated 21.2 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory	Fee	Lease	Total
Pulpwood	10.3	0.6	10.9
Sawtimber (1)	9.8	0.5	10.3
Total:	20.1	1.1	21.2
(1) Includes chip-n-saw and sawtimber.

In addition to the wholly-owned timber assets, we own a 50% member interest in the Dawsonville Bluffs Joint Venture that owns approximately 10,500 acres of high-quality commercial timberlands located in north Georgia (See Note 4 - Unconsolidated Join Venture in our accompanying consolidated financial statements for further details).

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

Index to Consolidated Financial Statements

updated for changing harvest practices, advanced seedling genetics, future harvest age profiles and biological growth factors.

During certain growth stages in the life of a tree stand, the value of the timber may increase significantly. For example, one such period of time is when pulpwood trees reach “chip-n-saw” size, which, in the Southern United States, generally occurs between 15-20 years in the life of a tree. Southern pine “chip-n-saw” prices may be twice those for pulpwood trees. Another value increase occurs when trees can be sold as large sawlogs, which generally occurs when the tree is older than approximately 23 years of age in the Southern United States. The value of a tree stand is directly tied to the age and size of the trees within that tree stand.

The graph below presents the approximate number of acres of our timberland as of December 31, 2017 by age class:

(1)	Acres presented in the graph includes fee timberland only and excludes 46,700 acres of non-forest land and acres to be planted.

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

Index to Consolidated Financial Statements

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

Our common stock trades on the NYSE under the symbol “CTT”. As of February 28, 2018, there were 1,751 stockholders of record of our common stock.

Market Prices of Our Common Stock; Dividends

The table below shows the range of intra-day high and low prices of our common stock as reported by the NYSE and the dividends paid per common share for the periods indicated:

	High	Low	Cash Dividend
2017
Fourth Quarter	$13.47	$12.36	$0.135
Third Quarter	$12.81	$10.81	$0.135
Second Quarter	$12.06	$11.09	$0.135
First Quarter	$11.60	$10.10	$0.135
2016
Fourth Quarter	$11.71	$10.05	$0.135
Third Quarter	$12.58	$11.28	$0.135
Second Quarter	$12.35	$10.42	$0.135
First Quarter	$11.60	$9.70	$0.125

Since our listing on the NYSE in December 2013, we have made and intend to continue to make regular quarterly distributions to holders of our common stock. Our distributions to stockholders will be taxable dividends to the extent distributed from our earnings and profits. Distributions in excess of our earnings and profits will reduce a stockholder’s basis and will not be taxable, except to the extent such distributions exceed the stockholder’s cost basis. The table below summarizes the tax characterization of the distributions to our stockholders (on a percentage basis) for the years ended December 31, 2017, 2016, and 2015, respectively.

	2017	2016	2015
Total Cash Distributions per Common Share	$0.54	$0.53	$0.50

Tax Characterization
Capital Gain	—	—	—
Return of Capital	100.00%	100.00%	100.00%

The amount of distributions and the tax treatment thereof in prior periods are not necessarily indicative of amounts anticipated in future periods.

The terms of our credit agreement prohibit us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than or equal to 50% or we are otherwise in default as defined in the credit agreement. See Note 5 – Notes Payable and Lines of Credit of our accompanying consolidated financial statements for more information about our credit agreement.

Index to Consolidated Financial Statements

Cumulative Total Shareholder Return since IPO

The following graph compares the cumulative total shareholder return on our common stock with the Russell 3000, which is a broad-based market index of issuers with similar capitalization, and with the S&P Global Timber & Forestry Index, which is an industry specific market index of peer issuers, from our listing on December 12, 2013 to December 31, 2017. The graph assumes a $100 investment in each of the indices on December 12, 2013, and the dividends received are reinvested at month end.
The data in the following table was used to create the above graph as of the respective dates:

	12/12/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017 (1)
CatchMark Timber Trust, Inc.	$100	$103	$87	$91	$96	$116
Russell 3000	$100	$104	$115	$113	$125	$149
S&P Global Timber & Forestry Index	$100	$106	$106	$96	$106	$140
(1) Data points are the last trading day of each fiscal year. For the year ended December 31, 2017, the last trading day was December 29, 2017.

Securities Authorized for Issuance under Our Equity Compensation Plan

See Note 10 - Stock-based compensation of our accompanying consolidated financial statements for information on securities authorized for issuance under our long-term incentive plans.

Share Repurchases

Index to Consolidated Financial Statements

During the fourth quarter of 2017, we did not repurchase any shares of our common stock under our share repurchase program (see Liquidity and Capital Reources section for further details about our share repurchase program.)

Shelf Registration and Follow-on Offering

Please refer to Liquidity and Capital Reources section for discussions of our shelf registration statement and our follow-on offering in October 2017.

Index to Consolidated Financial Statements

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data as of and for the five years ended December 31, 2017 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 — Financial Statements and Supplementary Data hereof. All amounts are in thousands except for per-share, tonnage, acreage and per-acreage data.

	As of December 31,
	2017	2016	2015	2014	2013
Financial Position
Cash and cash equivalents	$7,805	$9,108	$8,025	$17,365	$8,614
Total assets	$740,158	$709,824	$599,095	$564,489	$337,572
Outstanding debt	$337,619	$325,656	$185,002	$118,000	$52,160
Total liabilities	$337,778	$328,754	$188,057	$119,797	$57,640
Total stockholders’ equity	$402,380	$381,070	$411,038	$444,692	$279,932

Period End Acres
Fee	479,400	467,500	401,200	364,700	247,200
Lease	30,900	32,100	23,800	28,600	30,900
Wholly-owned total	510,300	499,600	425,000	393,300	278,100
Joint venture interest (1)	10,500	—	—	—	—
	520,800	499,600	425,000	393,300	278,100

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Results
Total revenues	$91,295	$81,855	$69,122	$54,311	$32,048
Operating income (loss)	$(3,574)	$(4,408)	$(4,820)	$3,118	$(8,602)
Net income (loss)	$(13,510)	$(11,070)	$(8,387)	$660	$(13,197)
Net income (loss) available to common stockholders	$(13,510)	$(11,070)	$(8,387)	$660	$(13,557)
Net income (loss) per share available to common stockholders, basic and diluted	$(0.34)	$(0.29)	$(0.21)	$0.02	$(1.03)
Weighted-average common shares outstanding	39,751	38,830	39,348	31,568	13,146

Adjusted EBITDA (2)	$41,970	$36,486	$32,168	$23,671	$3,469

Cash Flows
Cash provided by (used in) operating activities	$27,419	$30,849	$28,494	$19,845	$(1,071)
Cash used in investing activities	$(68,416)	$(144,765)	$(78,461)	$(238,433)	$(137)
Cash provided by (used in) financing activities	$39,694	$114,999	$40,627	$227,339	$(1,399)
Total cash dividends paid	$(21,349)	$(20,382)	$(19,590)	$(15,335)	$—
Cash dividends paid per share	$0.54	$0.53	$0.50	$0.47	$—

Capital Expenditures
Capital expenditures-acquisitions(3)	$52,260	$141,570	$75,793	$237,527	$1,743
Capital expenditures-other	$5,617	$3,195	$2,668	$906	$444

Index to Consolidated Financial Statements

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Selected Operating Data
Timber Sales Volume (tons)
Pulpwood	1,424,017	1,360,437	1,131,475	885,980	636,227
Sawtimber (4)	927,191	867,055	708,764	479,460	283,223
Total	2,351,208	2,227,492	1,840,239	1,365,440	919,450

Delivered % as of total volume	74%	64%	60%	70%	80%
Stumpage % as of total volume	26%	36%	40%	30%	20%

Net timber sales price ($ per ton)
Pulpwood	$13	$14	$13	$13	$12
Sawtimber (4)	$24	$24	$26	$24	$20

Timberland Sales
Gross sales	$14,768	$12,515	$11,845	$10,650	$2,499
Basis of timberland sold	$9,890	$9,728	$8,886	$5,072	$1,570
Acres sold	7,700	7,300	6,400	3,800	1,200
% of fee acres	1.7%	1.7%	1.7%	1.4%	0.5%
Price per acre	$1,924	$1,718	$1,849	$2,832	$2,141

Timberland Acquisitions (1)
Gross acquisitions (5)	$71,648	$141,013	$73,305	$235,158	$1,404
Acres acquired	30,600	81,900	42,900	121,600	1,800
Price per acre ($/acre)	$2,341	$1,721	$1,709	$1,934	$786

(1)	Includes acquisitions made by Dawsonville Bluffs, LLC, an unconsolidated joint venture in which CatchMark Timber Trust owns a 50% membership interest and serves as the sole manager.

(2)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Adjusted EBITDA” for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure to net income (loss).

(3)	Includes transaction costs.

(4)	Includes chip-n-saw and sawtimber.

(5)	Exclusive of transaction costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 – Selected Financial Data above and our accompanying consolidated financial statements and notes thereto in Item 8 – Financial Statement and Supplementary Data. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview

We strive to deliver superior long-term returns for our stockholders through disciplined acquisitions, sustainable harvests, and well-timed sales. Our immediate emphasis is to grow through selective acquisitions in high demand fiber basket markets and to efficiently integrate the new acquisitions. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on prime timberlands as well as opportunistic land sales to provide

Index to Consolidated Financial Statements

recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of the forest.

We continued to execute our business growth strategy during 2017. We acquired approximately 19,600 acres of high-quality timberlands in the U.S. South in two separate transactions and entered into our first joint venture with an institutional equity partner. The properties acquired in 2017 are exceptionally well stocked with merchantable pine inventory and high sawtimber mix and located in strong pulpwood and sawtimber markets. They added approximately 1.4 million tons to our merchantable timber inventory, comprised of 78% pine plantations by acreage and 66% sawtimber by tons. In aggregate, these acquisitions potentially increase our annual harvest volumes by approximately 140,000 tons over the next decade. These acquisitions complement our existing timberland portfolio and continue the expansion of our customer base into new markets within the U.S. South.

On April 25, 2017, we entered into the Dawsonville Bluffs Joint Venture with MPERS that acquired a portfolio of approximately 11,000 acres of commercial timberlands located in North Georgia. We and MPERS each own a 50% membership interest in the Dawsonville Bluffs Joint Venture. From entering into the joint venture to December 31, 2017, we recognized $1.1 million in equity earnings from the Dawsonville Bluffs Joint Venture. See Note 4 - Unconsolidated Joint Venture of our accompanying consolidated financial statements for further details.

We will continue to execute on our ongoing growth strategy by targeting investments, either directly or through joint ventures, in:

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
We believe that we have access to adequate capital resources to achieve our growth targets for 2018 with the credit facilities available under the 2017 Amended Credit Agreement (see Liquidity and Capital Resources for details).

Timber Agreements

A substantial portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. During the year ended December 31, 2017, WestRock purchased approximately 531,000 tons under the Mahrt Timber Agreements, which exceeded the minimum requirement of 518,000 tons. For the years ended December 31, 2017, 2016, and 2015, approximately 17%, 17%, and 23%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. The percentage of our annual net timber sales revenue derived from WestRock in 2017 remained consistent with 2016 and decreased from 2015 as a result of our acquisitions and expansion of our customer base over the years. See Note 7 – Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

In connection with the Carolinas Midlands III transaction that closed in June 2016, we assumed the Carolinas Supply Agreement which requires us to harvest and sell agreed-upon pulpwood volumes to IP, and IP is required to purchase such volume at defined market prices. During the year ended December 31, 2017, we sold approximately 171,000 tons under the Carolinas Supply Agreement, which exceeded the 150,000 tons requirement. For the year ended December 31, 2017, approximately 6% of our net timber sales revenue was derived from the Carolinas Supply Agreement.

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

The U.S. economy as well as the housing market continued to improve in 2017. According to the U.S. Bureau of Economic Analysis, the real gross domestic product increased by 2.3% in 2017, up from an increase of 1.5% in 2016. The U.S. Census Bureau and the U.S. Department of Housing and Urban Development estimated that 1.2 million housing units were started in 2017, a 2.5% increase compared to 2016 and the highest since 2007.

We believe that the housing market will continue to show modest and gradual improvement in 2018, but that in 2018, the surplus log inventory in the market will likely not allow for significant improvement in sawtimber pricing. We expect our 2018 harvest volumes to be down slightly from 2017 as we tactically defer some harvests to maximize returns for our stockholders, waiting for more favorable market conditions anticipated in 2019 and 2020. Recently announced capital improvements and expansions of mills in our regions should provide significant favorable market impacts to achieve greater value for our products in coming years when we anticipate taking advantage of increased demand, especially for recovering softwood timber. In the meantime, we anticipate our pulpwood and sawtimber prices will remain steady or improve modestly during 2018. We expect to continue to build on market and business diversity and leverage our relationships in key markets to garner additional quota and delivery opportunities.

Liquidity and Capital Resources

Overview

Cash flows generated from our operations are primarily used to fund recurring expenditures and distributions to our stockholders. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, less capital requirements necessary to maintain our existing timberland portfolio. In determining the amount of distributions to common stockholders, we also consider our financial condition, our expectations of future sources of liquidity, current and future economic conditions, market demand for timber and timberlands, and tax considerations, including the annual distribution requirements necessary to maintain our status as a REIT under the Code.

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

Shelf Registration Statement and Follow-on Offering

On June 2, 2017, we filed a shelf registration statement on Form S-3 with the SEC (the "Shelf Registration Statement"), which was declared effective by the SEC on June 16, 2017. The Shelf Registration Statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering.

On October 17, 2017, under the Shelf Registration Statement, we issued 4.6 million shares of Class A common stock, at a price of $12.35 per share (the “2017 Follow-On Offering”). After deducting $2.7 million in underwriting

Index to Consolidated Financial Statements

commissions and fees and other issuance costs, the net proceeds of $54.1 million were used to finance two timberland acquisitions located in South Carolina and coastal Georgia.

2017 Amended Credit Agreement

On December 1, 2017, we entered into a fifth amended and restated credit agreement with CoBank, AgFirst, Rabobank and certain other financial institutions (the “2017 Amended Credit Agreement”). The 2017 Amended Credit Agreement amended and restated the existing credit agreement in its entirety.

The 2017 Amended Credit Agreement provides for borrowing up to $637.6 million consisting of:

•	a $35.0 million five-year revolving credit facility (the “2017 Revolving Credit Facility”);

•	a $265.0 million seven-year multi-draw term credit facility (the “2017 Multi-Draw Term Facility”);

•	a continuation of a $100.0 million ten-year term loan (the “Term Loan A-1”), all of which was outstanding under the previous credit agreement;

•	a $118.8 million nine-year term loan (the “Term Loan A-2”); and

•	a $118.8 million ten-year term loan (the “Term Loan A-3”, together with the Term Loan A-1 and Term Loan A-2, the “2017 Term Loan Facilities”).

Proceeds from Term Loan A-2 and Term Loan A-3 were used to repay the outstanding balance of a multi-draw term facility under the previous credit agreement. The 2017 Multi-Draw Term Facility may be used to finance timber acquisitions and associated expenses, to fund investment in joint ventures, and to reimburse payments of drafts under letters of credit. Borrowings under the 2017 Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and other general corporate purposes.

The table below presents the details of each credit facility under the 2017 Amended Credit Agreement as of December 31, 2017:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate (1)	Unused Commitment Fee	Total Availability	Outstanding Balance	Remaining Availability
2017 Revolving Credit Facility	12/1/2022	LIBOR + 1.70%	0.20%	$35,000	$—	$35,000
2017 Multi-Draw Term Facility	12/1/2024	LIBOR + 1.70%	0.20%	265,000	—	$265,000
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	118,809	118,809	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	118,810	118,810	—
Total				$637,619	$337,619	$300,000

(1)	The applicable LIBOR margin on the 2017 Revolving Credit Facility and the 2017 Multi-Draw Term Facility ranges from 1.50% to 2.20%, depending on the LTV ratio.
The 2017 Amended Credit Agreement increases the maximum commitments available for borrowing under our previous credit facilities from $500.0 million to $637.6 million and extended the weighted-average life of debt from 5 years to 9 years as of December 1, 2017. It almost doubled the capacity to fund future joint venture investments.

Patronage

Under the 2017 Amended Credit Agreement, we remain eligible to receive annual patronage refunds from our lenders. The annual patronage refund is dependent on the weighted-average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the patronage banks. In March 2017, we received a patronage refund of $2.1 million on our borrowings under the eligible patronage loans that were outstanding during 2016. Of the total amount received, 75% was received

Index to Consolidated Financial Statements

in cash and 25% was received in equity in patronage banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the patronage banks' board of directors.

Debt Covenants

The 2017 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to (i) 50% at any time prior to the last day of the fiscal quarter corresponding to the fourth anniversary of the effective date and (ii) 45% at any time thereafter;

•	requires that we maintain a FCCR of not less than 1.05:1; and

•	requires maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limits the aggregated capital expenditures not exceeding 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the 2017 Amended Credit Agreement as of December 31, 2017.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion. The program has no set duration and the board may discontinue or suspend the program at any time. During the year ended December 31, 2017, we repurchased 97,469 shares of our common stock at an average price of $10.60 per share for a total of approximately $1.0 million. All common stock purchases under the stock repurchase program were made in open-market transactions and were funded with cash on-hand. As of December 31, 2017, we had 43.4 million shares of common stock outstanding and may repurchase up to an additional $19.8 million under the program. We can borrow up to $30.0 million under the 2017 Multi-Draw Term Facility, compared to $25.0 million under the previous credit facility, to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

For the year ended December 31, 2017, net cash provided by operating activities was $27.4 million, a $3.4 million decrease from the year ended December 31, 2016, primarily due to a $4.5 million increase in interest paid as a result of higher outstanding debt balances during 2017 and a higher weighted-average interest rate, a $1.8 million increase in general and administrative expenses, and a $0.4 million increase in other operating expenses due to higher property taxes, offset by a $1.1 million increase in net timber sales and a $2.4 million increase in net timberland sales.

For the year ended December 31, 2017, we used $52.3 million (including transaction costs) in timberland acquisitions (see Transactions in Item 1. Business for further details). We used $5.6 million to fund other capital expenditures during the year ended December 31, 2017, a $2.4 million increase from last year, primarily due to increased reforestation expenses and mainline road construction as a result of growth in harvest activities. We invested $10.5 million in a 50% member interest in the Dawsonville Bluffs Joint Venture, which was funded with borrowings from our credit facilities.

Net cash provided by financing activities for the year ended December 31, 2017 was $39.7 million. On October 17, 2017, we completed a public offering of 4.6 million shares of our Class A common stock for $12.35 per share and received $56.8 million of gross proceeds. After deducting $2.6 million in underwriting discounts and commissions and $0.1 million in other offering costs, the net proceeds of $54.1 million were used to fund our 2017 acquisitions. We borrowed $11.0 million under our credit facilities to fund the investment in the Dawsonville Bluffs Joint Venture. In December 2017, we amended our credit agreement and used the proceeds to refinance our then-outstanding debt balances. During the year, we paid total distributions to stockholders of $21.3 million, $1.0 million more than in 2016 as a result of higher per-share distribution rate and the 4.6 million additional shares issued in the 2017 Follow-On Offering. Distributions to stockholders were funded by net cash provided by operating activities. We repurchased $1.0

Index to Consolidated Financial Statements

million in shares of our common stock under our share repurchase program, which was $2.2 million less than in 2016 as a result of repurchasing fewer shares in 2017.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of December 31, 2017, we had a cash balance of $7.8 million and had access to $300.0 million of additional borrowing availability under the 2017 Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber and timberland sales, proceeds from secured or unsecured financings from banks and other lenders, and public offerings of our equity or debt securities. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, certain capital expenditures (other than timberland acquisitions), repayment of debt, timberland acquisitions, and stockholder distributions.

Contractual Obligations and Commitments

As of December 31, 2017, our contractual obligations were as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations (1)	$337,619	$—	$—	$—	$337,619
Estimated interest on debt obligations (1) (2)	109,045	12,147	24,237	24,044	48,617
Operating lease obligations	3,221	850	1,444	927	—
Other liabilities (3)	687	140	279	268	—
Total	$450,572	$13,137	$25,960	$25,239	$386,236

(1)
Represents respective obligations under the 2017 Amended Credit Agreement as of December 31, 2017. All $337.6 million was outstanding under the 2017 Term Loan Facilities (see 2017 Amended Credit Agreement).

(2)	Amounts include the impact of interest rate swaps. See Note 6 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Represents future payments to satisfy a liability that expires in May 2022 which was assumed upon a timberland acquisition.

Distributions

Our board of directors declares distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors (as described in the Overview section above). For the year ended December 31, 2017, we paid total distributions to stockholders of $21.3 million, which was funded from net cash provided by operating activities of $27.4 million.

On February 15, 2018, our board of directors declared a cash distribution of $0.135 per share of common stock for stockholders of record on February 28, 2018, payable on March 16, 2018.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings.

Index to Consolidated Financial Statements

Timber sales volumes, net timber sales prices, timberland sales, and changes in the levels and composition for each of the years ended December 31, 2017, 2016, and 2015 are shown in the following tables:

	Years Ended December 31,		Change
	2017	2016	%
Timber sales volume (tons)
Pulpwood	1,424,017	1,360,437	5%
Sawtimber (1)	927,191	867,055	7%
	2,351,208	2,227,492	6%

Harvest Mix
Pulpwood	61%	61%
Sawtimber (1)	39%	39%

Net timber sales price (per ton) (2)
Pulpwood	$13	$14	(7)%
Sawtimber (1)	$24	$24	—%

Timberland sales
Gross sales (000's)	$14,768	$12,515
Sales volumes (acres)	7,700	7,300
% of fee acres	1.7%	1.7%
Sales price (per acre)	$1,924	$1,718

	Years Ended December 31,		Change
	2016	2015	%
Timber sales volume (tons)
Pulpwood	1,360,437	1,131,475	20%
Sawtimber (1)	867,055	708,764	22%
	2,227,492	1,840,239	21%

Harvest Mix
Pulpwood	61%	61%
Sawtimber (1)	39%	39%

Net timber sales price (per ton) (2)
Pulpwood	$14	$13	5%
Sawtimber (1)	$24	$26	(7)%

Timberland sales
Gross sales (000's)	$12,515	$11,845
Sales volumes (acres)	7,300	6,400
% of fee acres	1.7%	1.7%
Sales price (per acre)	$1,718	$1,849

Index to Consolidated Financial Statements

(1)	Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015.

Harvest volumes increased 6% to 2.4 million tons for the year ended December 31, 2017 from 2.2 million tons in the prior year primarily as a result of harvests from properties acquired during 2016 and 2017. Although extended mill outages, high raw material inventories and quotas experienced during 2017 continued to constrain market conditions, our timber agreements and well-established delivered capacity helped us offset some of the impact. During the year ended December 31, 2017, harvests under our timber agreements increased 23% from the prior year. Delivered volume increased by 22% from prior year. Despite severe weather experienced in the second half of 2017 in each of our operating regions because of hurricanes Harvey and Irma, we incurred no significant loss of standing timber. Heavy winds and rain caused by the storms resulted in transportation-related challenges and downtime of some mill customers, which resulted in temporary slowdowns in our harvesting operations.

During 2017, South-wide average stumpage prices for all product categories declined ranging from 2% to 12% relative to 2016, calculated using market prices reported by TimberMart-South. Pulpwood prices were higher in 2016 partially due to increases in demand as a result of significant wet weather experienced in the U.S. South during the first half of the year. South-wide average stumpage prices for all product categories improved in the fourth quarter of 2017 from the third quarter 2017 by 3% to 7%, except for pine sawtimber, which held steady, and pine chip-n-saw, which declined by 1.5%.

Our sawtimber net stumpage price held steady in 2017 as compared to 2016 while pulpwood net stumpage price declined as pulpwood pricing was higher in 2016 partially due to increased demand caused by wet weather. Our realized stumpage prices trend with the overall South-wide timber market reported by TimberMart-South and are generally higher than South-wide average due to the strength of the micro-markets in which we operate.

Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016

Revenues. Revenues increased to $91.3 million for the year ended December 31, 2017 from $81.9 million for the year ended December 31, 2016 due to an increase in timber sales revenue of $6.3 million, an increase in timberland sales revenue of $2.3 million, and an increase in other revenues of $0.9 million. Gross timber sales revenue increased by 10%, mainly due to a 6% increase in harvest volume as well as an increase in delivered sales as a percentage of total volume. 74% of our 2017 harvest volume came from delivered sales as compared to 64% in 2016. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

Details of timber sales by product for the years ended December 31, 2016 and 2017 are shown in the following table:

	For the Year Ended December 31, 2016	Changes attributable to:		For the Year Ended December 31, 2017
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$34,969	$(773)	$3,236	$37,432
Sawtimber (2)	30,066	1,330	2,525	33,921
	$65,035	$557	$5,761	$71,353

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue increased to $14.8 million in 2017 from $12.5 million in 2016 as we sold more acres in 2017 at a higher sales price per acre. Other revenues increased to $5.2 million in 2017 from $4.3 million due to $0.4 million of lease termination revenue received for terminating 1,100 acres of long-term timber leases and higher hunting lease income as result of prior year acquisitions.

Index to Consolidated Financial Statements

Operating expenses. Contract logging and hauling costs increased to $31.1 million for the year ended December 31, 2017 from $25.9 million for the year ended December 31, 2016, an increase of 20%, primarily as a result of a 22% increase in delivered sales volume. Delivered sales increased as we continued to execute our delivered wood sales strategy on properties acquired since the listing of our common stock on the NYSE in 2013.

Depletion expense for 2017 was $29.0 million, comparable to 2016, as a result of a 6% increase in harvest volume offset by lower blended depletion rates. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practice. Therefore, we generally expect the depletion rates of our current portfolio to decrease over time.

Other operating expenses increased to $5.3 million for the year ended December 31, 2017 from $5.0 million for the year ended December 31, 2016, primarily as a result of increases in property taxes due to having more acres under management.

Forestry management fees increased to $6.8 million for the year ended December 31, 2017 from $6.1 million for the year ended December 31, 2016 due to increases in third-party manager costs as well as in operational staff compensation costs, reflecting the additional resources dedicated to managing a growing portfolio.

General and administrative expenses increased to $11.7 million for the year ended December 31, 2017 from $9.3 million for the year ended December 31, 2016, primarily due to an increase in employee compensation costs as a result of increased staffing and an increase related to corporate initiatives.

Interest expense. Interest expense increased to $11.2 million for the year ended December 31, 2017 from $6.7 million for the year ended December 31, 2016 due to increases in outstanding debt balance, higher interest rates, and financing costs. As compared to 2016, we incurred $4.5 million higher interest expense related to our debt facilities, after considering the impact of patronage refunds, primarily due to a 43% higher weighted-average debt balance outstanding in 2017 and a higher weighted-average interest rate. Our interest rates increased in 2017 due to a higher mix of effectively fixed-rate debt and increases in LIBOR rates on our effectively variable-rate debt as compared to the prior year. See Note 5 – Notes Payable and Lines of Credit of our accompanying consolidated financial statements for additional information regarding patronage refunds and the 2017 Amended Credit Agreement.

Net loss. Our net loss increased to $13.5 million for the year ended December 31, 2017 from $11.1 million for the year ended December 31, 2016 due to a $4.5 million increase in our interest expense, offset by a $0.8 million improvement in our operating loss and $1.1 million in income from the Dawsonville Bluffs Joint Venture. Our net loss per share for the years ended December 31, 2017 and 2016 was $0.34 and $0.29, respectively. We anticipate future net income or losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, and interest expense based on our level and costs of current and future borrowings.

Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015

Revenues. Revenues increased to $81.9 million for the year ended December 31, 2016 from $69.1 million for the year ended December 31, 2015 primarily due to an increase in timber sales revenue of $12.2 million and an increase in timberland sales revenue of $0.7 million, offset by a decrease in other revenues of $0.1 million. Timber sales revenue increased by 23%, mainly due to an increase in harvest volume as a result of incremental harvest on properties acquired in 2016. During the year ended December 31, 2016, we generated $9.2 million of timber sales revenue from properties acquired during the year, predominantly driven by harvest in South Carolina.

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

Timberland sales revenue increased due to selling more acres in 2016. Our average sales price per acre on timberland sales decreased in 2016 compared to 2015 as we retained the harvest rights to approximately 113,000 tons of merchantable timber on the acreage sold, which had a book value of $2.6 million. Other revenues decreased due to our receipt of $0.5 million in easement income during 2015, offset by having more acreage under recreational leases due to the growth of our timberland portfolio.

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

Forestry management fees increased to $6.1 million for the year ended December 31, 2016 from $4.5 million for the year ended December 31, 2015. Of the $1.6 million increase, $0.8 million was attributable to increased forestry management fees to our forest managers as a result of the growth of our timberland portfolio and increases in net timber revenue. The remaining $0.8 million was attributable to higher cash and non-cash compensation costs for our forest management staff due to increases in headcount as well incremental stock-based compensation costs.

General and administrative expenses increased to $9.3 million for the year ended December 31, 2016 from $7.7 million for the year ended December 31, 2015, primarily due to an increase in non-cash compensation costs as well as expenses related to corporate initiatives, including $1.3 million spent in pursuit of potential acquisitions.

Interest expense. Interest expense increased to $6.7 million for the year ended December 31, 2016 from $3.6 million for the year ended December 31, 2015, primarily due to a higher average debt balance through the period and higher interest rates, offset by an increase in accrued patronage refunds of $1.1 million. Our interest rates increased in 2016 due to increases in LIBOR rates and a higher applicable LIBOR margin under the 2014 Amended Credit Agreement.

Net loss. Our net loss increased to $11.1 million for the year ended December 31, 2016 from $8.4 million for the year ended December 31, 2015 due to a $3.1 million increase in our interest expense, partially offset by a $0.4 million decrease in our operating loss. Our net loss per share for the years ended December 31, 2016 and 2015 was $0.29 and $0.21, respectively.

Index to Consolidated Financial Statements

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance and ability to satisfy lender requirements. EBITDA is a non-GAAP measure of operating performance. EBITDA is defined by the SEC as earnings before interest, taxes, depreciation and amortization; however, we have excluded certain other expenses which we believe are not indicative of the ongoing operating results of our timberland portfolio, and we refer to this measure as Adjusted EBITDA (see the reconciliation table below). As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Due to the significant amount of timber assets subject to depletion and the significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial performance. By providing this non-GAAP financial measure, together with the reconciliation below, we believe we are enhancing investors’ understanding of our business and our ongoing results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income, cash from operations, or other financial statement data presented in our consolidated financial statements as indicators of our operating performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted EBITDA does not reflect our capital expenditures, or our future requirements for capital expenditures;

•	Adjusted EBITDA does not reflect changes in, or our interest expense or the cash requirements necessary to service interest or principal payments on, our debt; and

•	Although depletion is a non-cash charge, we will incur expenses to replace the timber being depleted in the future, and Adjusted EBITDA does not reflect all cash requirements for such expenses.

Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Our credit agreement contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments. We further believe that our presentation of this non-GAAP financial measurement provides information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business.

For the year ended December 31, 2017, Adjusted EBITDA was $42.0 million, a $5.2 million increase from the year ended December 31, 2016, primarily due to a $2.4 million increase in revenue from timberland sales, $2.0 million generated by the Dawsonville Bluffs Joint Venture and a $1.1 million increase in net timber sales.

Our reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2017, 2016, and 2015 follows:

Index to Consolidated Financial Statements

(in thousands)	2017	2016	2015
Net loss	$(13,510)	$(11,070)	$(8,387)
Add:
Depletion	29,035	28,897	27,091
Basis of timberland sold, lease terminations and other (1)	10,112	10,089	8,886
Amortization (2)	1,270	1,093	765
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (3)	865	—	—
Stock-based compensation expense	2,786	1,724	889
Interest expense (2)	10,093	5,753	2,924
Other (4)	1,319	322	111
Adjusted EBITDA	$41,970	$36,808	$32,279

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

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

(4)
Includes certain cash expenses that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and we have operated as such beginning with our taxable year ended December 31, 2009. To qualify to be taxed as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify to be taxed as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for that year and for the four years following the year during which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Inflation

Our timber agreements provide that we will sell specified amounts of timber at prices subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation; however, we have not noticed a significant impact from inflation on our revenues, net sales, or income from continuing operations. See Item 1 – Business for additional information regarding the material terms of our timber agreements.

Critical Accounting Estimates
Our accounting policies have been established to conform to GAAP and are disclosed in Note 2 of our accompanying consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, using management's best judgment, in the application of accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s estimates and assumptions or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues, and expenses would have been recorded, thus resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates and assumptions that may impact comparability of our results of operations to those of companies in similar businesses.
The following discussion addresses our most critical accounting estimates, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of significant assumptions or complex estimates.
Timber Assets
Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated amortization. We capitalize timber and timberland purchases. Reforestation costs, including all costs associated with stand establishment, such as site preparation, cost of seedlings, fertilization, and herbicide application, are capitalized and tracked as premerchantable timber assets by vintage year. Annually, capitalized reforestation costs for timber that has reached a merchantable age are reclassified into merchantable timber inventory and are depleted as harvested. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
Depletion
We recognize depletion expense as timber is harvested using the straight-line method. Depletion rates are established at least annually by dividing the remaining merchantable inventory book value by current merchantable timber inventory volume. We changed the depletion method on our long-term timber from the normalized depletion method to the straight-line method effective January 1, 2015. We believe that the straight-line method is preferable as it is based on the actual costs recorded and actual merchantable timber volume as of the date that the depletion rates are determined.

Index to Consolidated Financial Statements

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
Revenue Recognition
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Prior to the adoption, revenue from the sale of timber was recognized when the following criteria were met: (i) persuasive evidence of an agreement existed, (ii) legal ownership and the risk of loss were transferred to the purchaser, (iii) price and quantity were determinable, and (iv) collectibility was reasonably assured. Beginning January 1, 2018, we will recognize revenue from the sales of timber when the following criteria are met: (i) persuasive evidence of a contract with customer exists, (ii) identifiable performance obligations under the contract exists, (iii) price and quantity are determinable for each performance obligation, (iv) transaction price is allocated to each performance obligation, and (v) legal ownership and the risk of loss are transferred to the purchaser for each performance obligation.

Our primary sources of revenue are generally recognized as follows:

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 – Commitments and Contingencies of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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
Subsequent Events
See Note 15 – Subsequent Events of our accompanying consolidated financial statements for details of events and transactions occurring after the year ended December 31, 2017.

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

As of December 31, 2017, the outstanding balance of the 2017 Amended Credit Agreement was $337.6 million, $100.0 million of which was outstanding under the Term Loan A-1, $118.8 million of which was outstanding under the Term Loan A-2 and another $118.8 million of which was outstanding under the Term Loan A-3. The Term Loan A-1 matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, the Term Loan A-2 matures on December 1, 2026 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.9%, and the Term Loan A-3 matures on December 1, 2027 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 2.0%.

On December 24, 2014, we entered into an interest rate swap (the "2014 Rabobank Swap") with a notional amount of $35.0 million, which became effective on December 23, 2014. On August 11, 2016, we entered into an interest rate swap (the "2016 Rabobank Swap") with a notional amount of $45.0 million, which became effective on August 23, 2016. During the first quarter of 2017, we entered into three separate interest rate swaps with Rabobank with a notional amount of $20.0 million and $50.0 million (collectively, the "2017 Rabobank Swaps").

Index to Consolidated Financial Statements

As of December 31, 2017, CatchMark Timber Trust had five outstanding interest rate swaps with terms below:

(dollars in thousands)	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2014 Rabobank Swap	12/23/2014	12/23/2024	2.395%	one-month LIBOR	$35,000
2016 Rabobank Swap	8/23/2016	12/23/2024	1.280%	one-month LIBOR	$45,000
2017 Rabobank Swap	3/23/2017	3/23/2024	2.330%	one-month LIBOR	$20,000
2017 Rabobank Swap	3/28/2017	3/28/2020	1.800%	one-month LIBOR	$30,000
2017 Rabobank Swap	3/28/2017	11/28/2021	2.045%	one-month LIBOR	$20,000
Total					$150,000

As of December 31, 2017, after consideration of the interest rate swaps, $187.6 million of our total debt outstanding is subject to an effectively variable interest rate while the remaining $150.0 million is subject to an effectively fixed-interest rate. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our effectively variable-rate and effectively fixed-rate debt outstanding as of December 31, 2017, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$—	$187,619	$187,619
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$150,000	$150,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	—%	3.53%	3.53%
Effectively fixed-rate debt	—%	—%	—%	—%	—%	3.69%	3.69%

As of December 31, 2017, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.60%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.9 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of the 2017 Amended Credit Agreement and acquisition of timberland properties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2017, 2016, or 2015.

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

Index to Consolidated Financial Statements

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
Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2017. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management believes that, as of December 31, 2017, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

Deloitte & Touche LLP, an independent registered public accounting firm and the auditor of our consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 and issued an attestation report. The report appears on page F-3 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

Index to Consolidated Financial Statements

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") with the SEC, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is information regarding our executive officers as of the date of this report.

Name	Age	Position(s)
Jerry Barag	59	Chief Executive Officer, President and Director
Brian M. Davis	48	Senior Vice President, Chief Financial Officer, and Assistant Secretary
John F. Rasor	74	Chief Operating Officer and Secretary

Jerry Barag has served as our Chief Executive Officer and President since our transition to self-management in October 2013 and became a director in December 2013. Mr. Barag served as a consultant to us from August 2013 to his appointment as our Chief Executive Officer and President. Mr. Barag brings over 30 years of real estate, timberland and investment experience, including expertise in acquisitions, divestitures, asset management, property management and financing. From September 2011 to our transition to self-management, Mr. Barag has served as a Principal with Mr. Rasor of TimberStar Advisors, an Atlanta-based timberland investment consulting firm, where he specialized in acquiring and managing timberlands in the United States. From 2004 to September 2011, he served as Managing Director of TimberStar Operating Partnership, a timberland investment joint venture among himself, our Chief Operating Officer and Secretary John F. Rasor, iStar Financial, Inc. and other institutional investors. While at TimberStar, he oversaw the acquisition of over $1.4 billion of timberlands in Arkansas, Louisiana, Maine and Texas. From 2003 to 2004, he served as Chief Investment Officer of TimberVest, LLC, or TimberVest, an investment manager specializing in timberland investment planning. Prior to joining TimberVest, Mr. Barag served as Chief Investment Officer and Chairman of the Investment Committees for Lend Lease, a subsidiary of Lend Lease Corp., a construction, development and real estate investment management advisory company traded on the Australian Securities Exchange. Mr. Barag received his Bachelor of Science from The University of Pennsylvania, Wharton School.

Brian M. Davis has served as our Senior Vice President and Chief Financial Officer since March 2013 and as our Assistant Secretary since August 2013. Mr. Davis served as our Treasurer from October 2013 to February 2018. Mr. Davis served as Senior Vice President and Chief Financial Officer of Wells Timberland Investment Management Organization ("Wells TIMO") from March 2009 until our transition to self-management in October 2013 and as Vice President from October 2007 through March 2009. From March 2013 to September 2013, he was Senior Vice President and Chief Financial Officer of Wells Core Office Income REIT, Inc. ("Wells Core"). From February 2012 to September 2013, Mr. Davis served as the Chief of Strategic Product Management for Wells Real Estate Funds ("Wells REF") with responsibility for the strategic planning, development and leadership of the corporate finance organization. In addition, Mr. Davis served as Senior Vice President of Wells Capital, Inc. ("Wells Capital") from February 2013 to September 2013. From 2000 until joining Wells Real Estate Funds ("Wells REF") in 2007, Mr. Davis worked at Atlanta-based SunTrust Bank ("SunTrust"), where he held various positions delivering capital market solutions – advisory, capital raising, and risk management – to public and private companies. Mr. Davis previously served with CoBank of Denver, Colorado, as Capital Markets Officer from 1998 to 2000 and with SunTrust as Portfolio Manager for the AgriFoods Specialty Lending Group from 1994 to 1998. Mr. Davis received his Bachelor of Business Administration and Master of Business Administration from Ohio University.

John F. Rasor has served as our Chief Operating Officer and Secretary since our transition to self-management in October 2013 and a director from December 2013 to December 2017. Mr. Rasor served as a consultant to us from August 2013 to his appointment as our Chief Operating Officer and Secretary. Mr. Rasor brings over 45 years of experience in the timberland and forest products industries, including expertise in manufacturing, fiber procurement and log merchandising, sales and distribution. From September 2011 to our transition to self-management, Mr. Rasor

Index to Consolidated Financial Statements

served with Mr. Barag as a Principal of TimberStar Advisors. From 2004 to September 2011, he served as Managing Director of TimberStar Operating Partnership. During his 40-year career with Georgia-Pacific Corporation ("Georgia Pacific"), Mr. Rasor served as an Executive Vice President from 1996 to 2003, where he was responsible for all of Georgia-Pacific’s timberland and the procurement of all the wood and fiber needed to operate Georgia-Pacific’s mills. He also played a key role in the separation of Georgia-Pacific’s timberland assets into a separate operating entity in 1997 that subsequently merged with Plum Creek Timber Company, Inc. in 2001. Following the separation of Georgia Pacific’s timberland assets, Mr. Rasor assumed responsibility for several of Georgia Pacific’s building products business units and staff positions in addition to serving as a member of the Executive Management Committee of the company. Mr. Rasor attended Willamette University and the University of Oregon.

The other information required by this Item is incorporated by reference from the following sections of our 2018 Proxy Statement:

•	"Your Board of Directors — Proposal No. 1: Election of Directors — Director Nominees,"

•	"Your Board of Directors — Board Committees — Audit Committee."

•	"Stock Ownership", and

•	"Corporate Governance — Code of Business Conduct and Ethics."

ITEM 11    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the following sections of our 2018 Proxy Statement:

•	"Executive Compensation — Report of the Compensation Committee,"

•	"Executive Compensation — Compensation Discussion and Analysis," and

•	"Exectuvie Compensation — Summary of Executive Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the following sections of our 2018 Proxy Statement:

•	"Executive Compensation — Summary of Executive Compensation," and

•	"Stock Ownership."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the following sections of our 2018 Proxy Statement:

•	"Corporate Governance — Related Person Transactions Policy," and

•	"Corporate Governance — Director Independence."
ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

Index to Consolidated Financial Statements

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)      1. Below is a list of the financial statements filed herewith.

2. All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.
3. The Exhibits listed below are provided in response to Item 601 of Regulation S-K. Exhibits not filed or furnished herewith are incorporated by reference to exhibits previously filed with the SEC. Our Current, Quarterly, and Annual Reports are filed with the SEC under File No. 001-36239. Our Registration Statements have the file numbers noted wherever such registration statements are identified in the following list of exhibits. We will furnish a copy of any exhibit to stockholders without charge upon written request to Investor Relations.

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

10.2+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (Effective January 1, 2014) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 19, 2014)

10.3+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (as amended and restated on July 30, 2015) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 2, 2015)

10.4+
Form of 2013 Performance-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 13, 2014 (the “2013 Form 10-K”))

10.5+
Form of Service-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.74 to the 2013 Form 10-K)

10.6+
Form of Restricted Stock Unit Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.73 to the 2013 Form 10-K)

10.7+
Form of 2015 Performance-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016 (the "2015 Form 10-K"))

10.8+
Form of Performance-Based Restricted Stock Unit Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 8, 2016 (the “2016 Second Quarter 10-Q”))

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

10.13
Amendment Agreement entered into with respect to the Fifth Amended and Restated Credit Agreement, dated as of December 1, 2017, amount CatchMark Timber Operating Partnership, L.P., as borrower thereunder, the other loan parties thereto from time to time, CoBank, ACB, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 7, 2017 (the "December 7, 2017 8-K", and Exhibit 10.1 to the Current Report on Form 8-K/A filed on January 5, 2018 (the "January 5, 2018 Form 8-K/A)

10.14
Third Amended and Restated Security Agreement, dated as of December 23, 2014, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC and CatchMark Texas Timberlands, L.P. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 30, 2014 (the “December 30, 2014 Form 8-K”))

10.15
Third Amended and Restated Security Agreement, dated as of December 23, 2014, made by CatchMark Timber Trust, Inc. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.3 to the December 30, 2014 Form 8-K)

10.16
Third Amended and Restated Pledge Agreement, dated as of December 23, 2014, made by CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC and CatchMark Texas Timberlands, L.P. in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.4 to the December 30, 2014 Form 8-K)

10.17
Joinder Agreement, dated as of November 20, 2015, by and among CatchMark Timber Operating Partnership, L.P., CatchMark Southern Timberlands II, L.P., CatchMark Southern Holdings II GP, LLC, CatchMark South Carolina Timberlands, LLC, the other loan parties to the Fourth Amended and Restated Credit Agreement, as amended, and CoBank, ACB (incorporated by reference to Exhibit 10.17 to the 2016 Form 10-K)

10.18
Purchase and Sale Agreement, by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.1.1 to the 2016 Second Quarter 10-Q)

10.19
First Amendment to Purchase and Sale Agreement, by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, made effective as of April 27, 2016 (incorporated by reference to Exhibit 10.1.2 to the 2016 Second Quarter 10-Q)

10.20
Second Amendment to Purchase and Sale Agreement, by and between FIATP SSF Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, entered into and made effective as of June 2, 2016 (incorporated by reference to Exhibit 10.1.3 to the 2016 Second Quarter 10-Q)

10.21
Purchase and Sale Agreement, by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.2.1 to the 2016 Second Quarter 10-Q)

10.22
First Amendment to Purchase and Sale Agreement, by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, made effective as of April 27, 2016 (incorporated by reference to Exhibit 10.2.2. to the 2016 Second Quarter 10-Q)

Exhibit Number	Description

10.23
Second Amendment to Purchase and Sale Agreement, by and between FIATP Timber LLC, a Delaware limited liability company, and CatchMark Timber Trust, Inc., a Maryland corporation, dated as of April 27, 2016, entered into and made effective as of June 2, 2016 (incorporated by reference to Exhibit 10.2.3 to the 2016 Second Quarter 10-Q)

10.24	CatchMark Timber Trust, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.1 to the 2017 Second Quarter 10-Q)

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

(b)        See (a) 3 above.
(c)        See (a) 2 above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of March 2018.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	March 1, 2018	By:	/s/ JERRY BARAG
Jerry Barag President, Chief Executive Officer, and Director

Signature	Title	Date

/S/ JERRY BARAG	President, Chief Executive Officer, and Director	March 1, 2018
Jerry Barag

/S/ BRIAN M. DAVIS	Senior Vice President, Chief Financial Officer,	March 1, 2018
Brian M. Davis	Assistant Secretary, and
Principal Accounting Officer

/S/ JOHN F. RASOR	Chief Operating Officer and Secretary	March 1, 2018
John F. Rasor

/S/ WILLIS J. POTTS, JR.	Chairman of the Board	March 1, 2018
Willis J. Potts, Jr.

/S/ DONALD S. MOSS	Independent Director	March 1, 2018
Donald S. Moss

/S/ DOUGLAS D. RUBENSTEIN	Independent Director	March 1, 2018
Douglas D. Rubenstein

/S/ HENRY G. ZIGTEMA	Independent Director	March 1, 2018
Henry G. Zigtema

/S/ PAUL S. FISHER	Independent Director	March 1, 2018
Paul S. Fisher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CatchMark Timber Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Atlanta, GA
March 1, 2018

We have served as the Company’s auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of CatchMark Timber Trust, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CatchMark Timber Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

Atlanta, GA
March 1, 2018

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$7,805	$9,108
Accounts receivable	4,575	3,882
Prepaid expenses and other assets	5,436	4,815
Deferred financing costs	403	313
Timber assets (Note 3):
Timber and timberlands, net	710,246	691,687
Intangible lease assets, less accumulated amortization of $941 and $938 as of December 31, 2017 and 2016, respectively	16	19
Investment in unconsolidated joint venture (Note 4)	$11,677	—
Total assets	$740,158	$709,824

Liabilities:
Accounts payable and accrued expenses	$4,721	$4,393
Other liabilities	2,969	3,610
Notes payable and lines of credit, less net deferred financing costs (Note 5)	330,088	320,751
Total liabilities	337,778	328,754

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 shares authorized; 43,425 and 38,797 shares issued and outstanding as of December 31, 2017 and 2016, respectively	434	388
Additional paid-in capital	661,222	605,728
Accumulated deficit and distributions	(261,652)	(226,793)
Accumulated other comprehensive income	2,376	1,747
Total stockholders’ equity	402,380	381,070
Total liabilities and stockholders’ equity	$740,158	$709,824
See accompanying notes.

Index to Consolidated Financial Statements

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Timber sales	$71,353	$65,035	$52,837
Timberland sales	14,768	12,515	11,845
Other revenues	5,174	4,305	4,440
	91,295	81,855	69,122
Expenses:
Contract logging and hauling costs	31,108	25,918	19,911
Depletion	29,035	28,897	27,091
Cost of timberland sales	10,423	10,405	9,747
Forestry management expenses	6,758	6,092	4,495
General and administrative expenses	11,660	9,309	7,667
Land rent expense	621	625	736
Other operating expenses	5,264	5,017	4,295
	94,869	86,263	73,942
Operating loss	(3,574)	(4,408)	(4,820)

Other income (expense):
Interest income	113	44	6
Interest expense	(11,187)	(6,706)	(3,573)
	(11,074)	(6,662)	(3,567)

Net loss before unconsolidated joint venture	(14,648)	(11,070)	(8,387)
Income from unconsolidated joint venture	1,138	—	—
Net loss	$(13,510)	$(11,070)	$(8,387)

Weighted-average common shares outstanding —basic and diluted	39,751	38,830	39,348

Net loss per share - basic and diluted	$(0.34)	$(0.29)	$(0.21)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(13,510)	$(11,070)	$(8,387)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	629	3,167	(564)
Comprehensive loss	$(12,881)	$(7,903)	$(8,951)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for per-share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	36,193	$362	3,164	$32	$612,518	$(167,364)	$(856)	$444,692
Issuance of common stock pursuant to:
LTIP, net of amounts withheld for income taxes	202	2	—	—	889	—	$—	891
Conversion to Class A Shares	3,164	32	(3,164)	(32)	—	—	$—	—
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(19,590)	$—	(19,590)
Repurchase of common stock	(584)	(6)	—	—	(5,998)	—	$—	(6,004)
Net loss	—	—	—	—	—	(8,387)	—	(8,387)
Other comprehensive loss	—	—	—	—	—	—	(564)	(564)
Balance, December 31, 2015	38,975	$390	—	$—	$607,409	$(195,341)	$(1,420)	$411,038
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	131	1	—	—	1,524	—	—	1,525
Dividends on common stock ($0.53 per share)	—	—	—	—	—	(20,382)	—	(20,382)
Repurchase of common stock	(309)	(3)	—	—	(3,205)	—	—	(3,208)
Net loss	—	—	—	—	—	(11,070)	—	(11,070)
Other comprehensive income	—	—	—	—	—	—	3,167	3,167
Balance, December 31, 2016	38,797	$388	—	$—	$605,728	$(226,793)	$1,747	$381,070
Issuance of common stock pursuant to:
Follow-on equity offering	4,600	46	—	—	56,764	—	—	56,810
LTIP, net of forfeitures and amounts withheld for income taxes	125	1	—	—	2,474	—	—	2,475
Stock issuance cost	—	—	—	—	(2,709)	—	—	(2,709)
Dividends on common stock ($0.54 per share)	—	—	—	—	—	(21,349)	—	(21,349)
Repurchase of common stock	(97)	(1)	—	—	(1,035)	—	—	(1,036)
Net loss	—	—	—	—	—	(13,510)	—	(13,510)
Other comprehensive income	—	—	—	—	—	—	629	629
Balance, December 31, 2017	43,425	$434	—	$—	$661,222	$(261,652)	$2,376	$402,380
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(13,510)	$(11,070)	$(8,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	29,035	28,897	27,091
Basis of timberland sold, lease terminations and other	10,112	10,089	8,886
Stock-based compensation expense	2,786	1,724	889
Noncash interest expense	1,094	954	648
Other amortization	176	139	117
Income from unconsolidated joint venture	(1,138)	—	—
Changes in assets and liabilities:
Accounts receivable	(1,208)	(1,201)	(1,764)
Prepaid expenses and other assets	160	(224)	187
Accounts payable and accrued expenses	279	1,141	985
Other liabilities	(367)	400	(158)
Net cash provided by operating activities	27,419	30,849	28,494

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	(52,260)	(141,570)	(75,793)
Capital expenditures (excluding timberland acquisitions)	(5,617)	(3,195)	(2,668)
Investment in unconsolidated joint venture	(10,539)	—	—
Net cash used in investing activities	(68,416)	(144,765)	(78,461)

Cash Flows from Financing Activities:
Proceeds from notes payable	304,119	143,500	67,500
Repayment of notes payable	(292,156)	(2,846)	(498)
Financing costs paid	(3,674)	(1,866)	(781)
Issuance of common stock	56,810	—	—
Dividends paid to common stockholders	(21,349)	(20,382)	(19,590)
Repurchase of common shares under the share repurchase program	(1,036)	(3,208)	(6,004)
Repurchase of common shares for minimum tax withholdings	(311)	(199)	—
Other offering costs paid	(2,709)	—	—
Net cash provided by financing activities	39,694	114,999	40,627
Net increase (decrease) in cash and cash equivalents	(1,303)	1,083	(9,340)
Cash and cash equivalents, beginning of period	9,108	8,025	17,365
Cash and cash equivalents, end of period	$7,805	$9,108	$8,025

See accompanying notes.

Index to Consolidated Financial Statements

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016, AND 2015

1.	Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and owns the remaining 0.01% of its common partnership units. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation, was formed as a wholly owned subsidiary of CatchMark Timber OP in 2006. Unless otherwise noted, references herein to CatchMark Timber Trust shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

Accounts Receivable

Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2017, a $46,000 allowance was provided against accounts receivable. No allowance was provided as of December 31, 2016. As of December 31, 2017 and 2016, accounts receivable balance included $2.7 million and $2.3 million of estimated patronage refunds due from CoBank, respectively (see Note 5 – Notes Payable and Lines of Credit for further information regarding patronage refunds).

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of fair value of interest rate swaps, earnest money, equity in patronage banks, prepaid insurance, prepaid rent, operating costs, fixed assets, and deferred costs associated with pending acquisitions. Prepaid expenses are expensed over the applicable usage period or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Deferred financing costs relating to term loans and multi-draw term facility are presented as a direct deduction from the carrying amount of the related debt liability on the accompanying consolidated balance sheets and costs associated with the revolving credit facility are presented as an asset on the accompanying consolidated balance sheets.
For further information regarding CatchMark Timber Trust's credit agreements, outstanding balance of debt and associated deferred financing costs, please refer to Note 5– Notes Payable and Lines of Credit. CatchMark Timber Trust recognized amortization of deferred financing costs for the years ended December 31, 2017, 2016, and 2015 of approximately $1.0 million, $0.9 million, and $0.6 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
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

Index to Consolidated Financial Statements

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
Depletion
CatchMark Timber Trust recognizes depletion expense as timber is harvested using the straight-line method. Depletion rates are established at least annually by dividing the remaining merchantable inventory book value by current merchantable timber inventory volume. CatchMark Timber Trust changed the depletion method on its long-term timber from normalized depletion method to the straight-line method effective January 1, 2015. Management believes that the straight-line method is preferable as it is based on the actual costs recorded and actual merchantable timber volume as of the date that the depletion rates are determined. The straight-line method is less reliant on subjective and complex estimates of future costs and expected timber growth that were involved in the normalized depletion method. In accordance with ASC 250, CatchMark Timber Trust determined that the change in depletion method was a change in accounting estimate effected by a change in accounting principle, and accordingly, the straight-line method was applied on a prospective basis.

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
Intangible Lease Assets
In-place ground leases with CatchMark Timber Trust as the lessee have value associated with effective contractual rental rates that are below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-

Index to Consolidated Financial Statements

place lease, measured over a period equal to the remaining terms of the leases. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases.
Investment in Unconsolidated Joint Venture
For joint ventures that it does not control but exercises significant influence, CatchMark Timber Trust uses the equity method of accounting. CatchMark Timber Trust's judgment about its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision making process, to replace CatchMark Timber Trust as manager, and/or to liquidate the venture. Under the equity method, the investment in a joint venture is recorded at cost and adjusted for equity in earnings and cash contributions and distributions. Income or loss and cash distributions from an unconsolidated joint venture are allocated according to the provisions of the respective joint venture agreement, which may be different from its stated ownership percentage. Any difference between the carrying amount of these investments on CatchMark Timber Trust’s balance sheets and the underlying equity in net assets on the joint venture’s balance sheets is adjusted as the related underlying assets are depreciated, amortized, or sold.

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

Fair Value of Debt Instruments
CatchMark Timber Trust applied the provisions of the accounting standard for fair value measurements and disclosures in estimations of fair value of its debt instruments based on Level 2 assumptions. The fair value of the outstanding notes payable was estimated based on discounted cash flow analysis using the current observable market borrowing rates for similar types of borrowing arrangements as of the measurement date. The discounted cash flow method of assessing fair value results in a general approximation of book value, and such value may never actually be realized.
Common Stock
The par value of CatchMark Timber Trust’s issued and outstanding shares of common stock is recorded as common stock. The remaining gross proceeds, net of offering costs, are recorded as additional paid-in capital.
Interest Rate Swaps

CatchMark Timber Trust has entered into interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. CatchMark Timber Trust does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of hedges, if any, are recognized in current earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swap in the consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.

Index to Consolidated Financial Statements

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

Revenue Recognition
Effective January 1, 2018, CatchMark Timber Trust adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Prior to the adoption, CatchMark Timber Trust's revenue from the sale of timber was recognized when the following criteria were met: (i) persuasive evidence of an agreement existed, (ii) legal ownership and the risk of loss were transferred to the purchaser, (iii) price and quantity were determinable, and (iv) collectibility was reasonably assured. Beginning January 1, 2018, CatchMark Timber Trust’s revenue from the sales of timber will be recognized when the following criteria are met: (i) persuasive evidence of a contract with customer exists, (ii) identifiable performance obligations under the contract exists, (iii) price and quantity are determinable for each performance obligation, (iv) transaction price is allocated to each performance obligation, and (v) legal ownership and the risk of loss are transferred to the purchaser for each performance obligation.

CatchMark Timber Trust’s primary sources of revenue are generally recognized as follows:

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

Stock-based Compensation
CatchMark Timber Trust issues equity-based awards to its independent directors and employees pursuant to its LTIP. Stock-based compensation is measured by the fair value of the respective award on the date of grant or modification. Expenses are recognized over the requisite service period of each award and reported as either forestry management expenses or as general and administrative expenses. See Note 10 – Stock-based Compensation for more information.

Earnings Per Share

Basic earnings (loss) per share is calculated as net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share equals basic earnings per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. Basic and diluted earnings (loss) per share were the same for all periods presented. For the year ended December 31, 2017, CatchMark Timber Trust excluded the impact of the RSUs outstanding from the weighted-average shares outstanding calculation, as their impact was anti-dilutive. If these securities were not anti-dilutive, weighted-average shares outstanding would be 81,000 shares higher than reported.

Index to Consolidated Financial Statements

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

CatchMark Timber Trust has elected to treat CatchMark TRS as a taxable REIT subsidiary. CatchMark Timber Trust may perform certain non-customary services, including real estate or non-real-estate related services, through CatchMark TRS. Earnings from services performed through CatchMark TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes. In addition, for CatchMark Timber Trust to continue to qualify to be taxed as a REIT, CatchMark Timber Trust’s investment in CatchMark TRS and any other TRSs may not exceed 25% (20% for taxable years beginning after December 31, 2017) of the value of the total assets of CatchMark Timber Trust.

Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expense or benefit is recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized. No provision for federal income taxes has been made in the accompanying consolidated financial statements, other than the provision relating to CatchMark TRS, as CatchMark Timber Trust did not generate taxable income for the periods presented. See Note 12 – Income Taxes for more information.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration for those goods or services. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (Topic 606), is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. CatchMark Timber Trust will adopt ASU 2014-09 in our consolidated financial statements on January 1, 2018. The adoption of ASU 2014-09 did not have a material effect on CatchMark Timber Trust's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases

Index to Consolidated Financial Statements

with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, to address concerns about the costs and complexity of complying with the transition provision of the new lease requirements under ASU 2016-02. The amendments in ASU 2018-01 permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 its land easements that exist or expired before its adoption of Topic 842 that were not previously accounted for as leases under Topic 840. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees classified as capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. CatchMark Timber Trust does not expect the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award requires an entity to apply modification accounting under Topic 718. This update clarifies the definition of “modification of terms and conditions” in order to reduce the diversity in practice, the cost and complexity when applying Topic 718. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the changes to an award’s terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption did not have an impact on CatchMark Timber Trust’s consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging. The amendments in this update are to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application

Index to Consolidated Financial Statements

of hedge accounting by preparers. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any interim period after issuance of ASU 2017-12. CatchMark Timber Trust does not expect it to have a material impact on its consolidated financial statements.

3.	Timber Assets

As of December 31, 2017 and 2016, timber and timberlands consisted of the following, respectively:

(in thousands)	As of December 31, 2017
	Gross	Accumulated Depletion or Amortization	Net
Timber	$332,253	$29,035	$303,218
Timberlands	406,284	—	406,284
Mainline roads	1,349	604	744
Timber and timberlands	$739,886	$29,639	$710,246

(in thousands)	As of December 31, 2016
	Gross	Accumulated Depletion or Amortization	Net
Timber	$324,796	$28,897	$295,899
Timberlands	395,348	—	395,348
Mainline roads	935	495	440
Timber and timberlands	$721,079	$29,392	$691,687

Timberland Acquisitions

During the years ended December 31, 2017, 2016 and 2015, CatchMark Timber Trust acquired approximately 19,600 acres, 81,900 acres and 42,900 acres of timberland, respectively, for approximately $51.6 million, $141.0 million and $73.3 million, respectively, excluding closing costs. A detailed breakout of acreage acquired by state is listed below:

Acres Acquired In:	2017	2016 (1)	2015
Alabama	—	4,500	—
Florida	—	—	—
Georgia	15,000	13,500	9,900
Louisiana	—	—	300
North Carolina	—	—	1,600
South Carolina	4,600	63,900	12,500
Tennessee	—	—	300
Texas	—	—	18,300
Total	19,600	81,900	42,900
(1) Includes 8,300 acres of leasehold interest acquired in Georgia.

Timberland Sales

During the years ended December 31, 2017, 2016 and 2015, CatchMark Timber Trust sold approximately 7,700 acres, 7,300 acres, and 6,400 acres of timberland, respectively, for approximately $14.8 million, $12.5 million, and $11.8

Index to Consolidated Financial Statements

million, respectively. CatchMark Timber Trust’s cost basis in the timberland sold was approximately $9.9 million, $9.7 million, and $8.9 million respectively. A detailed breakout of land sale acreage by state is listed below:

Acres Sold In:	2017	2016	2015
Alabama	2,300	600	3,000
Georgia	5,000	6,100	2,200
Florida	—	600	—
Louisiana	400	—	—
Texas	—	—	1,200
Total	7,700	7,300	6,400

Current Timberland Portfolio

As of December 31, 2017, CatchMark Timber Trust directly owned interests in approximately 510,300 acres of timberlands in the U.S. South, approximately 479,400 acres of which were held in fee-simple interests and approximately 30,900 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

Acres by state as of December 31, 2017	Fee	Lease	Total
Alabama	74,400	5,600	80,000
Florida	2,000	—	2,000
Georgia	263,600	25,300	288,900
Louisiana	20,900	—	20,900
North Carolina	1,600	—	1,600
South Carolina	81,000	—	81,000
Tennessee	300	—	300
Texas	35,600	—	35,600
Total:	479,400	30,900	510,300

4. Unconsolidated Joint Venture

On April 25, 2017, CatchMark Timber Trust entered into a joint venture (the “Dawsonville Bluffs Joint Venture”) that acquired a portfolio of 11,000 acres of commercial timberlands located in North Georgia for an aggregate purchase price of $20.0 million, exclusive of transaction costs. CatchMark Timber Trust owns a 50% membership interest in the Dawsonville Bluffs Joint Venture and MPERS owns the remaining 50% interest. CatchMark Timber Trust shares substantive participation rights with MPERS, including management selection and termination, and the approval of material operating and capital decisions and, as such, uses the equity method of accounting to record its investment. Income or loss and cash distributions are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Dawsonville Bluffs Joint Venture.

Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

As of December 31, 2017
Total Assets	$24,014
Total Liabilities	$660
Total Equity	$23,354
CatchMark Timber Trust’s investment	$11,677

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

Index to Consolidated Financial Statements

From Inception through December 31, 2017
Total Revenues	$4,886
Net Income	$2,275
CatchMark Timber Trust's share	$1,138

CatchMark Timber Trust serves as the sole manager of the Dawsonville Bluffs Joint Venture, whereby it manages the day-to-day operations of the business, subject to certain major decisions that require the prior consent of MPERS, in exchange for a management fee. Such management fees are included in other revenues on the accompanying consolidated statement of operations.

5.	Notes Payable and Lines of Credit

As of December 31, 2017 and 2016, CatchMark Timber Trust had the following debt balances outstanding (in thousands):

	Maturity Date			Outstanding Balance As of December 31,
Credit Facility		Interest Rate (1)	Interest Rate(2)	2017	2016
Term Loan A-1	12/23/2024	LIBOR + 1.75%	3.30%	$100,000	$100,000
Term Loan A-2	12/01/2026	LIBOR + 1.90%	3.46%	118,809	—
Term Loan A-3	12/01/2027	LIBOR + 2.00%	3.56%	118,810	—
Multi-Draw Term Facility	12/01/2024	LIBOR + 2.00%	2.99%	—	225,656
Total Principal Balance				$337,619	$325,656
Less: Net Unamortized Deferred Financing Costs (1)				$(7,531)	$(4,905)
Total				$330,088	$320,751

(1)	The applicable LIBOR margin on the 2017 Multi-Draw Term Facility ranges between 1.50% and 2.20%, depending on the LTV ratio.

(2)
Represents weighted-interest rate as of December 31, 2017, except for the Multi-Draw Term Facility, which represents weighted-interest rate as of December 31, 2016. The interest rate excludes the impact of the interest rate swaps (see Note 6 – Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

2017 Amended Credit Agreement

On December 1, 2017, CatchMark Timber Trust amended and restated its existing credit facilities by entering into a fifth amended and restated credit agreement (the “2017 Amended Credit Agreement”) with CoBank, AgFirst, Rabobank and certain other financial institutions. The 2017 Amended Credit Agreement increased the maximum amounts available for borrowing from $500.0 million to $637.6 million, consisting of the following:

•	a $35.0 million five-year revolving credit facility (the “2017 Revolving Credit Facility”);

•	a $265.0 million seven-year multi-draw term credit facility (the “2017 Multi-Draw Term Facility”);

•	a continuation of a $100.0 million ten-year term loan (the “Term Loan A-1”), all of which was outstanding under the previous credit agreement;

•	a $118.8 million nine-year term loan (the “Term Loan A-2”); and

•	a $118.8 million ten-year term loan (the “Term Loan A-3”, together with the Term Loan A-1 and Term Loan A-2, the “2017 Term Loan Facilities”).

Proceeds from Term Loan A-2 and the Term Loan A-3 were used to repay the outstanding balance of the multi-draw term facility under the previous credit agreement.

Index to Consolidated Financial Statements

As of December 31, 2017, $300.0 million remained available under the 2017 Amended Credit Agreement, $265.0 million from the 2017 Multi-Draw Term Facility and $35.0 million from the 2017 Revolving Credit Facility.

Borrowings under the 2017 Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and other general corporate purposes. The 2017 Revolving Credit Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark Timber Trust’s LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2022.

The 2017 Multi-Draw Term Facility may be used to finance timber acquisitions and associated expenses, to fund investment in joint ventures, and to reimburse payments of drafts under letters of credit. The 2017 Multi-Draw Term Facility, which is interest only until its maturity date, will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark Timber Trust’s LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2024.

CatchMark Timber Trust will pay the lenders an unused commitment fee on the unused portion of the 2017 Revolving Credit Facility and the 2017 Multi-Draw Term Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV Ratio.

Under the 2017 Amended Credit Agreement, CatchMark Timber Trust continues to be eligible to receive annual patronage refunds, which are profit distributions made by CoBank and other Farm Credit System banks. The annual patronage refund is dependent on the weighted-average debt balance for the fiscal year under the 2017 Term Loan Facilities and the 2017 Multi-Draw Term Facility, as well as the financial performance of CoBank and other Farm Credit System banks.

CatchMark Timber Trust’s obligations under the 2017 Amended Credit Agreement are collateralized by a first priority lien on the timberlands owned by CatchMark Timber Trust’s subsidiaries and substantially all of CatchMark Timber Trust’s subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation, accounts, equipment, inventory, intellectual property, bank accounts and investment property. In addition, CatchMark Timber Trust's obligations under the 2017 Amended Credit Agreement are jointly and severally guaranteed by all of CatchMark Timber Trust and its subsidiaries pursuant to the terms of the 2017 Amended Credit Agreement. CatchMark Timber Trust has also agreed to guarantee certain losses caused by certain willful acts of CatchMark Timber Trust or its subsidiaries.

2014 Amended Credit Agreement

Prior to December 1, 2017, CatchMark Timber Trust was party to an amended and restated credit agreement, which was further amended and restated as of May 13, 2016 (as amended, the “2014 Amended Credit Agreement”), with CoBank, AgFirst, Rabobank and certain other financial institutions. The 2014 Amended Credit Agreement provided for borrowing under credit facilities consisting of:

•	a $35.0 million revolving credit facility (the “2014 Revolving Credit Facility”);

•	a $365.0 million multi-draw term credit facility (the “2014 Multi-Draw Term Facility”); and

•	a $100.0 million term loan (the “2014 Term Loan Facility”, and together with the 2014 Revolving Credit Facility and the 2014 Multi-Draw Term Facility, the “2014 Amended Credit Facilities”).

Borrowings under the 2014 Revolving Credit Facility could be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and other general corporate purposes. The 2014 Revolving Credit Facility bore interest at an adjustable rate equal to a base rate

Index to Consolidated Financial Statements

plus between 0.50% and 1.50% or a LIBOR rate plus between 1.50% and 2.50%, in each case depending on CatchMark Timber Trust's LTV Ratio.

The 2014 Multi-Draw Term Facility was interest only and could be used to finance domestic timber acquisitions and associated expenses, refinance loan amounts under the 2014 Revolving Credit Facility, and purchase up to $25.0 million in CatchMark Timber Trust common stock. The 2014 Term Loan Facility was interest only and was used solely to refinance the balance outstanding under a prior credit facility.

Patronage

CatchMark Timber Trust is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. For the year ended December 31, 2017 and 2016, CatchMark Timber Trust received patronage refunds of $2.1 million and $1.2 million respectively, on its eligible borrowings under the 2014 Amended Credit Agreement. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. As of December 31, 2017 and December 31, 2016, CatchMark Timber Trust had approximately $0.8 million and $0.3 million, respectively, of equity in Patronage Banks included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

CatchMark Timber Trust has received a patronage refund on its eligible patronage loans for each year it has been party to the 2014 Amended Credit Agreement, and the eligibility remains the same under the 2017 Amended Credit Agreement. Therefore, CatchMark Timber Trust accrues patronage refunds it expects to receive in 2018 based on actual patronage refunds received as a percentage of its weighted-average debt balance. For the years ended December 31, 2017 and 2016, CatchMark Timber Trust recorded $2.7 million and $2.3 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. As of December 31, 2017 and 2016, approximately $2.7 million and $2.3 million of patronage refunds were included in accounts receivable on the consolidated balance sheets, respectively. CatchMark Timber Trust expects to receive patronage refunds on its eligible patronage loans for 2017 during the first quarter of 2018.

Debt Covenants
The 2017 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV Ratio to (i) 50% at any time prior to the last day of the fiscal quarter corresponding to the fourth anniversary of the effective date and (ii) 45% at any time thereafter;

•	requires that we maintain a FCCR of not less than 1.05:1; and

•	requires maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limits the aggregated capital expenditures not exceeding 1% of the value of the timberlands during any fiscal year

We were in compliance with the financial covenants of the 2017 Amended Credit Agreement as of December 31, 2017.

Interests Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2017, 2016 and 2015, CatchMark Timber Trust made the following cash interest payments on its borrowings (in thousands):

	2017	2016	2015
Cash paid for interest	$11,412	$7,119	$3,253

Included in the interest payments for the years ended December 31, 2017, 2016 and 2015 were unused commitment fees of $0.6 million, $0.7 million and $0.4 million, respectively. No interest paid was capitalized during the years ended December 31, 2017, 2016 and 2015.

Index to Consolidated Financial Statements

As of December 31, 2017 and 2016, the weighted-average interest rate on these borrowings, after consideration of its interest rate swaps (see Note 6 – Interest Rate Swaps), was 3.60% and 3.09%, respectively. After further consideration of the expected patronage refunds, CatchMark Timber Trust's weighted-average interest rate as of December 31, 2017 and 2016 was 2.80% and 2.19%, respectively.

As of December 31, 2017 and 2016, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark Timber Trust uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. During the first quarter of 2017, CatchMark entered into three separate interest rate swaps with Rabobank. As of December 31, 2017, CatchMark Timber Trust had five outstanding interest rate swaps with terms below:

Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	(in thousands) Notional Amount
2014 Rabobank Swap	12/23/2014	12/23/2024	2.395%	one-month LIBOR	$35,000
2016 Rabobank Swap	8/23/2016	12/23/2024	1.280%	one-month LIBOR	$45,000
2017 Rabobank Swap	3/23/2017	3/23/2024	2.330%	one-month LIBOR	$20,000
2017 Rabobank Swap	3/28/2017	3/28/2020	1.800%	one-month LIBOR	$30,000
2017 Rabobank Swap	3/28/2017	11/28/2021	2.045%	one-month LIBOR	$20,000
Total					$150,000

As of December 31, 2017, CatchMark Timber Trust's effectively fixed the interest rate on $150.0 million of its $337.6 million variable rate debt at 3.69% using interest rate swaps. All five interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark Timber Trust’s interest rate swaps measured at fair value as of December 31, 2017 and 2016:

		(in thousands) Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$2,935	$2,632
Interest rate swaps	Other liabilities	$(559)	$(885)

During the year ended December 31, 2017, CatchMark Timber Trust recognized a change in fair value of its interest rate swaps of approximately $0.6 million as other comprehensive income. During the years ended December 31, 2017, 2016, and 2015, there was no hedge ineffectiveness on the interest rate swaps required to be recognized in current earnings. During the years ended December 31, 2017, 2016, and 2015, net payments of approximately $1.0 million, $0.8 million, and $0.8 million were made under the interest rate swaps by CatchMark Timber Trust and were recorded as interest expense, respectively.

7.    Commitments and Contingencies

Mahrt Timber Agreements

Index to Consolidated Financial Statements

In connection with its acquisition of timberlands from WestRock, CatchMark Timber Trust entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly owned subsidiary of WestRock. The master stumpage agreement provides that CatchMark Timber Trust will sell specified amounts of timber and make available certain portions of our timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly market pricing adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark Timber Trust with a reliable customer for the wood products from its timberlands. For the years ended December 31, 2017, 2016, and 2015, approximately 17%, 17%, and 23%, respectively, of CatchMark Timber Trust's net timber sales revenue was derived from the Mahrt Timber Agreements.

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

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark Timber Trust pays AFM (i) a monthly management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2018, and is automatically extended for one-year periods unless written notice is provided by CatchMark Timber Trust or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

Index to Consolidated Financial Statements

Obligations under Operating Leases
CatchMark Timber Trust held leasehold interests related to the use of approximately 30,900 acres of timberland as of December 31, 2017. These operating leases have expiration dates ranging from 2019 through 2022. Approximately 27,500 acres of these leased timberlands are leased to CatchMark Timber Trust under one long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease calls for four quarterly lease payments totaling $3.10 per acre plus an annual adjustment payment based on the change in a price index as published by the U.S. Department of Labor’s Bureau of Labor Statistics from the LTC Lease’s base year of 1956. The all-in, per-lease acre rate, after considering both the quarterly and the annual adjustment payments, was $19.60 for the lease year ended May 2017, which was used to calculate the following remaining required payments under the terms of the operating leases as of December 31, 2017:

Required Payments (in thousands)
2018	$850
2019	752
2020	692
2021	493
2022	434
Thereafter	—
$3,221
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

8.Noncontrolling Interest
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
9.    Stockholders' Equity

Index to Consolidated Financial Statements

Under CatchMark Timber Trust's charter, it has authority to issue a total of 1 billion shares of capital stock. Of the total shares authorized, 900 million shares are designated as common stock with a par value of $0.01 per share and 100 million shares are designated as preferred stock.

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

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark Timber Trust may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the year ended December 31, 2017, CatchMark Timber Trust repurchased 97,469 shares of common stock for approximately $1.0 million. All common stock purchases through the end of December 2017 under the stock repurchase program were made in open-market transactions. As of December 31, 2017, CatchMark Timber Trust had 43.4 million shares of common stock outstanding and may purchase up to an additional $19.8 million under the program.

Equity Offering

On June 2, 2017, CatchMark Timber Trust filed a shelf registration statement on Form S-3 (File No. 333-218466) with the SEC (the "Shelf Registration Statement"), which was declared effective by the SEC on June 16, 2017. The Shelf Registration Statement provides CatchMark Timber Trust with future flexibility to offer, from time to time and in one or more offerings, debt securities, common stock, preferred stock, depositary shares, warrants, or any combination thereof. The terms of any such future offerings are established at the time of an offering.

On October 17, 2017, under the Shelf Registration Statement, CatchMark Timber Trust issued 4.6 million shares of its Class A common stock at a price of $12.35 per share (the “2017 Follow-On Offering”). After deducting $2.7 million in underwriting commissions and fees and other issuance costs, CatchMark Timber Trust received net proceeds of $54.2 million from the 2017 Follow-On Offering. CatchMark Timber Trust used the net proceeds from the 2017 Follow-On Offering to finance acquisitions of timberland located in South Carolina and coastal Georgia.

10.    Stock-based Compensation

Long-Term Incentive Plans

CatchMark Timber Trust's Amended and Restated 2005 Long-term Incentive Plan (the "2005 LTIP") allowed for the issuance of options, stock appreciation rights, restricted stock, RSUs, and deferred stock units of its common stock to its employees and independent directors. The 2005 LTIP provided for issuance of up to 1.3 million shares through October 25, 2023. Prior to its replacement on June 23, 2017, 406,667 shares remained for issuance under the 2005 LTIP.

On June 23, 2017, CatchMark Timber Trust's stockholders approved the 2017 Incentive Plan (the "2017 Plan"), which replaced the 2005 LTIP. The 2017 Plan allows for the award of options, stock appreciation rights, restricted stock, RSUs, deferred stock units, performance awards, other stock-based awards, or any other right or interest relating to stock or cash to the employees, directors, and consultants of CatchMark or its affiliates. The 2017 Plan provides for issuance of up to 1.8 million shares through CatchMark Timber Trust's 2027 annual stockholders meeting, or, in the case of an amendment approved by stockholders to increase the number of shares subject to the 2017 Plan, the 10th anniversary of such amendment date. As of December 31, 2017, no shares had been issued under the 2017 Plan.

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

A rollforward of CatchMark Timber Trust's unvested, service-based restricted stock award activity to its independent directors for the year ended December 31, 2017 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	9,611	$12.48
Granted	—	$—
Vested	(6,255)	$12.79
Forfeited	—	$—
Unvested at December 31, 2017	3,356	$11.92

Effective October 1, 2015, under the Amended and Restated Independent Directors' Compensation Plan (a sub-plan of the LTIP), each of the independent directors receives, on the first business day immediately prior to the date on which CatchMark Timber Trust holds its annual stockholders meeting, a number of shares of CatchMark Timber Trust's common stock having a value of $50,000 on the grant date. The number of shares granted to each independent director is determined by dividing $50,000 by the fair market value per share of CatchMark Timber Trust's common stock on the grant date. The shares are fully-vested and non-forfeitable upon the respective grant date. On June 22, 2017, CatchMark Timber Trust issued 21,890 shares to its five independent directors, 5,166 shares of which were repurchased for income tax withholdings. CatchMark Timber Trust recognized approximately $0.3 million of general and administrative expenses related to these awards during the year ended December 31, 2017.

Additionally, one of the independent directors elected to receive a portion of his compensation in shares of CatchMark Timber Trust's common stock in lieu of cash.

Below is a summary of independent directors' equity compensation for the years ended December 31, 2017, 2016, and 2015:

(dollars in thousands, except for per share amounts)	2017	2016	2015
Fully-vested shares granted	24,412	25,089	2,392
Weighted-average grant date fair value	$11.47	$12.04	$11.15
Restricted stock granted	—	—	12,585
Weighted-average grant date fair value	$—	$—	$11.92

Grant date fair value of fully vested stock granted in period	$280	$302	$27
Grant date fair value of restricted stock vested in period	$—	$146	$81
Cash used to repurchase common shares for minimum tax withholdings	$59	$66	$—

Service-based Restricted Stock Grants to Employees

Service-based restricted stock grants to employees vest over a four-year period and the fair value of serviced-based restricted stock grants is determined by the closing price of CatchMark Timber Trust's common stock on the grant date.

Index to Consolidated Financial Statements

A summary of service-based restricted stock grants to the employees during the years ended December 31, 2017, 2016, and 2015 is listed below:

(dollars in thousands, except for per share amounts)	2017	2016	2015
Shares granted	133,591	125,123	83,900
Weighted-average grant date fair value	$11.19	$10.51	$11.54
Grant date fair value of restricted stock vested in period	$1,294	$422	$—
Cash used to repurchase common shares for minimum tax withholdings	$252	$133	$—

A rollforward of CatchMark Timber Trust's unvested, service-based restricted stock awards to employees for the year ended December 31, 2017 is as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	255,098	$11.56
Granted	133,591	$11.19
Vested	(105,556)	$11.75
Forfeited	(4,500)	$10.80
Unvested at December 31, 2017	278,633	$11.05

Performance-based Restricted Stock Grants

Performance-based restricted stock grants are awarded to the executive officers and the total number of shares may be earned based on the level of achievements of certain pre-determined performance goals over the performance period. Earned awards are determined by the Compensation Committee of CatchMark Timber Trust's board of directors after the end of the performance period and vest over a period specific to each performance grant.

On February 18, 2015, CatchMark Timber Trust granted 112,900 shares of performance-based restricted stock (the "2015 Performance Awards") to its executives, which represents the maximum number of shares that could be earned by the executive officers based on the relative performance of CatchMark Timber Trust's TSR as compared to a pre-established peer group's TSR and to the Russell 3000 Index over the performance period of January 1, 2015 to December 31, 2017. The fair value of the 2015 Performance Award was calculated using the Monte-Carlo simulation with the following assumptions:

Grant date market price (February 18, 2015)	$11.63
Weighted-average fair value per granted share	$7.01
Assumptions:
Volatility	38.54%
Expected term (years)	3.0
Dividend yield	4.30%
Risk-free interest rate	1.06%

A rollforward of CatchMark Timber Trust's unvested, 2015 performance-based restricted stock awards for the year ended December 31, 2017 is as follows:

Index to Consolidated Financial Statements

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	112,900	$7.01
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2017	112,900	$7.01

On January 19, 2018, the Compensation Committee determined that the executive officers earned a total of 57,970 shares of what was granted under the 2015 Performance Awards. Accordingly, 54,930 share of performance-based awards were forfeited on that date. Also on the determination date, 50% of the earned awards vested. The remaining 50% vests on the one-year anniversary of the determination date.

Performance-based Restricted Stock Units

On May 5, 2016, CatchMark Timber Trust issued 80,366 RSUs to its executive officers (the "2016 Performance Awards"), with a weighted-average grant date per-unit fair value of $14.28. A RSU gives the holder thereof the right, subject to certain restrictions and risk of forfeiture, to receive shares of common stock of CatchMark Timber Trust in the future. The number of RSUs earned is determined based on CatchMark Timber Trust's TSR as compared to a pre-established peer group's TSR and to the Russell 3000 Index over the performance period of January 1, 2016 to December 31, 2018. 50% of any RSUs awarded vest on the date it is determined by the Compensation Committee and the remaining 50% vest on the one-year anniversary of the determination date.

The fair value of the 2016 Performance Awards was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (May 5, 2016)	$10.57
Weighted-average fair value per granted share	$14.28
Assumptions:
Volatility	28.54%
Expected term (years)	3.0
Dividend yield	5.11%
Risk-free interest rate	0.95%

A rollforward of CatchMark Timber Trust's unvested, 2016 performance-based restricted stock unit awards for the year ended December 31, 2017 is as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	80,366	$14.28
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2017	80,366	$14.28

Outperformance Awards

Index to Consolidated Financial Statements

On May 2, 2017, the board of directors approved a special, one-time stock-settled outperfomance award (the "OPP") to eligible executive officers of CatchMark Timber Trust, pursuant to the provisions of the 2005 LTIP. Under the OPP, an outperformance pool with a maximum award dollar amount of $5.0 million was created and executive officers were granted a certain participation percentage of the outperformance pool. The dollar amount of the awards earned will be determined based on the total returns of CatchMark Timber Trust common stock during a performance period from April 1, 2017 to March 31, 2020. Earned awards will be settled in shares of CatchMark Timber Trust common stock after the amount of earned award is determined at the end of the performance period. The grant-date fair value of the OPP was approximately $1.0 million as calculated using Monte-Carlo simulations and is amortized over the performance period.

The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the year December 31, 2017:

Grant date market price (May 2, 2017)	$11.73
Assumptions:
Volatility	21.85%
Expected term (years)	3.0
Dividend yield	4.6%
Risk-free interest rate	1.57%

Stock-based Compensation Expense

A summary of CatchMark Timber Trust's stock-based compensation expense is presented below:

(in thousands)	2017	2016	2015
General and administrative expenses	$1,956	$1,411	$718
Forestry management expenses	830	313	171
Total	$2,786	$1,724	$889

As of December 31, 2017, approximately $3.2 million of unrecognized compensation expense related to non-vested restricted stock and RSUs remained and will be recognized over a weighted-average period of 2.0 years.

11.     Recreational Leases

CatchMark Timber Trust leases certain access rights to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. CatchMark Timber Trust retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2017, approximately 494,200 acres, or 99.9%, of CatchMark Timber Trust’s timberland available for hunting and recreational uses had been leased to tenants under operating leases that expire between May and July 2018. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as other liabilities until earned over the terms of the respective recreational leases and recognized as other revenue. As of December 31, 2017 and 2016, approximately $2.0 million and $2.0 million, respectively, of such rental receipts are recorded as other liabilities in the accompanying consolidated balance sheets. For the three years ended December 31, 2017, 2016, and 2015, CatchMark Timber Trust recognized other revenues related to recreational leases of approximately $4.5 million, $4.0 million, $3.5 million, respectively.

12.     Income Taxes

Index to Consolidated Financial Statements

CatchMark Timber Trust has elected to be taxed as a REIT, and therefore its operations are generally not subject to U.S. federal and state income taxes. As of January 1, 2009 (the "REIT Commencement Date"), CatchMark Timber Trust had net built-in gains on its timber assets of approximately $18.3 million. CatchMark Timber Trust elected not to take such net built-in gains into income immediately prior to the REIT Commencement Date, but rather subsequently recognize gain on the disposition of any assets it holds at the REIT Commencement Date, if disposed of within the applicable period beginning on the REIT Commencement Date. With the passage of the Protecting Americans from Tax Hikes Act in 2015, the built-in gain period was permanently reduced to five years. CatchMark Timber Trust has exceeded the five-year built-in gain period since the REIT commencement date and is, therefore, no longer subject to the built-in gain tax.

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

On December 22, 2017, the Tax Cuts and Jobs Act tax reform legislation (the "Act") was signed into law. The Act made many significant changes to the U.S. tax law, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax, among other changes effective January 1, 2018. The Act reduced the U.S. corporate tax rate from the current rate of 35% to 21%. For the year ended December 31, 2017, CatchMark TRS was in a taxable loss position. Therefore, the changes effected by the Act have no impact on current income tax expense. However, CatchMark TRS was required to revalue its cumulative deferred tax assets and liability as of December 31, 2017 at the newly-enacted rate. As a result, CatchMark TRS' deferred tax liability was reduced by $8,800 and deferred tax assets were reduced by $4.8 million. CatchMark TRS maintains a full valuation allowance on its net deferred tax assets; as such, the revaluation resulted in no effect to deferred income tax expense.

At December 31, 2017, CatchMark Timber Trust had federal and state net operating loss carryforwards of approximately $144.2 million and $119.5 million, respectively. Such net operating loss carryforwards may be utilized, subject to certain limitations, to offset future taxable income. Prior to the Act, the federal net operating loss carryforwards would have begun to expire in 2027 and the state net operating loss carryforwards would begin to expire in 2022. The Act allows CatchMark Timber Trust to carry forward its federal net operating loss indefinitely.

The other provisions of the Act did not have a material impact on the accompanying consolidated financial statements of CatchMark Timber Trust for the year ended December 31, 2017.

Components of the deferred tax asset as of December 31, 2017 and 2016 were attributable to the operations of CatchMark TRS only and were as follows:

Index to Consolidated Financial Statements

(in thousands)	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$10,075	$11,410
Gain on timberland sales	9	13
Other	468	259
Total gross deferred tax asset	10,552	11,682

Valuation allowance	(10,371)	(11,509)
Total net deferred tax asset	$181	$173

Deferred tax liability:
Timber depletion	181	173
Total gross deferred tax liability	$181	$173

Deferred tax asset, net	$—	$—

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to CatchMark TRS’ effective tax rate for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	—	—	3.13
Other temporary differences	(0.42)	1.30	0.27
Other permanent differences	(0.14)	(0.15)	(0.01)
Effects of federal rate change	(83.74)	—	—
Valuation allowance	50.30	(35.15)	(37.39)
Effective tax rate	—%	—%	—%
As of December 31, 2017 and 2016, the tax basis carrying value of CatchMark Timber Trust’s total timber assets was approximately $700.0 million and approximately $676.2 million, respectively.
13.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

Index to Consolidated Financial Statements

(in thousands, except for per-share amounts)	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$23,125	$26,836	$18,612	$22,722
Operating income (loss)	$567	$361	$(1,220)	$(3,282)
Net loss	$(1,978)	$(2,466)	$(4,044)	$(5,022)
Basic and diluted net loss per share (1)	$(0.05)	$(0.06)	$(0.10)	$(0.12)
(1) The sum of the quarterly amounts do not equal loss per share for the year ended December 31, 2017 due to increases in weighted-average shares outstanding over the year.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,181	$15,966	$18,310	$20,398
Operating income (loss)	$670	$(1,245)	$(1,022)	$(2,811)
Net loss	$(587)	$(2,645)	$(2,897)	$(4,941)
Basic and diluted net loss per share (1)	$(0.02)	$(0.07)	$(0.07)	$(0.13)

14.	Customer Concentration

For the years ended December 31, 2017, 2016, and 2015, WestRock represented 21%, 24%, and 31% of CatchMark Timber Trust's total revenues, respectively, and IP represented 10%, 4%, and 5% of CatchMark Timber Trust's total revenues, respectively. No other customer represented more than 10% of CatchMark Timber Trust's total revenues during these periods.

15.	Subsequent Events

Dividend Declaration

On February 15, 2018, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its common stockholders of record on February 28, 2018, payable on March 16, 2018.

Interest Rate Swaps

On February 15, 2018, CatchMark Timber Trust entered into two separate interest rate swaps with Rabobank to mitigate its exposure to changing interest rates on $30.0 million and $20.0 million of its 2017 Term Loan Facilities (the "2018 Rabobank Swaps"). The 2018 Rabobank Swaps became effective on February 28, 2018. Under one of the 2018 Rabobank Swaps, CatchMark Timber Trust pays interest on $30.0 million at a fixed interest rate of 2.703% per annum and receives one-month LIBOR-based interest payments through November 28, 2022. Under the second 2018 Rabobank Swaps, CatchMark Timber Trust pays interest on $20.0 million at a fixed rate of 2.884% per annum and receives one-month LIBOR-based interest payments through November 28, 2026.

As of the effective date of the 2018 Rabobank Swaps, CatchMark Timber Trust effectively fixed the interest rate on $200.0 million of its $337.6 million variable debt balance at 3.46% using interest rate swaps.