Form 10-Q
period 2018-03-31
CatchMark Timber Trust, Inc.
filed 2018-05-03
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, as of April 30, 2018: 49,102,403 shares

FORM 10-Q

CATCHMARK TIMBER TRUST, INC.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of CatchMark Timber Trust, Inc. and subsidiaries (“CatchMark Timber Trust,” “we,” “our,” or “us”) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, CatchMark Timber Trust, or the executive officers on CatchMark Timber Trust’s behalf, may from time to time make forward-looking statements in reports and other documents CatchMark Timber Trust files with the Securities and Exchange Commission or in connection with written or oral statements made to the press, potential investors, or others. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act.

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report relate to anticipated delivery of income, value and long-term returns through sustainable harvests, well-timed sales, selective acquisitions, and joint ventures; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; and change in depletion rates and other factors that may lead to fluctuations in future net income (loss). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our timberland properties, may be significantly hindered. See Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. CatchMark Timber Trust’s results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$8,087	$7,805
Accounts receivable	2,576	4,575
Prepaid expenses and other assets	10,342	5,436
Deferred financing costs	389	403
Timber assets (Note 3):
Timber and timberlands, net	701,836	710,246
Intangible lease assets, less accumulated amortization of $942 and $941 as of March 31, 2018 and December 31, 2017, respectively	15	16
Investment in unconsolidated joint venture (Note 4)	11,311	11,677
Total assets	$734,556	$740,158

Liabilities:
Accounts payable and accrued expenses	$5,887	$4,721
Other liabilities	1,919	2,969
Notes payable and lines of credit, less net deferred financing costs (Note 5)	262,765	330,088
Total liabilities	270,571	337,778

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 49,129 and 43,425 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	491	434
Additional paid-in capital	730,039	661,222
Accumulated deficit and distributions	(270,852)	(261,652)
Accumulated other comprehensive income	4,307	2,376
Total stockholders’ equity	463,985	402,380
Total liabilities and stockholders’ equity	$734,556	$740,158
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended March 31,
	2018	2017
Revenues:
Timber sales	$18,653	$16,492
Timberland sales	4,252	5,450
Other revenues	1,199	1,183
	24,104	23,125
Expenses:
Contract logging and hauling costs	8,582	7,421
Depletion	7,062	6,038
Cost of timberland sales	3,147	3,863
Forestry management expenses	1,830	1,413
General and administrative expenses	2,945	2,478
Land rent expense	161	150
Other operating expenses	1,396	1,195
	25,123	22,558
Operating (loss) income	(1,019)	567

Other income (expense):
Interest income	64	11
Interest expense	(4,251)	(2,556)
	(4,187)	(2,545)

Net loss before unconsolidated joint venture	(5,206)	(1,978)
Income from unconsolidated joint venture	1,821	—
Net loss	$(3,385)	$(1,978)

Weighted-average common shares outstanding - basic and diluted	44,380	38,769

Net loss per share - basic and diluted	$(0.08)	$(0.05)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2018	2017
Net loss	$(3,385)	$(1,978)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	1,931	(279)
Comprehensive loss	$(1,454)	$(2,257)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	43,425	$434	$661,222	$(261,652)	$2,376	$402,380
Common stock issued pursuant to:
Equity Offering	5,750	58	72,392			72,450
LTIP, net of forfeitures and amounts withheld for income taxes	(46)	(1)	(85)			(86)
Stock issuance cost			(3,490)			(3,490)
Dividends to common stockholders ($0.135 per share)				(5,815)		(5,815)
Net loss				(3,385)		(3,385)
Other comprehensive income					1,931	1,931
Balance, March 31, 2018	49,129	$491	$730,039	$(270,852)	$4,307	$463,985

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	38,797	$388	$605,728	$(226,793)	$1,747	$381,070
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	53	1	167			168
Dividends to common stockholders ($0.135 per share)				(5,183)		(5,183)
Repurchases of common shares	(97)	(1)	(1,035)			(1,036)
Net loss				(1,978)		(1,978)
Other comprehensive loss					(279)	(279)
Balance, March 31, 2017	38,753	$388	$604,860	$(233,954)	$1,468	$372,762

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,385)	$(1,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	7,062	6,038
Basis of timberland sold, lease terminations and other	2,856	3,536
Stock-based compensation expense	765	420
Noncash interest expense	1,671	262
Other amortization	54	42
Income from unconsolidated joint venture	(1,821)	—
Operating distribution from unconsolidated joint venture	2,188	—
Changes in assets and liabilities:
Accounts receivable	1,330	1,483
Prepaid expenses and other assets	76	(398)
Accounts payable and accrued expenses	1,284	(193)
Other liabilities	(1,133)	(906)
Net cash provided by operating activities	10,947	8,306

Cash Flows from Investing Activities:
Timberland acquisitions, earnest money paid and other	(2,319)	(979)
Capital expenditures (excluding timberland acquisitions)	(1,545)	(2,195)
Net cash used in investing activities	(3,864)	(3,174)

Cash Flows from Financing Activities:
Repayments of note payable	(69,000)	—
Financing costs paid	(95)	(30)
Issuance of common stock	72,450	—
Other offering costs paid	(3,490)	—
Dividends paid to common stockholders	(5,815)	(5,183)
Repurchase of common shares under the share repurchase program	—	(1,036)
Repurchase of common shares for minimum tax withholdings	(851)	(252)
Net cash used in financing activities	(6,801)	(6,501)
Net increase (decrease) in cash and cash equivalents	282	(1,369)
Cash and cash equivalents, beginning of period	7,805	9,108
Cash and cash equivalents, end of period	$8,087	$7,739

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (unaudited)

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of CatchMark Timber Trust have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year. CatchMark Timber Trust’s consolidated financial statements include the accounts of any entity in which CatchMark Timber Trust or its subsidiaries owns a controlling financial interest and any limited partnership in which CatchMark Timber Trust or its subsidiaries owns a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited financial statements and footnotes included in CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Investment in Joint Venture

For joint ventures that it does not control, but exercises significant influence, CatchMark Timber Trust uses the equity method of accounting. CatchMark Timber Trust's judgment about its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace CatchMark Timber Trust as manager, and/or to liquidate the venture. Under the equity method, the investment in a joint venture is recorded at cost and adjusted for equity in earnings and cash contributions and distributions. Income or loss and cash distributions from an unconsolidated joint venture are allocated according to the provisions of the respective joint venture agreement, which may be different from its stated ownership percentage. Any difference between the carrying amount of these investments on CatchMark Timber Trust’s balance sheets and the underlying equity in net assets on the joint venture’s balance sheets is adjusted as the related underlying assets are depreciated, amortized, or sold. Distributions received from unconsolidated joint ventures are classified in the accompanying consolidated statements of cash flows using the cumulative earnings approach under which distributions received in an amount equal to cumulative equity in earnings are recognized as cash inflows from operating activities and distributions received in excess of cumulative equity in earnings represent returns of investment and therefore are classified as cash inflows from investing activities.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Within expenses on the accompanying statements of operations, basis of timber related to lease terminations, timber deed expirations and casualty losses have been reclassified from depletion or basis of timberland sold, in the amount of $19,000 and $9,000, respectively, to other operating expenses, for all periods presented. Within net cash provided by operating activities on the accompanying statements of cash flows, $19,000 has been reclassified from depletion to basis of timberland sold, lease terminations and other, for all periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration for those goods or services. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (Topic 606), became effective for CatchMark Timber Trust on January 1, 2018. The adoption of ASU 2014-09 did not have a material effect on CatchMark Timber Trust's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In January 2018, the FASB issued ASU 2018-01, Leases
(Topic 842): Land Easement Practical Expedient for Transition to Topic 842, to address concerns about the costs and complexity of complying with the transition provision of the new lease requirements under ASU 2016-02. The amendments in ASU 2018-01 permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 its land easements that exist or expired before its adoption of Topic 842 that were not previously accounted for as leases under Topic 840. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees classified as capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. CatchMark Timber Trust continues to assess the impact ASU 2016-02 will have on its consolidated financial statement but does not expect the adoption of this standard will have a material effect on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815), which amends the hedge accounting recognition and presentation requirements in ASC 815, "Derivatives and Hedging." ASU 2017-12 expands an entity's ability to hedge nonfinancial and financial risk components and reduces the complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item when the hedged item affects earnings. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any interim period after issuance of ASU 2017-12. CatchMark Timber Trust adopted ASU 2017-12 on January 1, 2018 and the adoption did not have a material effect on its consolidated financial statements.

3.	Timber Assets

As of March 31, 2018 and December 31, 2017, timber and timberlands consisted of the following, respectively:

	As of March 31, 2018
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$303,939	$7,062	$296,877
Timberlands	404,201	—	404,201
Mainline roads	1,400	642	758
Timber and timberlands	$709,540	$7,704	$701,836

	As of December 31, 2017
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$332,253	$29,035	$303,218
Timberlands	406,284	—	406,284
Mainline roads	1,349	604	744
Timber and timberlands	$739,886	$29,639	$710,246

Timberland Acquisitions

During the three months ended March 31, 2018 and 2017, CatchMark Timber Trust did not complete any timberland acquisitions. CatchMark Timber Trust paid $0.9 million in earnest money in the first quarter of 2017 related to the property acquired by the Dawsonville Bluffs Joint Venture.

Timberland Sales

During the three months ended March 31, 2018 and 2017, CatchMark Timber Trust sold approximately 2,200 and 2,800 acres of timberland for $4.3 million and $5.4 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $2.9 million and $3.5 million, respectively. Land sale acreage by state is listed below:

	Three Months Ended March 31,
Acres Sold In:	2018	2017
Alabama	—	1,700
Georgia	1,400	700
South Carolina	600	—
Texas	100	—
Louisiana	100	400
Total	2,200	2,800

Current Timberland Portfolio

As of March 31, 2018, CatchMark Timber Trust directly owned interests in approximately 508,100 acres of timberlands in the U.S. South, approximately 477,200 acres of which were held in fee-simple interests and approximately 30,900 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

Acres by state as of March 31, 2018	Fee	Lease	Total
Alabama	74,400	5,600	80,000
Florida	2,000	—	2,000
Georgia	262,200	25,300	287,500
Louisiana	20,800	—	20,800
North Carolina	1,600	—	1,600
South Carolina	80,400	—	80,400
Tennessee	300	—	300
Texas	35,500	—	35,500
Total:	477,200	30,900	508,100

4.	Unconsolidated Joint Venture

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

Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

	March 31, 2018	December 31, 2017
Dawsonville Bluffs Joint Venture:
Total Assets	$23,204	$24,014
Total Liabilities	$583	$660
Total Equity	$22,621	$23,354
CatchMark Timber Trust:
Carrying Value of Investment	$11,311	$11,677
Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Dawsonville Bluffs Joint Venture:
Total Revenues	$10,793	$—
Net Income	$3,642	$—
CatchMark Timber Trust:
Equity Share of Net Income	$1,821	$—

In February 2018, CatchMark Timber Trust received a cash distribution of $2.2 million from the Dawsonville Bluffs Joint Venture.

CatchMark Timber Trust serves as the sole manager of the Dawsonville Bluffs Joint Venture, whereby it manages the day-to-day operations of the business, subject to certain major decisions that require the prior consent of MPERS, in exchange for a management fee. Such management fees are included in other revenues on the accompanying consolidated statement of operations. During the three months ended March 31, 2018, CatchMark Timber Trust recognized approximately $37,000 of management fees in other revenues.

5.    Notes Payable and Lines of Credit

As of March 31, 2018 and December 31, 2017, CatchMark Timber Trust had the following debt balances outstanding (in thousands):

				Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate	Current Interest Rate (1)	March 31, 2018	December 31, 2017
Term Loan A-1	12/23/2024	LIBOR + 1.75%	3.61%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	3.78%	100,000	118,809
Term Loan A-3	12/1/2027	LIBOR + 2.00%	3.88%	68,619	118,810
Total Principal Balance				$268,619	$337,619
Less: Net Unamortized Deferred Financing Costs				$(5,854)	$(7,531)
Total				$262,765	$330,088

(1)
Represents weighted-average interest rate as of March 31, 2018. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 - Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

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

During the three months ended March 31, 2018, CatchMark Timber Trust repaid $69.0 million of its outstanding debt balance on the Term Loan A-2 and A-3 with net proceeds received from the 2018 Equity Offering (See Note 8 - Stockholders' Equity for further information). CatchMark Timber Trust expensed $1.4 million of previously deferred financing costs as a result of the repayments.

As of March 31, 2018, $300.0 million remained available under the 2017 Amended Credit Agreement, $265.0 million from the 2017 Multi-Draw Term Facility and $35.0 million from the 2017 Revolving Credit Facility.

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

Patronage

CatchMark Timber Trust is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. In March 2018 and 2017, CatchMark Timber Trust received patronage refunds of $2.7 million and $2.1 million, respectively, on its eligible borrowings under the 2017 Amended Credit Agreement and the previous credit agreement. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. As of March 31, 2018 and March 31, 2017, CatchMark Timber Trust had approximately $1.5 million and $0.8 million, respectively, of equity in Patronage Banks included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

CatchMark Timber Trust has received a patronage refund on its eligible patronage loans for each year it has been party to its previous credit agreement, and the eligibility remains the same under the 2017 Amended Credit Agreement. Therefore, CatchMark Timber Trust accrues patronage refunds it expects to receive in 2019 based on actual patronage refunds received as a percentage of its weighted-average debt balance. For the three months ended March 31, 2018 and 2017, CatchMark Timber Trust recorded $0.7 million and $0.7 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. As of March 31, 2018 and December 31, 2017, approximately $0.7 million and $2.7 million of patronage refunds were included in accounts receivable on the consolidated balance sheets.

Debt Covenants

The 2017 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV ratio to (i) 50% at any time prior to the last day of fiscal quarter corresponding to the fourth anniversary of the effective date and (ii) 45% at any time thereafter;

•	requires that we maintain a FCCR of not less than 1.05:1.00; and

•	requires maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limits the aggregated capital expenditures not exceeding 1% of the value of the timberlands during any fiscal year.

CatchMark Timber Trust was in compliance with the financial covenants of the 2017 Amended Credit Agreement as of March 31, 2018.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended March 31, 2018 and 2017, CatchMark Timber Trust made interest payments of $2.9 million and $2.5 million, respectively, on its borrowings. Included in the interest payments for the three months ended March 31, 2018 and 2017 were unused commitment fees of $0.1 million and $0.2 million, respectively.

As of March 31, 2018 and December 31, 2017, the weighted-average interest rate on these borrowings, after consideration of interest rate swaps (see Note 6 - Interest Rate Swaps), was 3.91% and 3.60%, respectively. After further consideration of expected patronage refunds, CatchMark Timber Trust's weighted-average interest rate as of March 31, 2018 and December 31, 2017 was 3.11% and 2.80%, respectively.

As of March 31, 2018, the fair value of CatchMark Timber Trust's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark Timber Trust uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. During the first quarter of 2018, CatchMark Timber Trust entered into two separate interest rate swaps with Rabobank on $30.0 million and $20.0 million of the 2017 Term Loan Facilities (collectively, the "2018 Rabobank Swaps"). CatchMark Timber Trust had seven interest rate swaps outstanding as of March 31, 2018, with terms below:

					(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2014 Rabobank Swap	12/23/2014	12/23/2024	2.395%	one-month LIBOR	$35,000
2016 Rabobank Swap	8/23/2016	12/23/2024	1.280%	one-month LIBOR	$45,000
2017 Rabobank Swap	3/23/2017	3/23/2024	2.330%	one-month LIBOR	$20,000
2017 Rabobank Swap	3/28/2017	3/28/2020	1.800%	one-month LIBOR	$30,000
2017 Rabobank Swap	3/28/2017	11/28/2021	2.045%	one-month LIBOR	$20,000
2018 Rabobank Swap	2/28/2018	11/28/2022	2.703%	one-month LIBOR	$30,000
2018 Rabobank Swap	2/28/2018	11/28/2026	2.884%	one-month LIBOR	$20,000
					$200,000

As of March 31, 2018, CatchMark Timber Trust’s interest rate swaps effectively fixed the interest rate on $200.0 million of its $268.6 million variable rate debt at 3.92%. All seven interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark Timber Trust's interest rate swaps measured at fair value as of March 31, 2018 and December 31, 2017:

		(in thousands)
		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$4,947	$2,935
Interest rate swaps	Other liabilities	$(640)	$(559)

As of March 31, 2018, CatchMark Timber Trust estimated that approximately $61,000 will be reclassified from accumulated other comprehensive income to interest expense over the next 12 months.

During the three months ended March 31, 2018 and 2017, CatchMark Timber Trust recognized a change in fair value of the interest rate swaps of approximately $1.9 million and $0.3 million as other comprehensive income and other comprehensive loss, respectively. There was no hedge ineffectiveness on the interest rate swaps required to be recognized in current earnings. During the three months ended March 31, 2018 and 2017, net payments of approximately $0.2 million and $0.2 million were made under the interest rates swaps, respectively. Interest rate swaps payments were recorded as interest expense.

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

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark Timber Trust and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates CatchMark Timber Trust's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark Timber Trust pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2019, and is automatically extended for one-year periods unless written notice is provided by CatchMark Timber Trust or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark Timber Trust with or without cause upon providing 120 days’ prior written notice.

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

8.    Stockholders' Equity

Equity Offering

On June 2, 2017, CatchMark Timber Trust filed a shelf registration statement on Form S-3 (File No. 333-218466) with the SEC (the "Shelf Registration Statement"), which was declared effective by the SEC on June 16, 2017. The Shelf Registration Statement provides CatchMark Timber Trust with future flexibility to offer, from time to time and in one or more offerings, debt securities, common stock, preferred stock, depositary shares, warrants, or any combination thereof. The terms of any such future offerings are established at the time of an offering. In March 2018, under the Shelf Registration Statement, CatchMark Timber Trust issued 5.75 million shares of its Class A common stock at a price of $12.60 per share (the "2018 Equity Offering"). After deducting $3.5 million in underwriting commissions and fees and other issuance costs, CatchMark Timber Trust received net proceeds of $69.0 million from the 2018 Equity Offering. CatchMark Timber Trust used the net proceeds from the 2018 Equity Offering to pay down its outstanding debt.

9.    Stock-based Compensation

Stock-based Compensation - Independent Directors

During the three months ended March 31, 2018, CatchMark Timber Trust issued 1,239 shares to a new independent director who was appointed to CatchMark Timber Trust's board of directors on February 27, 2018. Additionally, 590 shares were issued to one independent director based on his election to receive a portion of his compensation in shares of CatchMark Timber Trust's common stock in lieu of cash. These shares vested immediately upon issuance. The per-share fair value of these grants was determined based on the closing price of CatchMark Timber Trust's common stock on the respective grant date.

A rollforward of CatchMark Timber Trust's restricted stock awards previously issued to its independent directors is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	3,356	$11.92
Granted	—
Vested	(3,356)	$11.92
Forfeited	—	$—
Unvested at March 31, 2018	—	$—

Stock-based Compensation - Employees

During the three months ended March 31, 2018, CatchMark Timber Trust issued 73,000 shares of service-based restricted stock grants to its non-executive employees, vesting over a four-year period. The fair value of service-based restricted stock grants was determined by the closing price of CatchMark Timber Trust's common stock on the grant date.

A rollforward of CatchMark Timber Trust's unvested, service-based restricted stock awards to employees for the three months ended March 31, 2018 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	278,633	$11.05
Granted	73,000	$12.97
Vested	(83,043)	$11.33
Forfeited	—	$—
Unvested at March 31, 2018	268,590	$11.49

Stock-based Compensation Expense

A summary of CatchMark Timber Trust's stock-based compensation expense for the three months ended March 31, 2018 and 2017 is presented below:

(in thousands)	Three Months Ended March 31,
Stock-based Compensation Expense classified as:	2018	2017
General and administrative expenses	$516	$326
Forestry management expenses	249	94
Total	$765	$420

As of March 31, 2018, approximately $3.7 million of unrecognized compensation expense related to non-vested restricted stock and RSU's remained and will be recognized over a weighted-average period of 2.4 years.

10.    Subsequent Event

Dividend Declaration

On May 3, 2018, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its common stockholders of record on May 31, 2017, payable on June 15, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

We strive to deliver superior long-term returns for our stockholders through disciplined acquisitions, sustainable harvests, and well-timed sales. Our immediate emphasis is to grow through selective acquisitions in high demand fiber markets and to efficiently integrate new acquisitions. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on prime timberlands, as well as opportunistic land sales to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of our forests.

We also seek to create additional value by entering into joint ventures with long-term, institutional equity partners to opportunistically acquire, own, and manage timberland properties that fit our core investment strategy. In addition, we expect that our joint venture platform will drive future growth through a fee-based management business that leverages our scale and timberland management efficiencies. In April 2017, we entered into our first joint venture. See Note 4 - Unconsolidated Joint Venture of our accompanying consolidated financial statements for further details.

Timberland Portfolio

As of March 31, 2018, we wholly owned interests in approximately 508,100 acres of high-quality industrial timberland in the U.S. South, consisting of approximately 477,200 acres of fee timberlands and approximately 30,900 acres of leased timberlands. Our wholly-owned timberlands contained acreage comprised of approximately 75% pine stands and 25% hardwood stands located within an attractive and competitive fiber basket encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Wholly-owned timberland acreage by state is listed below:

	As of March 31, 2018
Acres Located In:	Fee	Lease	Total
Alabama	74,400	5,600	80,000
Florida	2,000	—	2,000
Georgia	262,200	25,300	287,500
Louisiana	20,800	—	20,800
North Carolina	1,600	—	1,600
South Carolina	80,400	—	80,400
Tennessee	300	—	300
Texas	35,500	—	35,500
Total:	477,200	30,900	508,100

As of March 31, 2018, our wholly-owned timber inventory consisted of an estimated 20.6 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory: (1)	Fee	Lease	Total
Pulpwood	10.0	0.6	10.6
Sawtimber (2)	9.6	0.4	10.0
Total	19.6	1.0	20.6

(1)
Merchantable timber inventory does not include current year growth, which should approximate current year harvest volumes (see Results of Operations below for information on current year harvest volume).

(2) Includes chip-n-saw and sawtimber.

In addition to the wholly-owned timber assets, we own a 50% member interest in the Dawsonville Bluffs Joint Venture that owns approximately 6,000 acres of high-quality commercial timberlands located in north Georgia (See Note 4 - Unconsolidated Joint Venture in our accompanying consolidated financial statements for further details).

Timber Agreements

A substantial portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2018, WestRock is required to purchase approximately 408,000 tons of timber under the Mahrt Timber Agreements. For the three months ended March 31, 2018, WestRock purchased approximately 98,000 tons under the Mahrt Timber Agreements, which contributed approximately 13% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 – Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

For full year 2018, we are required to sell approximately 137,000 tons of pulpwood under a pulpwood supply agreement (the "Carolinas Supply Agreement") assumed in connection with a timberland acquisition that closed in June 2016. During the three months ended March 31, 2018, we sold approximately 43,900 tons under the Carolinas Supply Agreement, which contributed approximately 6% of our net timber revenue.

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
In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to partially fund timberland acquisitions and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash from operations or existing debt availability; however, proceeds from future debt financings, and equity and debt offerings may be used to fund capital expenditures, acquire new timberland properties, invest in joint ventures, and pay down existing and future borrowings.

Shelf Registration Statement and Equity Offerings

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

On October 17, 2017, under the Shelf Registration Statement, we issued 4.6 million shares of Class A common stock, at a price of $12.35 per share (the “2017 Follow-On Offering”). After deducting $2.7 million in underwriting commissions and fees and other issuance costs, the net proceeds of $54.1 million were used to finance two timberland acquisitions located in South Carolina and coastal Georgia.

In March 2018, under the Shelf Registration Statement, we issued 5.75 million shares of Class A common stock at a price of $12.60 per share. After deducting $3.5 million in underwriting commissions and fees and other issuance costs, we received net proceeds of $69.0 million from the 2018 Equity Offering, which we anticipate deploying into near-term direct timberland acquisitions and/or joint venture investments.

2017 Amended Credit Agreement

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

The table below presents the details of each credit facility under the 2017 Amended Credit Agreement as of March 31, 2018:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee	Total Availability	Outstanding Balance	Remaining Availability
2017 Revolving Credit Facility	12/1/2022	LIBOR + 1.70%	0.20%	$35,000	$—	$35,000
2017 Multi-Draw Term Facility	12/1/2024	LIBOR + 1.70%	0.20%	265,000	—	265,000
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Total				$568,619	$268,619	$300,000

(1)	The applicable LIBOR margin on the 2017 Revolving Credit Facility and the 2017 Multi-Draw Term Facility ranges from 1.50% to 2.20%, depending on the LTV ratio.

Patronage

We are eligible to receive annual patronage refunds from our lenders under the 2017 Amended Credit Agreement. The annual patronage refund depends on the weighted-average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the Patronage Banks. In March 2018, we received a patronage refund of $2.7 million on our borrowings under the eligible patronage loans that were outstanding during 2017. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' board of directors.

Debt Covenants

The 2017 Amended Credit Agreement contains, among others, the following financial covenants:

•	limits the LTV ratio to (i) 50% at any time prior to the last day of fiscal quarter corresponding to the fourth anniversary of the effective date and (ii) 45% at any time thereafter;

•	requires that we maintain a FCCR of not less than 1.05:1.00; and

•	requires maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limits the aggregated capital expenditures not exceeding 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the 2017 Amended Credit Agreement as of March 31, 2018.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2018 was $10.9 million, a $2.6 million, or 32%, increase from the three months ended March 31, 2017. Cash provided by operating activities consisted primarily of receipts from customers for timber and timberland sales and distributions from the unconsolidated joint venture, reduced by payments for operating costs, administrative expenses and interest expense. The increase was primarily due to receiving a $2.2 million operating distribution from the Dawsonville Bluffs Joint Venture.

Net cash used in investing activities for the three months ended March 31, 2018 was $3.9 million, $0.7 million, or 22%, lower than the three months ended March 31, 2017. We incurred $2.3 million in pursuit of timberland investments during the three months ended March 31, 2018, offset by a $0.9 million decrease in earnest money paid and $0.7 million decrease in capital expenditures. We did not make direct acquisitions in the first quarter of 2018 and 2017, but we paid $0.9 million of earnest money related to the property acquired by the Dawsonville Bluffs Joint Venture in March 2017.

Net cash used in financing activities for the three months ended March 31, 2018 was $6.8 million, $0.3 million, or 5%, higher than the prior year quarter. During the three months ended March 31, 2018, we received $72.5 million of gross proceeds from the 2018 Equity Offering. After deducting $3.5 million in underwriting commissions and fees and other issuance costs, the net proceeds of $69.0 million were used to pay down our outstanding debt balances. We distributed $5.8 million to our stockholders fully funded by net cash provided by operating activities. We did not make any repurchases of common shares under our share repurchase program during the three months ended March 31, 2018.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, borrowing capacity and possible public offerings of equity or debt securities, necessary to meet our current and future obligations that become due over the next 12 months. As of March 31, 2018, we had a cash balance of $8.1 million and and had access to $300.0 million of additional borrowing availability under the 2017 Amended Credit Agreement (see 2017 Amended Credit Agreement above).

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

Contractual Obligations and Commitments

As of March 31, 2018, our contractual obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations (1)	$268,619	$—	$—	$—	$268,619
Estimated interest on debt obligations (1) (2)	85,968	7,926	21,070	21,036	35,936
Operating lease obligations	3,011	642	1,443	926	—
Other liabilities (3)	681	134	279	268	—
Total	$358,279	$8,702	$22,792	$22,230	$304,555

(1)
Represents respective obligations under the 2017 Amended Credit Agreement as of March 31, 2018. All $268.6 million was outstanding under the 2017 Term Loan Facilities (see 2017 Amended Credit Agreement).

(2)	Amounts include the impact of interest rate swaps. See Note 6 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Represents future payments to satisfy a liability that expires in May 2022 which was assumed upon a timberland acquisition.

Distributions

Our board of directors declares cash distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors (as described in the Overview section above).

On February 15, 2018, our board of directors declared a cash dividend for stockholders of record as of February 28, 2018 in the amount of $0.135 per share. This distribution was paid on March 16, 2018. For the three months ended March 31, 2018, we paid total distributions to stockholders of $5.8 million, which was funded from net cash provided by operating activities.

On May 3, 2018, our board of directors declared a cash dividend of $0.135 per share for our common stockholders of record on May 31, 2018, payable on June 15, 2018.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes, the level of timberland sales, changes to associated depletion rates, and varying interest expense based on the amount and cost of outstanding borrowings. Timber sales volumes, net timber sales prices, timberland sales, and changes in volume, price and harvest mix for the three months ended March 31, 2018 and 2017 are shown in the following tables:

	Three Months Ended March 31,		Change
	2018	2017	%
Timber sales volume (tons)
Pulpwood	353,697	290,945	22%
Sawtimber (1)	221,088	220,387	—%
	574,785	511,332	12%

Harvest mix
Pulpwood	62%	57%
Sawtimber (1)	38%	43%

Net timber sales price (per ton) (2)
Pulpwood	$14	$13	7%
Sawtimber (1)	$23	$24	(3)%

Timberland sales
Gross sales (000's)	$4,252	$5,450
Sales volume (acres)	2,200	2,800
% of fee acres
Sales price (per acre)	$1,955	$1,930
(1)    Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017.

Our harvest volume this quarter increased 12% from the prior year quarter primarily as a result of harvests from properties acquired in 2017. We took advantage of favorable pulpwood market conditions driven by wet weather and higher demand as mills built up inventories. During the three months ended March 31, 2018, we harvested approximately 171,100 tons under our timber agreements, a 10% increase from the same quarter of the prior year. Delivered volume for the first quarter of 2018 increased by 16% from the prior year quarter.
During the three months ended March 31, 2018, average stumpage prices in the Southern timber market for all product categories stayed within 1% of the first quarter of 2017 prices, except for hardwood pulpwood, which increased by 16%, as reported by TimberMart-South. Our pulpwood stumpage price for the quarter increased by 7% from the prior year quarter primarily as a result of increased harvests from strong local markets, particularly that in which our Coastal Georgia property acquired in 2017 is located. Our sawtimber stumpage price declined slightly from the prior year quarter as chip-n-saw represented a higher percentage of our sawtimber mix in the first quarter of 2018. Our realized stumpage prices trend with the overall South-wide timber market reported by TimberMart-South and are generally higher than South-wide average due to the strength of the micro-markets in which we operate.

Comparison of the three months ended March 31, 2018 versus the three months ended March 31, 2017

Revenues. Revenues increased to $24.1 million for the three months ended March 31, 2018 from $23.1 million for the three months ended March 31, 2017 due to an increase in timber sales revenue of $2.2 million, offset by a $1.2 million decrease in timberland sales revenue. Gross timber sales revenue increased 13% primarily as a result of a 12% increase in harvest volume and a slight increase in delivered sales as a percentage of total volume. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

Timber sales revenue by product for the three months ended March 31, 2017 and 2017 are shown in the following table:

	Three Months Ended March 31, 2017	Changes attributable to:		Three Months Ended March 31, 2018
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$8,273	$90	$2,013	$10,376
Sawtimber (2)	8,219	28	30	8,277
	$16,492	$118	$2,043	$18,653

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue decreased to $4.3 million for the three months ended March 31, 2018 from $5.5 million for the three months ended March 31, 2017 as we sold fewer acres in 2018.

Operating Expenses. Contract logging and hauling costs increased 16% to $8.6 million for the three months ended March 31, 2018 from $7.4 million for the three months ended March 31, 2017 as a result of a 16% increase in delivered sales volume.

Depletion expense increased 17% to $7.1 million for the three months ended March 31, 2018 from $6.0 million for the three months ended March 31, 2017, due to a 12% increase in harvest volume and higher blended depletion rates in the coastal Georgia region due to acquisitions in 2017. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion, while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect depletion rates of our current portfolio to decrease over time.

Costs of timberland sales decreased to $3.1 million for the three months ended March 31, 2018 from $3.9 million for the three months ended March 31, 2017 as we sold fewer acres in 2018.

Forestry management fees increased to $1.8 million for the three months ended March 31, 2018 from $1.4 million for the three months ended March 31, 2017, as a result of a $0.2 million increase in third-party manager costs and a $0.2 million increase in operational personnel costs, reflecting the additional personnel dedicated to managing a growing portfolio.

General and administrative expense increased to $2.9 million for the three months ended March 31, 2018 from $2.5 million for the three months ended March 31, 2017, primarily due to an increase in personnel costs.

Other operating expenses for the three months ended March 31, 2018 increased to $1.4 million for the three months ended March 31, 2018 from $1.2 million the three months ended March 31, 2017, primarily as a result of increased planting and seedlings on leased tracts and higher logging road maintenance expense.

Interest expense. Interest expense increased to $4.3 million for the three months ended March 31, 2018 from $2.6 million for the three months ended March 31, 2017 primarily due to a $1.4 million non-recurring write-off of deferred financing costs as a result of repaying $69.0 million outstanding debt in March 2018. Additionally, the cash component of interest expense increased in the first quarter of 2018 by $0.4 million from the first quarter of 2017 due to higher effective interest rates on our borrowings.

Income from unconsolidated joint venture. During the three months ended March 31, 2018, we recognized $1.8 million of income from the Dawsonville Bluffs Joint Venture, which represents our portion of the joint venture’s first quarter 2018 net income of $3.6 million, generated primarily through the sale of HBU land.

Net loss. Our net loss increased to $3.4 million for the three months ended March 31, 2018 from $2.0 million for the three months ended March 31, 2017 primarily due to the $1.7 million increase in interest expense and the $1.6 million increase in operating loss, offset by the $1.8 million in income from the Dawsonville Bluffs Joint Venture. Our net loss per share for the three months ended March 31, 2018 and 2017 was $0.08 and $0.05, respectively. We anticipate future net income or losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, and interest expense based on our level and costs of current and future borrowings.

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

For the three months ended March 31, 2018, Adjusted EBITDA was $14.9 million, a $4.3 million increase from the three months ended March 31, 2017, primarily due to $5.1 million of Adjusted EBITDA from the Dawsonville Bluffs Joint Venture and a $1.0 million increase in net timber sales, offset by a $1.1 million decrease in net timberland sales, a $0.3 million increase in general and administrative expenses, and a $0.3 million increase in forestry management expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net loss	$(3,385)	$(1,978)
Add:
Depletion	7,062	6,038
Basis of timberland sold, lease terminations and other (1)	2,856	3,536
Amortization (2)	1,725	304
Depletion, amortization, and basis of timberland and mitigation credits sold included in income from unconsolidated joint venture (3)	3,256	—
Stock-based compensation expense	765	420
Interest expense (2)	2,581	2,294
Other (4)	35	3
Adjusted EBITDA	$14,895	$10,617

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(2)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

(3)	Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated Dawsonville Bluffs Joint Venture.

(4)
Includes certain cash expenses that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions transactions, joint ventures or new business initiatives.

Subsequent Event

Dividend Declaration

On May 3, 2018, we declared a cash dividend of $0.135 per share for our common stockholders of record on May 31, 2018, payable on June 15, 2018.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into seven interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of March 31, 2018, the outstanding balance of the 2017 Amended Credit Agreement was $268.6 million, $100.0 million of which was outstanding under the Term Loan A-1, $100.0 million of which was outstanding under the Term Loan A-2 and $68.6 million of which was outstanding under the Term Loan A-3. The Term Loan A-1 matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, the Term Loan A-2 matures on December 1, 2026 and bears interest at an adjustable rate based on one-month LIBOR

Rate plus a margin of 1.90%, and the Term Loan A-3 matures on December 1, 2027 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 2.0%.

As of March 31, 2018, we had seven outstanding interest rate swaps with a total notional value of $200.0 million. After consideration of the interest rate swaps, $68.6 million of our total debt outstanding remains subject to variable interest rate. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of March 31, 2018, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$—	$68,619	$68,619
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	—%	3.88%	3.88%
Effectively fixed-rate debt	—%	—%	—%	—%	—%	3.92%	3.92%

As of March 31, 2018, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.91%. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.7 million per year. The amount of effectively variable-rate debt outstanding in the future will largely depend on the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of amounts outstanding under the 2017 Amended Credit Agreement, the acquisition of timberland properties and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	38,274	$13.21	—	$19.8	million
February 1 - February 28	27,516	$12.53	—	$19.8	million
March 1 - March 31	—	$—	—	$19.8	million
Total	65,790		—

(1)	On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares.

(2)	Represents shares purchased for tax withholding purposes only.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth below and incorporated by reference herein.

Exhibit Number	Description

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

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	May 3, 2018	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)