Form 10-Q
period 2018-06-30
CatchMark Timber Trust, Inc.
filed 2018-08-02
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, as of July 31, 2018: 49,116,093 shares

FORM 10-Q

CATCHMARK TIMBER TRUST, INC.

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AFM	American Forestry Management, Inc.
AgFirst	Agfirst Farm Credit Bank
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles
HBU	Higher and Better Use
IP	International Paper Company
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
MPERS	Missouri Department of Transportation & Patrol Retirement System
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
SEC	Securities and Exchange Commission
TRS	Taxable REIT Subsidiary
U.S.	United States
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)

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

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report relate to anticipated delivery of income, value and long-term returns through sustainable harvests, well-timed sales, selective acquisitions, joint ventures, and related fee-based asset management business; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; change in depletion rates, merchantable timber book value and standing timber inventory volume; possible interest rate risk mitigation actions; and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to our recently completed Triple T Timberlands transaction and include, but are not limited to, statements about the expected benefits of the transaction, including anticipated harvest volume, financial and operating results and future returns to stockholders; our plans, objectives, expectations, projections and intentions; our integration plans; and projected growth in our annual harvest volumes.

Any such forward-looking statements are based on a number of assumptions involving judgments and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience and our present expectations. Such risks and uncertainties with regard to the Triple T Timberlands transaction include, but are not limited to, the risks that the acquired assets and operations may not be integrated successfully or integration costs may be higher than anticipated; the expected benefits of and growth from the transaction may not be fully realized or make take longer to realize than expected; the diversion of management time on integration-related matters; the potential impact of the transaction on relationships with customers, suppliers, competitors, and management and other employees; and litigation risks related to the transaction. See Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. With respect to our ongoing business, these risks and uncertainties include, but are not limited to, the risks discussed in Item 1A herein, as well as Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent reports filed with the SEC. Accordingly, readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I.	FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows reflects all adjustments, consisting of solely of normal and recurring adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to CatchMark Timber Trust’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with CatchMark Timber Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. CatchMark Timber Trust’s results of operations for the three months and six months ended June 30, 2018 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$12,096	$7,805
Accounts receivable	3,494	4,575
Prepaid expenses and other assets	48,394	5,436
Deferred financing costs	368	403
Timber assets (Note 3):
Timber and timberlands, net	690,807	710,246
Intangible lease assets, less accumulated amortization of $943 and $941 as of June 30, 2018 and December 31, 2017, respectively	14	16
Investment in unconsolidated joint venture (Note 4)	6,977	11,677
Total assets	$762,150	$740,158

Liabilities:
Accounts payable and accrued expenses	$7,178	$4,721
Other liabilities	4,302	2,969
Notes payable and lines of credit, less net deferred financing costs (Note 5)	292,945	330,088
Total liabilities	304,425	337,778

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 49,123 and 43,425 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	491	434
Additional paid-in capital	730,361	661,222
Accumulated deficit and distributions	(278,954)	(261,652)
Accumulated other comprehensive income	5,827	2,376
Total stockholders’ equity	457,725	402,380
Total liabilities and stockholders’ equity	$762,150	$740,158
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Timber sales	$17,745	$17,387	$36,398	$33,879
Timberland sales	6,834	7,953	11,086	13,403
Other revenues	1,670	1,496	2,869	2,679
	26,249	26,836	50,353	49,961
Expenses:
Contract logging and hauling costs	7,959	7,560	16,541	14,981
Depletion	6,598	7,208	13,660	13,246
Cost of timberland sales	5,233	5,632	8,380	9,495
Forestry management expenses	1,422	1,724	3,252	3,137
General and administrative expenses	3,173	2,742	6,118	5,220
Land rent expense	176	156	337	306
Other operating expenses	1,445	1,453	2,841	2,648
	26,006	26,475	51,129	49,033
Operating income (loss)	243	361	(776)	928

Other income (expense):
Interest income	96	26	160	37
Interest expense	(2,553)	(2,726)	(6,804)	(5,283)
	(2,457)	(2,700)	(6,644)	(5,246)

Net loss before unconsolidated joint venture	(2,214)	(2,339)	(7,420)	(4,318)
Income (loss) from unconsolidated joint venture	709	(127)	2,530	(127)
Net loss	$(1,505)	$(2,466)	$(4,890)	$(4,445)

Weighted-average common shares outstanding - basic and diluted	49,104	38,804	46,755	38,787

Net loss per share - basic and diluted	$(0.03)	$(0.06)	$(0.10)	$(0.11)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,505)	$(2,466)	$(4,890)	$(4,445)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	1,520	(294)	3,451	(572)
Comprehensive income (loss)	$15	$(2,760)	$(1,439)	$(5,017)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	43,425	$434	$661,222	$(261,652)	$2,376	$402,380
Common stock issued pursuant to:
Equity Offering	5,750	58	72,392			72,450
LTIP, net of forfeitures and amounts withheld for income taxes	(52)	(1)	337			336
Stock issuance cost			(3,590)			(3,590)
Dividends to common stockholders ($0.27 per share)				(12,412)		(12,412)
Net loss				(4,890)		(4,890)
Other comprehensive income					3,451	3,451
Balance, June 30, 2018	49,123	$491	$730,361	$(278,954)	$5,827	$457,725

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	38,797	$388	$605,728	$(226,793)	$1,747	$381,070
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	123	1	1,026			1,027
Dividends to common stockholders ($0.27 per share)				(10,364)		(10,364)
Repurchases of common shares	(97)	(1)	(1,035)			(1,036)
Net loss				(4,445)		(4,445)
Other comprehensive loss					(572)	(572)
Balance, June 30, 2017	38,823	$388	$605,719	$(241,602)	$1,175	$365,680

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(4,890)	$(4,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	13,660	13,246
Basis of timberland sold, lease terminations and other	7,788	9,400
Stock-based compensation expense	1,561	1,338
Noncash interest expense	1,933	569
Other amortization	106	84
(Income) loss from unconsolidated joint venture	(2,530)	127
Operating distributions from unconsolidated joint venture	3,668	—
Changes in assets and liabilities:
Accounts receivable	412	(668)
Prepaid expenses and other assets	(3,453)	(69)
Accounts payable and accrued expenses	396	1,109
Other liabilities	1,672	1,580
Net cash provided by operating activities	20,323	22,271

Cash Flows from Investing Activities:
Timberland acquisitions, earnest money deposits and other	(33,597)	(11)
Capital expenditures (excluding timberland acquisitions)	(2,117)	(2,862)
Investment in unconsolidated joint venture	—	(10,539)
Distributions from unconsolidated joint venture	3,562	—
Net cash used in investing activities	(32,152)	(13,412)

Cash Flows from Financing Activities:
Repayments of note payable	(69,000)	—
Proceeds from note payable	30,000	11,000
Financing costs paid	(103)	(83)
Issuance of common stock	72,450	—
Other offering costs paid	(3,590)	—
Dividends paid to common stockholders	(12,412)	(10,364)
Repurchase of common shares under the share repurchase program	—	(1,036)
Repurchase of common shares for minimum tax withholdings	(1,225)	(311)
Net cash provided by (used in) financing activities	16,120	(794)
Net increase in cash and cash equivalents	4,291	8,065
Cash and cash equivalents, beginning of period	7,805	9,108
Cash and cash equivalents, end of period	$12,096	$17,173

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (unaudited)

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

CatchMark Timber Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, CatchMark Timber Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management assesses whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the venture, and (3) CatchMark Timber Trust’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other than temporary," CatchMark Timber Trust reduces the investment to its estimated fair value.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Within expenses on the accompanying statements of operations, for the three months ended June 30, 2017, basis of timber related to lease terminations, timber deed expirations and casualty losses have been reclassified from basis of timberland sold to other operating expenses in the amount of $311,000. For the six months June 30, 2017, basis of timber related to lease terminations, timber deed expirations and casualty losses have been reclassified from depletion or basis of timberland sold to other operating expenses, in the amount of $19,000 and $321,000, respectively. Within net cash provided by operating activities on the accompanying statements of cash flows, $19,000 has been reclassified from depletion to basis of timberland sold, lease terminations and other, for the six months ended June 30, 2017.

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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations. This guidance aligns the measurement and classification for share-based payments to non-employees with the guidance for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods therein. CatchMark Timber Trust is currently assessing the impact ASU 2018-07 will have on its consolidated financial statement but does not expect the adoption of this standard will have a material effect on its consolidated financial statements.

3.	Timber Assets

As of June 30, 2018 and December 31, 2017, timber and timberlands consisted of the following, respectively:

	As of June 30, 2018
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$302,615	$13,660	$288,955
Timberlands	401,114	—	401,114
Mainline roads	1,417	679	738
Timber and timberlands	$705,146	$14,339	$690,807

	As of December 31, 2017
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$332,253	$29,035	$303,218
Timberlands	406,284	—	406,284
Mainline roads	1,349	604	744
Timber and timberlands	$739,886	$29,639	$710,246

Timberland Acquisitions

During the six months ended June 30, 2018 and 2017, CatchMark Timber Trust did not complete any timberland acquisitions.

Timberland Sales

During the three months ended June 30, 2018 and 2017, CatchMark Timber Trust sold approximately 3,100 and 4,000 acres of timberland for $6.8 million and $8.0 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $4.8 million and $5.9 million, respectively.

During the six months ended June 30, 2018 and 2017, CatchMark Timber Trust sold approximately 5,300 and 6,800 acres of timberland for $11.1 million and $13.4 million, respectively. CatchMark Timber Trust's cost basis in the timberland sold was $7.7 million and $9.4 million, respectively. Land sale acreage by state is listed below:

	Six Months Ended June 30,
Acres Sold In:	2018	2017
Alabama	800	1,700
Georgia	1,700	4,700
Louisiana	200	400
North Carolina	100	—
South Carolina	2,400	—
Texas	100	—
Total	5,300	6,800

Current Timberland Portfolio

As of June 30, 2018, CatchMark Timber Trust directly owned interests in approximately 504,400 acres of timberlands in the U.S. South, approximately 474,100 acres of which were held in fee-simple interests and approximately 30,300 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

Acres by state as of June 30, 2018	Fee	Lease	Total
Alabama	73,600	5,300	78,900
Florida	2,000	—	2,000
Georgia	261,900	25,000	286,900
Louisiana	20,700	—	20,700
North Carolina	1,500	—	1,500
South Carolina	78,600	—	78,600
Tennessee	300	—	300
Texas	35,500	—	35,500
Total:	474,100	30,300	504,400

4.	Unconsolidated Joint Venture

In April 2017, CatchMark Timber Trust entered into a joint venture (the “Dawsonville Bluffs Joint Venture”) that acquired a portfolio of 11,000 acres of commercial timberlands located in North Georgia for an aggregate purchase price of $20.0 million, exclusive of transaction costs. CatchMark Timber Trust owns a 50% membership interest in the Dawsonville Bluffs Joint Venture and MPERS owns the remaining 50% interest. CatchMark Timber Trust shares substantive participation rights with MPERS, including management selection and termination, and the approval of material operating and capital decisions and, as such, uses the equity method of accounting to record its investment. Income or loss and cash distributions are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Dawsonville Bluffs Joint Venture.

Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

	As of
	June 30, 2018	December 31, 2017
Dawsonville Bluffs Joint Venture:
Total Assets	$14,610	$24,014
Total Liabilities	$656	$660
Total Equity	$13,954	$23,354
CatchMark Timber Trust:
Carrying Value of Investment	$6,977	$11,677
Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dawsonville Bluffs Joint Venture:
Total Revenues	$2,821	$24	$13,614	$24
Net Income (Loss)	$1,417	$(254)	$5,059	$(254)
CatchMark Timber Trust:
Equity Share of Net Income (Loss)	$709	$(127)	$2,530	$(127)

During the three months and six months ended June 30, 2018, CatchMark Timber Trust received a cash distribution of $5.0 million and $7.2 million from the Dawsonville Bluffs Joint Venture.

CatchMark Timber Trust serves as the sole manager of the Dawsonville Bluffs Joint Venture, whereby it manages the day-to-day operations of the business, subject to certain major decisions that require the prior consent of MPERS, in exchange for a management fee. Such management fees are included in other revenues on the accompanying consolidated statement of operations. During the three months ended June 30, 2018 and 2017, CatchMark Timber Trust recognized approximately $25,000 and $29,000 of management fees in other revenues. During the six months ended June 30, 2018 and 2017, CatchMark Timber Trust recognized approximately $61,000 and $29,000 of management fees in other revenues.

On July 6, 2018, CatchMark Timber Trust completed a $200.0 million investment in a joint venture that acquired 1.1 million acres of prime East Texas timberlands (the "Triple T Timberlands"), which closed on July 6, 2018. See Note 10 - Subsequent Events for further details.

5.    Notes Payable and Lines of Credit

As of June 30, 2018 and December 31, 2017, CatchMark Timber Trust had the following debt balances outstanding (in thousands):

				Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate	Current Interest Rate (1)	June 30, 2018	December 31, 2017
Term Loan A-1	12/23/2024	LIBOR + 1.75%	3.84%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	4.00%	100,000	118,809
Term Loan A-3	12/1/2027	LIBOR + 2.00%	4.10%	68,619	118,810
Multi-Draw Term Facility	12/1/2024	LIBOR + 1.50%	3.59%	$30,000	$—
Total Principal Balance				$298,619	$337,619
Less: Net Unamortized Deferred Financing Costs				$(5,674)	$(7,531)
Total				$292,945	$330,088

(1)
Represents weighted-average interest rate as of June 30, 2018. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 - Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

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

Proceeds from the Term Loan A-2 and the Term Loan A-3 were used to repay the outstanding balance of the multi-draw term facility under the previous credit agreement.

During the three months ended June 30, 2018, CatchMark Timber Trust made a $30.0 million draw on the 2017 Multi-Draw Term Facility to fund the earnest money deposit on the Triple T Timberlands transaction, which closed on July 6, 2018. See Note 10 - Subsequent Events for further details. The earnest money deposit was included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

During the three months ended March 31, 2018, CatchMark Timber Trust repaid $69.0 million of its outstanding debt balance on the Term Loan A-2 and A-3 with net proceeds received from the 2018 Equity Offering (See Note 8 - Stockholders' Equity for further information). CatchMark Timber Trust expensed $1.4 million of previously deferred financing costs as a result of the repayments.

As of June 30, 2018, $270.0 million remained available under the 2017 Amended Credit Agreement, consisting of $235.0 million from the 2017 Multi-Draw Term Facility and $35.0 million from the 2017 Revolving Credit Facility.

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

On June 29, 2018, CatchMark Timber Trust amended the 2017 Amended Credit Agreement by entering into a Consent and Amendment Agreement to finance CatchMark's investment in the Triple T Timberlands transaction. This amendment made no other significant changes to the terms of the 2017 Amended Credit Agreement.

Patronage

CatchMark Timber Trust is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. In March 2018 and 2017, CatchMark Timber Trust received patronage refunds of $2.7 million and $2.1 million, respectively, on its eligible borrowings under the 2017 Amended Credit Agreement and the previous credit agreement. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. As of June 30, 2018 and December 31, 2017, CatchMark Timber Trust had approximately $1.5 million and $0.8 million, respectively, of equity in Patronage Banks included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

CatchMark Timber Trust has received a patronage refund on its eligible patronage loans for each year it has been party to its previous credit agreements, and the eligibility remains the same under the 2017 Amended Credit Agreement. Therefore, CatchMark Timber Trust accrues patronage refunds it expects to receive in 2019 based on actual patronage refunds received as a percentage of its weighted-average debt balance. For the three months ended June 30, 2018 and 2017, CatchMark Timber Trust recorded $0.6 million and $0.7 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. For the six months ended June 30, 2018 and 2017, CatchMark Timber Trust recorded $1.2 million and $1.3 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. As of June 30, 2018 and December 31, 2017, approximately $1.2 million and $2.7 million of patronage refunds were included in accounts receivable on the consolidated balance sheets.

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

CatchMark Timber Trust was in compliance with the financial covenants of the 2017 Amended Credit Agreement as of June 30, 2018.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended June 30, 2018 and 2017, CatchMark Timber Trust made interest payments of $2.7 million and $2.8 million, respectively, on its borrowings. Included in the interest payments for the three months ended June 30, 2017 was unused commitment fees of $0.1 million. No unused commitment fees were paid during the second quarter of 2018.

During the six months ended June 30, 2018 and 2017, CatchMark Timber Trust made interest payments of $5.6 million and $5.3 million, respectively, on its borrowings. Included in the interest payments for the six months ended June 30, 2018 and 2017 were unused commitment fees of $0.1 million and $0.3 million, respectively.

As of June 30, 2018 and December 31, 2017, the weighted-average interest rate on these borrowings, after consideration of interest rate swaps (see Note 6 - Interest Rate Swaps), was 3.93% and 3.61%, respectively. After further consideration of expected patronage refunds, CatchMark Timber Trust's weighted-average interest rate as of June 30, 2018 and December 31, 2017 was 3.13% and 2.81%, respectively.

The fair value of CatchMark Timber Trust's outstanding debt approximated its book value as of June 30, 2018. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark Timber Trust uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. During the first quarter of 2018, CatchMark Timber Trust entered into two separate interest rate swaps with Rabobank on $30.0 million and $20.0 million of the 2017 Term Loan Facilities (collectively, the "2018 Rabobank Swaps"). CatchMark Timber Trust had seven interest rate swaps outstanding as of June 30, 2018, with terms below:

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
					$200,000

As of June 30, 2018, CatchMark Timber Trust’s interest rate swaps effectively fixed the interest rate on $200.0 million of its $298.6 million variable rate debt at 3.92%. All seven interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark Timber Trust's interest rate swaps measured at fair value as of June 30, 2018 and December 31, 2017:

		(in thousands)
		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$5,992	$2,935
Interest rate swaps	Other liabilities	$(165)	$(559)

As of June 30, 2018, CatchMark Timber Trust estimated that approximately $0.5 million will be reclassified from accumulated other comprehensive income to interest expense over the next 12 months.

During the six months ended June 30, 2018 and 2017, CatchMark Timber Trust recognized a change in fair value of the interest rate swaps of approximately $3.5 million and $0.6 million as other comprehensive income and other comprehensive loss, respectively. There was no hedge ineffectiveness on the interest rate swaps required to be recognized in current earnings.

During the three months ended June 30, 2018 and 2017, net payments of approximately $0.1 million and $0.3 million were made under the interest rate swaps, respectively. During the six months ended June 30, 2018 and 2017, net payments of approximately $0.3 million and $0.5 million were made under the interest rates swaps, respectively. Interest rate swaps payments were recorded as interest expense.

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

9.    Stock-based Compensation

Stock-based Compensation - Independent Directors

On June 25, 2018, CatchMark Timber Trust issued 23,736 shares to its six independent directors, 4,154 shares of which were repurchased for estimated income tax payments. CatchMark Timber Trust recognized approximately $0.3 million and $0.3 million of fair value of the award within general and administrative expenses for the three months and six months ended June 30, 2018, respectively.

Stock-based Compensation - Employees

During the three months ended June 30, 2018, CatchMark Timber Trust did not issue any share of service-based restricted stock grants to its non-executive employees.

A rollforward of CatchMark Timber Trust's unvested, service-based restricted stock awards to employees for the six months ended June 30, 2018 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	278,633	$11.05
Granted	73,000	$12.97
Vested	(140,984)	$11.46
Forfeited	—	$—
Unvested at June 30, 2018	210,649	$11.44

Stock-based Compensation Expense

A summary of CatchMark Timber Trust's stock-based compensation expense for the three months and six months ended June 30, 2018 and 2017 is presented below:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based Compensation Expense classified as:	2018	2017	2018	2017
General and administrative expenses	$758	$678	$1,274	$1,004
Forestry management expenses	38	240	287	334
Total	$796	$918	$1,561	$1,338

As of June 30, 2018, approximately $3.3 million of unrecognized compensation expense related to non-vested restricted stock and RSU's remained and will be recognized over a weighted-average period of 2.2 years.

10.    Subsequent Events

Triple T Joint Venture

On July 6, 2018, CatchMark Timber Trust and affiliates, together with a consortium of institutional investors, including BTG Pactual Timberland Investment Group, Highland Capital Management, Medley Management Inc., and British Columbia Investment Management Corporation (the "Triple T Joint Venture"), completed the acquisition of 1.1 million acres of prime East Texas timberlands, or the Triple T Timberlands, for approximately $1.39 billion. The property was sold by Campbell Global on behalf of the institutional owners of the property. The purchase price of the Triple T Timberlands was financed through the proceeds of the Triple T Joint Venture partners' equity contributions, including a $200 million equity contribution by CatchMark Timber Trust, and a $600 million, seven-year term loan made pursuant to a credit agreement, dated July 6, 2018, between the Triple T Joint Venture and its affiliates and the lenders. Borrowings under the term loan bear interest at a floating rate equal to LIBOR or a base rate, plus a margin determined based upon a LTV ratio and are secured by all of the assets of the Triple T Joint Venture and its subsidiaries. CatchMark Timber Trust funded its $200 million equity contribution with borrowings under the 2017 Multi-Draw Term Facility, including the $30 million earnest money deposit made during the quarter and $170 million borrowed on July 5, 2018.

In connection with the Triple T Joint Venture, a subsidiary of CatchMark entered into an asset management agreement pursuant to which CatchMark will receive an asset management fee equal to 1%, subject to reduction in certain circumstances, of the value of the equity contributions from the institutional investors in the Triple T Joint Venture during the term of the joint venture. As a result, for its investment of $200 million, CatchMark Timber Trust tripled the number of acres under its management to approximately 1.6 million acres and significantly expanded its fee-based asset management business.

CatchMark Timber Trust expects to use the equity method to account for its investment in the Triple T Joint Venture. Income (loss) and cash distributions from the Triple T Joint Venture will be allocated according to the provisions of the joint venture agreement, which is different than stated ownership percentage. Accordingly, CatchMark Timber Trust anticipates using the hypothetical-liquidation-at-book-value approach (“HLBV”) to determine its equity in earnings of the Triple T Joint Venture. As a result of transaction costs and distribution preferences, CatchMark Timber Trust anticipates incurring non-cash GAAP losses from the unconsolidated Triple T Joint Venture equal to its initial investment in the joint venture in the near term.

Dividend Declaration

On August 2, 2018, CatchMark Timber Trust declared a cash dividend of $0.135 per share for its common stockholders of record on August 30, 2018, payable on September 14, 2018.

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

We strive to deliver superior long-term returns for our stockholders through disciplined acquisitions, sustainable harvests, and well-timed sales. Our immediate emphasis is to grow through selective acquisitions and investments in high demand fiber markets and to efficiently integrate new acquisitions and investments into our operations. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on prime timberlands, as well as opportunistic land sales to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of our forests.

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

In April 2017, we entered into our first joint venture, the Dawsonville Bluffs Joint Venture. For the six months ended June 30, 2018, we recognized $2.5 million in equity earnings and received $7.2 million in cash distributions from the Dawsonville Bluffs Joint Venture. See Note 4 - Unconsolidated Joint Venture to our accompanying consolidated financial statements and "Results of Operations" below for further details.

On July 6, 2018, we, together with a consortium of institutional investors, completed the acquisition of 1.1 million acres of prime East Texas timberlands from Campbell Global for approximately $1.39 billion. We serve as the asset manager for the Triple T Joint Venture. For an investment of $200 million in the Triple T Joint Venture, we have tripled the number of acres under our management to approximately 1.6 million acres and significantly expanded our fee-based asset management business. This innovative transaction fits our profile for acquiring interests in properties that can provide sustainable growth for our stockholders. The Triple T Timberlands have a highly productive site index and are projected to grow from the current 2.8 million tons of annual harvest volume to more than five million tons by 2028.

We expect to use the equity method to account for our investment in the Triple T Joint Venture. Income (loss) and cash distributions from the Triple T Joint Venture will be allocated according to the provisions of the joint venture agreement, which is different than the stated ownership percentage. Accordingly, we anticipate using HLBV to determine our equity in earnings of the Triple T Joint Venture. As a result of transaction costs and distribution preferences, we anticipate incurring non-cash GAAP losses from the unconsolidated Triple T Joint Venture equal to our initial investment in the joint venture in the near term. We expect to adjust for such non-cash losses in our non-GAAP measures, including Adjusted EBITDA, as they are based on a hypothetical liquidation scenario and are based on book value rather than fair value.

See Note 10 - Subsequent Events to our accompanying consolidated financial statements for additional information regarding the Triple T Joint Venture.

Timberland Portfolio

As of June 30, 2018, we wholly owned interests in approximately 504,400 acres of high-quality industrial timberland in the U.S. South, consisting of approximately 474,100 acres of fee timberlands and approximately 30,300 acres of leased timberlands. Our wholly-owned timberlands contained acreage comprised of approximately 74% pine stands and 26% hardwood stands located within an attractive and competitive fiber basket encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Wholly-owned timberland acreage by state is listed below:

	As of June 30, 2018
Acres Located In:	Fee	Lease	Total
Alabama	73,600	5,300	78,900
Florida	2,000	—	2,000
Georgia	261,900	25,000	286,900
Louisiana	20,700	—	20,700
North Carolina	1,500	—	1,500
South Carolina	78,600	—	78,600
Tennessee	300	—	300
Texas	35,500	—	35,500
Total:	474,100	30,300	504,400

As of June 30, 2018, our wholly-owned timber inventory consisted of an estimated 19.9 million tons of merchantable inventory with the following components:

	Tons (in millions)
Merchantable timber inventory: (1)	Fee	Lease	Total
Pulpwood	9.6	0.6	10.2
Sawtimber (2)	9.3	0.4	9.7
Total	18.9	1.0	19.9

(1)
Merchantable timber inventory does not include current year growth, which should approximate current year harvest volumes (see Results of Operations below for information on current year harvest volume).

(2) Includes chip-n-saw and sawtimber.

In addition to the wholly-owned timber assets, as of June 30, 2018, we owned a 50% member interest in the Dawsonville Bluffs Joint Venture that owns approximately 5,600 acres of high-quality commercial timberlands located in north Georgia. On July 6, 2018, we acquired an interest in the Triple T Joint Venture, which owns 1.1 million acres of prime East Texas timberlands with approximately 39.8 million tons of merchantable timber inventory. We serve as the asset manager for the Triple T Joint Venture.

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2018, WestRock is required to purchase approximately 408,000 tons of timber under the Mahrt Timber Agreements. For the six months ended June 30, 2018, WestRock purchased approximately 202,000 tons under the Mahrt Timber Agreements, which contributed approximately 14% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 – Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition that closed in June 2016. For full year 2018, we are required by the Carolinas Supply Agreement to supply to IP approximately 137,000 tons of pulpwood. During the six months ended June 30, 2018, we sold approximately 70,600 tons under the Carolinas Supply Agreement, which contributed approximately 5% of our net timber sales revenue.

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

Shelf Registration Statement and Equity Offerings

On June 2, 2017, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 16, 2017. The Shelf Registration Statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering.

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

The table below presents the details of each credit facility under the 2017 Amended Credit Agreement as of June 30, 2018:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee	Total Availability	Outstanding Balance	Remaining Availability
2017 Revolving Credit Facility	12/1/2022	LIBOR + 1.50%	0.20%	$35,000	$—	$35,000
2017 Multi-Draw Term Facility	12/1/2024	LIBOR + 1.50%	0.20%	265,000	30,000	235,000
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Total				$568,619	$298,619	$270,000

(1)	The applicable LIBOR margin on the 2017 Revolving Credit Facility and the 2017 Multi-Draw Term Facility ranges from 1.50% to 2.20%, depending on the LTV ratio.

On July 5, 2018, CatchMark Timber Trust borrowed $170.0 million under the 2017 Multi-Draw Term Facility to fund its investments in the Triple T Joint Venture. See Note 10 - Subsequent Events to our accompanying consolidated financial statements for further details.

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

We were in compliance with the financial covenants of the 2017 Amended Credit Agreement as of June 30, 2018.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2018 was $20.3 million, a $1.9 million, or 9%, decrease from the six months ended June 30, 2017. Cash provided by operating activities consisted primarily of receipts from customers for timber and timberland sales and distributions from the unconsolidated joint venture, reduced by payments for operating costs, administrative expenses and interest expense. The decrease was primarily due to incurring $3.6 million in pursuit costs related to the Triple T Joint venture (which were reimbursed by the joint venture in July 2018) and a $2.6 million decrease in net timberland sales, offset by a $3.7 million operating distribution received from the Dawsonville Bluffs Joint Venture and an increase of $1.0 million in net timber sales.

Net cash used in investing activities for the six months ended June 30, 2018 was $32.2 million, which was $18.7 million more than the six months ended June 30, 2017. The increase was primarily due to a $30.0 million earnest money deposit related to the Triple T Timberlands transaction, offset by a $3.6 million return of capital distribution received from the Dawsonville Bluffs Joint Venture during the six months ended June 30, 2018, as compared to investing $10.5 million in the Dawsonville Bluffs Joint Venture during the same period in the prior year.

Net cash provided by financing activities for the six months ended June 30, 2018 was $16.1 million as compared to using $0.8 million in financing activities in the six months ended June 30, 2017. During the six months ended June 30, 2018, we borrowed $30.0 million under the 2017 Multi-Draw Term Facility to fund the earnest money deposit related to Triple T Timberlands. We received $72.5 million of gross proceeds from the 2018 Equity Offering. After deducting $3.5 million in underwriting commissions and fees and other issuance costs, the net proceeds of $69.0 million from the 2018 Equity Offering were used to pay down our outstanding debt balances. We distributed $12.4 million to our stockholders, fully funded by net cash provided by operating activities. We did not make any repurchases of common shares under our share repurchase program during the six months ended June 30, 2018.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, borrowing capacity and possible public offerings of equity or debt securities, necessary to meet our current and future obligations that become due over the next 12 months. As of July 31, 2018, we had a cash balance of $21.3 million and had access to $100.0 million of additional borrowing capacity under the 2017 Amended Credit Agreement (see 2017 Amended Credit Agreement above).

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

Contractual Obligations and Commitments

As of June 30, 2018, our contractual obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations (1)	$298,619	$—	$—	$—	$298,619
Estimated interest on debt obligations (1) (2)	92,699	5,923	23,582	23,686	39,508
Operating lease obligations	2,873	570	1,399	904	—
Other liabilities (3)	559	12	279	268	—
Total	$394,750	$6,505	$25,260	$24,858	$338,127

(1)
Represents respective obligations under the 2017 Amended Credit Agreement as of June 30, 2018, in which $268.6 million was outstanding under the 2017 Term Loan Facilities and $30.0 million was outstanding under the 2017 Multi-Draw Term Facilities (see "2017 Amended Credit Agreement" above).

(2)	Amounts include the impact of interest rate swaps. See Note 6 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Represents future payments to satisfy a liability that expires in May 2022 which was assumed upon a timberland acquisition.

Distributions

Our board of directors declares cash distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors.

On February 15, 2018, our board of directors declared a cash dividend for stockholders of record as of February 28, 2018 in the amount of $0.135 per share. This distribution was paid on March 16, 2018. On May 3, 2018, our board of directors declared a cash dividend of $0.135 per share for our common stockholders of record on May 31, 2018. This distribution was paid on June 15, 2018.

For the six months ended June 30, 2018, we paid total distributions to stockholders of $12.4 million, which was funded from net cash provided by operating activities.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes, the level of timberland sales, changes to associated depletion rates, varying interest expense based on the amount and cost of outstanding borrowings, and earnings from joint venture investments.

Timber sales volumes, net timber sales prices, timberland sales, and changes in volume, price and harvest mix for the three months and six months ended June 30, 2018 and 2017 are shown in the following tables:

	Three Months Ended June 30,		Change
	2018	2017	%
Timber sales volume (tons)
Pulpwood	341,870	352,476	(3)%
Sawtimber (1)	218,755	229,635	(5)%
	560,625	582,111	(4)%

Harvest mix
Pulpwood	61%	61%
Sawtimber (1)	39%	39%

Net timber sales price (per ton) (2)
Pulpwood	$13	$12	8%
Sawtimber (1)	$24	$24	—%

Timberland sales
Gross sales (000's)	$6,834	$7,953
Sales volume (acres)	3,100	4,000
% of fee acres	0.7%	0.9%
Sales price (per acre)	$2,199	$1,993

	Six Months Ended June 30,		Change
	2018	2017	%
Timber sales volume (tons)
Pulpwood	695,566	643,421	8%
Sawtimber (1)	439,843	450,022	(2)%
	1,135,409	1,093,443	4%

Harvest mix
Pulpwood	61%	59%
Sawtimber (1)	39%	41%

Net timber sales price (per ton) (2)
Pulpwood	$14	$13	8%
Sawtimber (1)	$23	$24	(1)%

Timberland sales
Gross sales (000's)	$11,086	$13,403
Sales volume (acres)	5,300	6,800
% of fee acres	1.1%	1.5%
Sales price (per acre)	$2,099	$1,967
(1)    Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2018 and 2017.

During the second quarter of 2018, South-wide stumpage prices for all product categories declined from the previous quarter, as reported by TimberMart-South. As a seasonal tendency in the second quarter, the Southern timber market was constrained by wet weather, mill outages, high inventories and quotas. South-wide pine sawtimber stumpage price remained below $24 per ton for the sixth consecutive quarter. Relative to the second quarter of 2017, stumpage prices for all pine product categories improved by 1%, while hardwood sawtimber and hardwood pulpwood prices improved by 4% and 19%, respectively.

Anticipating strong financial performance and contributions from the Dawsonville Bluffs Joint Venture in 2018, our operating plan for 2018 entails tactically deferring some harvest to future periods when we expect to capture better pricing. Executed according to plan, our harvest volume for the second quarter of 2018 was 4% lower than the prior year quarter. Year-to-date volume was 4% higher than the six months ended June 30, 2017 primarily as a result of increased delivered pulpwood volume during the first quarter of 2018 when we took advantage of favorable pulpwood pricing.

Our pulpwood stumpage price for the quarter increased by 8% from the prior year quarter primarily as a result of increased harvests from strong local markets, including particularly from our Coastal Georgia property acquired in the fourth quarter of 2017. Our sawtimber stumpage price for the second quarter was consistent with the prior year quarter at $24 per ton, which was higher than the South-wide market average. Additionally, chip-n-saw as a percentage of sawtimber volumes increased as we took advantage of favorable chip-n-saw pricing. Our realized stumpage prices trend with the overall South-wide timber market reported by TimberMart-South and are generally higher than South-wide average due to the strength of the micro-markets in which we operate.

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

Revenues. Revenues for the three months ended June 30, 2018 was $26.2 million, consistent with that for the three months ended June 30, 2017 as a result of a $1.1 million decrease in timberland sales revenue, offset by a $0.4 million increase in timber sales revenue and a $0.2 million increase in other revenues. Timberland sales revenue decreased to $6.8 million for the three months ended June 30, 2018 from $8.0 million for the three months ended June 30, 2017 as we sold fewer acres in 2018 at higher average per-acre sales price. Gross timber sales revenue increased 2% as a result of a 6% increase in average pricing offset by a 4% decrease in harvest volume. Average pricing increased primarily as a result of a 6% increase in delivered sales as a percentage of our total timber sales and harvest from local markets with strong pricing, including our Coastal Georgia property acquired in the fourth quarter of 2017. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries. Timber sales revenue generated by properties acquired within the last 12 months are attributed to volume change in the table below.

Timber sales revenue by product for the three months ended June 30, 2018 and 2017 are shown in the following table:

	Three Months Ended June 30, 2017	Changes attributable to:		Three Months Ended June 30, 2018
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$9,191	$261	$88	$9,540
Sawtimber (2)	8,196	(114)	123	8,205
	$17,387	$147	$211	$17,745

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs increased 5% to $8.0 million for the three months ended June 30, 2018 from $7.6 million for the three months ended June 30, 2017 as a result of a 6% increase in delivered sales volume.

Depletion expense decreased 8% to $6.6 million for the three months ended June 30, 2018 from $7.2 million for the three months ended June 30, 2017 due to a 4% decrease in harvest volume and lower blended depletion rates. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion, while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect depletion rates of our current portfolio to decrease over time.

Costs of timberland sales decreased to $5.2 million for the three months ended June 30, 2018 from $5.6 million for the three months ended June 30, 2017 as we sold fewer acres in 2018.

Forestry management fees decreased to $1.4 million for the three months ended June 30, 2018 from $1.7 million for the three months ended June 30, 2017 as a result of a $0.3 million decrease in personnel costs due to changes in time allocations of certain personnel as a result of the Triple T Timberlands transaction..

General and administrative expenses increased to $3.2 million for the three months ended June 30, 2018 from $2.7 million for the three months ended June 30, 2017 primarily due to a $0.2 million increase in investment pursuit costs and a $0.2 million increase in personnel costs due to changes in time allocations of certain personnel as a result of the Triple T Timberlands transaction and which were offset by the personnel cost decrease in forestry management fees.

Interest expense. Interest expense for the three months ended June 30, 2018 was $2.6 million, consistent with that for the three months ended June 30, 2017 primarily due to a $0.3 million decrease in interest expense on interest rate swaps as a result of favorable swap rates on certain interest rate swaps, offset by a $0.2 million increase in interest expense on outstanding debt due to higher effective interest rates on our borrowings.

Income from unconsolidated joint venture. During the three months ended June 30, 2018, we recognized $0.7 million of income from the Dawsonville Bluffs Joint Venture, which represents our portion of the joint venture’s second quarter 2018 net income of $1.4 million, generated primarily through the sales of mitigation bank credits and HBU timberland.

Net loss. Our net loss decreased to $1.5 million for the three months ended June 30, 2018 from $2.5 million for the three months ended June 30, 2017 primarily due to a $0.8 million increase in income from the Dawsonville Bluffs Joint Venture. Our net loss per share for the three months ended June 30, 2018 and 2017 was $0.03 and $0.06, respectively.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Revenues. Revenues increased to $50.4 million for the six months ended June 30, 2018 from $50.0 million for the six months ended June 30, 2017 due to an increase in timber sales revenue of $2.5 million and other revenue of $0.2 million, offset by a $2.3 million decrease in timberland sales revenue. Gross timber sales revenue increased 7% primarily as a result of a 4% increase in harvest volume and a 3% increase in average pricing. Average pricing increased primarily as a result of a 5% increase in delivered sales as a percentage of our total timber sales. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

Timber sales revenue by product for the six months ended June 30, 2018 and 2017 are shown in the following table:

	Six Months Ended June 30, 2017	Changes attributable to:		Six Months Ended June 30, 2018
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$17,464	$(385)	$2,125	$19,204
Sawtimber (2)	16,415	798	(19)	17,194
	$33,879	$413	$2,106	$36,398

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

Timberland sales revenue decreased to $11.1 million for the six months ended June 30, 2018 from $13.4 million for the six months ended June 30, 2017 as we sold fewer acres in 2018 due to timing of closings, offset by higher average per-acre sales price.

Operating Expenses. Contract logging and hauling costs increased 10% to $16.5 million for the six months ended June 30, 2018 from $15.0 million for the six months ended June 30, 2017 as a result of a 11% increase in delivered sales volume.

Depletion expense increased 3% to $13.7 million for the six months ended June 30, 2018 from $13.2 million for the six months ended June 30, 2017 due to 4% increase in harvest volume offset by lower blended depletion rates.

Costs of timberland sales decreased to $8.4 million for the six months ended June 30, 2018 from $9.5 million for the six months ended June 30, 2017 as we sold fewer acres in 2018.

Forestry management fees increased $0.1 million to $3.3 million for the six months ended June 30, 2018 as a result of a $0.2 million increase in third-party manager costs offset by lower personnel costs due to changes in time allocations of certain personnel as a result of the Triple T Timberlands transaction.

General and administrative expenses increased to $6.1 million for the six months ended June 30, 2018 from $5.2 million for the six months ended June 30, 2017 primarily due to a $0.2 million increase in investment pursuit costs and an increase in personnel costs due to changes in time allocations of certain personnel as a result of the Triple T Timberlands transaction and which were offset by the personnel cost decrease in forestry management fees.

Other operating expenses for the six months ended June 30, 2018 increased to $2.8 million for the six months ended June 30, 2018 from $2.6 million the six months ended June 30, 2017 primarily as a result of an increase in logging road maintenance cost and an increase in planting costs on leased properties.

Interest expense. Interest expense increased to $6.8 million for the six months ended June 30, 2018 from $5.3 million for the six months ended June 30, 2017 primarily due to a $1.4 million non-recurring write-off of deferred financing costs as a result of repaying $69.0 million outstanding debt in March 2018. Additionally, the cash component of interest expense increased in the six months ended June 30, 2018 by $0.1 million from 2017 due to higher LIBOR rates.

Income from unconsolidated joint venture. During the six months ended June 30, 2018, we recognized $2.5 million of income from the Dawsonville Bluffs Joint Venture, which represents our portion of the joint venture’s net income of $5.1 million, generated primarily through the sale of HBU timberland and mitigation bank credits.

Net loss. Our net loss increased to $4.9 million for the six months ended June 30, 2018 from $4.4 million for the six months ended June 30, 2017 primarily due to the $1.7 million increase in operating loss and the $1.5 million increase in interest expense, offset by the $2.7 million increase in income from the Dawsonville Bluffs Joint Venture. Our net loss per share for the six months ended June 30, 2018 and 2017 was $0.10 and $0.11, respectively.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance and ability to satisfy lender requirements. EBITDA is a non-GAAP financial measure of operating performance. EBITDA is defined by the SEC as earnings before interest, taxes, depreciation and amortization; however, we have excluded certain other expenses which we believe are not indicative of the ongoing operating results of our timberland portfolio, and we refer to this measure as Adjusted EBITDA (see the reconciliation table below). As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Due to the significant amount of timber assets subject to depletion and the significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial performance. By providing this non-GAAP financial measure, together with the reconciliation below, we believe we are enhancing investors’ understanding of our business and our ongoing results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income, cash from operations, or other financial statement data presented in accordance with GAAP in our consolidated financial statements as indicators of our operating performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

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

For the three months ended June 30, 2018, Adjusted EBITDA was $14.0 million, consistent with the three months ended June 30, 2017, primarily due to a $1.4 million decrease in net timberland sales, offset by $1.4 million of Adjusted EBITDA from the Dawsonville Bluffs Joint Venture.

For the six months ended June 30, 2018, Adjusted EBITDA was $28.9 million, a $4.0 million increase from the six months ended June 30, 2017, primarily due to $6.5 million of Adjusted EBITDA from the Dawsonville Bluffs Joint Venture, a $1.0 million increase in net timber sales and a $0.2 million increase in other revenues, offset by a $2.6 million decrease in net timberland sales, a $0.6 million increase in general and administrative expenses, and a $0.4 million increase in other operating expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(1,505)	$(2,466)	$(4,890)	$(4,445)
Add:
Depletion	6,598	7,208	13,660	13,246
Basis of timberland sold, lease terminations and other (1)	4,932	5,864	7,788	9,400
Amortization (2)	314	349	2,039	653
Depletion, amortization, and basis of timberland and mitigation credits sold included in income from unconsolidated joint venture (3)	590	3	3,846	3
Stock-based compensation expense	796	918	1,561	1,338
Interest expense (2)	2,290	2,419	4,871	4,713
Other (4)	—	16	35	20
Adjusted EBITDA	$14,015	$14,311	$28,910	$24,928

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

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

As of June 30, 2018, the outstanding balance of the 2017 Amended Credit Agreement was $298.6 million, $100.0 million of which was outstanding under the Term Loan A-1, $100.0 million of which was outstanding under the Term Loan A-2, $68.6 million of which was outstanding under the Term Loan A-3, and $30.0 million of which was outstanding under the 2017 Multi-Draw Term Facility. The Term Loan A-1 matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, the Term Loan A-2 matures on December 1, 2026 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.90%, the Term Loan A-3 matures on December 1, 2027 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 2.0%, and the 2017 Multi-Draw Term Facility matures on December 1, 2024 and bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark Timber Trust's LTV Ratio.

As of June 30, 2018, we had seven outstanding interest rate swaps with a total notional value of $200.0 million. After consideration of the interest rate swaps, $98.6 million of our total debt outstanding remains subject to variable interest rate. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of June 30, 2018, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$—	$98,619	$98,619
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	—%	3.94%	3.94%
Effectively fixed-rate debt	—%	—%	—%	—%	—%	3.92%	3.92%

As of June 30, 2018, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.93%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. The amount of effectively variable-rate debt outstanding in the future will largely depend on the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of amounts outstanding under the 2017 Amended Credit Agreement, the acquisition of timberland properties and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

We may fail to realize all of the anticipated benefits of the Triple T Joint Venture or those benefits may take longer to realize than expected. We also may encounter significant difficulties in integrating the business and operations of the Triple T Timberlands. The future results of our company will suffer if we do not effectively manage our expanded operations.

Our ability to realize the anticipated benefits of the Triple T Joint Venture depends, to a large extent, on our ability to successfully integrate the business and operations of the Triple T Timberlands recently acquired by the Triple T Joint Venture and managed by us. Following the acquisition of the Triple T Timberlands, the number of acres of timberlands under our management has increased significantly. The integration and combination of an acquired business can be a complex, costly and time-consuming process. As a result, we may be required to devote significant management attention and resources to integrating the business practices and operations of the Triple T Timberlands. The integration process may disrupt our business and the business of the Triple T Timberlands and, if implemented ineffectively, could restrict the full realization of the anticipated benefits of the Triple T Joint Venture. The failure to meet the challenges involved in integrating the business and operations of the Triple T Timberlands and to realize the anticipated benefits of the Triple T Joint Venture could cause an interruption of, or a loss of momentum in, our business activities or those of the Triple T Timberlands and could adversely impact our business, financial condition and results of operations. In addition, the overall integration of the business and operations of the Triple T Timberlands may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention. The challenges of combining our operations and those of the Triple T Timberlands:

•	difficulties in the integration of operations and systems;

•	difficulties in managing the expanded operations of a larger business operation;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in retaining, attracting and assimilating key personnel, including personnel that are considered key to the future success of the business of the Triple T Joint Venture; and

•	challenges in keeping key business relationships in place.

Many of these factors are outside of our control, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenues and earnings, and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, even if the business and operations of the Triple T Timberlands are integrated successfully with our business and operations, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or earnings accretion that are expected. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred in the integration process. Furthermore, the Triple T Timberlands may have unknown or contingent liabilities that we have assumed but that were not discovered during the course of our due diligence. These liabilities could include exposure to unexpected environmental problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to us.

All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the Triple T Joint Venture to us, negatively impact the price of our common stock, or have a material adverse effect on our business, financial condition and results of operations.

Actions of one or more of our joint venture partners could negatively impact the operation and performance of the Triple T Joint Venture.

Our joint venture relationship with the other joint venture partners presents certain risks that could jeopardize the successful operation and performance of the Triple T Joint Venture and the Triple T Timberlands, including, without limitation:

•	the risk that one or more of our joint venture partners might become bankrupt, insolvent or otherwise unable to meet its financial obligations under the terms of the Triple T Joint Venture;

•	the risk that one or more our joint venture partners may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•
the risk that one or more of our joint venture partners may be in a position to take actions that are contrary to the agreed upon terms of the Triple T Joint Venture, our instructions or our policies or objectives;

•	the risk that we may incur liabilities as a result of an action taken by one or more of our joint venture partners;

•
the risk that disputes between us and one or more of our joint venture partners may result in litigation or arbitration that would increase our expenses and occupy the time and attention of our officers and directors; and

•	the risk that we may not be able to sell our interest in the Triple T Joint Venture when we desire to exit the Triple T Joint Venture, or at an attractive price.

The occurrence of any of the foregoing risks with respect to the Triple T Joint Venture could have an adverse effect on the financial performance of the Triple T Joint Venture, which could in turn have an adverse effect on our financial performance and the value of an investment in our company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	26,276	$12.26	—	$19.8	million
May 1 - May 31	—	$—	—	$19.8	million
June 1 - June 30	4,154	$12.64	—	$19.8	million
Total	30,430		—

(1)	On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares.

(2)	Represents shares purchased for tax withholding or estimated income tax payments purposes only.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth below and incorporated by reference herein.

Exhibit Number	Description

2.1
Crown Pine Purchase Agreement, dated as of May 14, 2018, by and among Creek Pine Holdings, LLC, Crown Pine Parent, L.P., Crown Pine REIT, Inc, GPT1, LLC and Crown Pine Timber 1, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 18, 2018)

3.1
Sixth Articles of Amendment and Restatement of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-191322) filed on September 23, 2013)

3.3	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	August 2, 2018	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)