Form 10-Q
period 2018-09-30
CatchMark Timber Trust, Inc.
filed 2018-11-01
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files)
Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, as of October 31, 2018: 49,026,621 shares

FORM 10-Q

CATCHMARK TIMBER TRUST, INC.

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AFM	American Forestry Management, Inc.
AgFirst	Agfirst Farm Credit Bank
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
HBU	Higher and Better Use
IP	International Paper Company
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
MBF	Thousand Board Feet
MPERS	Missouri Department of Transportation & Patrol Retirement System
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
SEC	Securities and Exchange Commission
TRS	Taxable REIT Subsidiary
U.S.	United States
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of CatchMark Timber Trust, Inc. (“CatchMark”, “we,” “our,” or “us”) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with written or oral statements made to the press, potential investors, or others. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act.

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report relate to anticipated delivery of income, value and long-term returns through sustainable harvests, well-timed real estate sales, selective acquisitions, joint ventures, and related fee-based asset management business; property performance and anticipated growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; possible interest rate risk mitigation actions; anticipated non-cash GAAP losses from the unconsolidated Triple T Joint Venture; and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to our recently completed Triple T Timberlands transaction and include, but are not limited to, statements about the expected benefits of the transaction, including anticipated harvest volume, financial and operating results and future returns to stockholders; our plans, objectives, expectations, projections and intentions; our integration plans; and projected growth in our annual harvest volumes.

Forward-looking statements are based on a number of assumptions involving judgments and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience and our present expectations. Such risks and uncertainties with regard to the Triple T Timberlands transaction include, but are not limited to, the risks that the acquired assets and operations may not be integrated successfully or integration costs may be higher than anticipated; the expected benefits of and growth from the transaction may not be fully realized or make take longer to realize than expected; the diversion of management time on integration-related matters; the potential impact of the transaction on relationships with customers, suppliers, competitors, and management and other employees; and litigation risks related to the transaction. With respect to our ongoing business, such risks and uncertainties include those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent reports filed with the SEC. Accordingly, readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I.	FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows reflects all adjustments, consisting solely of normal and recurring adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three months and nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$15,323	$7,805
Accounts receivable	6,549	4,575
Prepaid expenses and other assets	10,495	5,436
Deferred financing costs	348	403
Timber assets (Note 3):
Timber and timberlands, net	773,844	710,246
Intangible lease assets, less accumulated amortization of $944 and $941 as of September 30, 2018 and December 31, 2017, respectively	13	16
Investments in unconsolidated joint ventures (Note 4)	128,926	11,677
Total assets	$935,498	$740,158

Liabilities:
Accounts payable and accrued expenses	$6,411	$4,721
Other liabilities	3,920	2,969
Notes payable and lines of credit, net of deferred financing costs (Note 5)	551,598	330,088
Total liabilities	561,929	337,778

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 49,125 and 43,425 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	491	434
Additional paid-in capital	730,814	661,222
Accumulated deficit and distributions	(364,454)	(261,652)
Accumulated other comprehensive income	6,718	2,376
Total stockholders’ equity	373,569	402,380
Total liabilities and stockholders’ equity	$935,498	$740,158
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Timber sales	$16,742	$17,049	$53,140	$50,928
Timberland sales	3,818	342	14,904	13,745
Asset management fees	2,698	40	2,759	69
Other revenues	1,319	1,181	4,127	3,831
	24,577	18,612	74,930	68,573
Expenses:
Contract logging and hauling costs	7,613	6,876	24,154	21,857
Depletion	6,224	7,265	19,884	20,511
Cost of timberland sales	3,210	211	11,590	9,706
Forestry management expenses	1,370	1,737	4,622	4,874
General and administrative expenses	2,484	2,257	8,602	7,477
Land rent expense	153	146	490	452
Other operating expenses	1,356	1,340	4,197	3,988
	22,410	19,832	73,539	68,865
Operating income (loss)	2,167	(1,220)	1,391	(292)

Other income (expense):
Interest income	20	37	180	74
Interest expense	(4,321)	(2,819)	(11,125)	(8,101)
	(4,301)	(2,782)	(10,945)	(8,027)

Net loss before unconsolidated joint ventures	(2,134)	(4,002)	(9,554)	(8,319)
Loss from unconsolidated joint ventures	(76,765)	(42)	(74,235)	(169)
Net loss	$(78,899)	$(4,044)	$(83,789)	$(8,488)

Weighted-average common shares outstanding - basic and diluted	49,118	38,823	47,551	38,799

Net loss per share - basic and diluted	$(1.61)	$(0.10)	$(1.76)	$(0.22)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(78,899)	$(4,044)	$(83,789)	$(8,488)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	891	(531)	4,342	(1,103)
Comprehensive loss	$(78,008)	$(4,575)	$(79,447)	$(9,591)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	43,425	$434	$661,222	$(261,652)	$2,376	$402,380
Common stock issued pursuant to:
Equity offering	5,750	58	72,392			72,450
LTIP, net of forfeitures and amounts withheld for income taxes	(50)	(1)	823			822
Stock issuance cost			(3,623)			(3,623)
Dividends to common stockholders ($0.405 per share)				(19,013)		(19,013)
Net loss				(83,789)		(83,789)
Other comprehensive income					4,342	4,342
Balance, September 30, 2018	49,125	$491	$730,814	$(364,454)	$6,718	$373,569

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	38,797	$388	$605,728	$(226,793)	$1,747	$381,070
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	124	1	1,713			1,714
Dividends to common stockholders ($0.405 per share)				(15,546)		(15,546)
Repurchases of common shares	(97)	(1)	(1,035)			(1,036)
Net loss				(8,488)		(8,488)
Other comprehensive loss					(1,103)	(1,103)
Balance, September 30, 2017	38,824	$388	$606,406	$(250,827)	$644	$356,611

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(83,789)	$(8,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	19,884	20,511
Basis of timberland sold, lease terminations and other	10,771	9,647
Stock-based compensation expense	2,171	2,025
Noncash interest expense	2,371	834
Other amortization	160	127
Loss from unconsolidated joint ventures	74,235	169
Operating distributions from unconsolidated joint ventures	3,658	—
Changes in assets and liabilities:
Accounts receivable	(2,643)	(1,005)
Prepaid expenses and other assets	(295)	(531)
Accounts payable and accrued expenses	1,627	1,632
Other liabilities	1,121	809
Net cash provided by operating activities	29,271	25,730

Cash Flows from Investing Activities:
Timberland acquisitions, earnest money deposits and other	(91,424)	(2,722)
Capital expenditures (excluding timberland acquisitions)	(2,821)	(3,654)
Investments in unconsolidated joint ventures	(200,000)	(10,539)
Distributions from unconsolidated joint ventures	4,858	—
Net cash used in investing activities	(289,387)	(16,915)

Cash Flows from Financing Activities:
Repayments of note payable	(69,000)	—
Proceeds from note payable	289,000	11,000
Financing costs paid	(832)	(202)
Issuance of common stock	72,450	—
Other offering costs paid	(3,623)	—
Dividends paid to common stockholders	(19,013)	(15,546)
Repurchase of common shares under the share repurchase program	—	(1,036)
Repurchase of common shares for minimum tax withholdings	(1,348)	(311)
Net cash provided by (used in) financing activities	267,634	(6,095)
Net increase in cash and cash equivalents	7,518	2,720
Cash and cash equivalents, beginning of period	7,805	9,108
Cash and cash equivalents, end of period	$15,323	$11,828

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 (unaudited)

1.	Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and owns the remaining 0.01% of its common partnership units. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006, is our taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of CatchMark have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year. CatchMark’s consolidated financial statements include the accounts of CatchMark Timber Trust and its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS, and any variable-interest entity in which CatchMark Timber Trust or CatchMark Timber OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, CatchMark's consolidated financial statements also include the accounts of any entity in which CatchMark Timber Trust, CatchMark Timber OP, or their subsidiaries own a controlling financial interest and any limited partnership in which CatchMark Timber Trust, CatchMark Timber OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited financial statements and footnotes included in CatchMark’s Annual Report on Form 10-K for the year ended December 31, 2017.

Investments in Joint Ventures

For joint ventures that it does not control but exercises significant influence, CatchMark uses the equity method of accounting. CatchMark's judgment about its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace CatchMark as manager, and/or to liquidate the venture. Under the equity method, the investment in a joint venture is recorded at cost and adjusted for equity in earnings and cash contributions and distributions. Income or loss and cash distributions from an unconsolidated joint venture are allocated according to the provisions of the respective joint venture agreement, which may be different from its stated ownership percentages. Any difference between the carrying amount of these investments on CatchMark’s balance sheets and the underlying equity in net assets on the joint venture’s balance sheets is adjusted as the related underlying assets are depreciated, amortized, or sold. Distributions received from unconsolidated joint ventures are classified in the accompanying consolidated statements of cash flows using the cumulative earnings approach under which distributions received in an amount equal to cumulative equity in earnings are classified as cash inflows from operating activities and distributions received in excess of cumulative equity in earnings represent returns of investment and therefore are classified as cash inflows from investing activities.

CatchMark evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, CatchMark estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management assesses whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the venture, and (3) CatchMark’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other than temporary," CatchMark reduces the investment to its estimated fair value.

For information on CatchMark’s unconsolidated joint ventures, which are accounted for using the equity method of accounting, see Note 4, Unconsolidated Joint Ventures.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new revenue recognition model that supersedes most revenue recognition guidance under U.S. GAAP. Under this ASU and subsequently issued amendments, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that it expects to receive for the goods or services. CatchMark adopted ASU 2014-09 and its amendments for the interim and annual periods beginning January 1, 2018 using the modified retrospective method. Management performed a comprehensive evaluation of the impact of the new standard across all revenue streams and determined that the timing of revenue recognition and its classification in CatchMark’s consolidated financial statements remain substantially unchanged; however, additional disclosures are required.

Under the new standards, CatchMark recognizes revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. CatchMark derives a majority of its revenues from timber sales, timberland sales, recreational leases, and asset management fees.

(a)	Timber Sales Revenue

CatchMark generates its timber sales revenue from delivered wood sales, stumpage sales, and lump-sum sales with retained economic interests. Revenue for timber sales is recognized when the risk of loss passes to the customer. Only one performance obligation is associated with timber sales and it is satisfied when timber is delivered to or severed by the customer in an amount that reflects the consideration expected to be received.

Contractual terms of each timber sale, including pricing and volume for the respective product, are negotiated and entered into by the field managers. In delivered wood sales, product pricing includes amount sufficient to cover costs of contracting third-party logging crews to harvest and haul timber to the customers. Revenue is recognized when timber is delivered to the customer and the sales volume/value is known when timber crosses the customers’ scale. Stumpage sales are typically executed using pay-as-cut contracts, where a purchaser acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. Revenue is recognized when timber is severed under pay-as-cut contracts. In a lump-sum sales contract with retained economic interests, CatchMark receives advance payments for the standing timber specified in the contract and the customer is responsible for cutting and hauling the timber. CatchMark satisfies its performance obligation when timber is severed, at which time revenue is recognized. Contract payments are generally due within a month from the date timber is harvested and/or delivered. The transaction price for timber sales is determined using contractual rates applied to harvest volumes.

(b)	Timberland Sales Revenue

Performance obligations associated with timberland sales are met when all conditions of closing have been satisfied, which generally occurs at closing. Revenue for timberland sales is recognized at closing when title passes, payments are received or full collectibility is probable, and control is passed to the buyer.

(c)	Recreational Lease Revenue

Recreational lease revenue is derived from the leasing of the right to use CatchMark’s timberland. The agreed-upon transaction price of a lease is generally paid in full at the beginning of the lease term and recorded as deferred revenue. Performance obligations associated with a recreational lease are generally met over the period of the lease term. Revenue is recognized evenly over the lease term as CatchMark has satisfied its performance obligation.

(d)	Asset Management Fee Revenue

Under asset management agreements with its unconsolidated joint ventures, CatchMark earns management fees for performing asset management functions, as further described in Note 4, Unconsolidated Joint Ventures. As asset management services are ongoing and provided on a recurring basis, the associated performance obligations are generally met over the service period at an agreed-upon price stated in the agreements. Revenue for asset management services is recognized at the end of each service period.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In January 2018, the FASB issued ASU 2018-01, Leases
(Topic 842): Land Easement Practical Expedient for Transition to Topic 842, to address concerns about the costs and complexity of complying with the transition provision of the new lease requirements under ASU 2016-02. The amendments in ASU 2018-01 permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 its land easements that exist or expired before its adoption of Topic 842 that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to further improve existing guidance; and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to provide entities with relief from the costs of implementing certain aspects of ASU 2016-02. The standard requires a modified retrospective transition approach, but allows the entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest comparative period presented. ASU 2016-02 and its subsequent updates are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. CatchMark is in the process of evaluating the impact ASU 2016-02 and its amendments will have on its consolidated financial statements. CatchMark anticipates recognizing a right of use asset and lease liability for its corporate office lease. CatchMark anticipates using both of the practical expedients.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815), which amends the hedge accounting recognition and presentation requirements in ASC 815, "Derivatives and Hedging." ASU 2017-12 expands an entity's ability to hedge nonfinancial and financial risk components and reduces the complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item when the hedged item affects earnings. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any interim period after issuance of ASU 2017-12. CatchMark adopted ASU 2017-12 on January 1, 2018 and the adoption did not have a material effect on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations. This guidance aligns the measurement and classification for share-based payments to non-employees with the guidance for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods therein. CatchMark is currently assessing the impact ASU 2018-07 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which added new disclosure requirements, eliminated and modified existing disclosure requirements on fair value measurement to improve the effectiveness of ASC 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. CatchMark is currently assessing the impact ASU 2018-13 will have on its consolidated financial statements.

3.     Timber Assets

As of September 30, 2018 and December 31, 2017, timber and timberlands consisted of the following, respectively:

	As of September 30, 2018
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$377,666	$19,884	$357,782
Timberlands	415,341	—	415,341
Mainline roads	1,438	717	721
Timber and timberlands	$794,445	$20,601	$773,844

	As of December 31, 2017
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$332,253	$29,035	$303,218
Timberlands	406,284	—	406,284
Mainline roads	1,349	604	744
Timber and timberlands	$739,886	$29,639	$710,246

Timberland Acquisitions

On August 28, 2018, CatchMark acquired fee simple interests in approximately 18,100 acres of timberland in Oregon (the "Bandon Property") for $89.7 million, exclusive of closing costs. The acquisition was funded from a combination of cash on hand and borrowing $89.0 million under CatchMark's multi-draw term facility (see Note 5, Notes Payable and Lines of Credit). During the three and nine months ended September 30, 2017, CatchMark did not complete any timberland acquisitions.

Timberland Sales

During the three months ended September 30, 2018 and 2017, CatchMark sold approximately 1,900 and 230 acres of timberland for $3.8 million and $0.3 million, respectively. CatchMark's cost basis in the timberland sold was $3.0 million and $0.2 million, respectively.

During the nine months ended September 30, 2018 and 2017, CatchMark sold approximately 7,200 and 7,000 acres of timberland for $14.9 million and $13.7 million, respectively. CatchMark's cost basis in the timberland sold was $10.7 million and $9.2 million, respectively. Land sale acreage by state is listed below:

	Nine Months Ended September 30,
Acres Sold In:	2018	2017
Alabama	800	1,900
Georgia	2,200	4,700
Louisiana	200	400
North Carolina	1,000	—
South Carolina	2,900	—
Texas	100	—
Total	7,200	7,000

On August 20, 2018, Catchmark entered into a purchase and sale agreement with Forest Investment Associates L.P. to sell approximately 56,000 acres of its wholly-owned timberlands located in Texas and Louisiana (the "Southwest Property") for an aggregate price of approximately $80.4 million. CatchMark will retain approximately 280,000 tons of merchantable inventory (50% sawtimber/50% pulpwood) to be harvested over the next 18-24 months. The closing of the sale is scheduled to take place before the end of 2018.

Current Timberland Portfolio

As of September 30, 2018, CatchMark directly owned interests in approximately 520,500 acres of timberlands in the U.S. South and the Pacific Northwest, approximately 490,200 acres of which were held in fee simple interests and approximately 30,300 acres were held in leasehold interests. A detailed breakout of land acreage by state is listed below:

Acres by state as of September 30, 2018	Fee	Lease	Total
South
Alabama	73,600	5,300	78,900
Florida	2,000	—	2,000
Georgia	261,400	25,000	286,400
Louisiana	20,600	—	20,600
North Carolina	600	—	600
South Carolina	78,100	—	78,100
Tennessee	300	—	300
Texas	35,500	—	35,500
	472,100	30,300	502,400
Pacific Northwest
Oregon	18,100	—	18,100
Total	490,200	30,300	520,500

4. Unconsolidated Joint Ventures

As of September 30, 2018, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below). CatchMark accounts for these investments using the equity method of accounting.

Triple T Joint Venture

On July 6, 2018, CatchMark entered into a limited partnership agreement for TexMark Timber Treasury, L.P. (the “Triple T Joint Venture”) with a consortium of institutional investors (the “Preferred Investors”), including BTG Pactual Timberland Investment Group, Highland Capital Management, Medley Management Inc., and British Columbia Investment Management Corporation. CatchMark invested $200.0 million in the Triple T Joint Venture, equal to 21.6% of the total equity contributions, in exchange for a common limited partnership interest in the Triple T Joint Venture. CatchMark, through a separate wholly-owned and consolidated subsidiary, is the sole general partner of the Triple T Joint Venture. The Preferred Investors invested $725.9 million in the Triple T Joint Venture, equal to 78.4% of the total equity contributions. The Triple T Joint Venture limited partnership agreement provides for a term of five years (extendable, subject to certain approvals, to seven and ten years), a preferred return to the Preferred Investors in priority to CatchMark, a subsequent preferred return to CatchMark and, finally, participation by CatchMark and the Preferred Investors in remaining distributions in percentages equal to 50%/50% or 80%/20%, respectively, depending upon the outcome of certain contingencies.

Also on July 6, 2018, the Triple T Joint Venture completed an acquisition of 1.1 million acres of prime East Texas timberlands (the “Triple T Timberlands”), for approximately $1.39 billion (the “Acquisition Price”), exclusive of transaction costs. The Acquisition Price was funded by $925.9 million of equity contributions from the Triple T Joint Venture partners and a $600 million seven-year term loan made pursuant to a credit agreement, dated July 6, 2018, between the Triple T Joint Venture and its affiliates and the lenders. Borrowings under the term loan bear interest at one-month LIBOR plus a margin determined based upon a LTV ratio and are secured by the assets of the Triple T Joint Venture and its subsidiaries.

CatchMark funded its $200.0 million equity contribution with borrowings under its multi-draw term facility (see Note 5, Notes Payable and Lines of Credit), including $30.0 million borrowed for an earnest money deposit made in May 2018 and $170.0 million borrowed on July 5, 2018.

CatchMark uses the equity method to account for its investment in the Triple T Joint Venture since it does not possess the power to direct the activities that most significantly impact the economic performance of the Triple T Joint Venture, and accordingly, CatchMark does not possess the first characteristic of a primary beneficiary described in GAAP. CatchMark has the ability to appoint the common board members of the Triple T Joint Venture, which provides CatchMark with significant influence over the Triple T Joint Venture. Accordingly, pursuant to the applicable accounting literature, it is appropriate for CatchMark to apply the equity method of accounting to its investment in the Triple T Joint Venture.

The Triple T Joint Venture agreement has liquidation rights and priorities that are significantly different from CatchMark's stated ownership percentage based on total equity contributions. The Preferred Investors are entitled to a minimum 10.25% cumulative return on their equity contributions, plus a complete return of their equity contributions before any distributions may be made on CatchMark’s common limited partnership interest. As such, CatchMark uses the hypothetical-liquidation-at-book-value method (“HLBV”) to determine its equity in the earnings of the Triple T Joint Venture. The HLBV method is commonly applied to equity investments in real estate, where cash distribution percentages vary at different points in time and are not directly linked to an investor's ownership percentage. For investments accounted for under the HLBV method, applying the percentage ownership interest to GAAP net income in order to determine earnings or losses would not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors.

CatchMark applies HLBV using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that CatchMark would receive if the Triple T Joint Venture were to liquidate all of its assets (as valued in accordance with GAAP) on that date and distribute the cash to the partners based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is CatchMark's income or loss from the Triple T Joint Venture for the period.

Condensed balance sheet information for the Triple T Joint Venture as of September 30, 2018 is as follows:

As of
(in thousands)	September 30, 2018
Triple T Joint Venture:
Total assets	$1,622,720
Total liabilities	$755,875
Total equity	$866,845
CatchMark:
Carrying value of investment	$123,245

Condensed income statement information for the Triple T Joint Venture from July 6, 2018 (inception) to September 30, 2018 is as follows:

From Inception through
(in thousands)	September 30, 2018
Triple T Joint Venture:
Total revenues	$28,255
Operating loss	$(3,329)
Net loss	$(9,407)
CatchMark:
Equity share of net loss	$(76,755)

CatchMark's equity share of the Triple T Joint Venture's net loss using the HLBV method is calculated as follows:

(in thousands)
Triple T Joint Venture:
Total equity as of September 30, 2018		$866,845
Preferred Investors:
Equity in Triple T Joint Venture, beginning balance	$725,866
Minimum preferred return as of September 30, 2018	$17,734
HLBV distribution as of September 30, 2018		$743,600
CatchMark:
Equity in Triple T Joint Venture as of September 30, 2018		$123,245
Equity in Triple T Joint Venture, beginning balance		$200,000
Equity share of Triple T Joint Venture's net loss		$(76,755)

Dawsonville Bluffs Joint Venture

In April 2017, CatchMark entered into a limited liability agreement for Dawsonville Bluffs, LLC (the “Dawsonville Bluffs Joint Venture”) with MPERS. The Dawsonville Bluffs Joint Venture acquired a portfolio of 11,000 acres of commercial timberlands located in North Georgia for an aggregate purchase price of $20.0 million, exclusive of transaction costs. CatchMark owns a 50% membership interest in the Dawsonville Bluffs Joint Venture and MPERS owns the remaining 50% interest. CatchMark shares substantive participation rights with MPERS, including management selection and termination, and the approval of material operating and capital decisions and, as such, uses the equity method of accounting to record its investment. Income or loss and cash distributions are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Dawsonville Bluffs Joint Venture.

Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Dawsonville Bluffs Joint Venture:
Total assets	$12,003	$24,014
Total liabilities	$641	$660
Total equity	$11,362	$23,354
CatchMark:
Carrying value of investment	$5,681	$11,677
Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Dawsonville Bluffs Joint Venture:
Total revenues	$198	$390	$13,813	$414
Net income (loss)	$(19)	$(84)	$5,040	$(339)
CatchMark:
Equity share of net income (loss)	$(10)	$(42)	$2,520	$(169)

During the three months and nine months ended September 30, 2018, CatchMark received cash distributions of $1.3 million and $8.5 million, respectively, from the Dawsonville Bluffs Joint Venture. Of the $8.5 million of cash distributions received for the nine months ended September 30, 2018, $3.6 million was classified as operating distributions and $4.9 million was classified as return of capital in the investing section of the accompanying consolidated statement of cash flows.

Asset Management Fees

CatchMark provides asset management services to the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture. Under these arrangements, CatchMark oversees the day-to-day operations of these joint ventures and their properties, including accounting, reporting and other administrative services, subject to certain major decisions that require partner approval. For management of the Triple T Joint Venture, CatchMark receives a fee equal to 1% per annum, subject to reduction and deferment in certain circumstances, of the Acquisition Price multiplied by 78.4%, which represents the percentage of the total equity contributions made to the Triple T Joint Venture by the Preferred Investors. For management of the Dawsonville Bluffs Joint Venture, CatchMark receives a percentage fee based on invested capital, as defined by the joint venture agreement.

During the three months and nine months ended September 30, 2018 and 2017, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Triple T Joint Venture (1)	$2,675	$—	$2,675	$—
Dawsonville Bluffs Joint Venture	$23	$40	$84	$69
	$2,698	$40	$2,759	$69

(1)	Includes approximately $119 of reimbursements of compensation costs for the three months and nine months ended September 30, 2018.

5.    Notes Payable and Lines of Credit

As of September 30, 2018 and December 31, 2017, CatchMark had the following debt balances outstanding:

(in thousands)				Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate	Current Interest Rate (1)	September 30, 2018	December 31, 2017
Term Loan A-1	12/23/2024	LIBOR + 1.75%	3.96%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	4.14%	100,000	118,809
Term Loan A-3	12/1/2027	LIBOR + 2.00%	4.24%	68,619	118,810
Term Loan A-4	8/22/2025	LIBOR + 1.70%	3.82%	140,000	—
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	4.40%	149,000	—
Total principal balance				$557,619	$337,619
Less: net unamortized deferred financing costs				$(6,021)	$(7,531)
Total				$551,598	$330,088

(1)
Represents weighted-average interest rate as of September 30, 2018. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 - Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

Credit Agreement Amendment

CatchMark is party to a credit agreement dated as of December 1, 2017 (the “2017 Credit Agreement”) with a syndicate of lenders, including CoBank. On August 22, 2018, CatchMark and the lenders amended the 2017 Credit Agreement (the "2018 Amendment"), which expanded the total borrowing capacity by $75 million to $643.6 million, added a new $140.0 million seven-year term loan (the “Term A-4 Loan”), and reduced the capacity under the seven-year multi-draw term credit facility from $265.0 million to $200.0 million. The 2017 Credit Agreement, as amended by the 2018 Amendment, provides for borrowing under credit facilities consisting of the following:

•	a continuation of a $35.0 million five-year revolving credit facility (the “Revolving Credit Facility”);

•	a reduced $200.0 million seven-year multi-draw term credit facility (the “Multi-Draw Term Facility”);

•	a continuation of a $100.0 million ten-year term loan (the “Term Loan A-1”);

•	a continuation of a $100.0 million nine-year term loan (the “Term Loan A-2”);

•	a continuation of a $68.6 million ten-year term loan (the “Term Loan A-3”); and

•	a new $140.0 million seven-year term loan (the "Term Loan A-4").

During the nine months ended September 30, 2018, CatchMark borrowed $289.0 million under its credit facilities to fund its investment in the Triple T Joint Venture and the acquisition of the Bandon Property.

Borrowings under the Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes. The Revolving Credit Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark’s LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2022.

The Multi-Draw Term Facility may be used to finance timber acquisitions and associated expenses, to fund investment in joint ventures, and to reimburse payments of drafts under letters of credit. The Multi-Draw Term Facility, which is interest only until its maturity date, bears interest at an adjustable rate equal to a base rate plus between 0.50% and

1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark’s LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2024.

CatchMark pays the lenders an unused commitment fee on the unused portions of the Revolving Credit Facility and the Multi-Draw Term Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV Ratio.

CatchMark’s obligations under the credit agreement are collateralized by a first priority lien on the timberlands owned by CatchMark’s subsidiaries and substantially all of CatchMark’s subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation, accounts, equipment, inventory, intellectual property, bank accounts and investment property. In addition, CatchMark's obligations are jointly and severally guaranteed by all of CatchMark and its subsidiaries pursuant to the terms of the credit agreement. CatchMark has also agreed to guarantee certain losses caused by certain willful acts of CatchMark or its subsidiaries.

As of September 30, 2018, $86.0 million remained available under CatchMark's credit facilities, consisting of $51.0 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

Patronage Refunds

CatchMark is eligible to receive patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage refund on its eligible patronage loans annually since 2015. Of the total amount received each year, 75% was received in cash and 25% was received in equity of the Patronage Banks. The eligibility remains the same under the 2017 Credit Agreement and the 2018 Amendment. Therefore, CatchMark accrues patronage refunds it expects to receive in 2019 based on actual patronage refunds received as a percentage of its weighted-average eligible debt balance. For the three months ended September 30, 2018 and 2017, CatchMark recorded $1.0 million and $0.7 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, CatchMark recorded $2.2 million and $2.0 million, respectively, in expected patronage refunds against interest expense on the consolidated statements of operations. As of September 30, 2018 and December 31, 2017, CatchMark recorded the following balances related to the patronage refund program on its balance sheets:

(in thousands)	As of
Patronage refunds classified as:	September 30, 2018	December 31, 2017
Accounts receivable	$2,239	$2,694
Prepaid expenses and other assets (1)	1,499	831
Total	$3,738	$3,525

(1)	Represents 25% of patronage refunds received as equity of the Patronage Banks.

Debt Covenants

CatchMark's credit agreement contains, among others, the following financial covenants that:

•	limit the LTV ratio to (i) 50% at any time prior to the last day of fiscal quarter corresponding to the fourth anniversary of the effective date and (ii) 45% at any time thereafter;

•	require that we maintain a FCCR of not less than 1.05:1.00;

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregated capital expenditures to 1% of the value of the timberlands during any fiscal year.

CatchMark was in compliance with the financial covenants of its credit agreement as of September 30, 2018.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended September 30, 2018 and 2017, CatchMark made interest payments of $4.4 million and $3.0 million, respectively, on its borrowings. Included in the interest payments for the three months ended September 30, 2018 and 2017 were unused commitment fees of $0.1 million and $0.1 million, respectively.

During the nine months ended September 30, 2018 and 2017, CatchMark made interest payments of $10.0 million and $8.3 million, respectively, on its borrowings. Included in the interest payments for the nine months ended September 30, 2018 and 2017 were unused commitment fees of $0.2 million and $0.4 million, respectively.

As of September 30, 2018 and December 31, 2017, the weighted-average interest rate on CatchMark's borrowings, after consideration of interest rate swaps (see Note 6 - Interest Rate Swaps), was 4.27% and 3.61%, respectively. After further consideration of expected patronage refunds, CatchMark's weighted-average interest rate as of September 30, 2018 and December 31, 2017 was 3.47% and 2.81%, respectively.

The fair value of CatchMark's outstanding debt approximated its book value as of September 30, 2018. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. In August 2018, CatchMark entered into three separate interest rate swaps with Rabobank totaling $150.0 million. CatchMark had ten interest rate swaps outstanding as of September 30, 2018, with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2017 Rabobank Swap	3/28/2017	3/28/2020	1.800%	one-month LIBOR	$30,000
2018 Rabobank Swap	9/6/2018	9/6/2020	2.796%	one-month LIBOR	$50,000
2018 Rabobank Swap	9/6/2018	9/6/2021	2.869%	one-month LIBOR	$50,000
2017 Rabobank Swap	3/28/2017	11/28/2021	2.045%	one-month LIBOR	$20,000
2018 Rabobank Swap	2/28/2018	11/28/2022	2.703%	one-month LIBOR	$30,000
2017 Rabobank Swap	3/23/2017	3/23/2024	2.330%	one-month LIBOR	$20,000
2014 Rabobank Swap	12/23/2014	12/23/2024	2.395%	one-month LIBOR	$35,000
2016 Rabobank Swap	8/23/2016	12/23/2024	1.280%	one-month LIBOR	$45,000
2018 Rabobank Swap	2/28/2018	11/28/2026	2.884%	one-month LIBOR	$20,000
2018 Rabobank Swap	8/28/2018	8/28/2027	3.014%	one-month LIBOR	$50,000
					$350,000

As of September 30, 2018, CatchMark’s interest rate swaps effectively fixed the interest rate on $350.0 million of its $557.6 million variable rate debt at 4.26%, inclusive of the applicable spread. All ten interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of September 30, 2018 and December 31, 2017:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$7,049	$2,935
Interest rate swaps	Other liabilities	$(331)	$(559)

As of September 30, 2018, CatchMark estimated that approximately $1.0 million will be reclassified from accumulated other comprehensive income to interest expense over the next 12 months.

During the three months ended September 30, 2018 and 2017, CatchMark recognized a change in fair value of the interest rate swaps of approximately $0.9 million and $0.5 million as other comprehensive income and other comprehensive loss, respectively. During the nine months ended September 30, 2018 and 2017, CatchMark recognized a change in fair value of the interest rate swaps of approximately $4.3 million and $1.1 million as other comprehensive income and other comprehensive loss, respectively. There was no hedge ineffectiveness on the interest rate swaps required to be recognized in current earnings.

During the three months ended September 30, 2018 and 2017, net payments of approximately $56,000 and $256,000 were made under the interest rate swaps, respectively. During the nine months ended September 30, 2018 and 2017, net payments of approximately $0.3 million and $0.8 million were made under the interest rates swaps, respectively. Interest rate swaps payments were recorded as interest expense.

7.     Commitments and Contingencies

Mahrt Timber Agreements

CatchMark is party to a fiber supply agreement and a master stumpage agreement (collectively, the “Mahrt Timber Agreements”) with a wholly-owned subsidiary of WestRock. The fiber supply agreement provides that WestRock will purchase specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber. The fiber supply agreement is subject to quarterly market pricing adjustments based on an index published by Timber Mart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The master stumpage agreement provides that CatchMark will sell specified amounts of timber and make available certain portions of its timberlands to CatchMark TRS for harvesting. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark with a reliable customer for the wood products from its timberlands.

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark pays FRC (i) a monthly management fee based on the actual acreage that FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2019, and is automatically extended for one-year periods unless written notice is provided by CatchMark or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

Pursuant to the terms of the timberland operating agreement between CatchMark and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark pays AFM (i) a monthly management fee based on the actual acreage that AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations, which is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2019, and is automatically extended for one-year periods unless written notice is provided by CatchMark or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

Litigation

From time to time, CatchMark may be a party to legal proceedings, claims, and administrative proceedings that arise in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. CatchMark records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, CatchMark accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, CatchMark accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, CatchMark discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, CatchMark discloses the nature and estimate of the possible loss of the litigation. CatchMark does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote.

CatchMark is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of CatchMark. CatchMark is not aware of any legal proceedings contemplated by governmental authorities.

8.     Stockholders' Equity

Equity Offering

On June 2, 2017, CatchMark filed a shelf registration statement on Form S-3 (File No. 333-218466) with the SEC (the "Shelf Registration Statement"), which was declared effective by the SEC on June 16, 2017. The Shelf Registration Statement provides CatchMark with future flexibility to offer, from time to time and in one or more offerings, debt securities, common stock, preferred stock, depositary shares, warrants, or any combination thereof. The terms of any such future offerings are established at the time of an offering. In March 2018, under the Shelf Registration Statement, CatchMark issued 5.75 million shares of its Class A common stock ("common stock") at a price of $12.60 per share (the "2018 Equity Offering"). After deducting $3.5 million in underwriting commissions and fees and other issuance costs, CatchMark received net proceeds of $69.0 million from the 2018 Equity Offering. CatchMark used the net proceeds from the 2018 Equity Offering to pay down a portion of its outstanding debt.

9.     Stock-based Compensation

Stock-based Compensation - Independent Directors

On June 25, 2018, CatchMark issued a total of 23,736 shares of common stock to its six independent directors, 4,154 shares of which were repurchased for estimated income tax payments. CatchMark recognized approximately $0.3 million of fair value of the awards in general and administrative expenses for the nine months ended September 30, 2018.

Stock-based Compensation - Employees

During the three months ended September 30, 2018, CatchMark issued 11,361 shares of service-based restricted stock grants to certain non-executive employees.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the nine months ended September 30, 2018 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	278,633	$11.05
Granted	84,361	$12.85
Vested	(153,967)	$11.41
Forfeited	—	$—
Unvested at September 30, 2018	209,027	$11.51

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months and nine months ended September 30, 2018 and 2017 is presented below:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based Compensation Expense classified as:	2018	2017	2018	2017
General and administrative expenses	$587	$447	$1,861	$1,450
Forestry management expenses	23	240	310	575
Total	$610	$687	$2,171	$2,025

As of September 30, 2018, approximately $2.7 million of unrecognized compensation expense related to non-vested restricted stock and restricted stock units remained and will be recognized over a weighted-average period of 2.2 years.

10.     Subsequent Event

Dividend Declaration

On November 1, 2018, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on November 30, 2018, payable on December 13, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview

We are a REIT primarily engaged in the ownership, management, acquisition, and disposition of timberland properties located in the United States. We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as rent from hunting and recreational leases, and asset management fees. When and where we believe appropriate, we also generate income and cash flow from timberland sales. In addition to current income, we expect to realize long-term returns from the biological growth of our standing timber inventory.

We strive to deliver superior long-term returns for our stockholders through disciplined acquisitions, sustainable harvests, and well-timed real estate sales. Our immediate emphasis is to grow through selective acquisitions and investments in high demand fiber markets and to efficiently integrate new acquisitions and investments into our operations. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on prime timberlands, as well as opportunistic land sales to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of our forests.

On August 28, 2018, we acquired fee simple interests in approximately 18,100 acres of prime Oregon timberlands for $89.7 million, exclusive of closing costs. The timberlands, known as the Bandon Property, are strategically situated within the Douglas fir/western hemlock zone and offer the high-quality stocking characteristics and sustainability attributes that we seek in property acquisitions. This acquisition establishes our first position in the Pacific Northwest, increasing our geographic and market diversity and providing additional harvest options. We funded our acquisition of the Bandon Property through a combination of cash on hand and $89.0 million of borrowings from our Multi-Draw Term Facility.

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

On July 6, 2018, we entered into the Triple T Joint Venture with a consortium of Preferred Investors. We invested $200.0 million in the Triple T Joint Venture, equal to 21.6% of the total equity contributions, in exchange for a common limited partnership interest in the Triple T Joint Venture. CatchMark, through a separate wholly-owned and consolidated subsidiary, is the sole general partner of the Triple T Joint Venture. The Preferred Investors invested $725.9 million in the Triple T Joint Venture, equal to 78.4% of the total equity contributions. Also on July 6, 2018, the Triple T Joint Venture completed an acquisition of 1.1 million acres of prime East Texas timberlands, or the Triple T Timberlands, for approximately $1.39 billion, exclusive of transaction costs. The purchase price of the Triple T Timberlands was funded by $925.9 million of equity contributions from the Triple T Joint Venture partners and a $600 million seven-year term loan made pursuant to a credit agreement, dated July 6, 2018, between the Triple T Joint Venture and its affiliates and the lenders. We funded our $200.0 million equity contribution with borrowings from our Multi-Draw Term Facility, comprised of $30.0 million earnest money deposit made in May 2018 and $170.0 million borrowed on July 5, 2018.

With our investment in the Triple T Joint Venture, we have tripled the number of acres under our management to approximately 1.6 million acres and significantly expanded our fee-based asset management business. This innovative transaction fits our profile for acquiring interests in properties that can provide sustainable growth for our stockholders.

We account for our investment in the Triple T Joint Venture using the equity method. The Triple T Joint Venture agreement has liquidation rights and priorities that are significantly different from our stated ownership percentage based on total equity contributions. Income (loss) from the Triple T Joint Venture is allocated according to the provisions of the joint venture agreement, which results in significantly different allocations than if income (loss) was based on the stated ownership percentages. Accordingly, we use the hypothetical-liquidation-at-book-value method, or HLBV, to determine our equity in earnings of the Triple T Joint Venture. As a result of transaction costs and distribution preferences, we anticipate incurring non-cash GAAP losses from the unconsolidated Triple T Joint Venture equal to our initial investment in the joint venture in the near term. We recognized a loss from the unconsolidated Triple T Joint Venture of approximately $76.8 million for the three months ended September 30, 2018. We exclude such non-cash losses in our non-GAAP measures, including Adjusted EBITDA, as they are based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date rather than a liquidation at fair value as of a date that is more in-line with the joint venture’s expected timing for a liquidity event.
In connection with entering into the Triple T Joint Venture and acquiring the Triple T Timberlands, we entered into an asset management agreement with the Triple T Joint Venture under which we oversee its day-to-day operations, subject to major decisions that require approval of the Preferred Investors. We receive an asset management fee equal to 1% per annum, subject to reduction and deferment in certain circumstances, of the Acquisition Price multiplied by 78.4%, which represents the Preferred Investors’ initial equity contribution percentage. During the three months and nine months ended September 30, 2018, we recognized approximately $2.7 million and $2.8 million, respectively, of asset management fees as manager of the unconsolidated Triple T Joint Venture and the unconsolidated Dawsonville Bluffs Joint Venture.
For more details on our unconsolidated joint ventures, see Note 4, Unconsolidated Joint Ventures to our accompanying consolidated financial statements.

Timberland Portfolio

As of September 30, 2018, we wholly owned interests in approximately 520,500 acres of high-quality industrial timberland in the U.S. South and the Pacific Northwest, consisting of approximately 490,200 acres of fee timberlands and approximately 30,300 acres of leased timberlands. Our wholly-owned timberlands contained acreage comprised of approximately 74% pine stands and 26% hardwood stands located within two attractive and desirable fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Wholly-owned timberland acreage by state is listed below:

Acres by state as of September 30, 2018	Fee	Lease	Total
South
Alabama	73,600	5,300	78,900
Florida	2,000	—	2,000
Georgia	261,400	25,000	286,400
Louisiana	20,600	—	20,600
North Carolina	600	—	600
South Carolina	78,100	—	78,100
Tennessee	300	—	300
Texas	35,500	—	35,500
	472,100	30,300	502,400
Pacific Northwest
Oregon	18,100	—	18,100
Total	490,200	30,300	520,500

As of September 30, 2018, our wholly-owned timber inventory consisted of an estimated 19.9 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory: (1)	Fee	Lease	Total
Pulpwood	9.4	0.5	9.9
Sawtimber (2)	9.6	0.4	10.0
Total	19.0	0.9	19.9

(1)
Merchantable timber inventory does not include current year growth, which should approximate current year harvest volumes (see Results of Operations below for information on current year harvest volume). Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of 8.

(2) Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timber assets, as of September 30, 2018, we owned a 50% membership interest in the Dawsonville Bluffs Joint Venture, which owns approximately 5,500 acres of high-quality commercial timberlands located in North Georgia, and we owned the common limited partnership interest in the Triple T Joint Venture, which owns 1.1 million acres of prime East Texas timberlands with approximately 38.0 million tons of merchantable timber inventory.

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2018, WestRock is required to purchase approximately 408,000 tons of timber under the Mahrt Timber Agreements. For the nine months ended September 30, 2018, WestRock purchased approximately 351,100 tons under the Mahrt Timber Agreements, which contributed approximately 17% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 – Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition that closed in June 2016. For full year 2018, we are required by the Carolinas Supply Agreement to supply to IP approximately 137,000 tons of pulpwood. During the nine months ended September 30, 2018, we sold approximately 104,500 tons under the Carolinas Supply Agreement, which contributed approximately 5% of our net timber sales revenue.

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
In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to partially fund timberland acquisitions and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash flow from operations or existing debt availability; however, proceeds from future debt financings, and equity and debt offerings may be used to fund capital expenditures, acquire new timberland properties, invest in joint ventures, and pay down existing and future borrowings. From time to time, we may also sell certain large timberland properties in order to generate capital to fund capital allocation priorities, including but not limited to redeployment into more desirable timberland investments, pay down of outstanding debt or repurchase of shares of our common stock. Such large dispositions are typically larger in size and more infrequent than sales under our normal land sales program. We have entered into an agreement to sell 56,000 acres of wholly-owned timberlands located in Texas and Louisiana for approximately $80.4 million, the proceeds of which we expect to use to pay down a portion of our outstanding debt. See Pending Sale of Southwest Timberlands below for more information.

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

In March 2018, under the Shelf Registration Statement, we issued 5.75 million shares of common stock at a price of $12.60 per share. After deducting $3.5 million in underwriting commissions and fees and other issuance costs, we received net proceeds of $69.0 million from the 2018 Equity Offering, which we deployed into direct timberland acquisitions and joint venture investments.

Credit Agreement Amendment

We are party to a credit agreement dated as of December 1, 2017 (the "2017 Credit Agreement") with a syndicate of lenders, including CoBank. On August 22, 2018, we amended the 2017 Credit Agreement (the "2018 Amendment"), which expanded the total borrowing capacity by $75.0 million to $643.6 million, added a new $140.0 million seven-year term loan, and reduced the capacity under the seven-year multi-draw term credit facility from $265.0 million to $200.0 million. As a result, the 2017 Credit Agreement, as amended by the 2018 Amendment, provides for borrowings consisting of the following:

•	a continuation of $35.0 million five-year revolving credit facility (the “Revolving Credit Facility”);

•	a reduced $200.0 million seven-year multi-draw term credit facility (the “Multi-Draw Term Facility”);

•	a continuation of $100.0 million ten-year term loan (the “Term Loan A-1”);

•	a continuation of $100.0 million nine-year term loan (the “Term Loan A-2”);

•	a continuation of $68.6 million ten-year term loan (the “Term Loan A-3”); and

•	a new $140.0 million seven-year term loan (the "Term Loan A-4").

Borrowings under the Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes. The Revolving Credit Facility will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on our LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2022.

The Multi-Draw Term Facility may be used to finance timber acquisitions and associated expenses, to fund investment in joint ventures, and to reimburse payments of drafts under letters of credit. The Multi-Draw Term Facility, which is interest only until its maturity date, will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on our LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2024.

The table below presents the details of each credit facility under the amended credit agreement as of September 30, 2018:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee	Total Availability	Outstanding Balance	Remaining Availability
Revolving Credit Facility	12/1/2022	LIBOR + 2.20%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	0.35%	200,000	149,000	51,000
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	$—
Total				$643,619	$557,619	$86,000

(1)	The applicable LIBOR margin on the Revolving Credit Facility and the Multi-Draw Term Facility ranges from 1.50% to 2.20%, depending on the LTV ratio.

Patronage Refunds

We are eligible to receive annual patronage refunds from our lenders under the amended credit agreement. The annual patronage refund depends on the weighted-average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the Patronage Banks. In March 2018, we received a patronage refund of $2.7 million on our borrowings under the eligible patronage loans that were outstanding during 2017. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' board of directors. As of September 30, 2018, we have accrued $2.2 million of patronage refund receivable for the nine months ended September 30, 2018, approximately 75% of which is expected to be received in cash in March 2019.

Interest Rate Swaps

In August 2018, we entered into three separate interest rate swaps with Rabobank totaling $150.0 million to mitigate exposure to changing interest rates on our variable rate debts. As of September 30, 2018, we effectively fixed interest rates on $350.0 million of our $557.6 million outstanding debt balance at 4.26%.

Debt Covenants

The amended credit agreement contains, among others, the following financial covenants which:

•	limit the LTV ratio to (i) 50% at any time prior to the last day of fiscal quarter corresponding to the fourth anniversary of the effective date and (ii) 45% at any time thereafter;

•	require that we maintain a FCCR of not less than 1.05:1.00;

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the amended credit agreement as of September 30, 2018.

Pending Sale of Southwest Timberlands

On August 20, 2018, we entered into a purchase and sale agreement with Forest Investment Associates L.P. and First American Title Insurance Company, to sell approximately 56,000 acres of our wholly-owned timberlands located in Texas and Louisiana (the "Southwest Property") for an aggregate price of approximately $80.4 million. The closing of the sale is scheduled to take place before the end of 2018. The net proceeds from the sale are expected to be used to pay down our outstanding debt balance under our credit agreement.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2018 was $29.3 million, a $3.5 million increase from the nine months ended September 30, 2017. Cash provided by operating activities consisted primarily of receipts from customers for timber and timberland sales and distributions from the Dawsonville Bluffs Joint Venture, reduced by payments for operating costs, general and administrative expenses and interest expense. The increase was primarily due to $3.7 million of operating distributions received from the Dawsonville Bluffs Joint Venture.

Net cash used in investing activities for the nine months ended September 30, 2018 was $289.4 million, which was $272.5 million more than in the nine months ended September 30, 2017. We made a $200.0 million equity investment in the Triple T Joint Venture in July 2018. We acquired 18,100 acres of timberland for $91.4 million (including transaction costs) during the nine months ended September 2018, as compared to no direct acquisitions in the nine months ended September 30, 2017. We received $4.9 million of return of capital from the Dawsonville Bluffs Joint Venture during the nine months ended September 30, 2018. We did not receive any return of capital distributions during the same period in the prior year.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $267.6 million as compared to $6.1 million used in financing activities in the same period of 2017. During the nine months ended September 30, 2018, we borrowed $289.0 million to fund the Triple T Joint Venture investment and the Bandon Property acquisition. Additionally, we received $72.5 million of gross proceeds from the 2018 Equity Offering. After deducting $3.5 million in underwriting commissions and fees and other issuance costs, the net proceeds of $69.0 million from the 2018 Equity Offering were used to pay down our outstanding debt balances. During the nine months ended September 30, 2018, we paid cash distributions of $19.0 million to our stockholders, fully funded by net cash provided by operating activities.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of September 30, 2018, we had a cash balance of $15.3 million and had access to $86.0 million of additional borrowing capacity (see Credit Agreement Amendment above).

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber and timberland sales, proceeds from secured or unsecured financings from banks and other lenders, and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions.

Contractual Obligations and Commitments

As of September 30, 2018, our contractual obligations are as follows:

(in thousands)	Payments Due by Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations (1) (2)	$557,619	$—	$—	$—	$557,619
Estimated interest on debt obligations (1) (2)	165,149	5,991	50,776	47,994	60,388
Operating lease obligations	2,790	487	1,399	904	—
Other liabilities (3)	553	6	279	268	—
Total	$726,111	$6,484	$52,454	$49,166	$618,007

(1)
Represents respective obligations under our credit amendment as of September 30, 2018, of which $408.6 million was outstanding under the term loans and $149.0 million was outstanding under the Multi-Draw Term Facility (see "Credit Agreement Amendment" above). We expect to use the net proceeds from the disposition of the Southwest Property to pay down a portion of our outstanding debt when the sale close in the fourth quarter of 2018.

(2)	Amounts include the impact of interest rate swaps. See Note 6 – Interest Rate Swaps of our accompanying consolidated financial statements for additional information.

(3)	Represents future payments to satisfy a liability that expires in May 2022 which was assumed upon a timberland acquisition.

Distributions

Our board of directors declares cash distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors. During the nine months ended September 30, 2018, our board of directors declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 15, 2018	February 28, 2018	March 16, 2018	$0.135
May 3, 2018	May 31, 2018	June 15, 2018	$0.135
August 2, 2018	August 30, 2018	September 14, 2018	$0.135

For the nine months ended September 30, 2018, we paid total distributions to stockholders of $19.0 million, which was funded from net cash provided by operating activities.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes, the level of timberland sales, the amount of asset management fees earned, changes to associated depletion rates, varying interest expense based on the amount and cost of outstanding borrowings, and earnings from joint venture investments.

Timber sales volumes, net timber sales prices, timberland sales, and changes in volume, price and harvest mix for the three months and nine months ended September 30, 2018 and 2017 are shown in the following tables:

	Three Months Ended September 30,		Change
	2018	2017	%
Timber sales volume (tons) (1)
Pulpwood	343,120	387,329	(11)%
Sawtimber (2)	185,470	216,187	(14)%
	528,590	603,516	(12)%

Harvest mix (1)
Pulpwood	65%	64%
Sawtimber (2)	35%	36%

Net timber sales price (per ton) (1) (3)
Pulpwood	$13	$13	4%
Sawtimber (2)	$24	$24	(1)%

Timberland sales
Gross sales (000's)	$3,818	$342
Sales volume (acres)	1,900	200
% of fee acres	0.4%	0.1%
Sales price (per acre)	$1,967	$1,468

(1)
Excludes amounts from the Bandon Property, which was acquired at the end of August 2018. Harvest volume and timber sales revenue from the Bandon Property for one month of operations accounted for less than 1% of our consolidated total harvest volume and total timber sales revenue.

(2)    Includes chip-n-saw and sawtimber.

(3)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Change
	2018	2017	%
Timber sales volume (tons) (1)
Pulpwood	1,038,687	1,030,750	1%
Sawtimber (2)	625,312	666,209	(6)%
	1,663,999	1,696,959	(2)%

Harvest mix (1)
Pulpwood	62%	61%
Sawtimber (2)	38%	39%

Net timber sales price (per ton) (1) (3)
Pulpwood	$14	$13	7%
Sawtimber (2)	$24	$24	(1)%

Timberland sales
Gross sales (000's)	$14,904	$13,745
Sales volume (acres)	7,200	7,000
% of fee acres	1.5%	1.5%
Sales price (per acre)	$2,063	$1,950

(1)
Excludes amounts from the Bandon Property, which was acquired at the end of August 2018. Harvest volume and timber sales revenue from the Bandon Property for one month of operations accounted for less than 1% of our consolidated total harvest volume and total timber sales revenue.

(2)	Includes chip-n-saw and sawtimber.

(3)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the nine months ended September 30, 2018 and 2017.

We continued to execute our 2018 harvest management plan during the quarter by deferring some harvests to future periods when we expect a better pricing environment. Our harvest volume for the quarter was 12% lower as compared to the third quarter of 2017. Year-to-date volume was only 2% lower than the nine months ended September 30, 2017, primarily as a result of increased harvests from strong local markets, particularly from our Coastal Georgia property acquired in the fourth quarter of 2017, in order to take advantage of favorable pulpwood pricing. We expect our annual harvest volume for 2018 to be between 2.0 million to 2.3 million tons, consistent with our business plan.

Our realized stumpage prices in the third quarter for all five product categories are higher than South-wide average as reported by TimberMart-South due to the strength of the micro-markets in which we operate. Our pulpwood stumpage price for the quarter increased by 4% from the prior year quarter primarily due to higher percentage of pulpwood harvest from strong local markets. Our sawtimber stumpage price for the quarter decreased by 1% from the prior year quarter primarily as a result of higher chip-n-saw volume in our sawtimber mix.

During the quarter, we commenced operations at our newly-acquired Bandon Property in the Pacific Northwest, which was acquired at the end of August 2018. For the period ended September 30, 2018, we harvested approximately 2,000 tons from the Bandon Property, which generated timber sales revenue of $0.1 million. More than 90% of the average five-year harvest volume from the Pacific Northwest is expected to be derived from sawtimber. We expect a higher percentage of stumpage sales versus delivered sales from the Bandon Property as compared to our U.S. South properties, especially in the near term.

Comparison of the three months ended September 30, 2018 versus the three months ended September 30, 2017

Revenues. Revenues for the three months ended September 30, 2018 were $24.6 million, $6.0 million higher than the three months ended September 30, 2017 as a result of a $3.5 million increase in timberland sales revenue and a $2.7 million increase in asset management fees. Timberland sales revenue increased to $3.8 million for the three months ended September 30, 2018 from $0.3 million for the three months ended September 30, 2017 as we sold more acres in 2018 at higher average per-acre sales price. Asset management fees increased primarily due to $2.7 million in asset management fees from the Triple T Joint Venture. Gross timber sales revenue decreased by $0.3 million, or 2%, due to a 12% decrease in harvest volume mitigated by an increase in per-ton gross timber sales revenue. The decrease in harvest volume was a result of management’s plan to defer some harvest in anticipation of a better pricing environment. The increase in per-ton gross timber sales revenue resulted from capturing higher pulpwood pricing from strong micro-markets in the South and continuing to execute our delivered sales strategy. Delivered sales volume as a percentage of total harvest increased from 65% in the third quarter of 2017 to 78% in the current quarter. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries. In future periods, we expect our delivered sales as a percentage of total harvest to be impacted by the Bandon Property in the Pacific Northwest due to its higher percentage of stumpage sales compared to our U.S. South properties.

Timber sales revenue by product for the three months ended September 30, 2018 and 2017 are shown in the following table:

	Three Months Ended September 30, 2017	Changes attributable to:		Three Months Ended September 30, 2018
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$9,218	$280	$(139)	$9,359
Sawtimber (2)	7,831	82	(530)	7,383
	$17,049	$362	$(669)	$16,742

(1)	Timber sales are presented on a gross basis. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

(2)	Includes chip-n-saw and sawtimber.

(3)	Timber sales revenue generated by properties acquired within the last 12 months are attributed to volume change.

Operating Expenses. Contract logging and hauling costs increased 11% to $7.6 million for the three months ended September 30, 2018 from $6.9 million for the three months ended September 30, 2017 as a result of a 6% increase in delivered sales volume combined with a 4% increase in average per-ton logging and hauling cost due to higher logging rates in certain operating regions.

Depletion expense decreased 14% to $6.2 million for the three months ended September 30, 2018 from $7.3 million for the three months ended September 30, 2017 due to a 12% decrease in harvest volume and lower blended depletion rates. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion, while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect depletion rates of our current portfolio to decrease over time.

Cost of timberland sales increased to $3.2 million for the three months ended September 30, 2018 from $0.2 million for the three months ended September 30, 2017 as we sold more acres in 2018.

Forestry management fees decreased to $1.4 million for the three months ended September 30, 2018 from $1.7 million for the three months ended September 30, 2017 primarily as a result of a $0.4 million decrease in personnel costs allocated to forestry management fees as a result of changes in time allocations of certain personnel due to the Triple T Timberlands transaction.

General and administrative expenses increased slightly to $2.5 million for the three months ended September 30, 2018 from $2.3 million for the three months ended September 30, 2017 primarily due to a $0.6 million increase in transaction costs, a $0.5 million increase in personnel costs, and a $0.4 million increase in various expense categories, offset by a $1.2 million reduction in transaction costs previously expensed that were reimbursed from the Triple T Joint Venture upon closing. Personnel costs increased as a result of increased allocation of staff time to our joint venture asset management business, for which we earn asset management fees and receive reimbursements of certain general and administrative expenses. These reimbursements are included in asset management fee revenue in the accompanying consolidated statements of operations.

Interest expense. Interest expense increased $1.5 million to $4.3 million for the three months ended September 30, 2018, primarily due to higher average outstanding debt balance and higher effective interest rates on our borrowings, partially due to interest rate swaps to hedge our exposure to rising interest rates. The higher average debt balance was a result of borrowing an additional $170.0 million to fund our investment in the Triple T Joint Venture and borrowing $89.0 million to fund the purchase of the Bandon Property. We expect to pay down a portion of the outstanding debt balance with net proceeds from the Southwest Property disposition during the fourth quarter.

Loss from unconsolidated joint ventures. During the three months ended September 30, 2018, we recognized a $76.8 million loss from the investment in the Triple T Joint Venture under the HLBV method of accounting. The HLBV method is commonly applied to equity investments in real estate where cash distributions vary at different points in time and are not directly linked to an investor's ownership percentage. See Note 4, Unconsolidated Joint Ventures to our accompanying consolidated financial statements.

Net loss. Our net loss increased to $78.9 million for the three months ended September 30, 2018 from $4.0 million for the three months ended September 30, 2017 primarily due to the $76.8 million loss from the Triple T Joint Venture and a $1.5 million increase in interest expense, offset by a $3.4 million increase in operating income. Our net loss per share for the three months ended September 30, 2018 and 2017 was $1.61 and $0.10, respectively.

Comparison of the nine months ended September 30, 2018 versus the nine months ended September 30, 2017

Revenues. Revenues increased to $74.9 million for the nine months ended September 30, 2018 from $68.6 million for the nine months ended September 30, 2017 due to an increase in timber sales revenue of $2.2 million, an increase in timberland sales revenue of $1.2 million, an increase in asset management fees of $2.7 million, and an increase in other revenues of $0.3 million. Gross timber sales revenue increased 4% primarily due to a 6% increase in average gross timber sales pricing offset by a 2% decrease in total harvest volume. Average gross timber sales pricing increased primarily as a result of our continued execution of our delivered sales strategy. Delivered sales volume as a percentage of total harvest volume increased from 72% for the nine months ended September 30, 2017 to 81% for the nine months ended September 30, 2018. In future periods, we expect our delivered sales as a percentage of total harvest to be impacted by the Bandon Property in the Pacific Northwest due to its higher percentage of stumpage sales compared to our U.S. South properties.

Timber sales revenue by product for the nine months ended September 30, 2018 and 2017 are shown in the following table:

	Nine Months Ended September 30, 2017	Changes attributable to:		Nine Months Ended September 30, 2018
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$26,682	$617	$1,995	$29,294
Sawtimber (2)	24,246	157	(557)	23,846
	$50,928	$774	$1,438	$53,140

(1)	Timber sales are presented on a gross basis. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

(2)	Includes chip-n-saw and sawtimber.

(3)	Timber sales revenue generated by properties acquired within the last 12 months are attributed to volume change.

Timberland sales revenue increased to $14.9 million for the nine months ended September 30, 2018 from $13.7 million for the nine months ended September 30, 2017 as we sold more acres at higher average per-acre sales price. Asset management fees increased to $2.8 million for the nine months ended September 30, 2018 from $0.1 million for the nine months ended September 30, 2017 primarily due to management fees earned from the Triple T Joint Venture.

Operating Expenses. Contract logging and hauling costs increased 11% to $24.2 million for the nine months ended September 30, 2018 from $21.9 million for the nine months ended September 30, 2017 primarily as a result of a 9% increase in delivered sales volume.

Depletion expense decreased 3% to $19.9 million for the nine months ended September 30, 2018 from $20.5 million for the nine months ended September 30, 2017 due to a 2% decrease in total harvest volume and lower blended depletion rates.

Cost of timberland sales increased to $11.6 million for the nine months ended September 30, 2018 from $9.7 million for the nine months ended September 30, 2017 as we sold more acres in 2018.

Forestry management fees decreased $0.3 million to $4.6 million for the nine months ended September 30, 2018 as a result of lower personnel costs allocated to forestry management fees.

General and administrative expenses increased to $8.6 million for the nine months ended September 30, 2018 from $7.5 million for the nine months ended September 30, 2017 primarily due to a $1.2 million increase in personnel costs as a result of increased head count to manage a growing business and increased allocation of staff time to joint venture management, a $0.6 million increase in transaction costs and a $0.6 million increase in various expense categories, offset by a $1.2 million reimbursement of previously expensed transaction costs received from the Triple T Joint Venture.

Other operating expenses increased to $4.2 million for the nine months ended September 30, 2018 from $4.0 million the nine months ended September 30, 2017 primarily as a result of an increase in logging road maintenance costs and an increase in planting costs on leased properties.

Interest expense. Interest expense increased to $11.1 million for the nine months ended September 30, 2018 from $8.1 million for the nine months ended September 30, 2017 primarily due to a $1.9 million increase in the cash component of interest expense due to higher average outstanding debt and higher LIBOR rates. Additionally, we had a $1.6 million non-recurring write-off of deferred financing costs due to debt repayment and the amendment of our credit agreement in August 2018, offset by a $0.5 million decrease in interest expense as a result of favorable swap rates on certain interest rate swaps.

Loss from unconsolidated joint ventures. During the nine months ended September 30, 2018, we recognized $2.5 million of income from the Dawsonville Bluffs Joint Venture, which represents our portion of the joint venture’s net income of $5.1 million, generated primarily through the sale of HBU timberland and mitigation bank credits. During the nine months ended September 30, 2018, we recognized a $76.8 million loss from the Triple T Joint Venture, which represents our equity pick-up under the HLBV method of accounting.

Net loss. Our net loss increased to $83.8 million for the nine months ended September 30, 2018 from $8.5 million for the nine months ended September 30, 2017 primarily due to the $76.8 million loss from the Triple T Joint Venture, offset by the $1.7 million increase in operating income. Our net loss per share for the nine months ended September 30, 2018 and 2017 was $1.76 and $0.22, respectively.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance and ability to satisfy lender requirements. EBITDA is a non-GAAP financial measure of operating performance. EBITDA is defined by the SEC as earnings before interest, taxes, depreciation and amortization; however, we have excluded certain other expenses which we believe are not indicative of the ongoing operating results of our timberland portfolio, and we refer to this measure as Adjusted EBITDA (see the reconciliation table below). As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Due to the significant amount of timber assets subject to depletion, significant income (losses) from unconsolidated joint ventures based on HLBV, and the significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial performance. By providing this non-GAAP financial measure, together with the reconciliation below, we believe we are enhancing investors’ understanding of our business and our ongoing results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income, cash flow from operations, or other financial statement data presented in accordance with GAAP in our consolidated financial statements as indicators of our operating performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

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

•
Although HLBV income and losses are primarily hypothetical and non-cash in nature, Adjusted EBITDA does not reflect cash income or losses from unconsolidated joint ventures for which we use the HLBV method of accounting to determine our equity in earnings.

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

For the three months ended September 30, 2018, Adjusted EBITDA was $11.5 million, a $4.3 million increase from the three months ended September 30, 2017, primarily due to a $3.3 million increase in net timberland sales and a $2.7 million increase in asset management fees, offset by a $1.0 million decrease in net timber sales and a $0.7 million increase in general and administrative expenses.

For the nine months ended September 30, 2018, Adjusted EBITDA was $40.4 million, a $8.3 million increase from the nine months ended September 30, 2017, primarily due to $6.4 million of Adjusted EBITDA from the Dawsonville Bluffs Joint Venture, a $2.7 million increase in asset management fees, a $0.7 million increase in net timberland sales and a $0.3 million increase in other revenues, offset by a $1.3 million increase in general and administrative expenses, and a $0.5 million increase in other operating expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(78,899)	$(4,044)	$(83,789)	$(8,488)
Add:
Depletion	6,224	7,265	19,884	20,511
Basis of timberland sold, lease terminations and other (1)	2,983	247	10,771	9,647
Amortization (2)	493	308	2,532	961
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (3)	39	125	3,885	128
HLBV(income) loss from unconsolidated joint venture (4)	76,755	—	76,755	—
Stock-based compensation expense	610	687	2,171	2,025
Interest expense (2)	3,883	2,553	8,754	7,266
Other (5)	(632)	10	(597)	29
Adjusted EBITDA	$11,456	$7,151	$40,366	$32,079

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

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

(4)
Reflects HLBV (income) losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date rather than a liquidation at fair value as of a date that is more in-line with the joint venture’s expected timing for a liquidity event.

(5)
Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions transactions, joint ventures or new business initiatives.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into ten interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of September 30, 2018, the outstanding balance under the amended credit agreement was $557.6 million, of which $100.0 million was outstanding under the Term Loan A-1, $100.0 million was outstanding under the Term Loan A-2, $68.6 million was outstanding under the Term Loan A-3, $140.0 million was outstanding under the Term Loan A-4, and $149.0 million was outstanding under the Multi-Draw Term Facility. The Term Loan A-1 matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, the Term Loan A-2 matures on December 1, 2026 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.90%, the Term Loan A-3 matures on December 1, 2027 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 2.0%, the Term Loan A-4 matures on August 22, 2025 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.70%, and the Multi-Draw Term Facility matures on December 1, 2024 and bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on our LTV Ratio.

As of September 30, 2018, we had ten outstanding interest rate swaps with a total notional value of $350.0 million. After consideration of the interest rate swaps, $207.6 million of our total debt outstanding remains subject to variable interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of September 30, 2018, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$—	$207,619	$207,619
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$350,000	$350,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	—%	4.28%	4.28%
Effectively fixed-rate debt	—%	—%	—%	—%	—%	4.26%	4.26%

As of September 30, 2018, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 4.27%. A 1.0% change in interest rates would result in a change in interest expense of approximately $2.1 million per year. The amount of effectively variable-rate debt outstanding in the future will largely depend on the level of cash flow from operations and the rate at which we are able to deploy such proceeds toward repayment of amounts outstanding under the amended credit agreement, the acquisition of timberland properties and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual
Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	9,493	$12.94	—	$19.8	million
August 1 - August 31	—	$—	—	$19.8	million
September 1 - September 30	—	$—	—	$19.8	million
Total	9,493		—

(1)	On August 7, 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common shares.

(2)	Represents shares purchased for tax withholding or estimated income tax payments purposes only.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth below and incorporated by reference herein.

Exhibit Number	Description

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

10.1
Consent and Amendment Agreement, dated as of June 29, 2018, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, and certain financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2018)

10.2 *^
Purchase and Sale Agreement, dated as of August 20, 2018, by and among CatchMark HBU, LLC, CatchMark Southern Timberlands II, L.P., CatchMark TRS Harvesting Operations, LLC, CatchMark Texas Timberlands, L.P., Forest Investment Associates L.P. and First American Title Insurance Company

10.3 *^
First Amendment to Purchase and Sale Agreement, dated as of October 4, 2018, by and among CatchMark HBU, LLC, CatchMark Southern Timberlands II, L.P., CatchMark TRS Harvesting Operations, LLC, CatchMark Texas Timberlands, L.P., and Forest Investment Associates L.P.]

10.4*	Option Agreement, dated as of May 30, 2018 and amended on June 28, 2018, August 3, 2018 and August 21, 2018, by and between CatchMark Timber Trust, Inc. and FIA Timber Partners II, L.P.

10.5*	Option Agreement, dated as of May 30, 2018 and amended on June 28, 2018, August 3, 2018 and August 21, 2018, by and between CatchMark Timber Trust, Inc. and LRT III LLC

10.6*	Option Agreement, dated as of May 30, 2018 and amended on June 28, 2018, August 3, 2018 and August 21, 2018, by and between CatchMark Timber Trust, Inc. and LRT IV LLC

10.7*
Fifth Amended and Restated Credit Agreement, dated as of December 1, 2017 and amended August 22, 2018, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, AgFirst Farm Credit Bank, Coöperatieve Rabobank U.A., New York Branch, and certain financial institutions named therein

10.8^
Limited Partnership Agreement of TexMark Timber Treasury, L.P., dated as of July 6, 2018, by and among Triple T GP, LLC, Creek Pine Holdings, LLC, IMC RRIF C US Inc., IMC RRIF M US Inc., IMC RRIF PS US Inc., IMC RRIF T US Inc., IMC RRIF WS US Inc., IMC RRIF H US Inc., and bcIMC (WCBAF REKYN) Investment Corporation, Caddo TIG Newco L.P., Caddo Investors Holdings 1 LLC, Highland Floating Rate Opportunities Fund, NexPoint Strategic Opportunities Fund, NexPoint Real Estate Strategies Fund, and JAWS Capital, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K filed on September 12, 2018)

10.9^
Asset Management Agreement, dated July 6, 2018, between Creek Pine REIT, LLC, Crown Pine Realty 1, Inc. and CatchMark TRS Creek Management, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed on September 12, 2018)

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

*Filed herewith.
^Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	November 1, 2018	By:	/s/ Brian M. Davis
Brian M. Davis Senior Vice President and Chief Financial Officer (Principal Financial Officer)