Form 10-K
period 2018-12-31
CatchMark Timber Trust, Inc.
filed 2019-03-01
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from ______ to _______.

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
(855) 858-9794
Registrant’s telephone number, including area code
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A Common Stock, $0.01 Par Value Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $619.5 million, computed by using the closing price of the Class A common stock as of that date on the New York Stock Exchange of $12.73 per share.

As of February 28, 2019: 49,083,475 shares of the registrant's Class A common stock were outstanding

Documents Incorporated by Reference
Certain portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2019 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

FORM 10-K

CATCHMARK TIMBER TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of CatchMark Timber Trust, Inc. and subsidiaries (“CatchMark,” “we,” “our,” or “us”) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, CatchMark, or the executive officers on CatchMark’s behalf, may from time to time make forward-looking statements in other reports and documents CatchMark files with the SEC or in connection with oral statements made to the press, potential investors, or others. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act.

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report relate to anticipated delivery of income, value and long-term returns through sustainable harvests, well-timed real estate sales, selective acquisitions, joint ventures, and our fee-based asset management business; property performance and anticipated growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; possible interest rate risk mitigation actions; anticipated non-cash GAAP losses from the unconsolidated Triple T Joint Venture (as defined herein); and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture and include, but are not limited to, statements about the expected benefits of the joint venture, including anticipated harvest volume, financial and operating results and future returns to stockholders; and our plans, objectives, expectations, projections and intentions.

Forward-looking statements are based on a number of assumptions involving judgments and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience and our present expectations. Such risks and uncertainties related to us and the Triple T Joint Venture include those discussed in Item 1A herein and our subsequent reports filed with the SEC. Accordingly, readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AFM	American Forestry Management, Inc.
AgFirst	Agfirst Farm Credit Bank
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Code	Internal Revenue Code
EBITDA	Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles in the United States
HBU	Higher and Better Use
HLBV	Hypothetical Liquidation at Book Value
IP	International Paper Company
IPO	Initial Listed Public Offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MBF	Thousand Board Feet
MPERS	Missouri Department of Transportation & Patrol Retirement System
NCREIF	National Council of Real Estate Investment Fiduciaries
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SFI	Sustainable Forest Initiative
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company (formerly known as MeadWestvaco Corporation)

PART I

ITEM 1.BUSINESS

General

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and owns the remaining 0.01% of its common partnership units. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly owned subsidiary of CatchMark Timber OP in 2006, is our taxable REIT subsidiary. Unless otherwise noted, references to CatchMark, "we", "us", or "our" herein include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

We primarily engage in the acquisition, ownership, operation, management, and disposition of timberland properties located in the United States. We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as asset management fees and rent from hunting and recreational leases. When and where we believe appropriate, we also generate income and cash flow from timberland sales. In addition to current income, we expect to realize long-term returns from the biological growth of our standing timber inventory.

We strive to deliver superior, consistent, and predictable per share cash flow growth through disciplined acquisitions, active management, sustainable harvests, and well-timed real estate sales. We intend to grow over time through selective acquisitions and investments in high demand fiber markets and to efficiently integrate new acquisitions and investments into our operations. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality industrial timberlands, as well as opportunistic land sales and asset management fees to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of our forests.

We also seek to create additional value by entering into joint ventures with long-term, institutional equity partners to opportunistically acquire, own, and manage timberland properties that fit our core investment strategy. In April 2017, we entered into our first joint venture with MPERS (the "Dawsonville Bluffs Joint Venture"). In July 2018, we entered into a joint venture (the "Triple T Joint Venture") with a consortium of institutional investors (the “Preferred Investors”), including BTG Pactual Timberland Investment Group, Highland Capital Management, Medley Management Inc., and British Columbia Investment Management Corporation. Our joint venture platform drives growth through our fee-based management business that leverages our scale and timberland management efficiencies.

For the years ended December 31, 2018, 2017 and 2016, our revenues from timber sales, timberland sales, asset management fees, and other non-timber related sources, as a percentage of our total revenue, are set forth in the table below:

	2018	2017	2016
Timber sales	71%	78%	80%
Timberland sales	18%	16%	15%
Asset management fees	6%	—%	—%
Other revenues	5%	6%	5%
Total	100%	100%	100%

Segment Information

We have three reportable segments: Harvest, Real Estate and Investment Management. Our Harvest segment includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Our Real Estate segment includes timberland sales, cost of timberland sales and large dispositions. Our Investment Management segment includes investments in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for management of these joint ventures.

The following table presents operating revenues by reportable segment:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Harvest	$74,734	$76,419	$69,340
Real Estate	17,520	14,768	12,515
Investment Management	5,603	108	—
Total	$97,857	$91,295	$81,855

Current Timberland Holdings

As of December 31, 2018, we wholly owned interests in approximately 463,100 acres of high-quality industrial timberlands consisting of 19.8 million tons of merchantable timber inventory. Of the wholly-owned timberlands, 445,000 acres were located in six states in the U.S. South and 18,100 acres were located in Oregon. Our timberlands have been intensively managed for sustainable commercial timber production and are located within attractive and desirable fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities.

In addition to our wholly-owned timber assets, as of December 31, 2018, we owned a common limited partnership interest in the Triple T Joint Venture, which owns 1.1 million acres of high-quality industrial East Texas timberlands with approximately 42.9 million tons of merchantable timber inventory, and we owned a 50% membership interest in the Dawsonville Bluffs Joint Venture, which owns approximately 5,000 acres of high-quality commercial timberlands located in North Georgia with approximately 0.3 million tons of merchantable timber inventory.

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

Maximize Profitability on Timber Sales. We actively manage our log merchandising efforts together with delivered and stumpage sales with the goal of achieving the highest available price for our timber products. We compete with other timberland owners on the basis of the quality of our logs, the prices of our logs, our reputation as a reliable supplier, and our ability to meet customer specifications. We will continue to work diligently and proactively with our third-party contractors with a view towards optimizing our logging, hauling, sorting, and merchandising operations to extract the maximum profitability from each of our logs based on the foregoing considerations.

Pursue Attractive Timberland Acquisitions. We seek to identify and acquire high-quality industrial timberland properties, with our average deal size ranging from 10,000 to 40,000 acres. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective timberland property or properties, including, but not limited to:

•Local market dynamics (supply/demand balance);

•	Predominantly softwood merchantable inventory mix;

•	Merchantable inventory/mix (tons per-acre);

•	Sustainable productivity (on a tons per-acre, per-year basis);

•	Quality of existing and prospective customers; and

•	Target cash yields (near-term/long-term).

We expect our transaction pipeline to continue to be driven by term liquidations by closed-end timber funds and overall portfolio rebalancing by other private timberland owners.

We may enter into additional fiber supply agreements with respect to acquired properties in order to ensure a steady source of demand for our incremental timber production.

Opportunistically Sell Timberland Assets. We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. We intend to capitalize on the value of our timberland portfolio by opportunistically monetizing timberland properties. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to:

•	Inventory stocking below portfolio average;

•	Predominantly hardwood merchantable inventory mix; and

•	Poor productivity.

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

Create Value Through Joint Ventures. We seek to create additional value through institutional equity joint ventures to acquire, own, and manage timberland properties that meet our core investment strategy. The timberland properties acquired through the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture fit our profile for high quality assets with excellent stocking. The Triple T Joint Venture offers potentially significant investment returns through incentive-based promotes and attractive long-term, sustainable growth from high-quality timberlands. Our investment in the Dawsonville Bluffs Joint Venture has generated significant earnings and cash flows. Additionally, we have established and expanded our investment management business by managing the day-to-day operations of both joint ventures and earning asset management fee income, which support our dividend and growth strategy.

Practice Sound Environmental Stewardship. We remain committed to responsible environmental stewardship and sustainable forestry. Our wholly-owned timberlands, except those that have been recently acquired, and timberlands held by the Triple T Joint Venture, have been third-party audited and certified in accordance with the 2015-2019 SFI standards. We are currently taking the necessary procedures to get our recently acquired timberlands third-party audited and certified in accordance with the SFI standards within the next 12 months. SFI standards promote sustainable forest management through recognized core principles, including measures to protect water quality, biodiversity, wildlife habitat and at-risk species. Our timberlands are further managed to meet or exceed all state regulations through the implementation of best management practices as well as internal policies designed to ensure compliance. We believe our continued commitment to environmental stewardship will allow us to maintain our timberlands’ productivity, grow our customer base, and enhance our reputation as a preferred timber supplier.

Financing Strategy

Our long-term financing strategy seeks to maximize balance sheet liquidity and operational flexibility for the purpose of generating current income and attractive long-term returns for our stockholders. We intend to employ prudent amounts of debt and equity financing as a means of providing additional funds for the selective acquisitions of timber assets, to refinance existing debt, or for general corporate purposes. In particular, we seek to maximize balance sheet liquidity and flexibility by:

•	Maintaining sufficient liquidity through borrowing capacity under our credit facilities and cash-on-hand;

•	Minimizing the amount of near-term debt maturities in a single year;

•	Maintaining low to modest leverage;

•	Managing interest rate risk through an appropriate mix of fixed and variable rate debt instruments, either directly or using interest rate swaps, caps or other arrangements; and

•	Maintaining access to diverse sources of capital.

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

Transaction Activities

We executed the following timberland transactions during the three years ended December 31, 2018:

Acquisitions

During the years ended December 31, 2018, 2017, and 2016, we acquired 18,100 acres, 19,600 acres, and 81,900 acres of timberlands, respectively, totaling 119,600 acres. The properties acquired are well stocked with merchantable pine inventory, located in strong pulpwood and sawtimber markets, and complement our existing timberland portfolio. Together, they added 5.7 million tons to our merchantable timber inventory, averaging 48 tons per acre, comprised of 75% pine plantations by acreage and 55% sawtimber by tons. Our timberland ownership expanded into the Pacific Northwest in 2018.

On July 6, 2018, we invested $200.0 million in the Triple T Joint Venture in exchange for a common limited partnership interest, exclusive of transaction costs. The Triple T Joint Venture acquired 1.1 million acres of East Texas industrial timberlands (the "Triple T Timberlands") for approximately $1.39 billion. The Triple T Timberlands contained approximately 38.0 million tons of merchantable timber inventory as of the date of acquisition. In April 2017, we entered into the Dawsonville Bluffs Joint Venture which acquired a portfolio of 11,000 acres of commercial timberlands located in North Georgia for an aggregate purchase price of $20.0 million, exclusive of transaction costs.

Land Sales

During the years ended December 31, 2018, 2017, and 2016, we sold 8,500, 7,700, and 7,300 acres of timberland, respectively. These land sales represented approximately 1.8%, 1.7%, and 1.7%, respectively, of our average fee timberland acreage (based on average quarterly fee timberland acreage) for each year. For the years ended December 31, 2018, 2017, and 2016, the disposed timberlands had an average merchantable timber stocking of 26, 27, and 20 tons per acre, respectively, as compared to approximately 42, 41, and 39 tons per acre for our U.S. South portfolio at the beginning of each respective year.

Large Dispositions

Large dispositions are sales of large blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. Such large dispositions are not part of core operations, are infrequent in nature and may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.
In November 2018, we completed the disposition of 56,100 acres of wholly-owned timberlands located in Texas and Louisiana (the "Southwest Property") for approximately $79.3 million. This large disposition represented approximately 11.9% of our average fee timberland acreage (based on average quarterly fee timberland acreage) for 2018. The disposed timberland acres had an average merchantable timber stocking of 32 tons per acre, as compared to 42 tons per acre for our U.S. South portfolio at the beginning of 2018.

Timber Agreements

Mahrt Timber Agreements

We are party to a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly-owned subsidiary of WestRock. The master stumpage agreement provides that we will sell specified amounts of timber and make available certain portions of our timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase a specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from our timberlands.

For the year ended December 31, 2018, WestRock purchased approximately 479,000 tons under the Mahrt Timber Agreements, which exceeded the minimum requirement of 408,000 tons. WestRock has historically purchased tonnage that exceeded the minimum requirement under Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We derived approximately 17% of our net timber sales revenue from the Mahrt Timber Agreements in each of the years ended December 31, 2018, 2017 and 2016. For 2019, we are required to make available for purchase by WestRock, and WestRock is required to purchase, a minimum of 374,800 tons of timber under the Mahrt Timber Agreements. The decrease in the minimum requirement from the previous year is due to lower planned harvest volumes for 2019 from the timberlands acquired in 2007, which is the basis of deriving minimum requirements under the Mahrt Timber Agreements.

Carolinas Supply Agreement

On June 15, 2016, we assumed a pulpwood supply agreement (the "Carolinas Supply Agreement") in connection with our largest timberland acquisition since our listing in 2013 excluding our joint venture transactions (the "Carolinas Midlands III transaction"). The Carolinas Supply Agreement requires us to harvest and sell agreed-upon pulpwood volumes to IP and IP is required to purchase these volumes at defined market prices. Through its expiration on November 3, 2026, the Carolinas Supply Agreement is expected to represent between 100,000 to 150,000 tons of our annual harvest.

During the year ended December 31, 2018, we sold approximately 145,000 tons of timber under the Carolinas Supply Agreement, which exceeded the required 137,000 tons. We derived approximately 5%, 6%, and 4% of our net timber sales revenue from the Carolinas Supply Agreement in 2018, 2017, and 2016, respectively. For 2019, we are required to harvest and sell a minimum of 99,000 tons of timber under the Carolinas Supply Agreement.

Credit Risk of Customers

For the year ended December 31, 2018, our largest customer, WestRock, represented 20% of our consolidated revenues. IP represented 12% of our consolidated revenues. No other customer represented more than 10% of our consolidated revenues. The loss of WestRock or IP as a customer would have a material adverse effect on our operating results. We sold timber to 67 customers in 2018, compared to 64 in 2017.

We are not aware of any reason why our current customers will not be able to pay their contractual amounts as they become due in all material respects.

Competition

We compete with various private and industrial timberland owners as well as governmental agencies that own or manage timberlands in the U.S. South and the Pacific Northwest. Due to transportation and delivery costs, pulp, paper and wood products manufacturing facilities typically purchase wood fiber within a 100-mile radius of their location, which thereby limits, to some degree, the number of significant competitors in any specific regional market. Factors affecting the level of competition in our industry include price, species, grade, quality, proximity to the mill customer, and our reliability and consistency as a supplier. Also, as we seek to acquire timberland assets, we are in competition for targeted timberland tracts with other similar timber investment companies, as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timberland tracts to become the owner if another suitable tract cannot be substituted. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland.

Seasonality

Our harvest operations are affected by weather conditions, where wet weather could reduce our harvest volume but boost prices due to limited supply, while dry weather could suppress prices due to increases in supply.

Environmental Matters

See Item 1A — Risk Factors, Risk Related to Our Business and Operations for discussions of environmental matters that impact our business.

Employees

As of December 31, 2018, we had 25 employees.

Access to SEC Filings and Other Information

Our internet website is www.catchmark.com. We make available on the Investor Relations section of our website, free of charge, our Annual Reports to stockholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC. Our documents filed with, or furnished to, the SEC are also available for review at the SEC's website at www.sec.gov.

We include our website addresses throughout this report for reference only. The information contained on our website is not incorporated by reference into this report.

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

The demand for timber and wood products is affected primarily by the level of new residential construction activity, repair and remodeling activity, the supply of manufactured timber products, including imports of timber products, and to a lesser extent, other commercial and industrial uses. The demand for timber also is affected by the demand for wood chips in the pulp and paper markets and for hardwood in the furniture and other hardwood industries. The demand for cellulose fiber is related to the demand for disposable products such as diapers and feminine hygiene products. These activities are, in turn, subject to fluctuations due to, among other factors:

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

The Mahrt Timber Agreements we entered into with WestRock provide that we will sell specified amounts of timber to WestRock, subject to market pricing adjustments and certain early termination rights of the parties. The Mahrt Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for WestRock, in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from our timberlands. Our financial performance is substantially dependent on the economic performance of WestRock as a consumer of our wood products. Approximately 17% of our net timber sales revenue for 2018 was derived from the Mahrt Timber Agreements, which exceeded the minimum amount of timber that WestRock was required to purchase pursuant to the Mahrt Timber Agreements. If WestRock does not continue to purchase significantly more than the minimum amount of timber it is required to purchase from us, or if WestRock becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.

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

A key component of our business and growth strategies is to pursue timberland acquisition opportunities. Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. We also face significant competition in pursuing timberland investments from other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; school and university endowments; individuals; and other entities. The market for high-quality timberland is highly competitive given how infrequently those assets become available for purchase. As a result, many real estate investors have built up their cash positions and face aggressive competition to purchase quality timberland assets. A significant number of entities and resources competing for high-quality timberland properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. In addition, our future acquisitions, if any, may not perform in accordance with our expectations. Finally, we anticipate financing these acquisitions through proceeds from debt or equity offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof, and our inability to finance acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations could adversely affect our results of operations.  We cannot assure you that we will be successful in obtaining suitable investments on financially attractive terms, that we will be able to finance the purchase of such investments or that, if we make investments, our objectives will be achieved.

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

Our total assets as of December 31, 2018 were $804.8 million and our revenues for the year ended December 31, 2018 were $97.9 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our general and administrative expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available to distribute to our stockholders.

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

Our timberlands are located in the U.S. South and, to a lesser extent, in the Pacific Northwest, and adverse economic and other developments in these areas could have a material adverse effect on us.

Our timberlands are located in the U.S. South and, to a lesser extent, in the Pacific Northwest. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.

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

We depend on the efforts and expertise of our Chief Executive Officer, our Chief Financial Officer and our Senior Vice President, Forest Resources to execute our business strategy, and we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, would have an adverse effect on our business. In addition, our asset management agreement with the Triple T Joint Venture includes a "key man" provision requiring us to find a suitable replacement if Jerry Barag, our Chief Executive Officer, ceases to be employed by us. If we fail to find such suitable replacement within a certain period of time, in certain circumstances, the Preferred Investors in the Triple T Joint Venture have the right to terminate the asset management agreement, which would have an adverse effect on our business.

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

In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, which could have a material adverse effect on us. In the case of any joint ventures we might enter into but do not manage, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, overall business controls that are not under our control, which could have a material adverse effect on us. In addition, we rely on our Forest Managers and their systems to provide us with certain information related to our operations, including our timber sales. Although we review such information prior to incorporating it into our accounting systems, we cannot assure the accuracy of such information. If the Forest Managers’ systems fail to accurately report to us the information on which we rely, we may not be able to accurately report our financial results, which could have a material adverse effect on us.

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

From our inception through the end of 2018, other than in 2014, we have incurred net losses. Historical net losses have generally been a result of non-cash charges, including depletion expense. If we are unable to generate net income in the future, and continue to incur net losses, our financial condition, results of operations, cash flows, and our ability to service our indebtedness and make distributions to our stockholders could be materially and adversely affected, which could adversely affect the market price of our common stock.

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

•	local real estate market conditions, such as oversupply of, or reduced demand for, properties sharing the same or similar characteristics as our timberlands;

•	competition from other sellers of land and real estate developers;

•	weather conditions or natural disasters having an adverse effect on our properties;

•	relative illiquidity of real estate investments;

•	forestry management costs associated with maintaining and managing timberlands;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	impact of federal, state and local land use and environmental protection laws;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•	it may be necessary to delay sales in order to minimize the risk that gains would be subject to the 100% prohibited transactions tax.

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

Our business is subject to laws, regulations, and related judicial decisions and administrative interpretations relating to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, and the protection of natural resources, air and water quality that are subject to change and frequently enacted. These changes may adversely affect our ability to harvest and sell timber and to remediate contaminated properties. We are subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the National Environmental Policy Act and the Endangered Species Act, as well as comparable state laws and regulations. Violations of various statutory and regulatory programs that apply to our operations could result in civil penalties; damages, including natural resource damages; remediation expenses; potential injunctions; cease-and-desist orders; and criminal penalties.

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

The Clean Water Act regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the Clean Water Act, it is unlawful to discharge any pollutant from a “point source” into navigable waters of the United States without a permit obtained under the National Pollutant Discharge Elimination System ("NPDES") permit program of the U.S. Environmental Protection Agency (the "EPA"). Storm water from roads supporting timber operations that is conveyed through ditches, culverts and channels are exempted by EPA rule from this permit requirement and Congress amended Section 402(1) of the Clean Water Act in 2014 to prohibit the requirement of NPDES permits for discharge of runoff associated with silvicultural activities conducted in accordance with standard industry practice, leaving those sources of water discharge to state regulation. The scope of these state regulations vary by state and are subject to change, legal challenges and legislative responses. To the extent we are subject to future federal or state regulation of storm water runoff from roads supporting timber operations, our operational costs to comply with such regulations could increase and our results of operations could be adversely affected.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures and those of our information technology vendors will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems and those of our information technology vendors could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any one of which could materially and adversely affect our financial condition and results of operations.

Changes in energy and fuel costs could affect our financial condition and results of operations.

Energy costs are a significant operating expense for our logging and hauling contractors and for the contractors who support the customers of our standing timber. Energy costs can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. Increases in the price of oil could adversely affect our business, financial condition and results of operations. In addition, an increase in fuel costs, and its impact on the cost and availability of transportation for our products and the cost and availability of third-party logging and hauling contractors, could have a material adverse effect on the operating costs of our contractors and our standing timber customers as well as in defining economically accessible timber stands. Such factors could in turn have a material adverse effect on our business, financial condition and results of operations.

We may fail to realize some or all of the anticipated benefits of the Triple T Joint Venture or those benefits may take longer to realize than expected. We also may encounter significant difficulties in managing the business and operations of the Triple T Timberlands for the Triple T Joint Venture. The future results of our company will suffer if we do not effectively manage the Triple T Timberlands on behalf of the Triple T Joint Venture or if the results of the Triple T Joint Venture do not meet our expectations.

Our ability to realize the anticipated benefits of the Triple T Joint Venture depends, in part, on our ability to successfully manage the business and operations of the Triple T Timberlands acquired by the Triple T Joint Venture. Following the consummation of the Triple T Joint Venture, the number of acres of timberlands under our management has increased significantly. The management and operation of a newly-acquired business can be a complex, costly and time-consuming process. As a result, we may be required to devote significant management attention and resources to managing the business practices and operations of the Triple T Timberlands for the Triple T Joint Venture. The transition of the Triple T Timberlands management to us may disrupt our business and the business of the Triple T Timberlands and, if implemented ineffectively, could restrict the full realization of the anticipated benefits of the Triple T Joint Venture. The failure to meet the challenges involved in the management of the business and operations of the Triple T Timberlands and to realize the anticipated benefits of the Triple T Joint Venture could cause an interruption of, or a loss of momentum in, our business activities or those of the Triple T Timberlands and could adversely impact our business, financial condition and results of operations. In addition, the overall management of the business and operations of the Triple T Timberlands may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention.

The challenges in our ability to realize the anticipated benefits of the Triple T Joint Venture include the factors identified elsewhere herein relating to the timberlands business, and include, but are not limited to:

•	the Triple T Joint Venture’s dependency on, and obligations under, long-term third-party customer contracts;

•
our partners in the Triple T Joint Venture have significant governance rights, including major decision rights on management and operational matters, and we may arrive at an impasse with these partners relating to one or more of these matters;

•	our asset management fees from the Triple T Joint Venture are subject to deferral if certain financial objectives are not obtained;

•	the right of the preferred investors to receive a preferred return and a return of capital in priority to us;

•
our asset management agreement with the Triple T Joint Venture is subject to termination, including upon the failure of the Triple T Joint Venture to meet certain financial and operational performance objectives;

•	volatility in the market prices of forest products;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in retaining, attracting and assimilating key personnel, including personnel that are considered key to the future success of the business of the Triple T Joint Venture;

•	obligations and restrictions imposed by the financing arrangements of the Triple T Joint Venture; and

•	challenges in keeping key business relationships in place.

Many of these factors are outside of our control, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenues, earnings, and cash flows, and diversion of management’s time and energy, which could have a material adverse effect on the business of the Triple T Joint Venture and/or us.

In addition, even if the business and operations of the Triple T Timberlands are transitioned successfully to our management, the full benefits of the transaction may not be realized. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred. Furthermore, the Triple T Timberlands may have unknown or contingent liabilities that were not discovered during the course of due diligence. These liabilities could include exposure to unexpected environmental problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to the Triple T Joint Venture.

All of these factors could negatively impact the asset management fees we expect to earn from the Triple T Joint Venture, the value of our investment in the Triple T Joint Venture and the returns we anticipate receiving from the Triple T Joint Venture, all of which could negatively impact the price of our common stock, or have a material adverse effect on our business, financial condition and results of operations.

Actions of joint venture partners could negatively impact our performance.

We have entered into joint ventures (including the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture) and may enter into additional joint ventures in the future, including, but not limited to, joint ventures involving the ownership and management of timberlands. Such joint venture investments may involve risks not otherwise present with a direct investment in timberlands, including, without limitation:

•
the risk that a joint venture may not be able to make payments under, or refinance on attractive terms or at all, its financing arrangements, including secured financings pursuant to which defaults could result in lenders foreclosing on the joint venture's assets;

•	the risk that a joint venture partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	the risk that a joint venture partner may be in a position to take actions that are contrary to the agreed upon terms of the joint venture, our instructions or our policies or objectives;

•	the risk that we may incur liabilities as a result of an action taken by a joint venture partner;

•	the risk that disputes between us and a joint venture partner may result in litigation or arbitration that would increase our expenses and occupy the time and attention of our officers and directors;

•
the risk that no joint venture partner may have the ability to unilaterally control the joint venture with respect to certain major decisions, and as a result an irreconcilable impasse may be reached with respect to certain decisions;

•	the risk that we may not be able to sell our interest in a joint venture when we desire to exit the joint venture, or at an attractive price; and

•
the risk that, if we have a contractual right or obligation to acquire a joint venture partner’s ownership interest in the joint venture, we may be unable to finance such an acquisition if it becomes exercisable or we may be required to purchase such ownership interest at a time when it would not otherwise be in our best interest to do so.

The occurrence of any of the foregoing risks with respect to a joint venture could have an adverse effect on the financial performance of such joint venture, which could in turn have an adverse effect on our financial performance and the value of an investment in our company.

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

We may determine to acquire timberlands located in timber-producing regions outside the United States. These international investments could cause our business to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in U.S. locations. Adverse changes in the following factors, among others, could have a negative impact on our business, results of operations, and financial condition:

•	effects of exposure to currency other than U.S. dollars, due to having non-U.S. customers and foreign operations;

•	potentially adverse tax consequences and restrictions on the repatriation of earnings;

•	regulatory, social, political, labor or economic conditions in a specific country or region; and

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

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, in the future, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and our board of directors may, by amendment to our bylaws and without stockholder approval, opt in to the control share provisions of the MGCL.

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

We are party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018 (the "2018 Amended Credit Agreement"), with a syndicate of lenders, including CoBank, that provides for a senior secured credit facility of up to $643.6 million, which includes four term loan facilities totaling $408.6 million, a $35 million revolving credit facility, and a $200 million multi-draw credit facility. We had a total of $478.6 million outstanding as of December 31, 2018, of which $408.6 million were outstanding term loans, and $70.0 million was outstanding under out multi-draw term facility.

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

Our financial condition could be adversely affected by financial and other covenants and other provisions under the 2018 Amended Credit Agreement or other debt agreements.

Pursuant to the 2018 Amended Credit Agreement, we are required to comply with certain financial and operating covenants, including, among other things, covenants that require us to maintain certain leverage, coverage and LTV ratios and a minimum liquidity balance and covenants that prohibit or restrict our ability to incur additional indebtedness, grant liens on our real or personal property, make certain investments, dispose of our assets and enter into certain other types of transactions. The 2018 Amended Credit Agreement also prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than 50%. We may only declare and pay distributions not required to maintain our REIT status if our LTV ratio does not exceed 50% and we maintain a minimum fixed-charge coverage ratio of 1.05:1.00, and a minimum liquidity balance, as defined by the 2018 Amended Credit Agreement, of $25 million. Failure to comply with any of these covenants would likely result in us being prohibited from making any distributions.

Our credit agreement also subjects us to mandatory prepayment from proceeds generated from dispositions of timberlands or lease terminations, which may have the effect of limiting our ability to make distributions under certain circumstances. Provided that no event of default has occurred and the LTV ratio, calculated after giving effect to the disposition, does not exceed 42.5%, the mandatory prepayment requirement excludes (1) net real property disposition proceeds until the aggregate amount of such proceeds received during any fiscal year exceeds 2% of the bank value of the timberlands; (2) lease termination proceeds until the amount of such proceeds exceeds 0.5% of the bank value of the timberlands in a single termination or 1.5% in aggregate over the term of the facility; and (3) net real property disposition proceeds from large property dispositions, as defined, to the extent the proceeds are used within 270 days of receipt for acquisition of additional real property that will be subject to the lien of the 2018 Amended Credit Agreement. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, a breach of these covenants or other event of default would allow CoBank to accelerate payment of the loan. Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

Our ability to comply with these covenants and other provisions may be affected by events beyond our control, and we cannot assure you that we will be able to comply with these covenants and other provisions. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against collateral granted to them, if any, to secure the indebtedness. If our current or future lenders accelerate the payment of the indebtedness owed to them, we cannot assure you that our assets would be sufficient to repay in full our outstanding indebtedness, including the loans under the 2018 Amended Credit Agreement.

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
Our ability to make payments on our indebtedness, including the loans under the 2018 Amended Credit Agreement, and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We conduct our operations primarily through our subsidiaries. As a result, our ability to service our debt, including our obligations under the 2018 Amended Credit Agreement and other obligations, depends largely on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. In addition, any payment of dividends, loans or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations.
Additionally, our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. We cannot assure you that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the loans under the 2018 Amended Credit Agreement, or to fund our other liquidity needs and make necessary capital expenditures.
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

A portion of our outstanding and potential future debt, including under the 2018 Amended Credit Agreement, bears or will bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase could be more significant for us than it would be for competitors that have less variable rate debt.

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

We have incurred indebtedness that accrues interest at a variable rate, and we may incur additional debt in the future. Interest we pay under the 2018 Amended Credit Agreement and any other debt we incur will reduce our operating cash flows and hinder our ability to make distributions to our stockholders. Additionally, if we incur additional variable-rate debt, increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

Economic conditions may have an impact on our business, our financial condition, and our ability to obtain debt financing in ways that we currently cannot predict.

Turmoil in the global financial system may have an impact on our business and our financial condition. Despite improved access to capital for some companies, the capital and credit markets continue to be affected by extreme volatility and have experienced disruption during the past decade. The health of the global capital markets remains a concern. We have relied on debt financing to finance our timberlands. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Disruptions in the financial markets could have an impact on our interest rate swap agreements if our counterparties are forced to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. We may be materially and adversely affected in the event of a significant default by one of our counterparties. In addition, depressed economic conditions could influence the levels of consumer spending and reduce the demand for goods produced from our wood, which would have a material adverse effect on our financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions; industry cycles; and financial, business, and other factors affecting our operations, many of which are beyond our control.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal and state corporate income tax on our taxable income, if any, determined without a dividends-paid deduction, and, possibly, penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. To the extent we have taxable income, losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

The failure of Creek Pine REIT, LLC to qualify as a REIT could cause us to fail to qualify as a REIT.

On July 6, 2018, our operating partnership completed its investment in Creek Pine Holdings, LLC, which owns our interest in the Triple T Joint Venture. Because the Triple T Joint Venture's sole asset is its interest in Creek Pine REIT, LLC. ("Creek Pine REIT"), we own an indirect interest in Creek Pine REIT. Creek Pine REIT intends to elect to be taxed as a REIT for its taxable year ended December 31, 2018. Equity in a REIT is a qualifying asset for purposes of the REIT asset tests, and dividends from a REIT are qualifying income for purposes of the REIT gross income tests. Creek Pine REIT is subject to various REIT qualification requirements. If Creek Pine REIT were to fail to qualify as a REIT, then (i) Creek Pine REIT would become subject to U.S. federal and state corporate income tax and (ii) our interest in Creek Pine REIT would cease to be a qualifying asset for purposes of our REIT asset tests, potentially causing us to fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Recent changes to the tax laws and future legislative or regulatory tax changes could adversely affect us, our stockholders or our customers.

The federal income tax laws governing REITs and their stockholders, and administrative interpretations of those laws, may be amended at any time, possibly with retroactive effect.

The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") made numerous large and small changes to the tax rules that may affect our stockholders and our customers and may directly or indirectly affect us. Many of the changes applicable to individuals apply only through December 31, 2025, including a deduction of up to 20% of ordinary REIT dividends for non-corporate taxpayers. The IRS has issued significant proposed guidance under TCJA, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the TCJA, are possible.

You are urged to consult with your tax advisor with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

As a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In addition, gross income from prohibited transactions would be excluded from the REIT qualification gross income test. In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business unless we qualify for a safe harbor exception. Delivered logs, if harvested and sold by a REIT directly, would likely constitute property held for sale to customers in the ordinary course of business and would, therefore, be subject to the prohibited transactions tax if sold at a gain. Accordingly, we sell standing timber to CatchMark TRS under pay-as-cut contracts which generate capital gain to us under Section 631(b) of the Code (to the extent the timber has been held by us for more than one year), and CatchMark TRS, in turn, harvests such timber and sells logs to its customers. However, if the IRS were to successfully disregard CatchMark TRS’ role as the harvester and seller of such logs for federal income tax purposes, our income, if any, from such sales could be subject to the 100% prohibited transaction tax. In addition, sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions. We intend to avoid the 100% prohibited transaction tax by satisfying safe harbors in the Code, structuring dispositions as non-taxable like-kind exchanges or making sales that otherwise would be prohibited transactions through one or more TRSs whose taxable income is subject to regular corporate income tax. We may not, however, always be able to identify properties that might be treated as part of a “dealer” land sales business. For example, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

The taxable income of CatchMark TRS is subject to federal and applicable state and local income tax. While we seek to structure the pricing of our timber sales to CatchMark TRS at market rates, the IRS could assert that such pricing does not reflect arm’s-length pricing and impute additional taxable income to CatchMark TRS or impose excise taxes.

Restrictions on deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.

Under the TCJA, new rules may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense in taxable years beginning after December 31, 2017. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect, and elects, to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes, including Creek Pine REIT. It is not clear whether the exception for electing real estate trades or businesses will apply to us, our subsidiaries or to Creek Pine REIT. Certain of our subsidiaries have incurred substantial indebtedness and interest expense, as has Creek Pine REIT. To the extent that interest expense is not deductible, taxable income will be increased, as will REIT distribution requirements and the amounts needed to distribute to avoid incurring income and excise taxes. Failure to be eligible for the electing real property trades or businesses exception or another exception could result in significant limitations on deductibility of the interest expense that we and Creek Pine REIT generate, impacting the taxable income and ability of us and Creek Pine REIT to satisfy the distribution requirements for REIT qualification and to avoid corporate income tax liability.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which could lower the return on stockholders’ investments.

To qualify to be taxed as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets, and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates applicable to “qualified dividend income.”
The maximum U.S. federal income tax rate for “qualified dividend income” for non-corporate U.S. stockholders currently is 20%. However, ordinary dividends, i.e., dividends that are not designated as capital gain dividends or qualified dividend income, payable by REITs (“qualified REIT dividends”) generally are not eligible for the reduced rates applicable to qualified dividend income and generally are taxed at ordinary income rates. However, under the TCJA, non-corporate stockholders are entitled to a deduction of up to 20% of their qualified REIT dividends received in taxable years beginning after December 31, 2017 and before January 1, 2026, subject to certain limitations. Taking into account the top ordinary tax rate for ordinary income tax rate of 37% and assuming a full 20% deduction for ordinary REIT dividends, the maximum effective federal income tax rate for qualified REIT dividends is 29.6%. Non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at the lower rates as qualified dividend income.
Our use of taxable REIT subsidiaries may affect the value of our common stock relative to the share price of other REITs.

We conduct a portion of our business activities through one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs enables us to engage in non-REIT-qualifying business activities. However, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT-qualifying operations. Furthermore, because the income earned by our TRSs is subject to corporate income tax and is not subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we use them.

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

In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock, including:

•	the annual yield from distributions on our common stock as compared to yields on other financial instruments;

•	equity issuances by us, or future sales of substantial amounts of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;

•	short sales or other derivative transactions with respect to our common stock;

•	the ability of our share repurchase program to improve stockholder value over the long term;

•	changes in market valuations of companies in the timberland, homebuilding or real estate industries;

•	increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of our common stock to demand a higher yield;

•	fluctuations in stock market prices and volumes;

•	additions or departures of key management personnel;

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	publication of research reports about us or our industry by securities analysts or failure of our results to meet expectations of securities analysts;

•	failure to qualify as a REIT;

•	adverse market reaction to any indebtedness we incur in the future;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	changes in our earnings;

•	failure to satisfy the listing requirements of the NYSE;

•	failure to comply with the requirements of the Sarbanes-Oxley Act;

•	actions by institutional stockholders;

•	changes in accounting principles; and

•	general market conditions, including factors unrelated to our performance.

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

One of the factors that may influence the price of our common stock will be our distribution rate on the common stock (as a percentage of the share price of our common stock), relative to market interest rates. We have declared and paid cash distributions in each quarter since the first quarter of 2014 and expect to declare cash distributions in the future. If market interest rates increase, prospective purchasers of our common stock may desire a higher yield on our common stock or seek securities paying higher dividends or yields. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. Therefore, we may not be able, or may choose not, to pay a higher distribution rate. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
As of December 31, 2018, we wholly owned interests in approximately 463,100 acres of high-quality industrial timberland in the U.S. South and the Pacific Northwest, consisting of approximately 432,900 acres of fee timberlands and approximately 30,200 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper, and wood products manufacturing facilities. Our Southern timberlands consisted of approximately 72% pine plantations by acreage and 49% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 83% sawtimber by volume. Our leased timberlands include approximately 26,800 acres under one long-term lease expiring in 2022, which we refer to as the long-term contract or the LTC lease, and approximately 3,400 acres under a single-rotation lease that expired in January 2019, which we refer to as the private land management or the PLM lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of December 31, 2018 (1)	Fee	Lease	Total
South
Alabama	72,900	5,300	78,200
Florida	2,000	—	2,000
Georgia	261,300	24,900	286,200
North Carolina	600	—	600
South Carolina	77,700	—	77,700
Tennessee	300	—	300
	414,800	30,200	445,000
Pacific Northwest
Oregon	18,100	—	18,100
Total	432,900	30,200	463,100
(1)    Represents wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.

As of December 31, 2018, our wholly-owned timber inventory consisted of an estimated 19.8 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory (1)	Fee	Lease	Total
Pulpwood	9.2	0.6	9.8
Sawtimber (2)	9.6	0.4	10.0
Total	18.8	1.0	19.8

(1) Merchantable timber inventory does not include current year growth, which we expect approximates current year harvest volumes (see Item 7 — Management's discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for information on current year harvest volume). Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of 8.
(2) Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of December 31, 2018 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of December 31, 2018
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6% (1)
Acreage owned by the joint venture	5,000	1,099,800
Merchantable timber inventory (million tons)	0.3	42.9 (2)
Location	Georgia	Texas
(1) Represents our share of total partner capital contributions.
(2) Triple T considers inventory to be merchantable at age 12. Merchantable timber inventory includes growth and adjustments identified during the annual recruise of the Triple T Timberlands.

Our methods of estimating timber inventory are consistent with industry practices. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on statistical sampling of the harvestable timbered acres, known as timber sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of the oldest pre-merchantable age class into merchantable inventory, which currently is 15 years after stand establishment in the South and 35 years after stand establishment in the Pacific Northwest. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, advanced seedling genetics, future harvest age profiles and biological growth factors.

The graphs below present the approximate number of acres of our timberland as of December 31, 2018 by age class:

(1)	Acres presented in the graph includes fee timberland only and excludes 11,700 acres of non-forest land.

(2)
Natural Pine and Hardwood represents acres that have been seeded by standing older pine trees near the site through the natural process of seeds dropping from the cones of the older trees. Natural pine sites generally include some mix of natural occurring hardwood trees as well.

(3)
Pine Plantation represents acres planted or to be planted with pine seedlings to maximize the growth potential and inventory carrying capacity of the soils. Pine Plantation acre inventory is devoted to pine species only.

(1)	Acres presented in the graph includes fee timberland only and excludes 1,800 acres of non-productive forest land.

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. Because our timberlands are concentrated in the U.S. South and the Pacific Northwest, damage from natural disasters in those regions could impact a material portion of our timberlands at one time. Our active forest management should help to minimize these risks. Consistent with the practices of other timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters or other causes.

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

Market Information

Our common stock trades on the NYSE under the symbol “CTT”.

Holders

As of February 28, 2019, there were 1,621stockholders of record of our common stock.

Cumulative Total Shareholder Return

The following graph compares the cumulative total shareholder return on our common stock with the Russell 3000, which is a broad-based market index of issuers with similar capitalization, and with the S&P Global Timber & Forestry Index, which is an industry specific market index of peer issuers, from December 31, 2013 to December 31, 2018. The graph assumes a $100 investment in each of the indices on December 31, 2013, and the dividends received are reinvested at month end.
The data in the following table was used to create the above graph as of the respective dates:

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
CatchMark Timber Trust, Inc.	$100	$84	$88	$92	$112	$64
Russell 3000	$100	$110	$109	$120	$143	$133
S&P Global Timber & Forestry Index	$100	$100	$91	$100	$132	$106
(1) Data points are the last trading day of each fiscal year.

Issuer Purchase of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	98,459	$10.16	$18.7	million
November 1 - November 30	—	$—	$18.7	million
December 1 - December 31	—	$—	$18.7	million
Total	98,459

(1)	See Item 7— Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for details of our publicly announced share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the five years ended December 31, 2018 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 — Financial Statements and Supplementary Data hereof. All amounts are in thousands except for per-share, tonnage, acreage and per-acreage data.

	As of December 31,
	2018	2017	2016	2015	2014
Financial Position
Cash and cash equivalents	$5,614	$7,805	$9,108	$8,025	$17,365
Total assets	$804,772	$740,158	$709,824	$599,095	$564,489
Outstanding debt	$478,619	$337,619	$325,656	$185,002	$118,000
Total liabilities	$483,116	$337,778	$328,754	$188,057	$119,797
Total stockholders’ equity	$321,656	$402,380	$381,070	$411,038	$444,692

Period End Acres
Fee	432,900	479,400	467,500	401,200	364,700
Lease	30,200	30,900	32,100	23,800	28,600
Wholly-owned total	463,100	510,300	499,600	425,000	393,300
Joint venture interest (1)	1,104,800	10,500	—	—	—
Total acres	1,567,900	520,800	499,600	425,000	393,300

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Results
Total revenues	$97,857	$91,295	$81,855	$69,122	$54,311
Operating income (loss)	$1,293	$(3,574)	$(4,408)	$(4,820)	$3,118
Net income (loss)	$(122,007)	$(13,510)	$(11,070)	$(8,387)	$660
Net income (loss) per share available to common stockholders, basic and diluted	$(2.55)	$(0.34)	$(0.29)	$(0.21)	$0.02
Weighted-average common shares outstanding	47,937	39,751	38,830	39,348	31,568
Adjusted EBITDA (2)	$49,786	$41,970	$36,486	$32,168	$23,671
Adjusted EBITDA per share (2)	$1.04	$1.06	$0.94	$0.82	$0.75

Cash Flows
Cash provided by operating activities	$29,796	$27,419	$30,849	$28,494	$19,845
Cash used in investing activities	$(212,514)	$(68,416)	$(144,765)	$(78,461)	$(238,433)
Cash provided by financing activities	$180,527	$39,694	$114,999	$40,627	$227,339
Total cash dividends paid	$(25,601)	$(21,349)	$(20,382)	$(19,590)	$(15,335)
Cash dividends paid per share	$0.54	$0.54	$0.53	$0.50	$0.47

Investments in unconsolidated joint ventures	$(200,000)	$(10,539)	$—	$—	$—
Operating distributions from unconsolidated joint ventures	$3,771	$—	$—	$—	$—
Capital distributions from unconsolidated joint ventures	$4,744	$—	$—	$—	$—

Capital Expenditures

Capital expenditures-acquisitions(3)	$91,821	$52,260	$141,570	$75,793	$237,527
Capital expenditures-other	$4,571	$5,617	$3,195	$2,668	$906

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Selected Operating Data
Timber Sales Volume (tons) (5)
Pulpwood	1,356,128	1,424,017	1,360,437	1,131,475	885,980
Sawtimber (4)	816,717	927,191	867,055	708,764	479,460
Total	2,172,845	2,351,208	2,227,492	1,840,239	1,365,440

Delivered % as of total volume	80%	74%	64%	60%	70%
Stumpage % as of total volume	20%	26%	36%	40%	30%

Net Timber Sales Price ($ per ton) (5)
Pulpwood	$14	$13	$14	$13	$13
Sawtimber (4)	$24	$24	$24	$26	$24

Timberland Sales
Gross sales ('000)	$17,520	$14,768	$12,515	$11,845	$10,650
Basis of timberland sold	$12,380	$9,890	$9,728	$8,886	$5,072
Acres sold	8,500	7,700	7,300	6,400	3,800
% of fee acres	1.8%	1.7%	1.7%	1.7%	1.4%
Price per acre	$2,064	$1,924	$1,718	$1,849	$2,832

Large Dispositions
Gross sales ('000)	$79,301	$—	$—	$—	$—
Basis of timberland sold	$79,524	$—	$—	$—	$—
Acres sold	56,100	—	—	—	—
Price per acre (6)	$1,414	$—	$—	$—	$—

Direct Timberland Acquisitions
Gross acquisitions	$89,700	$71,648	$141,013	$73,305	$235,158
Acres acquired	18,100	30,600	81,900	42,900	121,600
Price per acre ($/acre)	$4,956	$2,341	$1,721	$1,709	$1,934

Joint Venture Timberland Acquisitions (1)
Gross acquisitions	$1,389,500	$20,000	$—	$—	$—
Acres acquired	1,099,800	11,031	—	—	—
Price per acre ($/acre)	$1,263	$1,813	$—	$—	$—

(1)
Represents properties owned by Dawsonville Bluffs, LLC, a joint venture in which CatchMark owns a 50% membership interest, and Triple T Joint Venture in which CatchMark owns a 21.6% equity interest. CatchMark serves as the manager for both of these joint ventures.

(2)
See Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure from net income (loss).

(3)	Includes transaction costs.

(4)	Includes chip-n-saw and sawtimber.

(5)
Excludes approximately 2,000 tons harvested from the Bandon Property, which generated timber sales revenue of $0.1 million. The Bandon Property was acquired at the end of August 2018. Harvest volume and timber sales revenue from the Bandon Property for as of December 31, 2018 accounted for less than 1% of our consolidated total harvest volume and total timber sales revenue.

(6)	Excludes value of timber reservations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 – Selected Financial Data above and our accompanying consolidated financial statements and notes thereto in Item 8 – Financial Statement and Supplementary Data. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview

We continued to execute our business growth strategy during 2018. Operationally, we focused on generating cash flows from sustainable harvests and improved harvest mix on high-quality industrial timberlands, opportunistic land sales, as well as active investment management to provide recurring dividends to our stockholders. We continued to practice intensive forest management and silvicultural techniques that increase the biological growth of our forest.

Joint Venture, Acquisition, and Large Disposition Activities

In July 2018, we entered into the Triple T Joint Venture with a consortium of institutional investors. We invested $200.0 million in the Triple T Joint Venture, equal to 21.6% of the total equity contributions, in exchange for a common limited partnership interest in the Triple T Joint Venture, which owns 1.1 million acres of East Texas industrial timberlands. The Triple T Joint Venture partnership agreement provides for liquidation rights and distribution priorities that are significantly different from our stated ownership percentage based on total equity contributions. As such, we use the hypothetical-liquidation-at-book-value method, or HLBV, to determine our equity in the earnings of the Triple T Joint Venture. For the year ended December 31, 2018, we recognized $109.6 million of losses from the Triple T Joint Venture under the HLBV method of accounting. We earned $5.5 million of asset management fees from the Triple T Joint Venture for the year ended December 31, 2018. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details.

In August 2018, we acquired approximately 18,100 acres of high-quality timberlands in the Pacific Northwest (the "Bandon Property") for $89.7 million, exclusive of transaction costs. The acquisition of the Bandon Property established our first position in the Pacific Northwest, increased our geographic and market diversity and provides additional harvest options. The Bandon Property is strategically situated within the Douglas fir/western hemlock zone and offer the high-quality stocking characteristics and sustainability attributes that we seek in property acquisitions. It added approximately 615,600 tons to our merchantable timber inventory, comprised of 90% conifer plantations by acreage and 83% sawtimber by tons. More than 90% of the average five-year harvest volume from the Pacific Northwest is expected to be derived from sawtimber. We expect a higher percentage of stumpage sales versus delivered sales from the Bandon Property as compared to our U.S. South properties, especially in the near term.

In November 2018, we completed the sale of approximately 56,100 acres of our wholly-owned timberlands located in Texas and Louisiana (the "Southwest Property") for approximately $79.3 million. The net proceeds received from the Southwest Property disposition were used to pay down $79.0 million of our outstanding debt previously used to fund the acquisition of the Bandon Property.

Capital Activities

In March 2018, we issued 5.75 million shares of common stock at a price of $12.60 per share in a public offering (the "2018 Equity Offering"). After deducting $3.5 million in underwriting commissions and fees and other issuance costs, we received net proceeds of $69.0 million.

In August 2018, we and our lenders entered into the 2018 Amended Credit Agreement, which expanded the total borrowing capacity by $75.0 million to $643.6 million, added a new $140.0 million seven-year term loan (the “Term A-4 Loan”) to replace existing debt, and reduced the capacity under the seven-year multi-draw term credit facility from $265.0 million to $200.0 million. See Note 5 — Notes Payable and Lines of Credit to our accompanying financial statements for further details on our credit agreement amendment.

During 2018, we entered into five separate interest rate swaps with Rabobank with a total notional amount of $200.0 million to mitigate exposure to changing interest rates on our variable rate debts. As of December 31, 2018, we effectively fixed interest rates on $350.0 million of our $478.6 million outstanding debt balance at 4.26%. See Note 6 — Interest Rate Swaps to our accompanying financial statements footnotes for further details on our interest rate swaps.

During 2018, we paid $25.6 million of dividends to our stockholders and repurchased $1.0 million of shares of common stock under our share purchase program.

Segment Information

We have three reportable segments: Harvest, Real Estate and Investment Management. Our Harvest segment includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Our Real Estate segment includes timberland sales, cost of timberland sales and large dispositions. Our Investment Management segment includes investments in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. For additional information, see Note 15 - Segment Information to our accompanying consolidated financial statements.

Timber Agreements

A substantial portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. During the year ended December 31, 2018, WestRock purchased approximately 479,000 tons under the Mahrt Timber Agreements, which exceeded the minimum requirement of 408,000 tons. For each of the years ended December 31, 2018, 2017 and 2016, approximately 17% of our net timber sales revenue was derived from the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

In connection with the Carolinas Midlands III transaction that closed in June 2016, we assumed the Carolinas Supply Agreement which requires us to harvest and sell agreed-upon pulpwood volumes to IP, and IP is required to purchase such volume at defined market prices. During the year ended December 31, 2018, we sold approximately 145,000 tons under the Carolinas Supply Agreement, which exceeded the 137,000 tons requirement. For the year ended December 31, 2018, approximately 5% of our net timber sales revenue was derived from the Carolinas Supply Agreement.

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

The U.S. economy continued to improve in 2018, finishing the tenth year of expansion. According to the U.S. Bureau of Economic Analysis, the real gross domestic product increased 2.9% in 2018, up from a 2.2% in 2017. Housing supply lagged in 2018. In December 2018, the U.S. Census Bureau estimated privately-owned housing starts to be 1.1 million for 2018, 10.9% below the 2017 level as estimated in December 2017. The supply of existing homes continued to tighten in 2018 and stayed below the long-term equilibrium level. Demand for housing is expected to increase over the next few years due to stronger economic growth, pent-up demand, and improved demographics. According to the Joint Center for Housing Studies of Harvard University, the total baseline demand for new housing in 2018-2028 is projected to be 15.1 million additional units, averaging 1.5 million units per year, well exceeding the current level of housing starts.

We believe that the housing market will show modest improvement in 2019. Previously announced capital improvements and expansions of mills in our regions are beginning to pay off with improved production levels and demand for our products, however, the surplus log inventory in the southern market will likely not allow for significant improvement in the South-wide average sawtimber pricing. We expect our 2019 harvest volumes to be up slightly from 2018 and our pulpwood and sawtimber prices to remain steady or improve modestly. We will continue to build on market and business diversity and leverage our relationships in key markets to garner additional quota and delivery opportunities.

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

In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our existing timberlands. Any remaining cash generated from operations may be used to partially fund timberland acquisitions and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash flow from operations or existing debt availability; however, proceeds from future debt financings, and equity and debt offerings may be used to fund capital expenditures, acquire new timberland properties, invest in joint ventures, and pay down existing and future borrowings. From time to time, we may also sell certain large timberland properties in order to generate capital to fund capital allocation priorities, including but not limited to redeployment into more desirable timberland investments, pay down of outstanding debt or repurchase of shares of our common stock. Such large dispositions are typically larger in size and more infrequent than sales under our normal land sales program.

Shelf Registration Statement and Equity Offering

On June 2, 2017, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 16, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering.

In March 2018, under the Shelf Registration Statement, we issued 5.75 million shares of common stock at a price of $12.60 per share in the 2018 Equity Offering. After deducting $3.5 million in underwriting commissions and fees and other issuance costs, we received net proceeds of $69.0 million from this offering that we used to pay down outstanding debt to support our ability to pursue potential acquisitions and joint venture investments.

Credit Agreement Amendment

We are party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018 (the "2018 Amended Credit Agreement") with a syndicate of lenders, including CoBank. The 2018 Amended Credit Agreement expanded the total borrowing capacity by $75.0 million to $643.6 million, added a new $140.0 million seven-year term loan to replace existing debt, and reduced the capacity under the seven-year multi-draw term credit facility from $265.0 million to $200.0 million. As a result, the 2018 Amended Credit Agreement provides for borrowings consisting of the following:

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

Borrowings under the Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes. The Revolving Credit Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on our LTV ratio, and will terminate with all amounts outstanding under the facility due and payable on December 1, 2022.

The Multi-Draw Term Facility may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, and to reimburse payments of drafts under letters of credit. The Multi-Draw Term Facility, which is interest only until its maturity date, will bear interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on our LTV ratio, and will terminate with all amounts outstanding under the facility due and payable on December 1, 2024.

The table below presents the details of each credit facility under the 2018 Amended Credit Agreement as of December 31, 2018:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate (1)	Unused Commitment Fee (1)	Total Availability	Outstanding Balance	Remaining Availability
Revolving Credit Facility	12/1/2022	LIBOR + 2.20%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	0.35%	200,000	70,000	$130,000
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	$140,000	$140,000
Total				$643,619	$478,619	$165,000

(1)
The applicable LIBOR margin on the Revolving Credit Facility and the Multi-Draw Term Facility ranges from a base rate plus between 0.50% and 1.20% or a LIBOR rate plus 1.50% to 2.20%, depending on the LTV ratio. The unused committee fee rates also depend on the LTV ratio.

Patronage Refunds

We are eligible to receive annual patronage refunds from our lenders under the 2018 Amended Credit Agreement. The annual patronage refund depends on the weighted-average debt balance with each participating lender (the "Patronage Banks"), as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the Patronage Banks. In March 2018, we received a patronage refund of $2.7 million on our borrowings under the eligible patronage loans that were outstanding during 2017. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' board of directors. As of December 31, 2018, we have accrued $3.3 million of patronage refund receivable for 2018, approximately 75% of which is expected to be received in cash in March 2019.

Interest Rate Swaps

During 2018, we entered into five separate interest rate swaps with Rabobank with a total notional amount of $200.0 million to mitigate exposure to changing interest rates on our variable rate debts. As of December 31, 2018, we effectively fixed interest rates on $350.0 million of our $478.6 million outstanding debt balance at 4.26%. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Debt Covenants

The 2018 Amended Credit Agreement contains, among others, the following financial covenants which:

•	limit the LTV Ratio to (i) 50% at any time prior to the last day of the fiscal quarter corresponding to December 1, 2021, and (ii) 45% at any time thereafter;

•	require that we maintain a FCCR of not less than 1.05:1:00;

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the 2018 Amended Credit Agreement as of December 31, 2018.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the year ended December 31, 2018, we repurchased 98,459 shares of our common stock at an average price of $10.16 per share for a total of approximately $1.0 million under the SRP. All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of December 31, 2018, we had 49.1 million shares of common stock outstanding and may repurchase up to an additional $18.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

For the year ended December 31, 2018, net cash provided by operating activities was $29.8 million, a $2.4 million increase from the year ended December 31, 2017. Cash provided by operating activities consisted primarily of receipts from customers for timber and timberland sales, asset management fees and distributions from the Dawsonville Bluffs Joint Venture, reduced by payments for operating costs, general and administrative expenses and interest expense. The increase was primarily due to receiving $2.7 million in asset management fees from the Triple T Joint Venture during 2018, $3.8 million of operating distributions received from the Dawsonville Bluffs Joint Venture, and a $2.2 million increase in net timberland sales, offset by a $4.0 million increase in cash paid for interest (on variable rate debt as well as on the interest rate swaps) and a $1.7 million decrease in net timber sales.

For the year ended December 31, 2018, net cash used in investing activities was $212.5 million, which was $144.1 million more than the year ended December 31, 2017. We made a $200.0 million equity investment in the Triple T Joint Venture in July 2018 and received $4.7 million of return of capital from the Dawsonville Bluffs Joint Venture during the year ended December 31, 2018, a net $195.3 million increase in joint venture investments when compared to the prior year. We used $91.8 million in 2018 to acquire 18,100 acres in Pacific Northwest, as compared to using $52.3 million to acquire 15,000 acres in Coastal Georgia and 4,600 acres in South Carolina in 2017, a net increase of $39.6 million deployed in timberland acquisitions. We received $79.1 million in gross proceeds from the Southwest Property disposition, a large disposition not part of our recurring land sales program.

Net cash provided by financing activities for the year ended December 31, 2018 was $180.5 million, which was $140.8 million more than the year ended December 31, 2017. We borrowed $289.0 million to fund the Triple T Joint Venture investment and the Bandon Property acquisition. Additionally, we received $72.5 million of gross proceeds from the 2018 Equity Offering. After deducting $3.5 million in underwriting commissions and fees and other issuance costs, the net proceeds of $69.0 million from the 2018 Equity Offering along with $79.0 million in net proceeds from the Southwest disposition were used to pay down outstanding debt. During the year, we paid cash distributions of $25.6 million to our stockholders, fully funded by net cash provided by operating activities. We repurchased $1.3 million of vested shares from employees and independent directors related to their income tax liabilities associated with vested restricted stock and repurchased $1.0 million in shares of our common stock under the SRP.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of December 31, 2018, we had a cash balance of $5.6 million and had access to $165.0 million of additional borrowing capacity under the 2018 Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber, timberland sales, and asset management fees; distributions from unconsolidated joint venture; proceeds from secured or unsecured financings from banks and other lenders; and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions.

Contractual Obligations and Commitments

As of December 31, 2018, our contractual obligations were as follows:

(in thousands)	Payments Due by Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Debt obligations (1) (2)	$478,619	$—	$—	$—	$478,619
Estimated interest on debt obligations (1) (2)	143,020	20,637	41,297	40,998	40,088
Operating lease obligations	6,186	823	1,731	1,312	2,320
Other liabilities (3)	548	140	280	128	—
Total	$628,373	$21,600	$43,308	$42,438	$521,027

(1)
Represents respective obligations under our 2018 Amended Credit Agreement as of December 31, 2018, of which $408.6 million was outstanding under the term loans and $70.0 million was outstanding under the Multi-Draw Term Facility (see Item 7 — Management's Discussion and Analysis of financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement Amendment above).

(2)	Amounts include the impact of interest rate swaps. See Note 6 — Interest Rate Swaps to our accompanying consolidated financial statements for additional information.

(3)	Represents future payments to satisfy a liability that expires in May 2022 which was assumed upon a timberland acquisition.

Distributions

Our board of directors declares cash distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors (as described in the Overview section above). For the year ended December 31, 2018, our board of directors declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 15, 2018	February 28, 2018	March 16, 2018	$0.135
May 3, 2018	May 31, 2018	June 15, 2018	$0.135
August 2, 2018	August 30, 2018	September 14, 2018	$0.135
November 1, 2018	November 30, 2018	December 13, 2018	$0.135

For the year ended 2018, we paid total distributions to stockholders of $25.6 million, which was fully funded from net cash provided by operating activities.

On February 14, 2019, our board of directors declared a cash distribution of $0.135 per share of common stock for stockholders of record on February 28, 2019, payable on March 15, 2019.

Results of Operations

Overview

For the year ended December 31, 2018, we generated total revenues of $97.9 million, a 7% increase from $91.3 million in the prior year. Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes, the level of timberland sales, management fees earned, changes to associated depletion rates, varying interest expense based on the amount and cost of outstanding borrowings, and performance of our unconsolidated joint ventures.

Timber sales volumes, net timber sales prices, timberland sales, and changes in the levels and composition for each of the years ended December 31, 2018, 2017, and 2016 are shown in the following tables:

	Years Ended December 31,		Change
	2018	2017	%
Timber sales volume (tons) (1)
Pulpwood	1,356,128	1,424,017	(5)%
Sawtimber (2)	816,717	927,191	(12)%
	2,172,845	2,351,208	(8)%

Harvest Mix (1)
Pulpwood	62%	61%
Sawtimber (2)	38%	39%

Delivered % as of total volume	80%	74%
Stumpage % as of total volume	20%	26%

Net timber sales price (per ton) (1) (3)
Pulpwood	$14	$13	6%
Sawtimber (2)	$24	$24	—%

Timberland sales
Gross sales (000's)	$17,520	$14,768
Sales volumes (acres)	8,500	7,700
% of fee acres	1.8%	1.7%
Sales price (per acre) (4)	$2,064	$1,924

Large Dispositions
Gross sales (000's)	$79,301	$—
Sales volumes (acres)	56,100	$—
Sales price (per acre) (4)	$1,414	$—

(1)
Excludes approximately 2,000 tons harvested from the Bandon Property, which generated timber sales revenue of $0.1 million. The Bandon Property was acquired at the end of August 2018. Harvest volume and timber sales revenue from the Bandon Property since acquisition accounted for less than 1% of our consolidated total harvest volume and total timber sales revenue.

(2)	Includes chip-n-saw and sawtimber.

(3)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2018, and 2017.

(4)	Excludes value of timber reservations.

	Years Ended December 31,		Change
	2017	2016	%
Timber sales volume (tons)
Pulpwood	1,424,017	1,360,437	5%
Sawtimber (1)	927,191	867,055	7%
	2,351,208	2,227,492	6%

Harvest Mix
Pulpwood	61%	61%
Sawtimber (1)	39%	39%

Delivered % as of total volume	74%	64%
Stumpage % as of total volume	26%	36%

Net timber sales price (per ton) (2)
Pulpwood	$13	$14	(7)%
Sawtimber (1)	$24	$24	—%

Timberland sales
Gross sales (000's)	$14,768	$12,515
Sales volumes (acres)	7,700	7,300
% of fee acres	1.7%	1.7%
Sales price (per acre) (3)	$1,924	$1,718

(1)	Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016.

(3)	Excludes value of timber reservations.

Our harvest management plan for 2018 entailed tactically deferring some harvest to future periods when we expect a stronger pricing environment. As a result, our harvest volume in the U.S. South for 2018 was 8% lower as compared to the prior year, consistent with our business plan.

Our realized stumpage prices are higher than South-wide average as reported by TimberMart-South for 2018 due to the strength of the micro-markets in which we operate. Our average pulpwood stumpage price for full-year 2018 was 6% higher than 2017 mainly due to improved pricing in Georgia and Alabama, especially in the Coastal Georgia market, and increased volumes harvested from the Coastal Georgia region, where we have successfully integrated the 15,000 acres acquired in the fourth quarter of 2017 into our operations. Our average sawtimber stumpage price of $24 per ton was the same as the prior year as a result of capturing higher product pricing, offset by a higher percentage of chip-n-saw volume in our sawtimber mix (55% in 2018 as compared to 44% in 2017). Our micro markets offer better pricing in these products than the South-wide averages. For example, while the South-wide average pine sawtimber stumpage price remained below $24 per ton for the eighth consecutive quarter, our pine sawtimber pricing has been consistently above $24 per ton at a premium of up to 9% over the South-wide average. Our pine chip-n-saw stumpage price has consistently yielded a pricing premium of more than 20% over the South-wide average the last eight quarters.

Additionally, we have integrated the Bandon Property in the Pacific Northwest into our operations. We harvested approximately 2,000 tons from the Bandon Property, which generated timber sales revenue of $0.1 million. More than 90% of the average five-year harvest volume from the Pacific Northwest is expected to be derived from sawtimber.

We expect a higher percentage of stumpage sales versus delivered sales from the Bandon Property as compared to our U.S. South properties, especially in the near term.

Comparison of the year ended December 31, 2018 versus the year ended December 31, 2017

Revenues. Revenues increased to $97.9 million for the year ended December 31, 2018 from $91.3 million for the year ended December 31, 2017 due to an increase in timberland sales revenue of $2.8 million and an increase in asset management fees of $5.5 million, offset by a $1.9 million decrease in timber sales revenue. Timberland sales revenue increased to $17.5 million in 2018 from $14.8 million in 2017 as we sold more acres (within 1-2% of our annual land sales target) at a higher average price per acre. Asset management fees increased from $0.1 million in 2017 to $5.6 million in 2018 primarily due to $5.5 million in asset management fees from the Triple T Joint Venture, which closed on July 6, 2018. Gross timber sales revenue decreased by $1.9 million, or 3%, due to lower harvest volume offset by an increase in per-ton gross timber sales revenue. The lower harvest volume was primarily a result of management's plan to defer some harvest until a stronger pricing environment materializes in future periods. The increase in per-ton gross timber sales revenue resulted from capturing higher pulpwood pricing from strong micro-markets in the U.S. South and continuing to execute our delivered sales strategy. Delivered sales volume as percentage of total harvest increased from 74% in 2017 to 80% in 2018. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries. In future periods, we expect our delivered sales as a percentage of total harvest to be impacted by the Bandon Property in the Pacific Northwest due to its higher percentage of stumpage sales compared to our U.S. South properties.

Details of timber sales by product for the years ended December 31, 2017 and 2018 are shown in the following table:

	For the Year Ended December 31, 2017	Changes attributable to:		For the Year Ended December 31, 2018
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$37,432	$933	$(56)	$38,309
Sawtimber (2)	33,921	381	(3,156)	31,146
	$71,353	$1,314	$(3,212)	$69,455

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

(3)	Changes in timber sales revenue related to properties acquired or disposed within the last 12 months are attributed to volume changes.

Operating expenses. Contract logging and hauling costs increased to $31.5 million for the year ended December 31, 2018 from $31.1 million for the year ended December 31, 2017, as a result of slight increases in delivered sales volume and haul distance. Delivered sales increased as we continued to execute our delivered wood sales strategy on properties acquired since December 2013.

Depletion expense decreased 11% to $25.9 million for the year ended December 31, 2018 from $29.0 million for the year ended December 31, 2017 due to a 7% decrease (after considering the 2,000 tons harvested from the Bandon Property) in harvest volume and lower blended depletion rates. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect the depletion rates of our existing portfolio to decrease over time.

Cost of timberland sales increased to $13.5 million for the year ended December 31, 2018 from $10.4 million for the year ended December 31, 2017 as we sold more acres in 2018.

Forestry management expenses decreased to $6.3 million in 2018 from $6.8 million in 2017 primarily as a result of a $0.7 million decrease in personnel costs allocated to forestry management expense as a result of the Triple T Joint

Venture, offset by a $0.3 million increase in third-party manager costs reflecting additional acres under management and a higher per-acre management fee due to a price-index-based adjustment.

General and administrative expenses increased to $12.4 million for the year ended December 31, 2018 from $11.7 million for the year ended December 31, 2017, primarily due to a $1.6 million increase in personnel costs and a $0.9 million increase in various expense categories including audit, legal, consulting and board compensation, among others, offset by a $1.8 million decrease in costs related to acquisitions, transactions, joint ventures and new business initiatives. We received a $1.3 million reimbursement of transaction costs previously expensed in 2017 from the Triple T Joint Venture upon closing. Personnel costs increased as a result of an increased allocation of staff time to our joint venture asset management business, for which we earn asset management fees and receive reimbursements of certain personnel costs. These reimbursements of $0.2 million were included in asset management fee revenue in the accompanying consolidated statements of operations.

Other operating expenses increased to $6.3 million for the year ended December 31, 2018 from $5.3 million for the year ended December 31, 2017, primarily as a result of a $0.4 million increase in cost basis removed related to expired leases and timber reservations, a $0.3 million increase in replanting costs on leased tracts, and a $0.3 million increase in road maintenance expenses.

Interest expense. Interest expense increased to $16.3 million for the year ended December 31, 2018 from $11.2 million for the year ended December 31, 2017 primarily due to a $5.3 million net increase in interest and unused commitment fees on our variable rate debt, and a $1.7 million write-off of deferred financing costs due to debt repayment and the amendment of our credit agreement in August 2018, offset by a $0.6 million decrease in interest rate swap payments and a $1.0 million increase in accrued patronage dividends. Interest on outstanding debt increased primarily due to a 23% increase in our weighted-average outstanding debt balance and higher LIBOR rates. The higher average debt balance was mainly a result of borrowing $200.0 million to fund our investment in the Triple T Joint Venture. See Note 5 – Notes Payable and Lines of Credit to our accompanying consolidated financial statements for additional information regarding patronage refunds and the 2018 Amended Credit Agreement.

Income (loss) from unconsolidated joint ventures. For the year ended December 31, 2018, we recognized $2.6 million of income from the Dawsonville Bluffs Joint Venture, which represents our portion of the joint venture's net income of $5.3 million, generated primarily through the sale of HBU timberland and mitigation bank credits. For the year ended December 31, 2018, we recognized a $109.6 million loss from the Triple T Joint Venture under the HLBV method of accounting. We expect the Dawsonville Bluffs Joint Venture will continue to generate earnings and cash flow over the near term as we continue to monetize this finite-life, $10.0 million investment. Under HLBV, we anticipate incurring losses from the unconsolidated Triple T Joint Venture equal to our book basis in the near term.

Net loss. Our net loss increased to $122.0 million for the year ended December 31, 2018 from $13.5 million for the year ended December 31, 2017 primarily due to the $109.6 million loss allocated from the Triple T Joint Venture, and a $5.1 million increase in interest expense, offset by a $4.9 million increase in operating income. Our net loss per share for the years ended December 31, 2018 and 2017 was $2.55 and $0.34, respectively. We anticipate future net income or losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, the performance of our joint ventures and interest expense based on our level and costs of current and future borrowings.

Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016

Revenues. Revenues increased to $91.3 million for the year ended December 31, 2017 from $81.9 million for the year ended December 31, 2016 primarily due to an increase in timber sales revenue of $6.3 million and an increase in timberland sales revenue of $2.3 million, and an increase in other revenues of $0.9 million. Gross timber sales revenue increased by 10%, mainly due to a 6% increase in harvest volume as well as an increase in delivered sales as a percentage of total volume. 74% of our 2017 harvest volume came from delivered sales as compared to 64% in 2016.

Details of timber sales by product for the years ended December 31, 2016 and 2017 are shown in the following table:

	For the Year Ended December 31, 2016	Changes attributable to:		For the Year Ended December 31, 2017
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$34,969	$(773)	$3,236	$37,432
Sawtimber (2)	30,066	1,330	2,525	33,921
	$65,035	$557	$5,761	$71,353

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

(3)	Changes in timber sales revenue related to properties acquired or disposed within the last 12 months are attributed to volume change.

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

Forestry management expenses increased to $6.8 million for the year ended December 31, 2017 from $6.1 million for the year ended December 31, 2016 due to increases in third-party manager costs as well as in operational staff compensation costs, reflecting the additional resources dedicated to managing a growing portfolio.

General and administrative expenses increased to $11.7 million for the year ended December 31, 2017 from $9.3 million for the year ended December 31, 2016, primarily due to an increase in employee compensation costs as a result of increased staffing, and a $1.3 million increase in transaction costs related to the Triple T Joint Venture, which was reimbursed by the Triple T Joint Venture in 2018.

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

•	Adjusted EBITDA does not reflect our capital expenditures, or our future requirements for capital expenditures;

•	Adjusted EBITDA does not reflect changes in, or our interest expense or the cash requirements necessary to service interest or principal payments on, our debt;

•	Although depletion is a non-cash charge, we will incur expenses to replace the timber being depleted in the future, and Adjusted EBITDA does not reflect all cash requirements for such expenses; and

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

For the year ended December 31, 2018, Adjusted EBITDA was $49.8 million, a $7.8 million increase from the year ended December 31, 2017, primarily due to a $5.5 million increase in asset management fees, a $4.8 million increase in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, and a $2.2 million increase in net timberland sales, offset by a $2.3 million decrease in net timber sales, and a $2.1 million increase in general and administrative expenses.

Our reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2018, 2017, and 2016 follows:

(in thousands)	2018	2017	2016
Net loss	$(122,007)	$(13,510)	$(11,070)
Add:
Depletion	25,912	29,035	28,897
Basis of timberland sold, lease terminations and other (1)	13,053	10,112	10,089
Amortization (2)	2,821	1,270	1,093
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (3)	4,195	865	—
HLBV loss from unconsolidated joint venture (4)	109,550	—	—
Stock-based compensation expense	2,689	2,786	1,724
Interest expense (2)	13,643	10,093	5,753
(Gain) loss from large dispositions (5)	390	—	—
Other (6)	(460)	1,319	322
Adjusted EBITDA	$49,786	$41,970	$36,808

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(2)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

(3)	Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated Dawsonville Bluffs Joint Venture.

(4)	Reflects HLBV (income) losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(5)
Large dispositions are defined as larger transactions in acreage and gross sales price than recurring HBU sales. Large dispositions are not part of core operations, are infrequent in nature and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.

(6)
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

Critical Accounting Estimates
Our accounting policies have been established to conform to GAAP and are disclosed in Note 2 to our accompanying consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, using management's best judgment, in the application of accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s estimates and assumptions or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues, and expenses would have been recorded, thus resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates and assumptions that may impact comparability of our results of operations to those of companies in similar businesses.
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
Revenue Recognition
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. We derive a majority of our revenues from timber sales, timberland sales, recreational leases, and asset management fees.

(a) Timber Sales Revenue

We generate timber sales revenue from delivered wood sales, stumpage sales, and lump-sum sales with retained economic interests. Revenue for timber sales is recognized when the risk of loss passes to the customer. Only one performance obligation is associated with timber sales and it is satisfied when timber is delivered to or severed by the customer in an amount that reflects the consideration expected to be received.

Contractual terms of each timber sale, including pricing and volume for the respective product, are negotiated and entered into by the field managers. In delivered wood sales, product pricing includes amount sufficient to cover costs of contracting third-party logging crews to harvest and haul timber to the customers. Revenue is recognized when timber is delivered to the customer and the sales volume/value is known when timber crosses the customers’ scale. Stumpage sales are typically executed using pay-as-cut contracts, where a purchaser acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. Revenue is recognized when timber is severed under pay-as-cut contracts. In a lump-sum sales contract with retained economic interests, we receive advance payments for the standing timber specified in the contract and the customer is responsible for cutting and hauling the timber. We satisfy our performance obligation when timber is severed, at which time revenue is recognized. Contract payments are generally due within a month from the date timber is harvested and/or delivered. The transaction price for timber sales is determined using contractual rates applied to harvest volumes.

(b) Timberland Sales Revenue

Performance obligations associated with timberland sales are met when all conditions of closing have been satisfied, which generally occurs at closing. Revenue for timberland sales is recognized at closing when title passes, payments are received or full collectability is probable, and control is passed to the buyer.

(c) Recreational Lease Revenue

Recreational lease revenue is derived from the leasing of the right to use our timberland. The agreed-upon transaction price of a lease is generally paid in full at the beginning of the lease term and recorded as deferred revenue. Performance obligations associated with a recreational lease are generally met over the period of the lease term. Revenue is recognized evenly over the lease term as we have satisfied our performance obligation.

(d) Asset Management Fee Revenue

Under asset management agreements with our unconsolidated joint ventures, we earn management fees for performing asset management functions, as further described in Note 4 — Unconsolidated Joint Ventures of our accompanying consolidated financial statements. As asset management services are ongoing and provided on a recurring basis, the associated performance obligations are generally met over the service period at an agreed-upon price stated in the agreements. Revenue for asset management services is recognized at the end of each service period.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 – Commitments and Contingencies to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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
Subsequent Event
See Note 16 – Subsequent Event to our accompanying consolidated financial statements for details of events and transactions occurring after the year ended December 31, 2018.

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

As of December 31, 2018, the outstanding balance under the 2018 Amended Credit Agreement was $478.6 million, of which $100.0 million was outstanding under the Term Loan A-1, $100.0 million was outstanding under the Term Loan A-2, $68.6 million was outstanding under the Term Loan A-3, $140.0 million was outstanding under the Term Loan A-4, and $70.0 million was outstanding under the Multi-Draw Term Facility. The Term Loan A-1 matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, the Term Loan A-2 matures on December 1, 2026 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.9%, the Term Loan A-3 matures on December 1, 2027 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 2.0%, the Term Loan A-4 matures on August 22, 2025 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.7%, and the Multi-Draw Term Facility matures on December 1, 2024 and bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on our LTV Ratio.

As of December 31, 2018, we had ten outstanding interest rate swaps with terms below (sorted by maturity date):

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2017 Swap - 3YR	3/28/2017	3/28/2020	1.800%	one-month LIBOR	$30,000
2018 Swap - 2YR	9/6/2018	9/6/2020	2.796%	one-month LIBOR	$50,000
2018 Swap - 3YR	9/6/2018	9/6/2021	2.869%	one-month LIBOR	$50,000
2017 Swap - 4YR	3/28/2017	11/28/2021	2.045%	one-month LIBOR	$20,000
2018 Swap - 4YR	2/28/2018	11/28/2022	2.703%	one-month LIBOR	$30,000
2017 Swap - 7YR	3/23/2017	3/23/2024	2.330%	one-month LIBOR	$20,000
2014 Swap - 10YR	12/23/2014	12/23/2024	2.395%	one-month LIBOR	$35,000
2016 Swap - 8YR	8/23/2016	12/23/2024	1.280%	one-month LIBOR	$45,000
2018 Swap - 8YR	2/28/2018	11/28/2026	2.884%	one-month LIBOR	$20,000
2018 Swap - 9YR	8/28/2018	8/28/2027	3.014%	one-month LIBOR	$50,000
Total					$350,000

As of December 31, 2018, after consideration of the interest rate swaps, $128.6 million of our total debt outstanding is subject to variable interest rates while the remaining $350.0 million is subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of December 31, 2018, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$—	$128,619	$128,619
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$350,000	$350,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	—%	4.46%	4.46%
Effectively fixed-rate debt	—%	—%	—%	—%	—%	4.26%	4.26%

As of December 31, 2018, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 4.31%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.3 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2018. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management believes that, as of December 31, 2018, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm and the auditor of our consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018 and issued an attestation report. The report appears on page F-3 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") with the SEC, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is information regarding our executive officers as of the date of this report.

Name	Age	Position(s)
Jerry Barag	60	Chief Executive Officer, President, and Director
Brian M. Davis	49	Senior Vice President and Chief Financial Officer
Todd P. Reitz	48	Senior Vice President, Forest Resources
Lesley H. Solomon	47	General Counsel and Secretary

Jerry Barag has served as our Chief Executive Officer and President since October 2013 and became a director in December 2013. Mr. Barag also serves on the board of directors of the Triple T Joint Venture. Mr. Barag served as a consultant to us from August 2013 to his appointment as our Chief Executive Officer and President. Mr. Barag brings over 30 years of real estate, timberland and investment experience, including expertise in acquisitions, divestitures, asset management, property management and financing. From September 2011 to October 2013, Mr. Barag served as a Principal of TimberStar Advisors, an Atlanta-based timberland investment consulting firm, where he specialized in acquiring and managing timberlands in the United States. From 2004 to September 2011, he served as Managing Director of TimberStar Operating Partnership, a timberland investment joint venture among himself, John F. Rasor (President of the Triple T Joint Venture), iStar Financial, Inc. and other institutional investors. While at TimberStar, he oversaw the acquisition of over $1.4 billion of timberlands in Arkansas, Louisiana, Maine and Texas. From 2003 to 2004, he served as Chief Investment Officer of TimberVest, LLC, or TimberVest, an investment manager specializing in timberland investment planning. Prior to joining TimberVest, Mr. Barag served as Chief Investment Officer and Chairman of the Investment Committees for Lend Lease, a subsidiary of Lend Lease Corp., a construction, development and real estate investment management advisory company traded on the Australian Securities Exchange. Mr. Barag received his Bachelor of Science from The University of Pennsylvania, Wharton School.

Brian M. Davis has served as our Senior Vice President and Chief Financial Officer since March 2013. Mr. Davis served as our Treasurer from October 2013 to February 2018, as our Assistant Secretary from August 2013 to July 2018, and as our Secretary from July 2018 to October 2018. Mr. Davis also serves on the board of directors of the Triple T Joint Venture. Mr. Davis served as Senior Vice President and Chief Financial Officer of Wells Timberland Investment Management Organization from March 2009 until October 2013 and as Vice President from October 2007 through March 2009. From March 2013 to September 2013, he was Senior Vice President and Chief Financial Officer of Wells Core Office Income REIT, Inc.. From February 2012 to September 2013, Mr. Davis served as the Chief of Strategic Product Management for Wells Real Estate Funds with responsibility for the strategic planning, development and leadership of the corporate finance organization. In addition, Mr. Davis served as Senior Vice President of Wells Capital, Inc. ("Wells Capital") from February 2013 to September 2013. From 2000 until joining Wells Real Estate Funds in 2007, Mr. Davis worked at Atlanta-based SunTrust Bank ("SunTrust"), where he held various positions delivering capital market solutions – advisory, capital raising, and risk management – to public and private companies. Mr. Davis previously served with CoBank of Denver, Colorado, as Capital Markets Officer from 1998 to 2000 and with SunTrust as Portfolio Manager for the AgriFoods Specialty Lending Group from 1994 to 1998. Mr. Davis received his Bachelor of Business Administration and Master of Business Administration from Ohio University.

Todd P. Reitz has served as our Senior Vice President, Forest Resources since March 2017 and was designated as our principal operating officer in October 2018. Mr. Reitz also serves on the board of directors of the Triple T Joint Venture. Mr. Reitz has more than 20 years of experience in the timber industry with extensive marketing, harvesting, silviculture and business development experience across the U.S. South from East Texas to Virginia. From 2016 to 2017, Mr. Reitz served as the Atlantic South Regional Marketing Manager for Weyerhaeuser with operational oversight for all log and pulpwood production from East Alabama to Virginia. Mr. Reitz served as the Director of Export Business from 2013 to 2016 and as Senior Resource Manager from 2005 to 2013 at Plum Creek, which he joined in 1997. From 1994 to1997, Mr. Reitz worked for Stone Container, recruiting new landowners for future procurement and fiber sourcing. Mr. Reitz received his Bachelor of Science in Forest Management from Texas A&M University.

Lesley H. Solomon was appointed our General Counsel in September 2018 and our Secretary in October 2018. Prior to that, Ms. Solomon was an attorney with Alston & Bird LLP for 20 years, as a partner from 2006 to 2018 and as an associate from 1998 to 2006. At Alston & Bird, Ms. Solomon represented public and private companies as well as investment banks in equity and debt financings and mergers and acquisitions, specializing in working with REITs and financial institutions. Ms. Solomon received her J.D. from Georgetown Law School and her Bachelor of Arts from Duke University.

The other information required by this Item is incorporated by reference from the following sections of our 2019 Proxy Statement:

•	"Your Board of Directors — Proposal No. 1: Election of Directors — Director Nominees,"

•	"Your Board of Directors — Board Committees — Audit Committee."

•	"Stock Ownership", and

•	"Corporate Governance — Code of Business Conduct and Ethics."

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the following sections of our 2019 Proxy Statement:

•	"Executive Compensation — Report of the Compensation Committee,"

•	"Executive Compensation — Compensation Discussion and Analysis," and

•	"Executive Compensation — Summary of Executive Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the following sections of our 2019 Proxy Statement:

•	"Executive Compensation — Summary of Executive Compensation," and

•	"Stock Ownership."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the following sections of our 2019 Proxy Statement:

•	"Corporate Governance — Related Person Transactions Policy," and

•	"Corporate Governance — Director Independence."

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

2.1
Crown Pine Purchase Agreement, dated as of May 14, 2018, by and among Creek Pine Holdings, LLC, Crown Pine Parent, L.P., Crown Pine REIT, Inc., GPT1, LLC and Crown Pine Timber 1, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 18, 2018)

3.1	Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 12, 2013)

3.2
First Articles of Amendment to the Sixth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-191322) filed on September 23, 2013 (the “Initial Form S-11”))

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 2013 Form 8-K”))

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the October 2013 Form 8-K)

Exhibit Number	Description

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 2013 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013 (the “2013 Form S-8”)

10.1*	Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber Operating Partnership, L.P., dated as of October 31, 2018

10.2+	Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the 2013 Form S-8)

10.3+*	Amendment to the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan, dated as of January 19, 2018

10.4+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (effective October 1, 2015) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 2, 2015)

10.5+*	Schedule I to the CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (effective August 2, 2018)

10.6+
Form of Service-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 13, 2014)

10.7+
Form of 2015 Performance-Based Restricted Stock Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

10.8+
Form of Performance-Based Restricted Stock Unit Award Certificate under the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 8, 2016)

10.9+	CatchMark Timber Trust, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017)

10.10+*	Form of Time-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan

10.11+*	Form of Time-Based LTIP Unit Award Certificate under the CatchMark Timber Trust Inc. 2017 Incentive Plan

10.12+*	Form of Performance-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan

10.13+*	Form of Performance-Based LTIP Unit Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan

10.14+*	Form of Distribution Equivalent Award Certificate with respect to Restricted Stock Awards under the CatchMark Timber Trust, Inc. 2017 Incentive Plan

10.15+*	Form of Distribution Equivalent Award Certificate with respect to LTIP Unit Awards under the CatchMark Timber Trust Inc. 2017 Incentive Plan

10.16+
Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag, dated as of October 30, 2018 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 30, 2013 (the "2013 Third Quarter Form 10-Q")

10.17+*	First Amendment to Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag, dated as December 31, 2018

10.18+	Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis (incorporated by reference to Exhibit 10.11 to the 2013 Third Quarter Form 10-Q)

Exhibit Number	Description

10.19+*	First Amendment to Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis, dated as of December 31, 2018

10.20+	Employment Agreement by and between CatchMark Timber Trust, Inc. and John F. Rasor, dated as of December 31, 2018 (incorporated by reference to Exhibit 10.10 to the 2013 Third Quarter Form 10-Q)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Initial Form S-11)

10.22
Fifth Amended and Restated Credit Agreement, dated as of December 1, 2017, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, AgFirst Farm Credit Bank, Cooperatieve Rabobank U.A., New York Branch, and certain financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 7, 2017 (the “December 2017 8-K”, and Exhibit 10.4 to the Current Report on Form 8-K/A filed on January 5, 2018))

10.23
Consent and Amendment Agreement, dated as of June 29, 2018, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, and certain financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2018)

10.24*
Agreement Regarding Amendments and Term A-4 Loan Credit Facility, dated as August 22, 2018, by and among CatchMark Timber Operating Partnership, L.P., the other Loan Parties thereto, CoBank, ACB, as the administrative agent for the Lender Parties, and the Lender Parties and Voting Participants thereto (including as Schedule A the Fifth Amended and Restated Credit Agreement, dated as of December 1, 2017 and amended as of August 22, 2018, by and among CatchMark Timber Trust, Inc. and its wholly owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, AgFirst Farm Credit Bank, Coöperatieve Rabobank U.A., New York Branch, and certain financial institutions therein)

10.25
Fourth Amended and Restated Security Agreement, dated as of December 1, 2017, made by CatchMark Timber Trust, Inc., CatchMark LP Holder, LLC, CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC, CatchMark Texas Timberlands, L.P., CatchMark TRS Management, LLC, CatchMark TRS Harvesting Operations II, LLC, CatchMark Southern Holdings II GP, LLC, CatchMark Southern Timberlands II, L.P., CatchMark South Carolina Timberlands, LLC and CatchMark TRS Investments, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.2 to the December 2017 Form 8-K)

10.26
Fourth Amended and Restated Pledge Agreement, dated as of December 1, 2017, made by CatchMark Timber Trust, Inc., CatchMark LP Holder, LLC, CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC, CatchMark Texas Timberlands, L.P., CatchMark TRS Management, LLC, CatchMark TRS Harvesting Operations II, LLC, CatchMark Southern Holdings II GP, LLC, CatchMark Southern Timberlands II, L.P., CatchMark South Carolina Timberlands, LLC and CatchMark TRS Investments, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.3 to the December 2017 Form 8-K)

10.27^
Purchase and Sale Agreement, dated as of August 20, 2018, by and among CatchMark HBU, LLC, CatchMark Southern Timberlands II, L.P., CatchMark TRS Harvesting Operations, LLC, CatchMark Texas Timberlands, L.P., Forest Investment Associates L.P. and First American Title Insurance Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 1, 2018 (the “2018 Third Quarter Form 10-Q”)

10.28^
First Amendment to Purchase and Sale Agreement, dated as of October 4, 2018, by and among CatchMark HBU, LLC, CatchMark Southern Timberlands II, L.P., CatchMark TRS Harvesting Operations, LLC, CatchMark Texas Timberlands, L.P., and Forest Investment Associates L.P. (incorporated by reference to Exhibit 10.3 to the 2018 Third Quarter Form 10-Q)

10.29*^
Second Amendment to Purchase and Sale Agreement, dated as of November 5, 2018, by and among CatchMark HBU, LLC, CatchMark Southern Timberlands II, L.P., CatchMark TRS Harvesting Operations, LLC, CatchMark Texas Timberlands, L.P., and Forest Investment Associates L.P.

10.30*
Third Amendment to Purchase and Sale Agreement, dated as November 8, 2018, by and among CatchMark HBU, LLC, CatchMark Southern Timberlands II, L.P., CatchMark TRS Harvesting Operations, LLC, CatchMark Texas Timberlands, L.P., and Forest Investment Associate L.P.

Exhibit Number	Description

10.31*^
Fourth Amendment to Purchase and Sale Agreement, dated as of November 26, 2018, by and among CatchMark HBU, LLC, CatchMark Southern Timberlands II, L.P., CatchMark TRS Harvesting Operations, LLC, CatchMark Texas Timberlands, L.P., and Forest Investment Associates L.P.

10.32*
Fifth Amendment to Purchase and Sale Agreement, dated as of November 29, 2018, by and among CatchMark HBU, LLC, CatchMark Southern Timberlands II, L.P., CatchMark TRS Harvesting Operations, LLC, CatchMark Texas Timberlands, L.P., and Forest Investment Associates L.P.

10.33	Option Agreement, dated as of May 30, 2018, by and between CatchMark Timber Trust, Inc. and FIA Timber Partners II, L.P. (incorporated by reference to Exhibit 10.4 to the 2018 Third Quarter Form 10-Q)

10.34*	First Amendment to Option Agreement, dated as of June 28, 2018, by and between CatchMark Timber Trust, Inc. and FIA Timber Partners II, L.P.

10.35*	Second Amendment to Option Agreement, dated as of August 3, 2018, by and between CatchMark Timber Trust, Inc. and FIA Timber Partner II, L.P.

10.36*	Third Amendment to Option Agreement, dated as of August 31, 2018, by and between CatchMark Timber Trust, Inc. and FIA Timber Partners II, L.P.

10.37	Option Agreement, dated as of May 30, 2018, by and between CatchMark Timber Trust, Inc. and LRT III LLC (incorporated by reference to Exhibit 10.5 to the 2018 Third Quarter Form 10-Q)

10.38*	First Amendment to Option Agreement, dated as of June 28, 2018, by and between CatchMark Timber Trust, Inc. and LRT III LLC

10.39*	Second Amendment to Option Agreement, dated as of August 3, 2018, by and between CatchMark Timber Trust, Inc. and LRT III LLC

10.40*	Third Amendment to Option Agreement, dated as of August 31, 2018, by and between CatchMark Timber Trust, Inc. and LRT III LLC

10.41	Option Agreement, dated as May 30, 2018, by and between CatchMark Timber Trust, Inc. and LRT IV LLC (incorporated by reference to Exhibit 10.6 to the 2018 Third Quarter Form 10-Q)

10.42*	First Amendment to Option Agreement, dated as of June 28, 2018, by and between CatchMark Timber Trust, Inc. and LRT IV LLC

10.43*	Second Amendment to Option Agreement, dated as of August 3, 2018, by and between CatchMark Timber Trust, Inc. and LTR IV LLC

10.44*	Third Amendment to Option Agreement, dated as of August 31, 2018, by and between CatchMark Timber Trust, Inc. and LRT IV LLC

10.45^
Limited Partnership Agreement of TexMark Timber Treasury, L.P., dated as of July 6, 2018, by and among Triple T GP, LLC, Creek Pine Holdings, LLC, IMC RRIF C US Inc., IMC RRIF M US Inc., IMC RRIF PS US Inc., IMC RRIF T US Inc., IMC RRIF WS US Inc., IMC RRIF H US Inc., and bcIMC (WCBAF REKYN) Investment Corporation, Caddo TIG Newco L.P., Caddo Investors Holdings 1 LLC, Highland Floating Rate Opportunities Fund, NexPoint Strategic Opportunities Fund, NexPoint Real Estate Strategies Fund, and JAWS Capital, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K filed September 12, 2018)

10.46^
Asset Management Agreement, dated July 6, 2018, between Creek Pine REIT, LLC, Crown Pine Realty 1, Inc. and CatchMark TRS Creek Management, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed on September 12, 2018)

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audited Financial Statements of TexMark Timber Treasury, L.P. as of and for the period ended December 31, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
^	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

(b)        See (a) 3 above.
(c)        See (a) 2 above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of March 2019.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	March 1, 2019	By:	/s/ JERRY BARAG
Jerry Barag Chief Executive Officer, President, and Director

Signature	Title	Date

/S/ JERRY BARAG	Chief Executive Officer, President, and Director	March 1, 2019
Jerry Barag	(Principal Executive Officer)

/S/ BRIAN M. DAVIS	Senior Vice President and Chief Financial Officer	March 1, 2019
Brian M. Davis	(Principal Financial Officer and Principal Accounting Officer)

/S/ WILLIS J. POTTS, JR.	Chairman of the Board	March 1, 2019
Willis J. Potts, Jr.

/S/ DONALD S. MOSS	Independent Director	March 1, 2019
Donald S. Moss

/S/ DOUGLAS D. RUBENSTEIN	Independent Director	March 1, 2019
Douglas D. Rubenstein

/S/ HENRY G. ZIGTEMA	Independent Director	March 1, 2019
Henry G. Zigtema

/S/ PAUL S. FISHER	Independent Director	March 1, 2019
Paul S. Fisher

/S/ MARY E. MCBRIDE	Independent Director	March 1, 2019
Mary E. McBride

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CatchMark Timber Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 1, 2019

We have served as the Company’s auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of CatchMark Timber Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CatchMark Timber Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2019

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$5,614	$7,805
Accounts receivable	7,355	4,575
Prepaid expenses and other assets	7,369	5,436
Deferred financing costs	327	403
Timber assets (Note 3):
Timber and timberlands, net	687,851	710,246
Intangible lease assets, less accumulated amortization of $945 and $941 as of December 31, 2018 and 2017, respectively	12	16
Investments in unconsolidated joint ventures (Note 4)	96,244	11,677
Total assets	$804,772	$740,158

Liabilities:
Accounts payable and accrued expenses	$4,936	$4,721
Other liabilities	5,940	2,969
Notes payable and lines of credit, less net deferred financing costs (Note 5)	472,240	330,088
Total liabilities	483,116	337,778

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 shares authorized; 49,127 and 43,425 shares issued and outstanding as of December 31, 2018 and 2017, respectively	492	434
Additional paid-in capital	730,416	661,222
Accumulated deficit and distributions	(409,260)	(261,652)
Accumulated other comprehensive income	8	2,376
Total stockholders’ equity	321,656	402,380
Total liabilities and stockholders’ equity	$804,772	$740,158
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Timber sales	$69,455	$71,353	$65,035
Timberland sales	17,520	14,768	12,515
Asset management fees	5,603	108	—
Other revenues	5,279	5,066	4,305
	97,857	91,295	81,855
Expenses:
Contract logging and hauling costs	31,469	31,108	25,918
Depletion	25,912	29,035	28,897
Cost of timberland sales	13,512	10,423	10,405
Forestry management expenses	6,283	6,758	6,092
General and administrative expenses	12,425	11,660	9,309
Land rent expense	660	621	625
Other operating expenses	6,303	5,264	5,017
	96,564	94,869	86,263
Operating income (loss)	1,293	(3,574)	(4,408)

Other income (expense):
Interest income	262	113	44
Interest expense	(16,255)	(11,187)	(6,706)
	(15,993)	(11,074)	(6,662)

Loss before large dispositions and joint ventures	(14,700)	(14,648)	(11,070)
Gain (loss) on large dispositions	(390)	—	—
Income (loss) from unconsolidated joint ventures	(106,917)	1,138	—
Net loss	$(122,007)	$(13,510)	$(11,070)

Weighted-average common shares outstanding —basic and diluted	47,937	39,751	38,830

Net loss per share - basic and diluted	$(2.55)	$(0.34)	$(0.29)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(122,007)	$(13,510)	$(11,070)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	(2,368)	629	3,167
Comprehensive loss	$(124,375)	$(12,881)	$(7,903)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for per-share amounts)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	38,975	$390	$607,409	$(195,341)	$(1,420)	$411,038
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	131	1	1,524	—	$—	1,525
Dividends on common stock ($0.53 per share)	—	—	—	(20,382)	$—	(20,382)
Repurchase of common stock	(309)	(3)	(3,205)	—	$—	(3,208)
Net loss	—	—	—	(11,070)	—	(11,070)
Other comprehensive income	—	—	—	—	3,167	3,167
Balance, December 31, 2016	38,797	$388	$605,728	$(226,793)	$1,747	$381,070
Issuance of common stock pursuant to:
Equity offering	4,600	46	56,764	—	—	56,810
LTIP, net of forfeitures and amounts withheld for income taxes	125	1	2,474	—	—	2,475
Stock issuance cost			(2,709)			(2,709)
Dividends on common stock ($0.54 per share)	—	—	—	(21,349)	—	(21,349)
Repurchase of common stock	(97)	(1)	(1,035)	—	—	(1,036)
Net loss	—	—	—	(13,510)	—	(13,510)
Other comprehensive income	—	—	—	—	629	629
Balance, December 31, 2017	43,425	$434	$661,222	$(261,652)	$2,376	$402,380
Issuance of common stock pursuant to:
Equity offering	5,750	58	72,392	—	—	72,450
LTIP, net of forfeitures and amounts withheld for income taxes	50	1	1,341	—	—	1,342
Stock issuance cost	—	—	(3,537)	—	—	(3,537)
Dividends on common stock ($0.54 per share)	—	—	—	(25,601)	—	(25,601)
Repurchase of common stock	(98)	(1)	(1,002)	—	—	(1,003)
Net loss	—	—	—	(122,007)	—	(122,007)
Other comprehensive loss	—	—	—	—	(2,368)	(2,368)
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(122,007)	$(13,510)	$(11,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	25,912	29,035	28,897
Basis of timberland sold, lease terminations and other	13,053	10,112	10,089
Stock-based compensation expense	2,689	2,786	1,724
Noncash interest expense	2,612	1,094	954
Other amortization	210	176	139
Loss (income) from unconsolidated joint ventures	106,917	(1,138)	—
Operating distributions from unconsolidated joint ventures	3,771	—	—
Loss from large dispositions	390	—	—
Changes in assets and liabilities:
Accounts receivable	(3,449)	(1,208)	(1,201)
Prepaid expenses and other assets	(260)	160	(224)
Accounts payable and accrued expenses	122	279	1,141
Other liabilities	(164)	(367)	400
Net cash provided by operating activities	29,796	27,419	30,849

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	(91,821)	(52,260)	(141,570)
Capital expenditures (excluding timberland acquisitions)	(4,571)	(5,617)	(3,195)
Investment in unconsolidated joint ventures	(200,000)	(10,539)	—
Distributions from unconsolidated joint ventures	4,744	—	—
Net proceeds from large dispositions	79,134	—	—
Net cash used in investing activities	(212,514)	(68,416)	(144,765)

Cash Flows from Financing Activities:
Proceeds from notes payable	289,000	304,119	143,500
Repayment of notes payable	(148,000)	(292,156)	(2,846)
Financing costs paid	(1,434)	(3,674)	(1,866)
Issuance of common stock	72,450	56,810	—
Dividends paid to common stockholders	(25,601)	(21,349)	(20,382)
Repurchase of common shares under the share repurchase program	(1,003)	(1,036)	(3,208)
Repurchase of common shares for minimum tax withholdings	(1,348)	(311)	(199)
Other offering costs paid	(3,537)	(2,709)	—
Net cash provided by financing activities	180,527	39,694	114,999
Net change in cash and cash equivalents	(2,191)	(1,303)	1,083
Cash and cash equivalents, beginning of period	7,805	9,108	8,025
Cash and cash equivalents, end of period	$5,614	$7,805	$9,108

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017, AND 2016

1.	Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and owns the remaining 0.01% of its common partnership units. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly owned subsidiary of CatchMark Timber OP in 2006, is our taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of CatchMark have been prepared in accordance with GAAP and include the accounts of CatchMark and any VIE in which CatchMark is deemed the primary beneficiary. With respect to entities that are not VIEs, CatchMark’s consolidated financial statements also include the accounts of any entity in which CatchMark owns a controlling financial interest and any limited partnership in which CatchMark owns a controlling general partnership interest. In determining whether a controlling interest exists, CatchMark considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

Fair Value Measurements

CatchMark estimates the fair value of its assets and liabilities where currently required under GAAP consistent with the provisions of the accounting standard for fair value measurements and disclosures. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending on availability:
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

Cash and Cash Equivalents

CatchMark considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

Accounts Receivable

Accounts receivable mainly consists of timber sales receivable, asset management fees receivable, and patronage refunds receivable. Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2018, accounts receivable balance included $3.3 million of estimated patronage refunds due from our lenders, which we expect to receive in March 2019, and $2.8 million of asset management fees from the Triple T Joint Venture, which was received in January 2019. See Note 5, Notes Payable and Lines of Credit for further information regarding the patronage refunds and Note 4 – Unconsolidated Joint Ventures for further information regarding asset management fees earned from the Triple T Joint Venture.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are generally comprised of fair value of interest rate swaps, earnest money, equity in patronage banks, prepaid insurance, prepaid rent, prepaid operating costs, fixed assets, and deferred costs associated with pending acquisitions. Prepaid expenses are expensed over the applicable usage period or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Deferred financing costs relating to term loans and the multi-draw term facility are presented as a direct deduction from the carrying amount of the related debt liability on the accompanying consolidated balance sheets and costs associated with the revolving credit facility are presented as an asset on the accompanying consolidated balance sheets.
For further information regarding CatchMark's credit agreements, outstanding balance of debt and associated deferred financing costs, please refer to Note 5 – Notes Payable and Lines of Credit. CatchMark recognized amortization of deferred financing costs for the years ended December 31, 2018, 2017, and 2016 of approximately $2.6 million, $1.0 million, and $0.9 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Timber Assets
Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. CatchMark capitalizes timber and timberland purchases. Reforestation costs, including all costs associated with stand establishment, such as site preparation, cost of seedlings, fertilization, and herbicide application, are capitalized and tracked as premerchantable timber assets by vintage year. Annually, capitalized reforestation costs for timber that has reached a merchantable age is reclassified into merchantable timber inventory and are depleted as harvested. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.
Depletion
CatchMark recognizes depletion expense as timber is harvested using the straight-line method. Depletion rates are established at least annually by dividing the remaining merchantable timber inventory book value by current merchantable timber inventory volume. Management believes that the straight-line method is preferable as it is based on the actual costs recorded and actual merchantable timber volume as of the date that the depletion rates are determined.

Evaluating the Recoverability of Timber Assets
CatchMark continually monitors events and changes in circumstances that could indicate that the carrying amounts of the timber assets in which CatchMark has an ownership interest may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of timber assets may not be recoverable, CatchMark assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. Impairment losses would be recognized for (i) long-lived assets used in CatchMark’s operations when the carrying value of such assets exceeds the undiscounted cash flows estimated to be generated from the future operations of those assets, and (ii) long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. CatchMark intends to use one harvest cycle for the purpose of evaluating the recoverability of timber and timberlands used in its operations. Future cash flow estimates are based on discounted probability-weighted projections for a range of possible outcomes. CatchMark considers assets to be held for sale at the point at which a sale contract is executed and the buyer has made a non-refundable earnest money deposit against the contracted purchase price. CatchMark has determined that there has been no impairment of its long-lived assets to date.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of timberland properties, CatchMark allocates the purchase price to tangible assets, consisting of timberland and timber, and identified intangible assets and liabilities, which may include values associated with in-place leases or supply agreements, based in each case on management’s estimate of their fair values. The values of tangible assets are then allocated to timberland and timber based on management’s determination of the relative fair value of these assets.
Intangible Lease Assets
In-place ground leases with CatchMark as the lessee have value associated with effective contractual rental rates that are below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized below-market in-place lease values are recorded as intangible lease assets and are amortized as adjustments to land rent expense over the weighted-average remaining term of the respective leases.
Investments in Unconsolidated Joint Ventures
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

CatchMark evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, CatchMark estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management assesses whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) CatchMark’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other than temporary," CatchMark reduces the investment to its estimated fair value.

For information on CatchMark’s unconsolidated joint ventures, which are accounted for using the equity method of accounting, see Note 4 — Unconsolidated Joint Ventures.

Fair Value of Debt Instruments
CatchMark applies the provisions of the accounting standard for fair value measurements and disclosures in estimations of fair value of its debt instruments based on Level 2 assumptions. The fair value of the outstanding notes payable was estimated based on discounted cash flow analysis using the current observable market borrowing rates for similar types of borrowing arrangements as of the measurement date. The discounted cash flow method of assessing fair value results in a general approximation of book value, and such value may never actually be realized.
Interest Rate Swaps

CatchMark has entered into interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. CatchMark does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. The fair values of interest rate swaps are recorded as either prepaid expenses and other assets or other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate swaps that are designated as hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swap in the consolidated statements of operations. Amounts received or paid under interest rate swaps are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.

CatchMark applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair value of the interest rate swaps, classified under Level 2, was determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of CatchMark's credit standing, credit risk of counterparties, and reasonable estimates about relevant future market conditions.

Common Stock
The par value of CatchMark’s issued and outstanding shares of common stock is recorded as common stock. The remaining gross proceeds, net of offering costs, are recorded as additional paid-in capital.

Revenue Recognition
Effective January 1, 2018, CatchMark adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new revenue recognition model that supersedes most revenue recognition guidance under GAAP. Under this ASU and subsequently issued amendments, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that it expects to receive for the goods or services. CatchMark adopted ASU 2014-09 and its amendments using the modified retrospective method. Management performed a comprehensive evaluation of the impact of the new standard across all revenue streams and determined that the timing of revenue recognition and its classification in CatchMark’s consolidated financial statements remain substantially unchanged; however, additional disclosures are required.

Prior to the adoption, CatchMark's revenue from the sale of timber was recognized when the following criteria were met: (i) persuasive evidence of an agreement existed, (ii) legal ownership and the risk of loss were transferred to the purchaser, (iii) price and quantity were determinable, and (iv) collectability was reasonably assured. Under the new standard, CatchMark recognizes revenue when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. CatchMark derives a majority of its revenues from timber sales, timberland sales, recreational leases, and asset management fees.

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

(b) Timberland Sales Revenue

Performance obligations associated with timberland sales are met when all conditions of closing have been satisfied, which generally occurs at closing. Revenue for timberland sales is recognized at closing when title passes, payments are received or full collectability is probable, and control is passed to the buyer.

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

(d) Asset Management Fees Revenue

Under asset management agreements with its unconsolidated joint ventures, CatchMark earns management fees for performing asset management functions, as further described in Note 4 — Unconsolidated Joint Ventures. As asset management services are ongoing and provided on a recurring basis, the associated performance obligations are generally met over the service period at an agreed-upon price stated in the agreements. Revenue for asset management services is recognized at the end of each service period.

Large Dispositions
Large dispositions are sales of large blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. Such large dispositions are infrequent in nature, are not part of core operations, and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land's timber production value. Proceeds from sales designated as large dispositions are classified as cash flows from investing activities in the accompanying consolidated statements of cash flows.
Stock-based Compensation
CatchMark issues equity-based awards to its independent directors and employees pursuant to its long-term incentive plans. Stock-based compensation is measured by the fair value of the respective award on the date of grant or modification. Expenses are recognized over the requisite service period of each award and reported as either forestry management expenses or as general and administrative expenses. See Note 10 — Stock-based Compensation for more information.

Earnings Per Share

Basic earnings (loss) per share is calculated as net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share equals basic earnings per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. Basic and diluted earnings (loss) per share were the same for all periods presented. For the year ended December 31, 2018, CatchMark excluded the impact of outstanding RSUs from the weighted-average shares outstanding calculation, as their impact was anti-dilutive. If these securities were not anti-dilutive, weighted-average shares outstanding would be 81,000 shares higher than reported.

Income Taxes

CatchMark Timber Trust has elected to be taxed as a REIT under the Code and has qualified to be taxed as a REIT since the year ended December 31, 2009. As a REIT, CatchMark Timber Trust is generally not subject to federal income taxes provided that it meets certain ownership, distribution, income, asset, and other REIT qualification tests.

CatchMark has elected to treat CatchMark TRS as a taxable REIT subsidiary. CatchMark conducts its delivered log business and may perform certain non-customary services, including real estate or non-real-estate related services, through CatchMark TRS. Earnings from services performed through CatchMark TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes.

Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expense or benefit is recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized. See Note 12 — Income Taxes for more information.

CatchMark is also subject to certain state and local taxes related to the operations of timberland properties in certain locations, which have been provided for in the accompanying consolidated financial statements. When applicable, CatchMark records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

Segment Information

CatchMark primarily engages in the acquisition, ownership, operation, management, and disposition of timberland properties located in the United States, either directly through wholly-owned subsidiaries or through equity method investments in affiliated joint ventures. CatchMark defines operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which its chief operating decision maker, the Chief Executive Officer, evaluates performance and allocates resources in managing the business. During the year ended December 31, 2018, CatchMark made a material investment in the Triple T Joint Venture, significantly expanded its investment management business by entering into an asset management agreement to manage the day-to-day operations of the Triple T Joint Venture, completed its first large disposition and began to publicly disclose its primary operating performance measure, Adjusted EBITDA, by source. As such, CatchMark has aggregated those operating segments into three reportable segments: Harvest, Real Estate and Investment Management. See Note 15 - Segment Information for additional information.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Within revenues on the accompanying statements of operations, for the year ended December 31, 2017, asset management fees have been reclassified out of other revenues in the amount of $0.1 million.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, to address concerns about the costs and complexity of complying with the transition provision of the new lease requirements under ASU 2016-02. The amendments in ASU 2018-01 permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 its land easements that exist or expired before its adoption of Topic 842 that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to further improve existing guidance; and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to provide entities with relief from the costs of implementing certain aspects of ASU 2016-02. The standard requires a modified retrospective transition approach, but allows the entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest comparative period presented. ASU 2016-02 and its subsequent updates are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. CatchMark anticipates recognizing a right of use asset and lease liability of approximately $3.4 million for its corporate office lease. CatchMark anticipates using both of the practical expedients.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition, and, as a result, certain acquisitions that previously may have qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, acquisition costs may be capitalized and purchase price may be allocated on a relative fair value basis. ASU 2017-01 was effective prospectively for CatchMark on January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on CatchMark's consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award requires an entity to apply modification accounting under Topic 718. This update clarifies the definition of “modification of terms and conditions” in order to reduce the diversity in practice, the cost and complexity when applying Topic 718. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the changes to an award’s terms or conditions. ASU 2017-09 was effective for fiscal years beginning after December 15, 2017. The adoption did not have a material impact on CatchMark’s consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815), which amends the hedge accounting recognition and presentation requirements in ASC 815, "Derivatives and Hedging." In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2017-12 expands an entity's ability to hedge nonfinancial and financial risk components and reduces the complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item when the hedged item affects earnings. The amendments in ASU 2018-16 permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. CatchMark adopted ASU 2017-12 on January 1, 2018 and ASU 2018-16 on January 1, 2019. These adoptions did not have a material effect on CatchMark's consolidated financial statements.

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

On July 16, 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in this update represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. ASU 2018-09 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods therein. CatchMark is currently assessing the impact ASU 2018-09 will have on its consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which reduces the cost and complexity of financial reporting associated with consolidation of VIEs. This guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. ASU 2018-17 is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods therein. CatchMark is currently assessing the impact ASU 2018-17 will have on its consolidated financial statements.

3.	Timber Assets

As of December 31, 2018 and 2017, timber and timberlands consisted of the following, respectively:

	As of December 31, 2018
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$345,972	$25,912	$320,060
Timberlands	367,488	—	367,488
Mainline roads	954	651	303
Timber and timberlands	$714,414	$26,563	$687,851

	As of December 31, 2017
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$332,253	$29,035	$303,218
Timberlands	406,284	—	406,284
Mainline roads	1,349	604	744
Timber and timberlands	$739,886	$29,639	$710,246

Timberland Acquisitions

During the years ended December 31, 2018, 2017 and 2016, CatchMark acquired approximately 18,100 acres, 19,600 acres, and 81,900 acres of timberland, respectively, for approximately $89.7 million, $51.6 million, and $141.0 million, respectively, excluding closing costs. Acreage acquired by state is listed below:

Acres Acquired In (1):	2018	2017	2016 (2)
South
Alabama	—	—	4,500
Georgia	—	15,000	13,500
South Carolina	—	4,600	63,900
	—	19,600	81,900
Pacific Northwest
Oregon	18,100	—	—
Total	18,100	19,600	81,900
(1) Represents CatchMark's wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.
(2) Includes 8,300 acres of timberland previously held in leasehold interest in Georgia.

Timberland Sales

During the years ended December 31, 2018, 2017, and 2016, CatchMark sold approximately 8,500 acres, 7,700 acres, and 7,300 acres of timberland, respectively, for approximately $17.5 million, $14.8 million, and $12.5 million, respectively. CatchMark’s cost basis in the timberland sold was approximately $12.4 million, $9.9 million, and $9.7 million respectively.

Large Dispositions

On November 30, 2018, CatchMark completed the sale of approximately 56,100 acres of its wholly-owned timberlands located in Texas and Louisiana (the "Southwest Property") for approximately $79.3 million. CatchMark's cost basis in the Southwest Property was approximately $79.5 million. CatchMark retained approximately 202,000 tons of merchantable inventory (49% sawtimber / 51% pulpwood) to be harvested over the next 18 to 24 months. The net proceeds received from this large disposition was used to pay down $79.0 million of CatchMark's outstanding debt balance.

Timberland sales and large disposition acreage by state is listed below:

Acres Sold In:	2018	2017	2016
South
Alabama	1,500	2,300	600
Florida	—	—	600
Georgia	2,300	5,000	6,100
Louisiana	20,900	400	—
North Carolina	1,000	—	—
South Carolina	3,300	—	—
Texas	35,600	—	—
Total	64,600	7,700	7,300

Current Timberland Portfolio

As of December 31, 2018, CatchMark directly owned interests in approximately 463,100 acres of timberlands in the U.S. South and the Pacific Northwest, approximately 432,900 acres of which were fee-simple interests and approximately 30,200 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of December 31, 2018 (1)	Fee	Lease	Total
South
Alabama	72,900	5,300	78,200
Florida	2,000	—	2,000
Georgia	261,300	24,900	286,200
North Carolina	600	—	600
South Carolina	77,700	—	77,700
Tennessee	300	—	300
	414,800	30,200	445,000
Pacific Northwest
Oregon	18,100	—	18,100
Total:	432,900	30,200	463,100
(1) Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4. Unconsolidated Joint Ventures

As of December 31, 2018, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of December 31, 2018
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6%	(1)
Acreage owned by the joint venture	5,000	1,099,800
Merchantable timber inventory (million tons)	0.3	42.9	(2)
Location	Georgia	Texas
(1) Represents our share of total partner capital contributions.

(2) The Triple T Joint Venture considers inventory to be merchantable at age 12. Merchantable timber inventory includes growth and adjustments identified during the annual recruise of the Triple T Timberlands.

CatchMark accounts for these investments using the equity method of accounting.

Triple T Joint Venture

On July 6, 2018, CatchMark entered into a limited partnership agreement for TexMark Timber Treasury, L.P. (the “Triple T Joint Venture”) with a consortium of institutional investors (the “Preferred Investors”), including BTG Pactual Timberland Investment Group, Highland Capital Management, Medley Management Inc., and British Columbia Investment Management Corporation. CatchMark invested $200.0 million in the Triple T Joint Venture, equal to 21.6% of the total equity contributions, in exchange for a common limited partnership interest in the Triple T Joint Venture. CatchMark, through a separate wholly-owned and consolidated subsidiary, is the sole general partner of the Triple T Joint Venture. The Preferred Investors invested $725.9 million in the Triple T Joint Venture, equal to 78.4% of the total equity contributions. The Triple T Joint Venture limited partnership agreement provides for a term of five years (extendable, subject to certain approvals, to seven and ten years), a preferred return of 10.25% to the Preferred Investors and a complete return of their equity contribution; a subsequent preferred return of 10.25% to CatchMark and return of CatchMark's equity contribution; and, finally, participation by CatchMark and the Preferred Investors in remaining distributions in percentages equal to 30%/70%, respectively, until the Preferred Investors have received an internal rate of return of 12.5% and then 50%/50% or, alternatively, 80%/20%, respectively, to the extent the Preferred Investors received a return of their equity contributions prior to the second anniversary of the effective date of the limited partnership agreement, entitling the Preferred Investors to early repayment premiums.

Also on July 6, 2018, the Triple T Joint Venture completed an acquisition of 1.1 million acres of high-quality East Texas industrial timberlands (the “Triple T Timberlands”), for approximately $1.39 billion (the “Acquisition Price”), exclusive of transaction costs. The Acquisition Price, transaction costs, and working capital were funded by $925.9 million of equity contributions from the Triple T Joint Venture partners and a $600 million seven-year term loan made pursuant to a credit agreement, dated July 6, 2018, between the Triple T Joint Venture's subsidiaries and affiliates and the lenders. Borrowings under the term loan bear interest at one-month LIBOR plus a margin determined based upon a LTV ratio and are secured by the assets of the Triple T Joint Venture and its subsidiaries.

CatchMark funded its $200.0 million equity contribution with borrowings under its multi-draw term facility (see Note 5 — Notes Payable and Lines of Credit), including $30.0 million borrowed for an earnest money deposit made in May 2018 and $170.0 million borrowed on July 5, 2018.

CatchMark uses the equity method to account for its investment in the Triple T Joint Venture since it does not possess the power to direct the activities that most significantly impact the economic performance of the Triple T Joint Venture, and accordingly, CatchMark does not possess the first characteristic of a primary beneficiary described in GAAP. CatchMark appointed three common board members of the Triple T Joint Venture, including its Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Forest Resources, which provides CatchMark with significant influence over the Triple T Joint Venture. Accordingly, pursuant to the applicable accounting literature, it is appropriate for CatchMark to apply the equity method of accounting to its investment in the Triple T Joint Venture.

The Triple T Joint Venture agreement provides for liquidation rights and distribution priorities that are significantly different from CatchMark's stated ownership percentage based on total equity contributions. The Preferred Investors are entitled to a minimum 10.25% cumulative return on their equity contributions, plus a complete return of their equity contributions before any distributions may be made on CatchMark’s common limited partnership interest. As such, CatchMark uses the hypothetical-liquidation-at-book-value method (“HLBV”) to determine its equity in the earnings of the Triple T Joint Venture. The HLBV method is commonly applied to equity investments in real estate, where cash distribution percentages vary at different points in time and are not directly linked to an investor's ownership percentage. For investments accounted for under the HLBV method, applying the percentage ownership interest to GAAP net income in order to determine earnings or losses would not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors.

CatchMark applies HLBV using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that CatchMark would receive if the Triple T Joint Venture were to liquidate all of its assets (as valued in accordance with GAAP) on that date and distribute the cash to the partners based on the contractually-defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is CatchMark's income or loss from the Triple T Joint Venture for the period.

Condensed balance sheet information for the Triple T Joint Venture as of December 31, 2018 is as follows:

As of
(in thousands)	December 31, 2018
Triple T Joint Venture:
Total assets	$1,607,413
Total liabilities	$754,610
Total equity	$852,803
CatchMark:
Carrying value of investment	$90,450

Condensed income statement information for the Triple T Joint Venture from July 6, 2018 (inception) to December 31, 2018 is as follows:

From Inception through
(in thousands)	December 31, 2018
Triple T Joint Venture:
Total revenues	$56,977
Operating loss	$(7,900)
Net loss	$(20,646)
CatchMark:
Equity share of net loss	$(109,550)

Condensed statement of cash flow information for the Triple T Joint Venture from July 6, 2018 (inception) to December 31, 2018 is as follows:

From Inception through
(in thousands)	December 31, 2018
Triple T Joint Venture:
Net cash used in operating activities	$(8,982)
Net cash used in investing activities	$(1,413,082)
Net cash provided by financing activities	$1,461,364
Net change in cash and cash equivalents	$39,300
Cash and cash equivalents, beginning of period	$—
Cash and cash equivalents, end of period	$39,300

CatchMark's equity share of the Triple T Joint Venture's net loss determined using the HLBV method is calculated as follows:

(in thousands)
Triple T Joint Venture:
Total equity as of December 31, 2018		$852,803
Preferred Investors:
Equity in Triple T Joint Venture, beginning balance	$725,866
Minimum preferred return as of December 31, 2018	$36,487
HLBV distribution as of December 31, 2018		$762,353
CatchMark:
Equity in Triple T Joint Venture as of December 31, 2018		$90,450
Equity in Triple T Joint Venture, beginning balance		$200,000
Equity share of Triple T Joint Venture's net loss		$(109,550)

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

Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Dawsonville Bluffs Joint Venture:
Total assets	$12,164	$24,014
Total liabilities	$575	$660
Total equity	$11,589	$23,354
CatchMark:
Carrying value of investment	$5,795	$11,677

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Dawsonville Bluffs Joint Venture:
Total Revenues	$14,852	$4,886
Net Income	$5,267	$2,275
CatchMark:
Equity share of net income (loss)	$2,634	$1,138

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Dawsonville Joint Venture:
Net cash provided by operating activities	$13,388	$4,645
Net cash used in investing activities	$—	$(20,348)
Net cash (used in) provided by financing activities	$(17,032)	$21,078
Net change in cash and cash equivalents	$(3,644)	$5,375
Cash and cash equivalents, beginning of period	$5,375	$—
Cash and cash equivalents, end of period	$1,731	$5,375

For the year ended December 31, 2018, CatchMark received cash distributions of $8.5 million from the Dawsonville Bluffs Joint Venture, $3.8 million of which was classified as operating distributions and $4.7 million was classified as return of capital in the investing section of the accompanying consolidated statement of cash flows. No cash distributions were received for the year ended December 31, 2017.

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

For the years ended December 31, 2018 and 2017, CatchMark earned the following fees from its unconsolidated joint ventures:

(in thousands)	2018	2017
Triple T Joint Venture (1)	$5,496	$—
Dawsonville Bluffs Joint Venture	$107	$108
	$5,603	$108

(1)	Includes approximately $0.2 million of reimbursements of compensation costs for the year ended December 31, 2018.

5.	Notes Payable and Lines of Credit

As of December 31, 2018 and 2017, CatchMark had the following debt balances outstanding:

(in thousands)	Maturity Date		Current Interest Rate(1)	Outstanding Balance As of December 31,
Credit Facility		Interest Rate		2018	2017
Term Loan A-1	12/23/2024	LIBOR + 1.75%	4.25%	$100,000	$100,000
Term Loan A-2	12/01/2026	LIBOR + 1.90%	4.41%	100,000	118,809
Term Loan A-3	12/01/2027	LIBOR + 2.00%	4.51%	68,619	118,810
Term Loan A-4	08/22/2025	LIBOR + 1.70%	4.09%	140,000	—
Multi-Draw Term Facility	12/01/2024	LIBOR + 2.20%	4.65%	70,000	—
Total Principal Balance				$478,619	$337,619
Less: Net Unamortized Deferred Financing Costs				$(6,379)	$(7,531)
Total				$472,240	$330,088

(1)
Represents weighted-average interest rate as of December 31, 2018. The weighted-average interest rate excludes the impact of interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

Credit Agreement Amendment

CatchMark is party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018 (the “2018 Amended Credit Agreement”), with a syndicate of lenders, including CoBank. The 2018 Amended Credit Agreement expanded the total borrowing capacity by $75 million to $643.6 million, added a new $140.0 million seven-year term loan (the “Term A-4 Loan”) to replace existing debt, and reduced the capacity under the seven-year multi-draw term credit facility from $265.0 million to $200.0 million. The 2018 Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

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

As of December 31, 2018, $165.0 million remained available under CatchMark's credit facilities, consisting of $130.0 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

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

CatchMark pays the lenders an unused commitment fee on the unused portion of the Revolving Credit Facility and the Multi-Draw Term Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV Ratio.

CatchMark’s obligations under the credit agreement are collateralized by a first priority lien on the timberlands owned by CatchMark’s subsidiaries and substantially all of CatchMark’s subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation, accounts, equipment, inventory, intellectual property, bank accounts and investment property. In addition, the obligations under the credit agreement are jointly and severally guaranteed by CatchMark and all of its subsidiaries pursuant to the terms of the credit agreement. CatchMark has also agreed to guarantee certain losses caused by certain willful acts of CatchMark or its subsidiaries.

Patronage Refunds

CatchMark is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage refund on its eligible patronage loans annually since 2015. Of the total patronage refunds received, 75% was received in cash and 25% was received in equity of the Patronage Banks. The eligibility remains the same under the 2018 Amended

Credit Agreement. Therefore, CatchMark accrues patronage refunds it expects to receive based on actual patronage refunds received as a percentage of its weighted-average eligible debt balance. As of December 31, 2018, 2017, and 2016, CatchMark accrued approximately $3.3 million, $2.7 million, and $2.3 million, respectively, as patronage refunds receivable on its consolidated balance sheets and as an offset against interest expense on its consolidated statement of operations.

As of December 31, 2018 and 2017, CatchMark recorded the following balances related to the patronage refunds program on its balance sheets:

(in thousands)	As of
Patronage refunds classified as:	December 31, 2018	December 31, 2017
Accounts receivable	$3,323	$2,694
Prepaid expenses and other assets (1)	1,499	831
Total	$4,822	$3,525
(1)    Represents 25% of cumulative patronage refunds received to date as equity of the Patronage Banks.

Debt Covenants
CatchMark's credit agreement contains, among others, the following financial covenants:

•	limit the LTV Ratio to (i) 50% at any time prior to the last day of the fiscal quarter corresponding to December 1, 2021, and (ii) 45% at any time thereafter;

•	require maintenance of a FCCR of not less than 1.05:1; and

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregated capital expenditures to 1% of the value of the timberlands during any fiscal year.

The 2018 Amended Credit Agreement permits CatchMark to declare, set aside funds for, or pay dividends, distributions, or other payments to stockholders so long as it is not in default under the credit agreement and its minimum liquidity balance, after giving effect to the payment, is at least $25 million.  However, if CatchMark has suffered a bankruptcy event or a change of control, the credit agreement prohibits CatchMark from declaring, setting aside, or paying any dividend, distribution, or other payment other than as required to maintain its REIT qualification. Restrictions in CatchMark’s credit agreements in the past have restricted CatchMark's ability to pay cash distributions to its stockholders. The 2018 Amended Credit Agreement also subjects CatchMark to mandatory prepayment from proceeds generated from dispositions of timberlands or lease terminations, which may have the effect of limiting its ability to make distributions to stockholders under certain circumstances.

CatchMark was in compliance with the financial covenants of its amended credit agreement as of December 31, 2018.

Interests Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2018, 2017, and 2016, CatchMark made the following cash interest payments on its borrowings:

(in thousands)	2018	2017	2016
Cash paid for interest	$15,816	$11,412	$7,119

Included in the interest payments for the years ended December 31, 2018, 2017 and 2016 were unused commitment fees of $0.2 million, $0.6 million and $0.7 million, respectively. No interest paid was capitalized during the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018 and 2017, the weighted-average interest rate on these borrowings, after consideration of its interest rate swaps (see Note 6 – Interest Rate Swaps), was 4.31% and 3.60%, respectively. After further consideration of the expected patronage refunds, CatchMark's weighted-average interest rate as of December 31, 2018 and 2017 was 3.51% and 2.80%, respectively.

As of December 31, 2018 and 2017, the fair value of CatchMark's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. During the year ended December 31, 2018, CatchMark entered into five separate interest rate swaps with Rabobank. As of December 31, 2018, CatchMark had ten outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2017 Swap - 3YR	3/28/2017	3/28/2020	1.800%	one-month LIBOR	$30,000
2018 Swap - 2YR	9/6/2018	9/6/2020	2.796%	one-month LIBOR	$50,000
2018 Swap - 3YR	9/6/2018	9/6/2021	2.869%	one-month LIBOR	$50,000
2017 Swap - 4YR	3/28/2017	11/28/2021	2.045%	one-month LIBOR	$20,000
2018 Swap - 4YR	2/28/2018	11/28/2022	2.703%	one-month LIBOR	$30,000
2017 Swap - 7YR	3/23/2017	3/23/2024	2.330%	one-month LIBOR	$20,000
2014 Swap - 10YR	12/23/2014	12/23/2024	2.395%	one-month LIBOR	$35,000
2016 Swap - 8YR	8/23/2016	12/23/2024	1.280%	one-month LIBOR	$45,000
2018 Swap - 8YR	2/28/2018	11/28/2026	2.884%	one-month LIBOR	$20,000
2018 Swap - 9YR	8/28/2018	8/28/2027	3.014%	one-month LIBOR	$50,000
Total					$350,000

As of December 31, 2018, CatchMark's interest rate swaps effectively fixed the interest rate on $350.0 million of its $478.6 million variable rate debt at 4.26%, inclusive of the applicable spread. All ten interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark’s interest rate swaps measured at fair value as of December 31, 2018 and 2017:

(in thousands)		Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$3,643	$2,935
Interest rate swaps	Other liabilities	$(3,635)	$(559)

As of December 31, 2018, CatchMark estimated that approximately $0.3 million will be reclassified from accumulated other comprehensive income to interest expense over the next 12 months.

During the year ended December 31, 2018, CatchMark recognized a change in fair value of its interest rate swaps of approximately $2.4 million as other comprehensive loss. During the years ended December 31, 2018, 2017, and 2016, net payments of approximately $0.5 million, $1.0 million, and $0.8 million were made under the interest rate swaps by CatchMark and were recorded as interest expense, respectively.

7.    Commitments and Contingencies

Mahrt Timber Agreements

In connection with its acquisition of timberlands from WestRock, CatchMark entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly-owned subsidiary of WestRock. The master stumpage agreement provides that CatchMark will sell specified amounts of timber and make available certain portions of our timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase a specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly market pricing adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark with a reliable customer for the wood products from its timberlands. For the years ended December 31, 2018, 2017, and 2016, approximately 17%, 17%, and 17%, respectively, of CatchMark's net timber sales revenue was derived from the Mahrt Timber Agreements.

WestRock can terminate the Mahrt Timber Agreements prior to the expiration of the initial term if CatchMark replaces FRC as the forest manager without the prior written consent of WestRock, except pursuant to an internalization of the company's forestry management functions. CatchMark can terminate the Mahrt Timber Agreements if WestRock (i) ceases to operate the Mahrt mill for a period that exceeds 12 consecutive months, (ii) fails to purchase a specified tonnage of timber for two consecutive years, subject to certain limited exceptions or (iii) fails to make payments when due (and fails to cure within 30 days).

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

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2020, and is automatically extended for one-year periods unless written notice is provided by CatchMark or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

Pursuant to the terms of the timberland operating agreement between CatchMark and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark pays AFM (i) a monthly management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2019 for the U.S. South region and December 31, 2019 for the Pacific Northwest region, and is automatically extended for one-year periods unless written notice is provided by CatchMark or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

Obligations under Operating Leases
CatchMark held leasehold interests related to the use of approximately 26,800 acres of leased timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The per-acre rent was $20.41 for the lease year ended May 2018, which was used to calculate the following remaining required payments under the LTC Lease as of December 31, 2018:

(in thousands)	Required Payments
2019	$511
2020	511
2021	511
2022	453
2023 and thereafter	—
$1,986
Additionally, CatchMark had the following future annual payments under its office lease as of December 31, 2018:

(in thousands)	Required Payments
2019	$312
2020	397
2021	412
2022	424
2023	435
Thereafter	2,320
$4,300
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
On October 31, 2018, CatchMark Timber Trust, as general partner of CatchMark Timber OP, executed the Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber OP (as amended, the “Partnership Agreement”) with CatchMark LP Holder. The Partnership Agreement, as amended, added provisions authorizing CatchMark Timber OP to issue a class of limited partnership interests (the “LTIP Units"), to certain officers, directors, and employees of CatchMark. LTIP Units are a class of units structured to qualify as “profits interests” for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into CatchMark Timber OP's common units. The LTIP Units initially will not have full parity, on a per unit basis, with CatchMark Timber OP common units with respect to liquidating distributions. Upon the occurrence of specified events, the LTIP Units can over time achieve full parity with CatchMark Timber OP common units, at which time vested LTIP Units will be converted into CatchMark Timber OP common units on a one-for-one basis. Vested LTIP Units that have not achieved full parity with CatchMark Timber OP common units may also convert into CatchMark Timber OP common units on less than a one-for-one basis based on relative capital accounts. Regular and other non-liquidating distributions will be made by CatchMark Timber OP with respect to unvested LTIP Units as provided in the applicable award agreement for such units.
Limited partners holding CatchMark Timber OP common units, including those converted from LTIP Units, have the option to cause CatchMark Timber OP to redeem such units after the units have been held for one year. Unless CatchMark Timber Trust exercises its right to purchase common units of CatchMark Timber OP in exchange for shares of its common stock, CatchMark Timber OP would redeem such units with cash equal to the value of such shares on a one-for-one basis.
On November 29, 2018, CatchMark granted LTIP Units to certain executive officers. See Note 10 — Stock-based Compensation for more details.
9.    Stockholders' Equity

Under CatchMark's charter, it has authority to issue a total of one billion shares of capital stock. Of the total shares authorized, 900 million shares are designated as common stock with a par value of $0.01 per share and 100 million shares are designated as preferred stock.

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the year ended December 31, 2018, CatchMark repurchased 98,459 shares of common stock for approximately $1.0 million. All common stock purchases through the end of December 2018 under the stock repurchase program were made in open-market transactions. As of December 31, 2018, CatchMark had 49.1 million shares of common stock outstanding and may purchase up to an additional $18.7 million under the program.

Equity Offering

On June 2, 2017, CatchMark filed a shelf registration statement on Form S-3 with the SEC (the "Shelf Registration Statement"), which was declared effective by the SEC on June 16, 2017. The Shelf Registration Statement provides CatchMark with future flexibility to offer, from time to time and in one or more offerings, debt securities, common stock, preferred stock, depositary shares, warrants, or any combination thereof. The terms of any such future offerings are established at the time of an offering. In March 2018, under the Shelf Registration Statement, CatchMark issued 5.75 million shares of its common stock at a price of $12.60 per share (the "2018 Equity Offering"). After deducting $3.5 million in underwriting commissions and fees and other issuance costs, CatchMark received net proceeds of $69.0 million from the 2018 Equity Offering which was used to pay down a portion of its outstanding debt. In October 2017, CatchMark issued 4.6 million shares of its Class A common stock and received gross proceeds of $56.8 million.

Distributions

Since December 2013, CatchMark has made and intends to continue to make quarterly distributions to holders of its common stock. The table below summarizes the distributions CatchMark made during each of the three years ended December 31, 2018, and the tax characterization of the distributions:

	2018	2017	2016
Total Cash Distributions per Common Share	$0.54	$0.54	$0.53

Tax Characterization
Capital Gain	—	—	—
Return of Capital	100%	100%	100%

The amount of distributions and the tax treatment thereof in prior periods are not necessarily indicative of amounts anticipated in future periods.

10.    Stock-based Compensation

Long-Term Incentive Plans

CatchMark's Amended and Restated 2005 Long-term Incentive Plan (the "2005 LTIP") allowed for the issuance of options, stock appreciation rights, restricted stock, RSUs, and deferred stock units of its common stock to its employees and independent directors. The 2005 LTIP provided for issuance of up to 1.3 million shares through October 25, 2023. Prior to its replacement on June 23, 2017, 406,667 shares remained for issuance under the 2005 LTIP.

On June 23, 2017, CatchMark's stockholders approved the 2017 Incentive Plan (the "2017 Plan"), which replaced the 2005 LTIP. The 2017 Plan allows for the award of options, stock appreciation rights, restricted stock, RSUs, deferred stock units, performance awards, other stock-based awards, or any other right or interest relating to stock or cash to the employees, directors, and consultants of CatchMark or its affiliates. The 2017 Plan provides for issuance of up to 1.8 million shares through CatchMark's 2027 annual stockholders meeting, or, in the case of an amendment approved by stockholders to increase the number of shares subject to the 2017 Plan, the 10th anniversary of such amendment date. As of December 31, 2018, 1,369,291 shares remained available for issuance under the 2017 Plan.

Equity Compensation for Independent Directors

In March 2018, 3,356 shares of restricted stock issued in 2015 to independent directors became vested. As a result, no restricted shares previously issued to independent directors remained unvested.

On June 25, 2018, pursuant to the Amended and Restated Independent Directors' Compensation Plan (a sub-plan of CatchMark's LTIPs), CatchMark's six independent directors each received 3,956 shares having a value of $50,000. The shares granted are fully vested and non-forfeitable on the grant date. CatchMark repurchased 4,154 shares from all independent directors for income tax withholdings. CatchMark recognized approximately $0.3 million of general and administrative expenses related to these awards during the year ended December 31, 2018.

Additionally, one of the independent directors elected to receive $30,000 of his annual cash retainer in shares of CatchMark's common stock in lieu of cash.

Below is a summary of independent directors' stock-based compensation for the years ended December 31, 2018, 2017, and 2016:

(dollars in thousands, except for per share amounts)	2018	2017	2016
Fully-vested shares granted	26,568	24,412	25,089
Weighted-average grant date fair value per share	$12.42	$11.47	$12.04
Shares of restricted stock granted	—	—	—

Grant date fair value of fully vested stock granted in period	$330	$280	$302
Grant date fair value of restricted stock vested in period	$—	$—	$146
Cash used to repurchase common shares for minimum tax withholdings	$53	$59	$66

Service-based Restricted Stock Grants to Employees

During 2018, CatchMark issued 88,161 shares of service-based restricted stock to its non-executive employees, vesting in four equal installments in February of 2019, 2020, 2021, and 2022. The fair value of serviced-based restricted stock grants was determined by the closing price of CatchMark's common stock on the grant date.

On November 29, 2018, CatchMark granted 45,622 shares (the "2017 Service Awards") and 41,946 shares (the "2018 Service Awards") of service-based restricted stock to eligible executive officers pursuant to the 2017 and 2018 executive compensation plans previously approved by the Compensation Committee of the board of directors (the "Compensation Committee"). The 2017 Service Awards will vest in two equal installments in February of 2020 and 2021. The 2018 Service Awards will vest in three equal installments in February of 2020, 2021, and 2022.

Below is a summary of service-based restricted stock grants to the employees during the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Shares granted	175,729	133,591	125,123
Weighted-average grant date fair value per share	$10.60	$11.19	$10.51
Grant date fair value of restricted stock vested in period ('000)	$1,756	$1,294	$422
Cash used to repurchase common shares for minimum tax withholdings ('000)	$445	$252	$133

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the year ended December 31, 2018 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	278,633	$11.05
Granted	175,729	$10.60
Vested (1)	(153,967)	$11.41
Forfeited	—	$—
Unvested at December 31, 2018	300,395	$10.60

(1)
Includes 12,983 shares of service-based restricted stock held by John Rasor, the vesting of which was accelerated upon his resignation as Chief Operating Officer of CatchMark on July 6, 2018, the date Mr. Rasor was named President of the Triple T Joint Venture. Also includes the vesting of 57,940 shares of service-based restricted stock issued to Mr. Rasor in April 2017. These vesting events are non-recurring in nature.

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

On January 19, 2018, based on the level of achievements from January 1, 2015 to December 31, 2017 pursuant to a set of performance goals with respect to the 2015 performance-based awards (the "2015 Performance Awards") , the Compensation Committee determined that 57,970 shares of the restricted stock granted under the 2015 Performance Awards were earned and 54,930 shares were forfeited. 50% of the earned awards vested on the determination date and the remaining 50% vested on the one-year anniversary of the determination date.

A rollforward of CatchMark's 2015 performance-based restricted stock awards for the year ended December 31, 2018 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	112,900	$7.01
Granted	—	$—
Vested (1)	(36,938)	$7.21
Forfeited	(54,930)	$7.21
Unvested at December 31, 2018	21,032	$7.21

(1)
Includes 7,953 shares of accelerated vesting of Mr. Rasor's remaining 2015 Performance Awards previously scheduled to vest in January 2019, upon his resignation as Chief Operating Officer of CatchMark on July 6, 2018, the date Mr. Rasor was named President of the Triple T Joint Venture.

On November 29, 2018, CatchMark granted 7,938 shares of performance-based restricted stock (the "2018 Performance Restricted Stock Awards") to one of its executive officers, which represents the maximum number of shares that could be earned based on the relative performance of CatchMark's TSR between January 1, 2018 and December 31, 2020 as compared to a pre-established peer group's TSR, to the Russell 3000 Index, and to the NCREIF Timberland Index. Earned awards, once determined by the Compensation Committee after the end of performance period, will vest in two equal installments in the first quarter of 2021 and 2022. The fair value of the 2018 Performance Restricted Stock Awards was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (November 29, 2018)	$8.47
Weighted-average fair value per granted share	$1.84
Assumptions:
Volatility	25.30%
Expected term (years)	3.0
Risk-free interest rate	2.89%

Performance-based Restricted Stock Units

On January 22, 2019, the Compensation Committee determined that, based on the performance of CatchMark's TSR between January 1, 2016 and December 31, 2018, the 80,366 RSUs issued to the executive officers in May 2016 (the "2016 Performance Awards") were forfeited. No RSUs remained outstanding as of February 28, 2019.

Outperformance Awards

On May 2, 2017, the board of directors approved a special, one-time stock-settled outperfomance award (the "OPP") to eligible executive officers of CatchMark, pursuant to the provisions of the 2005 LTIP. Under the OPP, an outperformance pool with a maximum award dollar amount of $5.0 million was created and executive officers were granted a certain participation percentage of the outperformance pool. The dollar amount of the awards earned will be determined based on the total returns of CatchMark common stock during a performance period from April 1, 2017 to March 31, 2020. Earned awards will be settled in shares of CatchMark common stock after the amount of earned award is determined at the end of the performance period. The grant-date fair value of the OPP was approximately $1.0 million as calculated using Monte-Carlo simulations and is amortized over the performance period.

The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the year December 31, 2017:

Grant date market price (May 2, 2017)	$11.73
Assumptions:
Volatility	21.85%
Expected term (years)	3.0
Dividend yield	4.6%
Risk-free interest rate	1.57%

Performance-based LTIP Units Grants

The Compensation Committee has determined to grant long-term equity incentive awards to its executive officers in the form of equity interests in CatchMark Timber OP, as an alternative to restricted shares of CatchMark Timber Trust's common stock or restricted stock units. In furtherance of this determination, on October 31, 2018, CatchMark Timber Trust, as the general partner, executed the amended CatchMark Timber OP Partnership Agreement with CatchMark LP Holder, LLC, the sole limited partner of CatchMark Timber OP (see Note 8 — Noncontrolling Interest for details of the Partnership Agreement).

On November 29, 2018, CatchMark granted 116,439 LTIP Units (the "2017 Performance LTIP Units") and 102,847 LTIP Units (the "2018 Performance LTIP Units") to two of its executive officers, which represent the maximum number of LTIP Units that could be earned based on the relative performance of CatchMark's TSR as compared to a pre-established peer group's TSR, to the Russell 3000 Index, and to the NCRIEF Timberland Index. The performance/measurement period is a three-year period from January 1, 2017 to December 31, 2019 for the 2017 Performance LTIP Units and from January 1, 2018 to December 31, 2020 for the 2018 Performance LTIP Units. The Compensation Committee will determine the earned awards for each award following the end of the respective performance period, and the earned awards will vest in two equal installments on the respective determination date and the one-year anniversary of the respective determination date.

The fair value of the 2017 Performance LTIP Awards was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (November 29, 2018)	$8.47
Weighted-average fair value per granted share	$1.31
Assumptions:
Volatility	25.30%
Expected term (years)	3.0
Risk-free interest rate	2.89%

The fair value of the 2018 Performance LTIP Awards was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (November 29, 2018)	$8.47
Weighted-average fair value per granted share	$1.82
Assumptions:
Volatility	25.30%
Expected term (years)	3.0
Risk-free interest rate	2.89%

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense is presented below:

(in thousands)	2018	2017	2016
General and administrative expenses	$2,356	$1,956	$1,411
Forestry management expenses	333	830	313
Total	$2,689	$2,786	$1,724

As of December 31, 2018, approximately $3.3 million of unrecognized compensation expense related to non-vested restricted stock and RSUs remained and will be recognized over a weighted-average period of 2.2 years.

11.     Recreational Leases

CatchMark leases certain access rights to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. CatchMark retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2018, approximately 438,900 acres, or 99.9% of CatchMark’s timberland available for recreational uses, had been leased to tenants under operating leases that expire between May and July 2019. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as deferred revenues until earned over the terms of the respective lease terms and recognized as other revenue. As of December 31, 2018 and 2017, approximately $1.9 million and $2.0 million, respectively, of such rental receipts are included in other liabilities in the accompanying consolidated balance sheets. For the three years ended December 31, 2018, 2017, and 2016, CatchMark recognized other revenues related to recreational leases of approximately $4.7 million, $4.5 million, $4.0 million, respectively.

12.     Income Taxes
CatchMark TRS is generally the only subsidiary of CatchMark subject to U.S. federal and state income taxes. CatchMark TRS records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. For each of the three years ended December 31, 2018, 2017, and 2016, CatchMark TRS has recorded a full valuation allowance on its net deferred tax assets.

The Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017 and became effective on January 1, 2018. TCJA made many significant changes to the U.S. tax law, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax, among other changes. TCJA reduced the U.S. corporate tax rate to 21% from 35%, and accordingly, CatchMark TRS revalued its cumulative deferred tax assets and liability as of December 31, 2017 at the newly-enacted rate. As a result, CatchMark TRS' deferred tax liability was reduced by $8,800, deferred tax assets were reduced by $4.8 million, and the valuation allowance was reduced by $4.8 million.

As of December 31, 2018, CatchMark Timber Trust and CatchMark TRS had the following federal and state net operating loss ("NOL") carryforwards:

(in millions)	Federal		State	Total
CatchMark Timber Trust	$121.9	(1)	$102.8	$224.7
CatchMark TRS	$35.5	(2)	$27.0	$62.5
Total	$157.4		$129.8	$287.2
(1) Includes $108.3 million of NOL generated prior to January 1, 2018.
(2) Includes $35.8 million of NOL generated prior to January 1, 2018.

Such NOL carryforwards may be utilized, subject to certain limitations, to offset future taxable income. The federal NOL generated prior to January 1, 2018 would begin to expire in 2027 and the state NOL generated prior to January 1, 2018 would begin to expire in 2022. TCJA allows CatchMark Timber Trust and CatchMark TRS to carry forward its federal NOL generated beginning January 1, 2018 indefinitely, however, the use of the NOL in any given tax year will be limited to 80% of the annual taxable income.

The other provisions of TCJA did not have a material impact on the accompanying consolidated financial statements of CatchMark for the years ended December 31, 2018, 2017 and 2016.

Components of the deferred tax asset as of December 31, 2018 and 2017 were attributable to the operations of CatchMark TRS only and were as follows:

	As of December 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforward	$8,612	$10,075
Gain on timberland sales	8	9
Other	418	468
Total gross deferred tax asset	9,038	10,552

Valuation allowance	(8,949)	(10,371)
Total net deferred tax asset	$89	$181

Deferred tax liability:
Timber depletion	89	181
Total gross deferred tax liability	$89	$181

Deferred tax asset, net	$—	$—

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to CatchMark TRS’ effective tax rate for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Federal statutory income tax rate	21.0%	34.0%	34.0%
State income taxes, net of federal benefit	—	—%	—%
Other temporary differences	(0.2)%	(0.4)%	1.3%
Other permanent differences	5.4%	(0.1)%	(0.1)%
Effects of federal rate change	—%	(83.8)%	—%
Valuation allowance	(26.2)%	50.3%	(35.2)%
Effective tax rate	—%	—%	—%
As of December 31, 2018 and 2017, the tax basis carrying value of CatchMark’s total timber assets was approximately $679.5 million and $700.0 million, respectively.
13.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	2018
(in thousands, except for per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$24,104	$26,249	$24,577	$22,927
Operating income (loss)	$(1,019)	$243	$2,167	$(98)
Net loss	$(3,385)	$(1,505)	$(78,899)	$(38,218)
Basic and diluted net loss per share (1)	$(0.08)	$(0.03)	$(1.61)	$(0.78)
(1) The sum of the quarterly amounts does not equal net loss per share for the year due to increases in weighted-average shares outstanding over the year.

	2017
(in thousands, except for per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$23,125	$26,836	$18,612	$22,722
Operating income (loss)	$567	$361	$(1,220)	$(3,282)
Net loss	$(1,978)	$(2,466)	$(4,044)	$(5,022)
Basic and diluted net loss per share (1)	$(0.05)	$(0.06)	$(0.10)	$(0.12)
(1) The sum of the quarterly amounts does not equal net loss per share for the year due to increases in weighted-average shares outstanding over the year.

14.	Customer Concentration

For the years ended December 31, 2018, 2017, and 2016, WestRock represented 20%, 21%, and 24% of CatchMark's total revenues, respectively, and IP represented 12%, 10%, and 4% of CatchMark's total revenues, respectively. No other customer represented more than 10% of CatchMark's total revenues during these periods.

15.	Segment Information

As of December 31, 2018, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures is reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. EBITDA is a non-GAAP financial measure of operating performance. EBITDA is defined by the SEC as earnings before interest, taxes, depreciation and amortization; however, CatchMark has excluded certain other expenses that CatchMark believes are not indicative of the ongoing operating results of its timberland portfolio and investment management business, and CatchMark refers to this measure as Adjusted EBITDA. As such, CatchMark's Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table presents operating revenues by reportable segment:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Harvest	$74,734	$76,419	$69,340
Real Estate	17,520	14,768	12,515
Investment Management	5,603	108	—
Total	$97,857	$91,295	$81,855

The following table presents Adjusted EBITDA by reportable segment:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Harvest	$31,191	$33,855	$32,472
Real Estate	16,388	14,235	11,838
Investment Management	12,431	2,111	—
Non-allocated / Corporate EBITDA	$(10,224)	$(8,231)	$(7,502)
Total	$49,786	$41,970	$36,808

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

(in thousands)	2018	2017	2016
Adjusted EBITDA	$49,786	$41,970	$36,808
Subtract:
Depletion	25,912	29,035	28,897
Basis of timberland sold, lease terminations and other (1)	13,053	10,112	10,089
Amortization (2)	2,821	1,270	1,093
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (3)	4,195	865	—
HLBV loss from unconsolidated joint venture (4)	109,550	—	—
Stock-based compensation expense	2,689	2,786	1,724
Interest expense (2)	13,643	10,093	5,753
(Gain) loss from large dispositions (5)	390	—	—
Other (6)	(460)	1,319	322
Net loss	$(122,007)	$(13,510)	$(11,070)

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(2)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the consolidated statements of operations.

(3)	Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated Dawsonville Bluffs Joint Venture.

(4)	Reflects HLBV (income) losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(5)
Large dispositions are defined as larger transactions in acreage and gross sales price than recurring HBU sales. Large dispositions are not part of core operations, are infrequent in nature and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.

(6)
Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

16.	Subsequent Event

Dividend Declaration

On February 14, 2019, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on February 28, 2019, payable on March 15, 2019.