Form 10-Q
period 2019-03-31
CatchMark Timber Trust, Inc.
filed 2019-05-02
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2019
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

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Class A Common Stock, $0.01 Par Value Per Share	CTT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s common stock, as of April 30, 2019: 49,082,943 shares

FORM 10-Q

CATCHMARK TIMBER TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of CatchMark Timber Trust, Inc. and subsidiaries (“CatchMark”, “we,” “our,” or “us”) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in other reports and documents we file with the SEC or in connection with written or oral statements made to the press, potential investors, or others. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act.

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report relate to our ability to deliver superior, consistent, and predictable per-share cash flow growth through disciplined acquisitions, active management, sustainable harvests, and well-timed real estate sales; our intent to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations; our focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality industrial timberlands, as well as opportunistic land sales and asset management fees; the biological growth of our forests; creating additional value through joint ventures; sales of large timberland properties to generate capital to fund capital allocation priorities; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; possible interest rate risk mitigation actions; anticipated non-cash GAAP losses from the unconsolidated Triple T Joint Venture (as defined herein); and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture and include, but are not limited to, statements about the expected benefits of the joint venture, including anticipated harvest volume, financial and operating results and future returns to stockholders; and our plans, objectives, expectations, projections and intentions.

Forward-looking statements are based on a number of assumptions involving judgments and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience and our present expectations. Such risks and uncertainties related to us and the Triple T Joint Venture include those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 and our subsequent reports filed with the SEC. Accordingly, readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows reflects all adjustments, consisting solely of normal and recurring adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$2,420	$5,614
Accounts receivable	5,162	7,355
Prepaid expenses and other assets	6,504	7,369
Operating lease right-of-use asset, less accumulated amortization of $69 as of March 31, 2019 (Note 2)	3,331	—
Deferred financing costs	307	327
Timber assets (Note 3):
Timber and timberlands, net	681,744	687,851
Intangible lease assets, less accumulated amortization of $946 and $945 as of March 31, 2019 and December 31, 2018, respectively	11	12
Investments in unconsolidated joint ventures (Note 4)	67,960	96,244
Total assets	$767,439	$804,772

Liabilities:
Accounts payable and accrued expenses	$3,686	$4,936
Operating lease liability (Note 2)	3,418	—
Other liabilities	7,861	5,940
Notes payable and lines of credit, net of deferred financing costs (Note 5)	472,443	472,240
Total liabilities	487,408	483,116

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 49,083 and 49,127 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	492	492
Additional paid-in capital	729,705	730,416
Accumulated deficit and distributions	(446,233)	(409,260)
Accumulated other comprehensive (loss) income	(3,933)	8
Total stockholders’ equity	280,031	321,656
Total liabilities and stockholders’ equity	$767,439	$804,772
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended March 31,
	2019	2018
Revenues:
Timber sales	$16,551	$18,653
Timberland sales	2,090	4,252
Asset management fees	2,842	36
Other revenues	1,090	1,163
	22,573	24,104
Expenses:
Contract logging and hauling costs	7,356	8,582
Depletion	5,268	7,062
Cost of timberland sales	1,560	3,147
Forestry management expenses	1,734	1,830
General and administrative expenses	3,363	2,945
Land rent expense	142	161
Other operating expenses	1,644	1,396
	21,067	25,123
Operating income (loss)	1,506	(1,019)

Other income (expense):
Interest income	30	64
Interest expense	(4,622)	(4,251)
	(4,592)	(4,187)

Loss before unconsolidated joint ventures	(3,086)	(5,206)
Loss (income) from unconsolidated joint ventures (Note 4)	(27,309)	1,821
Net loss	$(30,395)	$(3,385)

Weighted-average common shares outstanding - basic and diluted	49,063	44,380

Net loss per share - basic and diluted	$(0.62)	$(0.08)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2019	2018
Net loss	$(30,395)	$(3,385)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	(3,941)	1,931
Comprehensive loss	$(34,336)	$(1,454)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	92	1	292			293
Dividends to common stockholders ($0.135 per share)				(6,578)		(6,578)
Repurchase of common stock	(136)	(1)	(1,003)			(1,004)
Net loss				(30,395)		(30,395)
Other comprehensive loss					(3,941)	(3,941)
Balance, March 31, 2019	49,083	$492	$729,705	$(446,233)	$(3,933)	$280,031

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	43,425	$434	$661,222	$(261,652)	$2,376	$402,380
Common stock issued pursuant to:
Equity Offering	5,750	58	72,392			72,450
LTIP, net of forfeitures and amounts withheld for income taxes	(46)	(1)	(85)			(86)
Stock issuance cost			(3,490)			(3,490)
Dividends to common stockholders ($0.135 per share)				(5,815)		(5,815)
Net loss				(3,385)		(3,385)
Other comprehensive income					1,931	1,931
Balance, March 31, 2018	49,129	$491	$730,039	$(270,852)	$4,307	$463,985

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(30,395)	$(3,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	5,268	7,062
Basis of timberland sold, lease terminations and other	1,807	2,856
Stock-based compensation expense	659	765
Noncash interest expense	250	1,671
Other amortization	208	54
Loss (income) from unconsolidated joint ventures	27,309	(1,821)
Operating distributions from unconsolidated joint ventures	179	2,188
Changes in assets and liabilities:
Accounts receivable	1,363	1,330
Prepaid expenses and other assets	513	76
Accounts payable and accrued expenses	(1,109)	1,284
Other liabilities	(805)	(1,133)
Net cash provided by operating activities	5,247	10,947

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	—	(2,319)
Capital expenditures (excluding timberland acquisitions)	(1,259)	(1,545)
Distributions from unconsolidated joint ventures	796	—
Net cash used in investing activities	(463)	(3,864)

Cash Flows from Financing Activities:
Repayment of notes payable	—	(69,000)
Financing costs paid	(31)	(95)
Issuance of common stock	—	72,450
Other offering costs paid	—	(3,490)
Dividends paid to common stockholders	(6,578)	(5,815)
Repurchase of common shares under the share repurchase program	(1,004)	—
Repurchase of common shares for minimum tax withholdings	(365)	(851)
Net cash used in financing activities	(7,978)	(6,801)
Net change in cash and cash equivalents	(3,194)	282
Cash and cash equivalents, beginning of period	5,614	7,805
Cash and cash equivalents, end of period	$2,420	$8,087

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 (unaudited)

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

CatchMark’s consolidated financial statements include the accounts of CatchMark and any VIE in which CatchMark is deemed the primary beneficiary. With respect to entities that are not VIEs, CatchMark's consolidated financial statements also include the accounts of any entity in which CatchMark owns a controlling financial interest and any limited partnership in which CatchMark owns a controlling general partnership interest. In determining whether a controlling interest exists, CatchMark considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited financial statements and footnotes included in CatchMark’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Segment Information

CatchMark primarily engages in the acquisition, ownership, operation, management, and disposition of timberland properties located in the United States, either directly through wholly-owned subsidiaries or through equity method investments in affiliated joint ventures. CatchMark defines operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which its chief operating decision maker, the Chief Executive Officer, evaluates performance and allocates resources in managing the business. CatchMark has aggregated its operating segments into three reportable segments: Harvest, Real Estate and Investment Management. See Note 9 — Segment Information for additional information.

New Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"). ASC 842 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on its balance sheet for all leases, subject to certain scope exceptions. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

CatchMark adopted ASC 842 effective January 1, 2019 using the modified retrospective approach with the cumulative effect of the application recognized at the effective date. CatchMark elected the package of practical expedients, including the option to account for each separate lease component of a contract and its associated non-lease component as a single lease component, thus causing all fixed payments to be capitalized; and the practical expedient, which among other things, allows CatchMark to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the operating lease ROU asset or liability. These are expensed as incurred and recorded as variable lease expense. Management identified and evaluated all of its in-place leases, subleases, and contracts with a lease component, and determined that its office lease is the only lease within the scope of ASC 842. CatchMark elected the practical expedient to not apply the recognition requirements of ASC 842 to its short-term leases. CatchMark determined its long-term timber lease to be a lease of biological assets, a scope exception to ASC 842. Long-term timber lease expense is reported as land rent expense on CatchMark's consolidated statements of operations. See Note 7 - Commitments and Contingencies, Obligations under Operating Leases for additional information on the long-term timber lease. Additionally, CatchMark determined that its hunting and recreational leases do not qualify as leases under ASC 842. See Note 2 - Summary of Significant Accounting Policies and Note 11 - Recreational Leases to CatchMark’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on its hunting and recreational leases.

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease ROU asset and an operating lease liability of approximately $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $87,000 of amortization expense related to the operating lease ROU asset and the operating lease liability for the three months ended March 31, 2019, which was included in general and administrative expenses on its consolidated statement of operations and in other amortization on its consolidated statement of cash flows. The adoption of ASC 842 did not result in a cumulative-effect adjustment to CatchMark's retained earnings, as its office lease commenced in January 2019.

The following amounts related to the office lease were reflected in CatchMark's consolidated financial statements:

(in thousands)	Three Months Ended March 31, 2019
Cash paid for office lease	$21
ROU asset obtained in exchange for new operating lease liability	$3,418
Lease term	9.9 years
Discount rate	4.58%

CatchMark had the following future annual payments for its operating lease as of March 31, 2019 and December 31, 2018:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Required Payments as of March 31,
2019	$290	$312
2020	397	397
2021	412	412
2022	424	424
2023	435	435
2024	447	447
Thereafter	1,873	1,873
	$4,278	$4,300
Less: imputed interest	(860)
Operating lease liability	$3,418

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Within revenues on the accompanying statements of operations, asset management fees in the amount of $36,000 for the three months ended March 31, 2018 have been reclassified out of other revenues.

Recent Accounting Pronouncements

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations. This guidance aligns the measurement and classification for share-based payments to non-employees with the guidance for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods therein. CatchMark adopted ASU 2018-07 on January 1, 2019 and the adoption did not have a material effect on its consolidated financial statements.

On July 16, 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in this update represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. ASU 2018-09 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods therein. CatchMark adopted ASU 2018-09 on January 1, 2019 and the adoption did not have a material effect on its consolidated financial statements.

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

3.     Timber Assets

As of March 31, 2019 and December 31, 2018, timber and timberlands consisted of the following, respectively:

	As of March 31, 2019
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$320,356	$5,268	$315,088
Timberlands	366,356	—	366,356
Mainline roads	972	672	300
Timber and timberlands	$687,684	$5,940	$681,744

	As of December 31, 2018
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$345,972	$25,912	$320,060
Timberlands	367,488	—	367,488
Mainline roads	954	651	303
Timber and timberlands	$714,414	$26,563	$687,851

Timberland Sales

During the three months ended March 31, 2019 and 2018, CatchMark sold approximately 900 and 2,200 acres of timberland for $2.1 million and $4.3 million, respectively. CatchMark's cost basis in the timberland sold was $1.4 million and $2.9 million, respectively.

Timberland sales acreage by state is listed below:

	Three Months Ended March 31,
Acres Sold In:	2019	2018
Alabama	500	—
Georgia	—	1,400
Louisiana	—	100
North Carolina	400	—
South Carolina	—	600
Texas	—	100
Total	900	2,200

Current Timberland Portfolio

As of March 31, 2019, CatchMark directly owned interests in approximately 458,700 acres of timberlands in the U.S. South and Pacific Northwest, approximately 432,000 acres of which were fee-simple interests and approximately 26,700 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of March 31, 2019 (1)	Fee	Lease	Total
South
Alabama	72,400	1,800	74,200
Florida	2,000	—	2,000
Georgia	261,300	24,900	286,200
North Carolina	200	—	200
South Carolina	77,700	—	77,700
Tennessee	300	—	300
	413,900	26,700	440,600
Pacific Northwest
Oregon	18,100	—	18,100
Total	432,000	26,700	458,700

(1)	Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4. Unconsolidated Joint Ventures

As of March 31, 2019, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of March 31, 2019
	Dawsonville Bluffs Joint Venture		Triple T Joint Venture
Ownership percentage	50.0%		21.6%	(1)
Acreage owned by the joint venture	4,400		1,099,500
Merchantable timber inventory (million tons)	0.3	(3)	42.1	(2)
Location	Georgia		Texas

(1)	Represents our share of total partner capital contributions.

(2)	The Triple T Joint Venture considers inventory to be merchantable at age 12. Merchantable timber inventory does not include current year growth.

(3)	Merchantable timber inventory does not include current year growth.

CatchMark accounts for these investments using the equity method of accounting.

Triple T Joint Venture

During 2018, CatchMark formed a joint venture, TexMark Timber Treasury, LP, a Delaware limited partnership (the "Triple T Joint Venture"), with a consortium of institutional investors (the "Preferred Investors") to acquire 1.1 million acres of high-quality East Texas industrial timberlands (the “Triple T Timberlands”), for approximately $1.39 billion (the “Acquisition Price”), exclusive of transaction costs. The Triple T Joint Venture completed the acquisition of the Triple T Timberlands in July 2018. CatchMark invested $200.0 million in the Triple T Joint Venture, equal to 21.6% of the total equity contributions, in exchange for a common limited partnership interest. CatchMark, through a separate wholly-owned and consolidated subsidiary, is the sole general partner of the Triple T Joint Venture.

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

CatchMark applies HLBV using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that CatchMark would receive if the Triple T Joint Venture were to liquidate all of its assets (at book value in accordance with GAAP) on that date and distribute the proceeds to the partners based on the contractually-defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is CatchMark's income or loss from the Triple T Joint Venture for the period.

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Triple T Joint Venture:
Total assets	$1,594,454	$1,607,413
Total liabilities	$749,742	$754,610
Total equity	$844,712	$852,803
CatchMark:
Carrying value of investment	$62,962	$90,450

Condensed income statement information for the Triple T Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Triple T Joint Venture:
Total revenues	$35,964	$—
Operating income	$2,522	$—
Net loss	$(4,281)	$—
CatchMark:
Equity share of net loss	$(27,488)	$—

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Triple T Joint Venture:
Net cash used in operating activities	$(5,575)	$—
Net cash used in investing activities	$(1,503)	$—
Net cash provided by financing activities	$100	$—
Net change in cash and cash equivalents	$(6,978)	$—
Cash and cash equivalents, beginning of period	$39,300	$—
Cash and cash equivalents, end of period	$32,322	$—

CatchMark's equity share of the Triple T Joint Venture's net loss determined using the HLBV method as of March 31, 2019 is calculated as follows:

(in thousands)
Triple T Joint Venture:
Total equity as of March 31, 2019		$844,712
Preferred Investors:
Equity in Triple T Joint Venture, beginning balance	$762,353
Minimum preferred return as of March 31, 2019	$19,268

Class A preferred equity as of March 31, 2019	$129
HLBV distribution as of March 31, 2019		$781,750
CatchMark:
Equity in Triple T Joint Venture as of March 31, 2019		$62,962
Equity in Triple T Joint Venture, as of January 1, 2019		$90,450
Equity share of Triple T Joint Venture's net loss		$(27,488)

Dawsonville Bluffs Joint Venture

During 2017, CatchMark formed the Dawsonville Bluffs Joint Venture with MPERS, each owns a 50% membership interest. CatchMark shares substantive participation rights with MPERS, including management selection and termination, and the approval of material operating and capital decisions and, as such, uses the equity method of accounting to record its investment. Income or loss and cash distributions are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Dawsonville Bluffs Joint Venture.

Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Dawsonville Bluffs Joint Venture:
Total assets	$10,603	$12,164
Total liabilities	$605	$575
Total equity	$9,998	$11,589
CatchMark:
Carrying value of investment	$4,999	$5,795

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Dawsonville Bluffs Joint Venture:
Total revenues	$1,413	$10,793
Net income	$357	$3,642
CatchMark:
Equity share of net income	$179	$1,821

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	As of
(in thousands)	March 31, 2019	March 31, 2018
Dawsonville Joint Venture:
Net cash provided by operating activities	$1,185	$10,084
Net cash provided by investing activities	$—	$—
Net cash used in financing activities	$(1,949)	$(4,375)
Net change in cash and cash equivalents	$(764)	$5,709
Cash and cash equivalents, beginning of period	$1,731	$5,375
Cash and cash equivalents, end of period	$967	$11,084

During the three months ended March 31, 2019 and 2018, CatchMark received cash distributions of $1.0 million and $2.2 million, respectively, from the Dawsonville Bluffs Joint Venture.

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

During the three months ended March 31, 2019 and 2018, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended March 31,
(in thousands)	2019	2018
Triple T Joint Venture (1)	$2,821	$—
Dawsonville Bluffs Joint Venture	21	36
	$2,842	$36

(1)	Includes approximately $0.1 million of reimbursements of compensation costs for the three months ended March 31, 2019.

5.    Notes Payable and Lines of Credit

As of March 31, 2019 and December 31, 2018, CatchMark had the following debt balances outstanding:

(in thousands)				Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate	Current Interest Rate (1)	March 31, 2019	December 31, 2018
Term Loan A-1	12/23/2024	LIBOR + 1.75%	4.24%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	4.40%	100,000	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	4.50%	68,619	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	4.18%	140,000	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	4.69%	70,000	70,000
Total principal balance				$478,619	$478,619
Less: net unamortized deferred financing costs				(6,176)	$(6,379)
Total				$472,443	$472,240

(1)
For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of March 31, 2019. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 - Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

2018 Amended Credit Agreement

CatchMark is party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018 (the “2018 Amended Credit Agreement”), with a syndicate of lenders, including CoBank. The 2018 Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

•	a $35.0 million five-year revolving credit facility (the “Revolving Credit Facility”);

•	a $200.0 million seven-year multi-draw term credit facility (the “Multi-Draw Term Facility”);

•	a $100.0 million ten-year term loan (the “Term Loan A-1”);

•	a $100.0 million nine-year term loan (the “Term Loan A-2”);

•	a $68.6 million ten-year term loan (the “Term Loan A-3”); and

•	a $140.0 million seven-year term loan (the "Term Loan A-4").

As of March 31, 2019, $165.0 million remained available under CatchMark's credit facilities, consisting of $130.0 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes. The Revolving Credit Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark's LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2022.

The Multi-Draw Term Facility may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, and to reimburse payments of drafts under letters of credit. The Multi-Draw Term Facility, which is interest only until its maturity date, bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark's LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2024.

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

Patronage Refunds

CatchMark is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage refund on its eligible patronage loans annually since 2015. The eligibility remains the same under the 2018 Amended Credit Agreement. Therefore, CatchMark accrues patronage refunds it expects to receive based on actual patronage refunds received as a percentage of its weighted-average eligible debt balance. For the three months ended March 31, 2019 and 2018, CatchMark accrued approximately $1.0 million and $0.7 million, respectively, as patronage refunds receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2019 and 2018, CatchMark received patronage refunds of $3.3 million and $2.7 million, respectively, on its patronage eligible borrowings. Of the total patronage refunds received in both years, 75% was received in cash and 25% was received in equity of the Patronage Banks.

As of March 31, 2019 and December 31, 2018, the following balances related to the patronage refunds program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage refunds classified as:	March 31, 2019	December 31, 2018
Accounts receivable	$957	$3,323
Prepaid expenses and other assets (1)	2,329	1,499
Total	$3,286	$4,822

(1)	Represents cumulative patronage refunds received as equity of the Patronage Banks.

Debt Covenants

The 2018 Amended Credit Agreement contains, among others, the following financial covenants:

•	limit the LTV ratio to (i) 50% at any time prior to the last day of fiscal quarter corresponding to December 1, 2021, and (ii) 45% at any time thereafter;

•	require maintenance of a FCCR of not less than 1.05:1.00;

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregated capital expenditures to 1% of the value of the timberlands during any fiscal year.

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

CatchMark was in compliance with the financial covenants of its credit agreement as of March 31, 2019.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended March 31, 2019 and 2018, CatchMark made interest payments of $5.2 million and $2.9 million, respectively, on its borrowings. No unused commitment fees were paid for the three months ended March 31, 2019 and $0.1 million of fees were paid for the same period in 2018.

As of March 31, 2019 and December 31, 2018, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 4.32% and 4.31%, respectively. After further consideration of expected patronage refunds, CatchMark's weighted-average interest rate as of March 31, 2019 and December 31, 2018 was 3.52% and 3.51%, respectively.

6.     Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of March 31, 2019, CatchMark had ten outstanding interest rate swaps with terms below:

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
					$350,000

As of March 31, 2019, CatchMark’s interest rate swaps effectively fixed the interest rate on $350.0 million of its $478.6 million variable rate debt at 4.26%, inclusive of the applicable spread. All ten interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of March 31, 2019 and December 31, 2018:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$2,425	$3,643
Interest rate swaps	Other liabilities	$(6,358)	$(3,635)

As of March 31, 2019, CatchMark estimated that approximately $0.2 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

Pursuant to the terms of its interest rate swaps, CatchMark received $42,000 during the three months ended March 31, 2019 and paid $188,000 during the three months ended March 31, 2018, each of which was included in interest expense in its consolidated statements of operations.

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

WestRock can terminate the Mahrt Timber Agreements prior to the expiration of the initial term if CatchMark replaces FRC as the forest manager without the prior written consent of WestRock, except pursuant to an internalization of the company's forestry management functions. CatchMark can terminate the Mahrt Timber Agreements if WestRock (i) ceases to operate the Mahrt mill for a period that exceeds 12 consecutive months, (ii) fails to purchase a specified tonnage of timber for two consecutive years, subject to certain limited exceptions or (iii) fails to make payments when due (and fails to cure within 30 days). In addition, either party can terminate the Mahrt Timber Agreements if the other party commits a material breach (and fails to cure within 60 days) or becomes insolvent. Further, the Mahrt Timber Agreements provide for adjustments to both parties' obligations in the event of a force majeure, which is defined to include, among other things, lightning, fires, storms, floods, infestation and other acts of God or nature.

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

Obligations under Operating Leases

CatchMark held leasehold interest in approximately 26,700 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the lease agreement, therefore, a lease of biological assets, which is excluded from the scope of ASC 842.

As of March 31, 2019, CatchMark had the following future lease payments under its LTC Lease:

(in thousands)	Required Payments
2019	$510
2020	510
2021	510
2022	452
$1,982

See Note 2 - Summary of Significant Accounting Policies for information on CatchMark's office lease, which is within the scope of ASC 842.

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

8.     Stock-based Compensation

Stock-based Compensation - Employees

During the three months ended March 31, 2019, CatchMark issued 131,500 shares of service-based restricted stock grants to certain non-executive employees, vesting over a four-year period. The fair value of serviced-based restricted stock grants was determined by the closing price of CatchMark's common stock on the grant date.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the three months ended March 31, 2019 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	300,395	$10.60
Granted	131,500	$9.34
Vested	(83,817)	$11.37
Forfeited	(1,312)	$9.53
Unvested at March 31, 2019	346,766	$9.94

On January 22, 2019, the compensation committee of the board of directors determined that, based on a set of pre-determined performance metrics between January 1, 2016 and December 31, 2018, 80,366 RSUs issued to CatchMark's executive officers in May 2016 were forfeited. No RSUs remained outstanding as of March 31, 2019.

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months ended March 31, 2019 and 2018 is presented below:

(in thousands)	Three Months Ended March 31,
Stock-based Compensation Expense classified as:	2019	2018
General and administrative expenses	$571	$516
Forestry management expenses	88	249
Total	$659	$765

As of March 31, 2019, approximately $3.9 million of unrecognized compensation expense related to unvested restricted stock and LTIP units remained and will be recognized over a weighted-average period of 2.7 years.

9.     Segment Information

As of March 31, 2019, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures is reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

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

The following table presents operating revenues by reportable segment:

	Three Months Ended March 31,
(in thousands)	2019	2018
Harvest	$17,641	$19,816
Real Estate	2,090	4,252
Investment Management	2,842	36
Total	$22,573	$24,104

The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(in thousands)	2019	2018
Harvest	$7,260	$8,140
Real Estate	1,957	3,961
Investment Management	3,415	5,113
Non-allocated / Corporate EBITDA	(2,470)	$(2,319)
Total	$10,162	$14,895

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

	Three Months Ended March 31,
(in thousands)	2019	2018
Adjusted EBITDA	$10,162	$14,895
Subtract:
Depletion	5,268	7,062
Basis of timberland sold, lease terminations and other (1)	1,807	2,856
Amortization (2)	458	1,725
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (3)	395	3,256
HLBV loss from unconsolidated joint venture (4)	27,488	—
Stock-based compensation expense	659	765
Interest expense (2)	4,372	2,581
Other (5)	110	35
Net loss	$(30,395)	$(3,385)

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

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

10.     Subsequent Event

Dividend Declaration

On May 2, 2019, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on May 31, 2019, payable on June 14, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview

We primarily engage in the acquisition, ownership, management, and disposition of timberland properties located in the United States. We generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as asset management fees and rent from hunting and recreational leases. When and where we believe appropriate, we also generate income and cash flow from timberland sales. In addition to current income, we expect to realize long-term returns from the biological growth of our standing timber inventory.

We strive to deliver superior, consistent, predictable per-share cash flow growth from disciplined acquisitions, active management, sustainable harvest, and well-timed real estate sales. We intend to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality timberlands, as well as opportunistic land sales and asset management fees to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that increase the biological growth of our forests.

We also seek to create additional value by entering into joint ventures with long-term, institutional equity partners to opportunistically acquire, own, and manage timberland properties that fit our core investment strategy. In April 2017, we entered into our first joint venture, the Dawsonville Bluffs Joint Venture. In July 2018, we entered into the Triple T Joint Venture with a consortium of institutional investors. Our joint venture platform drives growth through a fee-based management business that leverages our scale and timberland management efficiencies.

Timberland Portfolio

As of March 31, 2019, we wholly owned interests in approximately 458,700 acres of high-quality industrial timberland in the U.S. South and Pacific Northwest, consisting of approximately 432,000 acres of fee timberlands and approximately 26,700 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our Southern timberlands consisted of approximately 72% pine plantations by acreage and 50% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 83% sawtimber by volume. Our leased timberlands include approximately 26,700 acres under one long-term lease expiring in 2022, which we refer to as the long-term contract or the LTC lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of March 31, 2019 (1)	Fee	Lease	Total
South
Alabama	72,400	1,800	74,200
Florida	2,000	—	2,000
Georgia	261,300	24,900	286,200
North Carolina	200	—	200
South Carolina	77,700	—	77,700
Tennessee	300	—	300
	413,900	26,700	440,600
Pacific Northwest
Oregon	18,100	—	18,100
Total	432,000	26,700	458,700
(1) Represents wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.

As of March 31, 2019, our wholly-owned timber inventory consisted of an estimated 19.2 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory: (1)	Fee	Lease	Total
Pulpwood	8.9	0.5	9.4
Sawtimber (2)	9.4	0.4	9.8
Total	18.3	0.9	19.2

(1)	Merchantable timber inventory does not include current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.

(2)	Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of March 31, 2019 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of March 31, 2019
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6% (1)
Acreage owned by the joint venture	4,400	1,099,500
Merchantable timber inventory (million tons)	0.3 (3)	42.1 (2)
Location	Georgia	Texas

(1)	Represents our share of total partner capital contributions.

(2)	The Triple T Joint Venture considers inventory to be merchantable at age 12. Merchantable timber inventory does not include current year growth.

(3)	Merchantable timber inventory does not include current year growth.

Segment Information

We have three reportable segments: Harvest, Real Estate and Investment Management. Our Harvest segment includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Our Real Estate segment includes timberland sales, cost of timberland sales and large dispositions. Our Investment Management segment includes investments in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. For additional information, see Note 9 - Segment Information to our accompanying consolidated financial statements.

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2019, WestRock is required to purchase a minimum of 374,800 tons of timber under the Mahrt Timber Agreements. For the three months ended March 31, 2019, WestRock purchased approximately 91,800 tons under the Mahrt Timber Agreements, which contributed approximately 12% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 – Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition in 2016. For full year 2019, IP is required to purchase a minimum of 99,000 tons of pulpwood under the Carolinas Supply Agreement. During the three months ended March 31, 2019, we sold approximately 35,400 tons under the Carolinas Supply Agreement, which contributed approximately 6% of our net timber sales revenue.

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

2018 Amended Credit Agreement

We are party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018 (the "2018 Amended Credit Agreement") with a syndicate of lenders, including CoBank. The 2018 Amended Credit Agreement provides for borrowings consisting of the following:

•	a $35.0 million five-year revolving credit facility (the “Revolving Credit Facility”);

•	a $200.0 million seven-year multi-draw term credit facility (the “Multi-Draw Term Facility”);

•	a $100.0 million ten-year term loan (the “Term Loan A-1”);

•	a $100.0 million nine-year term loan (the “Term Loan A-2”);

•	a $68.6 million ten-year term loan (the “Term Loan A-3”); and

•	a $140.0 million seven-year term loan (the "Term Loan A-4").

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

The table below presents the details of each credit facility under the 2018 Amended Credit Agreement as of March 31, 2019:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee	Total Availability	Outstanding Balance	Remaining Availability
Revolving Credit Facility	12/1/2022	LIBOR + 2.20%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	0.35%	200,000	70,000	130,000
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	$—
Total				$643,619	$478,619	$165,000
(1) The applicable LIBOR margin on the Revolving Credit Facility and the Multi-Draw Term Facility ranges from a base rate plus between 0.50% to 1.20% or a LIBOR rate plus 1.50% to 2.20%, depending on the LTV ratio. The unused commitment fee rates also depend on the LTV ratio.

Patronage Refunds

We are eligible to receive annual patronage refunds from our lenders under the 2018 Amended Credit Agreement. The annual patronage refund depends on the weighted-average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the Patronage Banks. In March 2019, we received a patronage refund of $3.3 million on our borrowings under the eligible patronage loans that were outstanding during 2018. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' board of directors. For the three months ended March 31, 2019, we have accrued $1.0 million of patronage refunds receivable for 2019, approximately 75% of which is expected to be received in cash in March 2020.

Interest Rate Swaps

As of March 31, 2019, we had ten outstanding interest rate swaps. Our interest rate swaps effectively fixed the interest rate on $350.0 million of our $478.6 million variable rate debt at 4.26%. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Debt Covenants

The 2018 Amended Credit Agreement contains, among others, the following financial covenants which:

•	limit the LTV ratio to (i) 50% at any time prior to the last day of fiscal quarter corresponding to December 1, 2021, and (ii) 45% at any time thereafter;

•	require maintenance of a FCCR of not less than 1.05:1.00;

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the 2018 Amended Credit Agreement as of March 31, 2019.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the three months ended March 31, 2019, we repurchased 136,178 shares of our common stock at an average price of $7.34 per share for a total of approximately $1.0 million under the SRP.
All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of March 31, 2019, we had 49.1 million shares of common stock outstanding and may repurchase up to an additional $17.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2019 was $5.2 million, a $5.7 million decrease from the three months ended March 31, 2018. Cash provided by operating activities consisted primarily of receipts from customers for timber and timberland sales, asset management fees, and distributions from the Dawsonville Bluffs Joint Venture, reduced by payments for operating costs, general and administrative expenses, and interest expense. The decrease was primarily due to a $2.0 million decrease in net timberland sales, a $2.0 million decrease in operating distributions from the Dawsonville Bluffs Joint Venture, a $2.0 million increase in cash paid for interest on variable rate debt net of cash received on the interest rate swaps, a $0.9 million decrease in net timber sales, a $1.6 million decrease in working capital, offset by a $2.8 million increase in asset management fees earned from the Triple T Joint Venture.

Net cash used in investing activities for the three months ended March 31, 2019 was $0.5 million, which was $3.4 million less than the three months ended March 31, 2018. We did not make any direct acquisitions in the first quarter of 2019 as compared to incurring $2.3 million in pursuit of timberland investments, specifically the Triple T Joint Venture, during the prior year quarter. We incurred $0.3 million less in capital expenditures during the three months ended March 31, 2019 than in the same period of 2018 due to the timing of the reforestation expenditures.

Net cash used in financing activities for the three months ended March 31, 2019 was $8.0 million as compared to $6.8 million in the same period of 2018. We paid cash distributions of $6.6 million to our stockholders during the three months ended March 31, 2019, funded from net cash provided by operating activities and cash on-hand. We repurchased $1.0 million in shares of our common stock under the SRP using cash on-hand.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of March 31, 2019, we had a cash balance of $2.4 million and had access to $165.0 million of additional borrowing capacity under the 2018 Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber sales, timberland sales, asset management fees, distributions from unconsolidated joint ventures, proceeds from secured or unsecured financings from banks and other lenders, and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, interest expense on outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2019 had not changed materially since December 31, 2018.

Distributions

Our board of directors declares cash distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors. During the three months ended March 31, 2019, our board of directors declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 14, 2019	February 28, 2019	March 15, 2019	$0.135

For the three months ended March 31, 2019, we paid total distributions to stockholders of $6.6 million, which was funded from net cash provided by operating activities and cash on-hand.

On May 2, 2019, our board of directors declared a cash distribution of $0.135 per share of common stock for stockholders of record on May 31, 2019, payable on June 14, 2019.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes and associated depletion expense, changes to associated depletion rates, the level of timberland sales, management fees earned, varying interest expense based on the amount and cost of outstanding borrowings, and performance of our unconsolidated joint ventures.

Timber sales volumes, net timber sales prices, timberland sales, and changes in the levels and composition for the three months ended March 31, 2019 and 2018 are shown in the following table:

	Three Months Ended March 31,		Change
	2019	2018	%
Timber sales volume (tons) (1)
Pulpwood	294,525	353,697	(17)%
Sawtimber (2)	187,533	221,088	(15)%
	482,058	574,785	(16)%

Harvest Mix (1)
Pulpwood	61%	62%
Sawtimber (2)	39%	38%

Delivered % as of total volume	79%	83%
Stumpage % as of total volume	21%	17%

Net timber sales price (per ton) (1) (3)
Pulpwood	$15	$14	5%
Sawtimber (2)	$24	$23	6%

Timberland sales
Gross sales (000's)	$2,090	$4,252	(51)%
Sales volume (acres)	900	2,200	(59)%
% of fee acres	0.2%	0.5%
Sales price (per acre)	$2,236	$1,955	14%

(1)
Excludes approximately 4,800 tons harvested from the Bandon Property, which generated timber sales revenue of $0.5 million. The Bandon Property was acquired at the end of August 2018. Timber sales revenue from the Bandon Property for the three months ended March 31, 2019 accounted for less than 3% of our total timber sales revenue.

(2)	Includes chip-n-saw and sawtimber.

(3)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended March 31, 2019 and 2018.

Our first quarter timber sales revenue was 11% lower than the same quarter of 2018 due to a 15% decrease in harvest volume, as planned, offset by a 5% improvement in weighted-average stumpage prices. The decrease in harvest volume was expected and factored into our 2019 harvest plan. As a result, we remain on track to meet our full-year harvest volume target of between 2.2 million and 2.4 million tons.

Harvest volume in the South decreased due to persistent extreme wet weather. Limited supply resulting from the wet weather contributed to better pricing for our products. In the South, our first quarter 2019 net sawtimber stumpage price and net pulpwood stumpage price were 6% and 5% higher, respectively, than the first quarter of 2018.

During the quarter, we generated approximately $0.5 million in timber sales revenue from the Pacific Northwest region. Over the remainder of the year, we anticipate the Bandon Property, which was acquired at the end of August 2018, to help drive increased total harvest volume and improve our sawtimber harvest mix.

We earned $2.8 million in asset management fees during the three months ended March 31, 2019, primarily from the Triple T Joint Venture. Asset management fees are expected to contribute to year-over-year revenue growth in 2019.

Comparison of the three months ended March 31, 2019 versus the three months ended March 31, 2018

Revenues. Revenues for the three months ended March 31, 2019 were $22.6 million, $1.5 million lower than the three months ended March 31, 2018 as a result of a $2.2 million decrease in timberland sales revenue as we sold fewer acres and a $2.1 million decrease in timber sales revenue, offset by a $2.8 million increase in asset management fees primarily earned from the Triple T Joint Venture. Gross timber sales revenue decreased by $2.1 million, or 11%, due to a 15% decrease in harvest volume mitigated by a 5% increase in average per-ton gross timber sales revenue. The decrease in harvest volume was a result of wet weather and was anticipated in our 2019 harvest plan. The increase in per-ton gross timber sales revenue resulted from capturing higher sawtimber and pulpwood pricing resulting from wet weather. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

Timber sales revenue by product for the three months ended March 31, 2019 and 2018 is shown in the following table:

	Three Months Ended March 31, 2018	Changes attributable to:		Three Months Ended March 31, 2019
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$10,376	$562	$(2,206)	$8,732
Sawtimber (2)	8,277	216	(674)	7,819
	$18,653	$778	$(2,880)	$16,551

(1)	Timber sales are presented on a gross basis. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

(2)	Includes chip-n-saw and sawtimber.

(3)	Changes in timber sales revenue related to properties acquired or disposed within the last 12 months are attributed to volume changes.

Operating Expenses. Contract logging and hauling costs decreased to $7.4 million for the three months ended March 31, 2019 from $8.6 million for the three months ended March 31, 2018, a decrease of 14%, primarily as a result of a 18% decrease in delivered sales volume.

Depletion expense decreased 25% to $5.3 million for the three months ended March 31, 2019 from $7.1 million for the three months ended March 31, 2018 due to a 15% decrease in harvest volume and lower blended depletion rates. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion, while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect depletion rates of our current portfolio to decrease over time.

Cost of timberland sales decreased to $1.6 million for the three months ended March 31, 2019 from $3.1 million for the three months ended March 31, 2018 as we sold fewer acres in 2019.

General and administrative expenses increased to $3.4 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018 primarily due to a $0.3 million increase in personnel costs due to increased headcount for managing a growing business.

Other operating expenses increased to $1.6 million for the three months ended March 31, 2019 from $1.4 million for the three months ended March 31, 2018 primarily due to cost basis removed related to an expired timber lease.

Interest expense. Interest expense increased $0.4 million to $4.6 million for the three months ended March 31, 2019 due to incurring $1.8 million more in interest in the current year quarter as a result of higher weighted-average debt outstanding, offset by a $1.4 million write-off of deferred financing costs in the first quarter of 2018. Our weighted-average debt outstanding was higher in the first quarter of 2019 as result of borrowing $200.0 million in July 2018 to fund our investment in the Triple T Joint Venture.

Loss from unconsolidated joint ventures. During the three months ended March 31, 2019, we recognized a $27.5 million loss from the investment in the Triple T Joint Venture under the HLBV method of accounting. The HLBV method is commonly applied to equity investments in real estate where cash distributions vary at different points in time and are not directly linked to an investor's ownership percentage. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for additional information.

Net loss. Our net loss increased to $30.4 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018 primarily due to the $27.5 million loss from the Triple T Joint Venture. Our net loss per share for the three months ended March 31, 2019 and 2018 was $0.62 and $0.08, respectively.

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

For the three months ended March 31, 2019, Adjusted EBITDA was $10.2 million, a $4.7 million decrease from the three months ended March 31, 2018, primarily due to a $4.5 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, a $2.0 million decrease in net timberland sales, a $0.9 million decrease in net timber sales, offset by a $2.8 million increase in asset management fees.

Our reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Net loss	$(30,395)	$(3,385)
Add:
Depletion	5,268	7,062
Basis of timberland sold, lease terminations and other (1)	1,807	2,856
Amortization (2)	458	1,725
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (3)	395	3,256
HLBV loss from unconsolidated joint venture (4)	27,488	—
Stock-based compensation expense	659	765
Interest expense (2)	4,372	2,581
Other (5)	110	35
Adjusted EBITDA	$10,162	$14,895

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(2)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

(3)	Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated Dawsonville Bluffs Joint Venture.

(4)	Reflects HLBV losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(5)
Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

Application of Critical Accounting Policies

There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, the outstanding balance under the 2018 Amended Credit Agreement was $478.6 million, of which $100.0 million was outstanding under the Term Loan A-1, $100.0 million was outstanding under the Term Loan A-2, $68.6 million was outstanding under the Term Loan A-3, $140.0 million was outstanding under the Term Loan A-4, and $70.0 million was outstanding under the Multi-Draw Term Facility. The Term Loan A-1 matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, the Term Loan A-2 matures on December 1, 2026 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.90%, the Term Loan A-3 matures on December 1, 2027 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 2.0%, the Term Loan A-4 matures on August 22, 2025 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.70%, and the Multi-Draw Term Facility matures on December 1, 2024 and bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on our LTV Ratio.

As of March 31, 2019, we had ten outstanding interest rate swaps with a total notional value of $350.0 million. See Note 6— Interest Rate Swaps of our accompanying financial statements for further details on our interest rate swaps. After consideration of the interest rate swaps, $128.6 million of our total debt outstanding is subject to variable interest rates while the remaining $350.0 million is subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of March 31, 2019, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$—	$128,619	$128,619
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$350,000	$350,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	—%	4.50%	4.50%
Effectively fixed-rate debt	—%	—%	—%	—%	—%	4.26%	4.26%

As of March 31, 2019, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 4.32%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.3 million per year. The amount of variable-rate debt outstanding in the future will largely dependent upon the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	146,695	$7.42	136,178	$7.34	$17.7	million
February 1 - February 28	28,722	$9.83	—	$—	$17.7	million
March 1 - March 31	—	—	—	$—	$17.7	million
Total	175,417		136,178

(1)	See Item 2— Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital
Resources for details of our SRP .

(2)	Represents shares purchased for tax withholding purposes and shares purchased as part of our SRP.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth below and incorporated by reference herein.

Exhibit Number	Description

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

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	May 2, 2019	By:	/s/ Brian M. Davis
Brian M. Davis President and Chief Financial Officer (Principal Financial Officer)