Form 10-Q
period 2019-06-30
CatchMark Timber Trust, Inc.
filed 2019-08-01
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2019
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

Number of shares outstanding of the registrant’s common stock, as of July 31, 2019: 49,006,426 shares

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

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report include, but are not limited to our ability to deliver superior, consistent, and predictable per-share cash flow growth through disciplined acquisitions, active management, sustainable harvests, and well-timed real estate sales; our intent to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations; our focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality industrial timberlands, as well as opportunistic land sales and asset management fees; the biological growth of our forests; creating additional value through joint ventures; sales of large timberland properties to generate capital to fund capital allocation priorities; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; possible interest rate risk mitigation actions; anticipated distributions by the Dawsonville Bluffs Joint Venture (as defined herein); anticipated non-cash GAAP losses from the unconsolidated Triple T Joint Venture (as defined herein); and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture and include, but are not limited to, statements about the expected benefits of the joint venture, including anticipated harvest volume, financial and operating results and future returns to stockholders; and our plans, objectives, expectations, projections and intentions.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three months and six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$10,817	$5,614
Accounts receivable	6,491	7,355
Prepaid expenses and other assets	4,831	7,369
Operating lease right-of-use asset, less accumulated amortization of $139 as of June 30, 2019 (Note 2)	3,261	—
Deferred financing costs	288	327
Timber assets (Note 3):
Timber and timberlands, net	665,616	687,851
Intangible lease assets, less accumulated amortization of $947 and $945 as of June 30, 2019 and December 31, 2018, respectively	10	12
Investments in unconsolidated joint ventures (Note 4)	39,309	96,244
Total assets	$730,623	$804,772

Liabilities:
Accounts payable and accrued expenses	$4,992	$4,936
Operating lease liability (Note 2)	3,361	—
Other liabilities	14,646	5,940
Notes payable and lines of credit, net of deferred financing costs (Note 5)	472,631	472,240
Total liabilities	495,630	483,116

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 48,965 and 49,127 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	490	492
Additional paid-in capital	728,792	730,416
Accumulated deficit and distributions	(483,376)	(409,260)
Accumulated other comprehensive income (loss)	(10,913)	8
Total stockholders’ equity	234,993	321,656
Total liabilities and stockholders’ equity	$730,623	$804,772
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Timber sales	$16,273	$17,745	$32,824	$36,398
Timberland sales	8,224	6,834	10,314	11,086
Asset management fees	2,841	25	5,683	61
Other revenues	1,322	1,645	2,412	2,808
	28,660	26,249	51,233	50,353
Expenses:
Contract logging and hauling costs	7,153	7,959	14,509	16,541
Depletion	6,030	6,598	11,298	13,660
Cost of timberland sales	6,921	5,233	8,481	8,380
Forestry management expenses	1,592	1,422	3,326	3,252
General and administrative expenses	3,203	3,173	6,566	6,118
Land rent expense	133	176	275	337
Other operating expenses	1,629	1,445	3,273	2,841
	26,661	26,006	47,728	51,129

Other income (expense):
Interest income	32	96	62	160
Interest expense	(4,709)	(2,553)	(9,331)	(6,804)
Gain on large dispositions	764	—	764	—
	(3,913)	(2,457)	(8,505)	(6,644)

Loss before unconsolidated joint ventures	(1,914)	(2,214)	(5,000)	(7,420)
Income (loss) from unconsolidated joint ventures (Note 4)	(28,651)	709	(55,960)	2,530
Net loss	$(30,565)	$(1,505)	$(60,960)	$(4,890)

Weighted-average common shares outstanding - basic and diluted	49,076	49,104	49,069	46,755

Net loss per share - basic and diluted	$(0.62)	$(0.03)	$(1.24)	$(0.10)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(30,565)	$(1,505)	$(60,960)	$(4,890)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	(6,980)	1,520	(10,921)	3,451
Comprehensive income (loss)	$(37,545)	$15	$(71,881)	$(1,439)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	92	1	292	—	—	293
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,578)	—	(6,578)
Repurchase of common stock	(136)	(1)	(1,003)			(1,004)
Net loss	—	—	—	(30,395)	—	(30,395)
Other comprehensive loss	—	—	—	—	(3,941)	(3,941)
Balance, March 31, 2019	49,083	$492	$729,705	$(446,233)	$(3,933)	$280,031
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	17	—	490	—	—	490
Dividends to common stockholders ($0.135 per share)				(6,578)	—	(6,578)
Repurchase of common stock	(135)	(2)	(1,403)	—	—	(1,405)
Net loss	—	—	—	(30,565)	—	(30,565)
Other comprehensive loss	—	—	—	—	(6,980)	(6,980)
Balance, June 30, 2019	48,965	$490	$728,792	$(483,376)	$(10,913)	$234,993

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	43,425	$434	$661,222	$(261,652)	$2,376	$402,380
Common stock issued pursuant to:
Equity Offering	5,750	58	72,392	—	—	72,450
LTIP, net of forfeitures and amounts withheld for income taxes	(46)	(1)	(85)	—	—	(86)
Stock issuance cost	—	—	(3,490)	—	—	(3,490)
Dividends to common stockholders ($0.135 per share)	—	—	—	(5,815)	—	(5,815)
Net loss	—	—	—	(3,385)		(3,385)
Other comprehensive income	—	—	—	—	1,931	1,931
Balance, March 31, 2018	49,129	$491	$730,039	$(270,852)	$4,307	$463,985
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	(6)	—	422	—	—	422
Stock issuance cost	—	—	(100)	—	—	(100)
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,597)	—	(6,597)
Net loss	—	—	—	(1,505)	—	(1,505)
Other comprehensive income	—	—	—		1,520	1,520
Balance, June 30, 2018	49,123	$491	$730,361	$(278,954)	$5,827	$457,725

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(60,960)	$(4,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	11,298	13,660
Basis of timberland sold, lease terminations and other	8,475	7,788
Stock-based compensation expense	1,149	1,561
Noncash interest expense	564	1,933
Other amortization	123	106
Loss (income) from unconsolidated joint ventures	55,960	(2,530)
Operating distributions from unconsolidated joint ventures	128	3,668
Gain on large dispositions	(764)	—
Changes in assets and liabilities:
Accounts receivable	35	412
Prepaid expenses and other assets	641	(3,453)
Accounts payable and accrued expenses	91	396
Other liabilities	465	1,672
Net cash provided by operating activities	17,205	20,323

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	—	(33,597)
Capital expenditures (excluding timberland acquisitions)	(2,197)	(2,117)
Distributions from unconsolidated joint ventures	847	3,562
Net proceeds from large dispositions	5,311	—
Net cash provided by (used in) investing activities	3,961	(32,152)

Cash Flows from Financing Activities:
Repayment of notes payable	—	(69,000)
Proceeds from note payable	—	30,000
Financing costs paid	(33)	(103)
Issuance of common stock	—	72,450
Other offering costs paid	—	(3,590)
Dividends paid to common stockholders	(13,156)	(12,412)
Repurchase of common shares under the share repurchase program	(2,409)	—
Repurchase of common shares for minimum tax withholdings	(365)	(1,225)
Net cash provided by (used in) financing activities	(15,963)	16,120
Net change in cash and cash equivalents	5,203	4,291
Cash and cash equivalents, beginning of period	5,614	7,805
Cash and cash equivalents, end of period	$10,817	$12,096

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019 (unaudited)

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of CatchMark have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of results for a full year.

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

CatchMark adopted ASC 842 effective January 1, 2019 using the modified retrospective approach with the cumulative effect of the application recognized at the effective date. CatchMark elected the package of practical expedients, including the option to account for each separate lease component of a contract and its associated non-lease component as a single lease component, thus causing all fixed payments to be capitalized; and the practical expedient, which among other things, allows CatchMark to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the operating lease ROU asset or liability. These are expensed as incurred and recorded as variable lease expense. Management identified and evaluated all of its in-place leases, subleases, and contracts with a lease component, and determined that its office lease is the only lease within the scope of ASC 842. CatchMark elected the practical expedient to not apply the recognition requirements of ASC 842 to its short-term leases. CatchMark determined its long-term timber lease to be a lease of biological assets, a scope exception to ASC 842. Long-term timber lease expense is reported as land rent expense on CatchMark's consolidated statements of operations. See Note 7 — Commitments and Contingencies, Obligations under Operating Leases for additional information on the long-term timber lease. Additionally, CatchMark determined that its hunting and recreational leases do not qualify as leases under ASC 842. See Note 2 — Summary of Significant Accounting Policies and Note 11 — Recreational Leases to CatchMark’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on its hunting and recreational leases.

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease ROU asset and an operating lease liability of approximately $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded approximately $13,000 and $100,000 of amortization expense related to the operating lease ROU asset and the operating lease liability, respectively, for the three months and six months ended June 30, 2019, which was included in general and administrative expenses on its consolidated statement of operations and in other amortization on its consolidated statement of cash flows. For the three months and six months ended June 30, 2019, CatchMark paid $95,000 and $117,000, respectively, in cash for its office lease. The adoption of ASC 842 did not result in a cumulative-effect adjustment to CatchMark's retained earnings, as its office lease commenced in January 2019.

CatchMark had the following future annual payments for its operating lease as of June 30, 2019 and December 31, 2018:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Required payments
2019	$195	$312
2020	397	397
2021	412	412
2022	424	424
2023	435	435
2024	447	447
Thereafter	1,873	1,873
	$4,183	$4,300
Less: imputed interest	(822)
Operating lease liability	$3,361

Remaining lease term (Years)	9.4
Discount rate	4.58%

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation. Within revenues on the accompanying statements of operations, asset management fees in the amount of $25,000 and $61,000, for the three months and six months ended June 30, 2018, have been reclassified from other revenues to asset management fees.

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

3.     Timber Assets

As of June 30, 2019 and December 31, 2018, timber and timberlands consisted of the following, respectively:

	As of June 30, 2019
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$317,079	$11,298	$305,781
Timberlands	359,527	—	359,527
Mainline roads	1,001	693	308
Timber and timberlands	$677,607	$11,991	$665,616

	As of December 31, 2018
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$345,972	$25,912	$320,060
Timberlands	367,488	—	367,488
Mainline roads	954	651	303
Timber and timberlands	$714,414	$26,563	$687,851

Timberland Sales

During the three months ended June 30, 2019 and 2018, CatchMark sold approximately 4,000 and 3,100 acres of timberland for $8.2 million and $6.8 million, respectively. CatchMark's cost basis in the timberland sold was $6.5 million and $4.8 million, respectively.

During the six months ended June 30, 2019 and 2018, CatchMark sold approximately 4,900 and 5,300 acres of timberland for $10.3 million and $11.1 million, respectively. CatchMark's cost basis in the timberland sold was $8.0 million and $7.7 million, respectively.

Large Dispositions

On June 28, 2019, CatchMark completed the sale of approximately 3,600 acres of its wholly-owned timberlands located in Georgia for approximately $5.5 million. CatchMark's total cost basis was approximately $4.5 million. Net proceeds of $5.3 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility on July 1, 2019.

Timberland sales and large dispositions acreage by state is listed below:

	Six Months Ended June 30,
Acres Sold In:	2019	2018
Alabama	600	800
Georgia	4,600	1,700
Louisiana	—	200
North Carolina	500	100
South Carolina	2,800	2,400
Texas	—	100
Total	8,500	5,300

Current Timberland Portfolio

As of June 30, 2019, CatchMark directly owned interests in approximately 450,700 acres of timberlands in the U.S. South and Pacific Northwest, approximately 424,400 acres of which were fee-simple interests and approximately 26,300 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of June 30, 2019 (1)	Fee	Lease	Total
South
Alabama	72,300	1,800	74,100
Florida	2,000	—	2,000
Georgia	256,700	24,500	281,200
North Carolina	100	—	100
South Carolina	74,900	—	74,900
Tennessee	300	—	300
	406,300	26,300	432,600
Pacific Northwest
Oregon	18,100	—	18,100
Total	424,400	26,300	450,700

(1)	Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4. Unconsolidated Joint Ventures

As of June 30, 2019, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of June 30, 2019
	Dawsonville Bluffs Joint Venture		Triple T Joint Venture
Ownership percentage	50.0%		21.6%	(1)
Acreage owned by the joint venture	4,400		1,095,300
Merchantable timber inventory (million tons)	0.3	(2)	41.2	(2)
Location	Georgia		Texas

(1)	Represents our share of total partner capital contributions.

(2)	Merchantable timber inventory does not include current year growth.

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

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Triple T Joint Venture:
Total assets	$1,596,530	$1,607,413
Total liabilities	$760,941	$754,610
Total equity	$835,589	$852,803
CatchMark:
Carrying value of investment	$34,362	$90,450

Condensed income statement information for the Triple T Joint Venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Triple T Joint Venture:
Total revenues	$43,978	$—	$79,941	$—
Operating income	$5,426	$—	$7,948	$—
Net loss	$(1,586)	$—	$(5,867)	$—
CatchMark:
Equity share of net loss	$(28,600)	$—	$(56,088)	$—

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Triple T Joint Venture:
Net cash provided by operating activities	$8,544	$—
Net cash used in investing activities	$(2,041)	$—
Net cash provided by financing activities	$91	$—
Net change in cash and cash equivalents	$6,594	$—
Cash and cash equivalents, beginning of period	$39,300	$—
Cash and cash equivalents, end of period	$45,894	$—

CatchMark's equity share of the Triple T Joint Venture's net loss determined using the HLBV method as of June 30, 2019 is calculated as follows:

(in thousands)
Triple T Joint Venture:
Total equity as of June 30, 2019		$835,589
Preferred Investors:
Equity in Triple T Joint Venture as of January 1, 2019	$762,353
Minimum preferred return as of June 30, 2019	$38,749

Class A preferred equity as of June 30, 2019	$125
HLBV distribution as of June 30, 2019		$801,227
CatchMark:
Equity in Triple T Joint Venture as of June 30, 2019		$34,362
Equity in Triple T Joint Venture, as of January 1, 2019		$90,450
Equity share of Triple T Joint Venture's net loss		$(56,088)

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

Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Dawsonville Bluffs Joint Venture:
Total assets	$10,515	$12,164
Total liabilities	$620	$575
Total equity	$9,895	$11,589
CatchMark:
Carrying value of investment	$4,947	$5,795

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Dawsonville Bluffs Joint Venture:
Total revenues	$7	$2,821	$1,420	$13,614
Net income (loss)	$(102)	$1,417	$255	$5,059
CatchMark:
Equity share of net income (loss)	$(51)	$709	$128	$2,530

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Dawsonville Joint Venture:
Net cash provided by operating activities	$1,252	$12,657
Net cash provided by investing activities	$—	$—
Net cash used in financing activities	$(1,949)	$(14,460)
Net change in cash and cash equivalents	$(697)	$(1,803)
Cash and cash equivalents, beginning of period	$1,731	$5,375
Cash and cash equivalents, end of period	$1,034	$3,572

For the six months ended June 30, 2019 and 2018, CatchMark received cash distributions of $1.0 million and $7.2 million, respectively, from the Dawsonville Bluffs Joint Venture. See Note 10 — Subsequent Events for information on a disposition closed subsequent to June 30, 2019.

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

During the three months and six months ended June 30, 2019 and 2018, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Triple T Joint Venture (1)	$2,822	$—	$5,643	$—
Dawsonville Bluffs Joint Venture	19	25	40	61
	$2,841	$25	$5,683	$61

(1)	Includes approximately $0.1 million and $0.2 million of reimbursements of compensation costs for the three months and six months ended June 30, 2019, respectively.

5.    Notes Payable and Lines of Credit

As of June 30, 2019 and December 31, 2018, CatchMark had the following debt balances outstanding:

(in thousands)				Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate	Current Interest Rate (1)	June 30, 2019	December 31, 2018
Term Loan A-1	12/23/2024	LIBOR + 1.75%	4.15%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	4.30%	100,000	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	4.40%	68,619	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	4.12%	140,000	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	4.61%	70,000	70,000
Total principal balance				$478,619	$478,619
Less: net unamortized deferred financing costs				(5,988)	$(6,379)
Total				$472,631	$472,240

(1)
For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of June 30, 2019. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

Amended Credit Agreement

CatchMark is party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018 and June 28, 2019 (the “Amended Credit Agreement”), with a syndicate of lenders, including CoBank. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

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

As of June 30, 2019, $165.0 million remained available under CatchMark's credit facilities, consisting of $130.0 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

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

Patronage Refunds

CatchMark is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage refund on its eligible patronage loans annually since 2015. The eligibility remains the same under the Amended Credit Agreement. Therefore, CatchMark accrues patronage refunds it expects to receive based on actual patronage refunds received as a percentage of its weighted-average eligible debt balance. For the three months ended June 30, 2019 and 2018, CatchMark accrued approximately $1.0 million and $0.7 million, respectively, as patronage refunds receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations. For the six months ended June 30, 2019 and 2018, CatchMark accrued approximately $1.9 million and $1.2 million, respectively, as patronage refunds receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2019 and 2018, CatchMark received patronage refunds of $3.3 million and $2.7 million, respectively, on its patronage eligible borrowings. Of the total patronage refunds received in both years, 75% was received in cash and 25% was received in equity of the Patronage Banks.

As of June 30, 2019 and December 31, 2018, the following balances related to the patronage refunds program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage refunds classified as:	June 30, 2019	December 31, 2018
Accounts receivable	$1,925	$3,323
Prepaid expenses and other assets (1)	2,329	1,499
Total	$4,254	$4,822

(1)	Represents cumulative patronage refunds received as equity of the Patronage Banks.

Debt Covenants

The Amended Credit Agreement contains, among others, the following financial covenants:

•	limit the LTV ratio to (i) 50% at any time prior to the last day of fiscal quarter corresponding to December 1, 2021, and (ii) 45% at any time thereafter;

•	require maintenance of a FCCR of not less than 1.05:1.00;

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregated capital expenditures to 1% of the value of the timberlands during any fiscal year.

The Amended Credit Agreement permits CatchMark to declare, set aside funds for, or pay dividends, distributions, or other payments to stockholders so long as it is not in default under the credit agreement and its minimum liquidity balance, after giving effect to the payment, is at least $25 million. However, if CatchMark has suffered a bankruptcy event or a change of control, the credit agreement prohibits CatchMark from declaring, setting aside, or paying any dividend, distribution, or other payment other than as required to maintain its REIT qualification. The Amended Credit Agreement also subjects CatchMark to mandatory prepayment from proceeds generated from dispositions of timberlands or lease terminations, which may have the effect of limiting its ability to make distributions to stockholders under certain circumstances.

CatchMark was in compliance with the financial covenants of its credit agreement as of June 30, 2019.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended June 30, 2019 and 2018, CatchMark made interest payments of $5.3 million and $2.7 million, respectively, on its borrowings. Included in the interest payments for the three months ended June 30, 2019 was unused commitment fees of $0.1 million. No unused commitment fees were paid during the second quarter of 2018.

During the six months ended June 30, 2019 and 2018, CatchMark made interest payment of $10.5 million and $5.6 million, respectively, on its borrowings. Included in the interest payments for the six months ended June 30, 2019 and 2018 were unused commitment fees of $0.1 million and $0.1 million, respectively.

As of June 30, 2019 and December 31, 2018, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 4.30% and 4.31%, respectively. After further consideration of expected patronage refunds, CatchMark's weighted-average interest rate as of June 30, 2019 and December 31, 2018 was 3.50% and 3.51%, respectively.

6.     Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of June 30, 2019, CatchMark had ten outstanding interest rate swaps with terms below:

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
					$350,000

As of June 30, 2019, CatchMark’s interest rate swaps effectively fixed the interest rate on $350.0 million of its $478.6 million variable rate debt at 4.26%, inclusive of the applicable spread. All ten interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of June 30, 2019 and December 31, 2018:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$894	$3,643
Interest rate swaps	Other liabilities	$(11,807)	$(3,635)

As of June 30, 2019, CatchMark estimated that approximately $2.2 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

Pursuant to the terms of its interest rate swaps, CatchMark received $20,600 and $62,800 during the three months and six months ended June 30, 2019, respectively. For the three months and six months ended June 30, 2018, CatchMark paid $0.1 million and $0.3 million, respectively. All amounts were included in interest expense in the consolidated statements of operations.

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

Obligations under Operating Leases

CatchMark held leasehold interest in approximately 26,300 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the lease agreement, therefore, a lease of biological assets, which is excluded from the scope of ASC 842.

As of June 30, 2019, CatchMark had the following future lease payments under its LTC Lease:

(in thousands)	Required Payments
2019	$37
2020	504
2021	504
2022	449
$1,494

See Note 2 — Summary of Significant Accounting Policies for information on CatchMark's office lease, which is within the scope of ASC 842.

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

8.     Stock-based Compensation

Stock-based Compensation - Independent Directors

On June 28, 2019, pursuant to the Amended and Restated Independent Directors' Compensation Plan (a sub-plan of CatchMark's LTIP), CatchMark issued the annual equity-based grants to its independent directors. Each independent director received a grant with a fair value of $70,000, which will vest on the date of CatchMark's 2020 annual meeting of stockholders. At their elections, three independent directors each received 6,699 shares of CatchMark's restricted stock and the remaining three independent directors each received 6,699 units of a class of limited partnership interests (the "LTIP Units") in CatchMark Timber OP. The LTIP Units are structured to qualify as "profits interests" for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into CatchMark Timber OP's common units. Aggregate grant date fair value of $0.4 million will be amortized over the one-year vesting period within general and administrative expenses. See Note 8 — Noncontrolling Interest in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on LTIP Units.

Stock-based Compensation - Employees

During the three months ended June 30, 2019, CatchMark did not issue any shares of service-based restricted stock to its employees. During the six months ended June 30, 2019, CatchMark issued 131,500 shares of service-based restricted stock to certain non-executive employees, vesting over a four-year period. The fair value of serviced-based restricted stock grants was determined by the closing price of CatchMark's common stock on the grant date.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the six months ended June 30, 2019 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	300,395	$10.60
Granted	131,500	$9.34
Vested	(83,817)	$11.37
Forfeited	(5,062)	$10.85
Unvested at June 30, 2019	343,016	$9.93

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months and six months ended June 30, 2019 and 2018 is presented below:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based Compensation Expense classified as:	2019	2018	2019	2018
General and administrative expenses	$463	$758	$1,034	$1,274
Forestry management expenses	27	38	115	287
Total	$490	$796	$1,149	$1,561

As of June 30, 2019, approximately $3.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units remained and will be recognized over a weighted-average period of 2.3 years.

9.     Segment Information

As of June 30, 2019, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures is reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

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

The following table presents operating revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Harvest	$17,595	$19,390	$35,236	$39,206
Real Estate	8,224	6,834	10,314	11,086
Investment Management	2,841	25	5,683	61
Total	$28,660	$26,249	$51,233	$50,353

The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Harvest	$7,285	$8,564	$14,545	$16,704
Real Estate	7,828	6,435	9,785	10,396
Investment Management	2,790	1,324	6,205	6,437
Non-allocated / Corporate EBITDA	(2,816)	(2,308)	$(5,286)	$(4,627)
Total	$15,087	$14,015	$25,249	$28,910

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Adjusted EBITDA	$15,087	$14,015	$25,249	$28,910
Subtract:
Depletion	6,030	6,598	11,298	13,660
Basis of timberland sold, lease terminations and other (1)	6,668	4,932	8,475	7,788
Amortization (2)	229	314	687	2,039
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (3)	—	590	395	3,846
HLBV loss from unconsolidated joint venture (4)	28,600	—	56,088	—
Stock-based compensation expense	490	796	1,149	1,561
Interest expense (2)	4,395	2,290	8,767	4,871
Gain on large dispositions (5)	(764)	—	(764)	—
Other (6)	4	—	114	35
Net loss	$(30,565)	$(1,505)	$(60,960)	$(4,890)

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

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

(5)
Large dispositions are sales of large blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions are typically larger transactions in acreage and gross sales price than recurring HBU sales and are not part of core operations, are infrequent in nature and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.

(6)
Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

10.     Subsequent Events

Large Dispositions

On July 26, 2019, CatchMark completed the disposition of approximately 10,800 acres of its wholly-owned timberlands located in Georgia and Alabama for approximately $19.9 million. CatchMark used $14.8 million of the net proceeds to pay down outstanding debt on the Multi-Draw Term Facility on August 1, 2019 and the remaining $5.0 million is expected to be used to fund general corporate purposes, including share repurchases.

Dawsonville Bluffs Joint Venture Timberland Disposition

On July 15, 2019, the Dawsonville Bluffs Joint Venture completed the disposition of substantially all of its remaining 4,400 acres of timberlands for approximately $8.7 million. CatchMark received an approximately $4.4 million cash distribution from the Dawsonville Bluffs Joint Venture on August 1, 2019, a portion of which represents an incentive-based promote for exceeding investment hurdles.

Debt Repayments

In addition to the $14.8 million debt repayment discussed above, on July 1, 2019, CatchMark repaid $5.3 million of its outstanding debt balance on the Multi-Draw Term Facility with net proceeds received from the large disposition closed on June 28, 2019.

Dividend Declaration

On August 1, 2019, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on, August 30, 2019, payable on September 13, 2019.

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

Overview

We primarily engage in the acquisition, ownership, management, and disposition of timberland properties located in the United States. We seek to generate recurring income and cash flow from the harvest and sale of timber, as well as from non-timber related revenue sources, such as asset management fees and rent from hunting and recreational leases. When and where we believe appropriate, we also seek to generate income and cash flow from timberland sales. In addition to current income, we expect to realize long-term returns from the biological growth of our standing timber inventory.

We strive to deliver superior, consistent, predictable per-share cash flow growth from disciplined acquisitions, active management, sustainable harvest, and well-timed real estate sales. We intend to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality timberlands, as well as opportunistic land sales and asset management fees to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that improve the biological growth of our forests.

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

Large Dispositions

Over the last year, we have undertaken a capital recycling program whereby we sell large blocks of timberland properties to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. Such large dispositions are not part of core operations, are infrequent in nature and may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.

On June 28, 2019, we completed the disposition of 3,600 acres of our wholly-owned timberlands in Georgia for approximately $5.5 million. We used the net proceeds of $5.3 million to pay down our outstanding debt.

On July 26, 2019, we completed the disposition of approximately 10,800 acres of our wholly-owned timberlands located in Georgia and Alabama for approximately $19.9 million. We used $14.8 million of the net proceeds to pay down our outstanding debt and plan to use the remaining to support working capital needs, including share repurchases.

Dawsonville Bluffs Joint Venture

On July 15, 2019, the Dawsonville Bluffs Joint Venture completed the disposition of substantially all of its remaining 4,400 acres of timberlands for approximately $8.7 million. We received an approximately $4.4 million cash distribution from the Dawsonville Bluffs Joint Venture during the third quarter of 2019, a portion of which is expected to represent an incentive-based promote for exceeding investment hurdles.

Timberland Portfolio

As of June 30, 2019, we wholly owned interests in approximately 450,700 acres of high-quality industrial timberland in the U.S. South and Pacific Northwest, consisting of approximately 424,400 acres of fee timberlands and approximately 26,300 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our Southern timberlands consisted of approximately 72% pine plantations by acreage and 50% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 82% sawtimber by volume. Our leased timberlands include approximately 26,300 acres under one long-term lease expiring in 2022, which we refer to as the long-term contract or the LTC lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of June 30, 2019 (1)	Fee	Lease	Total
South
Alabama	72,300	1,800	74,100
Florida	2,000	—	2,000
Georgia	256,700	24,500	281,200
North Carolina	100	—	100
South Carolina	74,900	—	74,900
Tennessee	300	—	300
	406,300	26,300	432,600
Pacific Northwest
Oregon	18,100	—	18,100
Total	424,400	26,300	450,700
(1) Represents wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.

As of June 30, 2019, our wholly-owned timber inventory consisted of an estimated 18.5 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory: (1)	Fee	Lease	Total
Pulpwood	8.5	0.5	9.0
Sawtimber (2)	9.1	0.4	9.5
Total	17.6	0.9	18.5

(1)	Merchantable timber inventory does not include current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.

(2)	Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of June 30, 2019 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of June 30, 2019
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6% (1)
Acreage owned by the joint venture	4,400	1,095,300
Merchantable timber inventory (million tons)	0.3 (2)	41.2 (2)
Location	Georgia	Texas

(1)	Represents our share of total partner capital contributions.

(2)	Merchantable timber inventory does not include current year growth.

Segment Information

We have three reportable segments: Harvest, Real Estate and Investment Management. Our Harvest segment includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Our Real Estate segment includes timberland sales, cost of timberland sales and large dispositions. Our Investment Management segment includes investments in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. For additional information, see Note 9 — Segment Information to our accompanying consolidated financial statements.

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2019, WestRock is required to purchase a minimum of 374,800 tons of timber under the Mahrt Timber Agreements. For the six months ended June 30, 2019, WestRock purchased approximately 207,000 tons under the Mahrt Timber Agreements, which contributed approximately 14% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition in 2016. For full year 2019, IP is required to purchase a minimum of 99,000 tons of pulpwood under the Carolinas Supply Agreement. During the six months ended June 30, 2019, we sold approximately 57,300 tons under the Carolinas Supply Agreement, which contributed approximately 5% of our net timber sales revenue.

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
In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to partially fund timberland acquisitions and pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash flow from operations or existing debt availability; however, proceeds from future debt financings, and equity and debt offerings may be used to fund capital expenditures, acquire new timberland properties, invest in joint ventures, and pay down existing and future borrowings. From time to time, we also sell certain large timberland properties in order to generate capital to fund capital allocation priorities, including but not limited to redeployment into more desirable timberland investments, pay down of outstanding debt or repurchase of shares of our common stock. Such large dispositions are typically larger in size and more infrequent than sales under our normal land sales program.

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

Amended Credit Agreement

We are party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018 and June 28, 2019 (the "Amended Credit Agreement") with a syndicate of lenders, including CoBank. The Amended Credit Agreement provides for borrowings consisting of the following:

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

The table below presents the details of each credit facility under the Amended Credit Agreement as of June 30, 2019:

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

Patronage Refunds

We are eligible to receive annual patronage refunds from our lenders under the Amended Credit Agreement. The annual patronage refund depends on the weighted-average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the Patronage Banks. In March 2019, we received a patronage refund of $3.3 million on our borrowings under the eligible patronage loans that were outstanding during 2018. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' board of directors. For the six months ended June 30, 2019, we have accrued $1.9 million of patronage refunds receivable for 2019, approximately 75% of which is expected to be received in cash in March 2020.

Interest Rate Swaps

As of June 30, 2019, we had ten outstanding interest rate swaps. Our interest rate swaps effectively fixed the interest rate on $350.0 million of our $478.6 million variable rate debt at 4.26%. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

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

We were in compliance with the financial covenants of the Amended Credit Agreement as of June 30, 2019.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the six months ended June 30, 2019, we repurchased 271,588 shares of our common stock at an average price of $8.84 per share for a total of approximately $2.4 million under the SRP, including transaction costs. All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of June 30, 2019, we had 49.0 million shares of common stock outstanding and may repurchase up to an additional $16.3 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2019 was $17.2 million, a $3.1 million decrease from the six months ended June 30, 2018. Cash provided by operating activities consisted primarily of receipts from customers for timber, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. Net cash provided by operating activities decreased in 2019 primarily due to a $4.6 million increase in cash paid for interest on outstanding debt, which was mainly a result of higher debt balance, net of cash received on the interest rate swaps, a $3.5 million decrease in operating distributions from the Dawsonville Bluffs Joint Venture, a $1.5 million decrease in net timber sales, a $0.6 million decrease in net timberland sales, and a $0.7 million increase in general and administrative expenses, offset by a $5.6 million increase in asset management fees earned from the Triple T Joint Venture and a $2.2 million increase in working capital.

Net cash provided by investing activities for the six months ended June 30, 2019 was $4.0 million as compared to $32.2 million used during the six months ended June 30, 2018. We did not make any direct acquisitions in the first half of 2019 as compared to making an earnest money deposit of $30.0 million for the Triple T Timberlands and option payments of $3.6 million for the Bandon Property in the second quarter of 2018. We received $5.3 million in gross proceeds from large dispositions during the first half of 2019, offsetting a $2.7 million decrease in distributions from the Dawsonville Bluffs Joint Venture.

Net cash used in financing activities for the six months ended June 30, 2019 was $16.0 million as compared to $16.1 million provided by financing activities for the six months ended June 30, 2018. We paid cash distributions of $13.2 million to our stockholders during the six months ended June 30, 2019, funded from net cash provided by operating activities. We repurchased $2.4 million in shares of our common stock under the SRP using cash on-hand. Net cash provided by financing activities for the six months ended June 30, 2018 included $69.0 million of net proceeds from our equity offering conducted in March 2018 and proceeds from borrowings used to fund the Triple T Timberlands earnest money deposit.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of June 30, 2019, we had a cash balance of $10.8 million and had access to $165.0 million of additional borrowing capacity under the 2018 Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber sales, timberland sales, large dispositions, asset management fees, distributions from unconsolidated joint ventures, proceeds from secured or unsecured financings from banks and other lenders, and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, interest expense on outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2019 has not changed materially since December 31, 2018.

Distributions

Our board of directors declares cash distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors. During the six months ended June 30, 2019, our board of directors declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 14, 2019	February 28, 2019	March 15, 2019	$0.135
May 2, 2019	May 31, 2019	June 14, 2019	$0.135

For the six months ended June 30, 2019, we paid total distributions to stockholders of $13.2 million, which was funded from net cash provided by operating activities.

On August 1, 2019, our board of directors declared a cash distribution of $0.135 per share of common stock for stockholders of record on August 30, 2019, payable on September 13, 2019.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes and associated depletion expense, changes to associated depletion rates, the level of timberland sales, management fees earned, large dispositions, varying interest expense based on the amount and cost of outstanding borrowings, and performance of our unconsolidated joint ventures.

Timber sales volumes, net timber sales prices, timberland sales, and changes in the levels and composition for the three months and six months ended June 30, 2019 and 2018 are shown in the following tables:

	Three Months Ended June 30,		Change
	2019	2018	%
Timber sales volume (tons) (1)
Pulpwood	302,788	341,870	(11)%
Sawtimber (2)	177,325	218,755	(19)%
	480,113	560,625	(14)%

Harvest Mix (1)
Pulpwood	63%	61%
Sawtimber (2)	37%	39%

Delivered % as of total volume	74%	80%
Stumpage % as of total volume	26%	20%

Net timber sales price (per ton) (1) (3)
Pulpwood	$14	$13	2%
Sawtimber (2)	$24	$24	3%

Timberland sales
Gross sales (000's)	$8,224	$6,834	20%
Sales volume (acres)	4,000	3,100	28%
% of fee acres	0.9%	0.7%
Sales price (per acre)	$2,072	$2,199	(6)%

Large Dispositions (4)
Gross sales (000's)	$5,475	$—
Sales volumes (acres)	3,600	—
Sales price (per acre)	$1,500	$—

(1)
Excludes approximately 14,500 tons harvested from the Bandon Property in the Pacific Northwest, which generated timber sales revenue of $1.2 million. The Bandon Property was acquired at the end of August 2018. Total volume harvested from the Bandon Property for the three months ended June 30, 2019 accounted for less than 3% of our total harvest volume.

(2)	Includes chip-n-saw and sawtimber.

(3)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended June 30, 2019 and 2018.

(4)
Large dispositions are sales of large blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions are typically larger transactions in acreage and gross sales price than recurring HBU sales and are not part of core operations, are infrequent in nature and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.

	Six Months Ended June 30,		Change
	2019	2018	%
Timber sales volume (tons) (1)
Pulpwood	597,313	695,566	(14)%
Sawtimber (2)	364,858	439,843	(17)%
	962,171	1,135,409	(15)%

Harvest Mix (1)
Pulpwood	62%	61%
Sawtimber (2)	38%	39%

Delivered % as of total volume	77%	82%
Stumpage % as of total volume	23%	18%

Net timber sales price (per ton) (1) (3)
Pulpwood	$14	$14	3%
Sawtimber (2)	$24	$23	4%

Timberland sales
Gross sales (000's)	$10,314	$11,086	(7)%
Sales volume (acres)	4,900	5,300	(7)%
% of fee acres	1.1%	1.1%
Sales price (per acre)	$2,103	$2,099	—%

Large dispositions (4)
Gross sales (000's)	$5,475	$—
Sales volumes (acres)	3,600	—
Sales price (per acre)	$1,500	$—

(1)
Excludes approximately 19,300 tons harvested from the Bandon Property in the Pacific Northwest, which generated timber sales revenue of $1.7 million. The Bandon Property was acquired at the end of August 2018. Total volume harvested from the Bandon Property for the six months ended June 30, 2019 accounted for less than 2% of our total harvest volume.

(2)	Includes chip-n-saw and sawtimber.

(3)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the six months ended June 30, 2019 and 2018.

(4)
Large dispositions are sales of large blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions are typically larger transactions in acreage and gross sales price than recurring HBU sales and are not part of core operations, are infrequent in nature and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.

Our second quarter gross timber sales revenue was 8% lower than the same quarter of 2018 mainly due to a decrease in timber sales revenue in the South, offset by a moderately higher average prices in the U.S. South and contribution from the Bandon Property in the Pacific Northwest.

Our harvest volume in the U.S. South was 14% lower as compared to the second quarter of 2018. As a seasonal tendency in the second quarter, the Southern timber market was constrained by mill outages and wet weather. The decrease in harvest volume was expected and factored into our 2019 harvest plan. We remain on track to meet our full-year harvest volume target. Our net sawtimber stumpage and net pulpwood stumpage prices were 3% and 2% higher, respectively, than the second quarter of 2018, trending with the overall TimberMart-South market. Our realized stumpage prices continue to hold a significant premium over South-wide averages as tracked by TimberMart-South as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio.

During the quarter, we harvested 14,500 tons from the Bandon Property in our Pacific Northwest region, which was acquired at the end of August 2018, generating approximately $1.2 million in gross timber sales revenue. Over 90% of this volume was sawtimber. Over the remainder of the year, we anticipate increased harvest volume from Pacific Northwest, which will help drive up our sawtimber harvest mix.

We earned $2.8 million in asset management fees during the second quarter of 2019, primarily from the Triple T Joint Venture. Asset management fees have and are expected to continue to drive year-over-year revenue growth in 2019.

Comparison of the three months ended June 30, 2019 versus the three months ended June 30, 2018

Revenues. Revenues for the three months ended June 30, 2019 were $28.7 million, $2.4 million higher than the three months ended June 30, 2018 as a result of a $2.8 million increase in asset management fees primarily earned from the Triple T Joint Venture and a $1.4 million increase in timberland sales revenue as we sold more acres, offset by a $1.5 million decrease in timber sales revenue. Gross timber sales revenue decreased by $1.5 million, or 8%, due to a 12% decrease in harvest volume mitigated by a 4% increase in average per-ton gross timber sales revenue. Harvest volume in the U.S. South decreased by 14% as a result of wet weather and mill outages, as anticipated in our 2019 harvest plan. We harvested 14,500 tons from the Bandon Property in the Pacific Northwest, which contributed $1.2 million to the second quarter gross timber sales revenue.

Timber sales revenue by product for the three months ended June 30, 2019 and 2018 is shown in the following table:

	Three Months Ended June 30, 2018	Changes attributable to:		Three Months Ended June 30, 2019
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$9,540	$250	$(1,551)	$8,239
Sawtimber (2)	8,205	206	(377)	8,034
	$17,745	$456	$(1,928)	$16,273

(1)	Timber sales are presented on a gross basis. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

(2)	Includes chip-n-saw and sawtimber.

(3)	Changes in timber sales revenue related to properties acquired or disposed within the last 12 months are attributed to volume changes.

Operating Expenses. Contract logging and hauling costs decreased to $7.2 million for the three months ended June 30, 2019 from $8.0 million for the three months ended June 30, 2018, a decrease of 10%, primarily as a result of a 18% decrease in delivered sales volume offset by higher logging rates. Logging rates were higher in the current quarter due to wet weather and salvage operations in certain regions in the U.S. South and harvesting in the Pacific Northwest region, where logging rates are generally much higher than in the U.S. South.

Depletion expense decreased 9% to $6.0 million for the three months ended June 30, 2019 from $6.6 million for the three months ended June 30, 2018 due to a 12% decrease in harvest volume, offset by higher blended depletion rates mainly as a result of harvest from the Pacific Northwest, which were depleted at much higher rates.

Cost of timberland sales increased to $6.9 million for the three months ended June 30, 2019 from $5.2 million for the three months ended June 30, 2018 as we sold more acres in 2019.

Forestry management expenses increased to $1.6 million for the three months ended June 30, 2019 from $1.4 million for the three months ended June 30, 2018 primarily as a result of a $0.2 million increase in allocated personnel costs as we serve as the asset manager of the Triple T Joint Venture.

General and administrative expenses were comparable to the prior year quarter.

Other operating expenses increased to $1.6 million for the three months ended June 30, 2019 from $1.4 million for the three months ended June 30, 2018 primarily as a result of more logging road and boundary maintenance work.

Interest expense. Interest expense increased $2.2 million to $4.7 million for the three months ended June 30, 2019 due to higher weighted-average debt outstanding and higher weighted average interest rate as a result of higher LIBOR. Our debt balance is higher in 2019 as compared to 2018 mainly due to borrowing $200.0 million to fund our investment in the Triple T Joint Venture.

Loss from unconsolidated joint ventures. During the three months ended June 30, 2019, we recognized a $28.6 million loss from the investment in the Triple T Joint Venture under the HLBV method of accounting. The HLBV method is commonly applied to equity investments in real estate where cash distributions vary at different points in time and are not directly linked to an investor's ownership percentage. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for additional information.

Net loss. Our net loss increased to $30.6 million for the three months ended June 30, 2019 from $1.5 million for the three months ended June 30, 2018 primarily due to a $28.6 million loss from the Triple T Joint Venture, a $0.7 million decrease in earnings from the Dawsonville Bluffs Joint Venture, and a $2.2 million increase in interest expense, offset by a $1.8 million increase in operating income and a $0.8 million gain recognized from large dispositions. Our net loss per share for the three months ended June 30, 2019 and 2018 was $0.62 and $0.03, respectively.

Comparison of the six months ended June 30, 2019 versus the six months ended June 30, 2018

Revenues. Revenues for the six months ended June 30, 2019 were $51.2 million, $0.9 million higher than the six months ended June 30, 2018 as a result of a $5.6 million increase in asset management fees primarily earned from the Triple T Joint Venture, offset by a $3.6 million decrease in timber sales, a $0.8 million decrease in timberland sales revenue, as we sold fewer acres, and a $0.4 million decrease in other revenue. Gross timber sales revenue decreased by $3.6 million, or 10%, due to a 14% decrease in harvest volume mitigated by a 4% increase in blended per-ton gross timber sales revenue. Harvest volume in the U.S. South decreased by 15% as a result of wet weather and mill outages, as anticipated in our 2019 harvest plan. We harvested 19,300 tons from the Bandon Property in the Pacific Northwest, which contributed $1.7 million to gross timber sales revenue.

Timber sales revenue by product for the six months ended June 30, 2019 and 2018 is shown in the following table:

	Six Months Ended June 30, 2018	Changes attributable to:		Six Months Ended June 30, 2019
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$19,204	$591	$(2,823)	$16,972
Sawtimber (2)	17,194	450	(1,792)	15,852
	$36,398	$1,041	$(4,615)	$32,824

(1)	Timber sales are presented on a gross basis. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

(2)	Includes chip-n-saw and sawtimber.

(3)	Changes in timber sales revenue related to properties acquired or disposed within the last 12 months are attributed to volume changes.

Operating Expenses. Contract logging and hauling costs decreased to $14.5 million for the six months ended June 30, 2019 from $16.5 million for the six months ended June 30, 2018, a decrease of 12%, primarily as a result of a 18% decrease in delivered sales volume offset by higher logging rates. Logging rates were higher in the current quarter due to wet weather and salvage operations in certain regions in the U.S. South and harvesting in the Pacific Northwest region, where logging rates are generally much higher than in the U.S. South.

Depletion expense decreased 17% to $11.3 million for the six months ended June 30, 2019 from $13.7 million for the six months ended June 30, 2018 due to a 14% decrease in harvest volume, offset by higher blended depletion rates mainly as a result of harvest from the Pacific Northwest, which were depleted at much higher rates.

General and administrative expenses increased to $6.6 million for the six months ended June 30, 2019 from $6.1 million for the six months ended June 30, 2018 primarily due to a $0.3 million increase in personnel costs due to increased headcount for managing a growing business.

Other operating expenses increased to $3.3 million for the six months ended June 30, 2019 from $2.8 million for the six months ended June 30, 2018 primarily due to cost basis removed related to an expired timber lease and higher expenditures on logging road and boundary maintenance.

Interest expense. Interest expense increased $2.5 million to $9.3 million for the six months ended June 30, 2019 due to higher weighted-average debt outstanding and higher weighted average interest rate as a result of higher LIBOR. Our debt balance in 2019 is higher due to borrowing $200.0 million to fund our investment in the Triple T Joint Venture.

Loss from unconsolidated joint ventures. For the six months ended June 30, 2019, we recognized a $56.1 million loss from the investment in the Triple T Joint Venture under the HLBV method of accounting. The HLBV method is commonly applied to equity investments in real estate where cash distributions vary at different points in time and are not directly linked to an investor's ownership percentage. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for additional information.

Net loss. Our net loss increased to $61.0 million for the six months ended June 30, 2019 from $4.9 million for the six months ended June 30, 2018 primarily due to the $56.1 million loss from the Triple T Joint Venture. Our net loss per share for the six months ended June 30, 2019 and 2018 was $1.24 and $0.10, respectively.

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

For the three months ended June 30, 2019, Adjusted EBITDA was $15.1 million, a $1.1 million increase from the three months ended June 30, 2018, primarily due to a $2.8 million increase in asset management fee revenue and a $1.4 million increase in net timberland sales, offset by a $1.4 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, a $0.7 million decrease in net timber sales, a $0.3 million decrease in other revenue, a $0.3 million increase in general and administrative expenses, and a $0.3 million increase in forest management and other operating expenses.

For the six months ended June 30, 2019, Adjusted EBITDA was $25.2 million, a $3.7 million decrease from the six months ended June 30, 2018, primarily due to a $5.9 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, a $1.5 million decrease in net timber sales, a $0.6 million decrease in net timberland sales, a $0.4 million decrease in other revenue, a $0.7 million increase in general and administrative expenses, a $0.2 million increase in forest management expenses, offset by a $5.6 million increase in asset management fee revenue.

Our reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2019 and 2018 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(30,565)	$(1,505)	$(60,960)	$(4,890)
Add:
Depletion	6,030	6,598	11,298	13,660
Basis of timberland sold, lease terminations and other (1)	6,668	4,932	8,475	7,788
Amortization (2)	229	314	687	2,039
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (3)	—	590	395	3,846
HLBV loss from unconsolidated joint venture (4)	28,600	—	56,088	—
Stock-based compensation expense	490	796	1,149	1,561
Interest expense (2)	4,395	2,290	8,767	4,871
Gain on large dispositions (5)	(764)	—	(764)	—
Other (6)	4	—	114	35
Adjusted EBITDA	$15,087	$14,015	$25,249	$28,910

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

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

(5)
Large dispositions are sales of large blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions are typically larger transactions in acreage and gross sales price than recurring HBU sales and are not part of core operations, are infrequent in nature and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.

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

As of June 30, 2019, the outstanding balance under the 2018 Amended Credit Agreement was $478.6 million, of which $100.0 million was outstanding under the Term Loan A-1, $100.0 million was outstanding under the Term Loan A-2, $68.6 million was outstanding under the Term Loan A-3, $140.0 million was outstanding under the Term Loan A-4, and $70.0 million was outstanding under the Multi-Draw Term Facility. The Term Loan A-1 matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, the Term Loan A-2 matures on December 1, 2026 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.90%, the Term Loan A-3 matures on December 1, 2027 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 2.0%, the Term Loan A-4 matures on August 22, 2025 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.70%, and the Multi-Draw Term Facility matures on December 1, 2024 and bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on our LTV Ratio.

As of June 30, 2019, we had ten outstanding interest rate swaps with a total notional value of $350.0 million. See Note 6 — Interest Rate Swaps of our accompanying financial statements for further details on our interest rate swaps. After consideration of the interest rate swaps, $128.6 million of our total debt outstanding is subject to variable interest rates while the remaining $350.0 million is subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of June 30, 2019, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$—	$128,619	$128,619
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$350,000	$350,000
Average interest rate:
Variable-rate debt	—%	—%	—%	—%	—%	4.43%	4.43%
Effectively fixed-rate debt	—%	—%	—%	—%	—%	4.26%	4.26%

As of June 30, 2019, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 4.30%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.3 million per year. The amount of variable-rate debt outstanding in the future will largely dependent upon the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	$—	—	$—	$17.7	million
May 1 - May 31	—	$—	—	$—	$17.7	million
June 1 - June 30	135,410	$10.34	135,410	$10.34	$16.3	million
Total	135,410		135,410

(1)	See Item 2— Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital
Resources for details of our SRP .

(2)	Represents shares purchased for tax withholding purposes and shares purchased as part of our SRP.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth below and incorporated by reference herein.

Exhibit Number	Description

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

3.3	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013)

10.1*	First Amendment to Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber Operating Partnership, L.P. dated as of June 28, 2019

10.2*
CatchMark Timber Trust, Inc. Amended and Restated Independent Director Compensation Plan (effective as of April 11, 2019), a sub-plan of the CatchMark Timber Trust, Inc. 2017 Incentive Plan (the “Independent Director Compensation Plan”)

10.3*	Form of Time-Based Restricted Stock Award Certificate for Independent Directors under the Independent Director Compensation Plan

10.4*	Form of Long-Term Incentive Plan Unit Award Certificate for Independent Directors under the Independent Director Compensation Plan

10.5*	Consent and Second Agreement Regarding Amendments, dated as of June 28, 2019, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	August 1, 2019	By:	/s/ Brian M. Davis
Brian M. Davis President and Chief Financial Officer (Principal Financial Officer)