Form 10-Q
period 2019-09-30
CatchMark Timber Trust, Inc.
filed 2019-10-31
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2019
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

Number of shares outstanding of the registrant’s common stock, as of October 31, 2019: 49,007,142 shares

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

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report include, but are not limited to our desire to deliver superior, consistent, and predictable per-share cash flow growth through disciplined acquisitions, active management, sustainable harvests, and well-timed real estate sales; our intent to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations; our focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality industrial timberlands, as well as opportunistic land sales and asset management fees; the biological growth of our forests; creating additional value through joint ventures; sales of large timberland properties to generate capital to fund capital allocation priorities; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture and include, but are not limited to, statements about the expected benefits of the joint venture, including anticipated harvest volume, financial and operating results and future returns to stockholders; and our plans, objectives, expectations, projections and intentions.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$17,074	$5,614
Accounts receivable	4,519	7,355
Prepaid expenses and other assets	4,591	7,369
Operating lease right-of-use asset, less accumulated amortization of $209 as of September 30, 2019 (Note 2)	3,191	—
Deferred financing costs	266	327
Timber assets (Note 3):
Timber and timberlands, net	643,663	687,851
Intangible lease assets, less accumulated amortization of $948 and $945 as of September 30, 2019 and December 31, 2018, respectively	9	12
Investments in unconsolidated joint ventures (Note 4)	10,425	96,244
Total assets	$683,738	$804,772

Liabilities:
Accounts payable and accrued expenses	$5,047	$4,936
Operating lease liability (Note 2)	3,302	—
Other liabilities	17,636	5,940
Notes payable and lines of credit, net of deferred financing costs (Note 5)	452,768	472,240
Total liabilities	478,753	483,116

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 49,007 and 49,127 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	490	492
Additional paid-in capital	729,000	730,416
Accumulated deficit and distributions	(510,488)	(409,260)
Accumulated other comprehensive income (loss)	(14,017)	8
Total stockholders’ equity	204,985	321,656
Total liabilities and stockholders’ equity	$683,738	$804,772
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Timber sales	$19,706	$16,742	$52,530	$53,140
Timberland sales	2,264	3,818	12,578	14,904
Asset management fees	3,436	2,698	9,119	2,759
Other revenues	974	1,319	3,386	4,127
	26,380	24,577	77,613	74,930
Expenses:
Contract logging and hauling costs	8,269	7,613	22,778	24,154
Depletion	8,235	6,224	19,533	19,884
Cost of timberland sales	2,081	3,210	10,562	11,590
Forestry management expenses	1,656	1,370	4,982	4,622
General and administrative expenses	2,984	2,484	9,550	8,602
Land rent expense	125	153	400	490
Other operating expenses	1,341	1,356	4,614	4,197
	24,691	22,410	72,419	73,539

Other income (expense):
Interest income	80	20	142	180
Interest expense	(4,472)	(4,321)	(13,803)	(11,125)
Gain on large dispositions	7,197	—	7,961	—
	2,805	(4,301)	(5,700)	(10,945)

Income (loss) before unconsolidated joint ventures	4,494	(2,134)	(506)	(9,554)
Loss from unconsolidated joint ventures (Note 4)	(25,051)	(76,765)	(81,011)	(74,235)
Net loss	$(20,557)	$(78,899)	$(81,517)	$(83,789)

Weighted-average common shares outstanding - basic and diluted	49,008	49,118	49,049	47,551

Net loss per share - basic and diluted	$(0.42)	$(1.61)	$(1.66)	$(1.76)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(20,557)	$(78,899)	$(81,517)	$(83,789)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	(3,104)	891	(14,025)	4,342
Comprehensive loss	$(23,661)	$(78,008)	$(95,542)	$(79,447)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	92	1	292	—	—	293
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,578)	—	(6,578)
Repurchase of common stock	(136)	(1)	(1,003)			(1,004)
Net loss	—	—	—	(30,395)	—	(30,395)
Other comprehensive loss	—	—	—	—	(3,941)	(3,941)
Balance, March 31, 2019	49,083	$492	$729,705	$(446,233)	$(3,933)	$280,031
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	17	—	490	—	—	490
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,578)	—	(6,578)
Repurchase of common stock	(135)	(2)	(1,403)	—	—	(1,405)
Net loss	—	—	—	(30,565)	—	(30,565)
Other comprehensive loss	—	—	—	—	(6,980)	(6,980)
Balance, June 30, 2019	48,965	$490	$728,792	$(483,376)	$(10,913)	$234,993
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	100	1	802	—	—	803
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,555)	—	(6,555)
Repurchase of common stock	(58)	(1)	(594)	—	—	(595)
Net loss	—	—	—	(20,557)	—	(20,557)
Other comprehensive loss	—	—	—	—	(3,104)	(3,104)
Balance, September 30, 2019	49,007	$490	$729,000	$(510,488)	$(14,017)	$204,985

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	43,425	$434	$661,222	$(261,652)	$2,376	$402,380
Common stock issued pursuant to:
Equity Offering	5,750	58	72,392	—	—	72,450
LTIP, net of forfeitures and amounts withheld for income taxes	(46)	(1)	(85)	—	—	(86)
Stock issuance cost	—	—	(3,490)	—	—	(3,490)
Dividends to common stockholders ($0.135 per share)	—	—	—	(5,815)	—	(5,815)
Net loss	—	—	—	(3,385)		(3,385)
Other comprehensive income	—	—	—	—	1,931	1,931
Balance, March 31, 2018	49,129	$491	$730,039	$(270,852)	$4,307	$463,985
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	(6)	—	422	—	—	422
Stock issuance cost	—	—	(100)	—	—	(100)
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,597)	—	(6,597)
Net loss	—	—	—	(1,505)	—	(1,505)
Other comprehensive income	—	—	—	—	1,520	1,520
Balance, June 30, 2018	49,123	$491	$730,361	$(278,954)	$5,827	$457,725
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	2	—	486	—	—	486
Stock issuance cost	—	—	(33)	—	—	(33)
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,601)	—	(6,601)
Net loss	—	—	—	(78,899)	—	(78,899)
Other comprehensive income	—	—	—	—	891	891
Balance, September 30, 2018	49,125	$491	$730,814	$(364,454)	$6,718	$373,569

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(81,517)	$(83,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	19,533	19,884
Basis of timberland sold, lease terminations and other	10,329	10,771
Stock-based compensation expense	1,952	2,171
Noncash interest expense	816	2,371
Other amortization	170	160
Loss from unconsolidated joint ventures	81,011	74,235
Operating distributions from unconsolidated joint ventures	789	3,658
Gain on large dispositions	(7,961)	—
Changes in assets and liabilities:
Accounts receivable	2,007	(2,643)
Prepaid expenses and other assets	221	(295)
Accounts payable and accrued expenses	138	1,627
Other liabilities	1,025	1,121
Net cash provided by operating activities	28,513	29,271

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	—	(91,424)
Capital expenditures (excluding timberland acquisitions)	(3,031)	(2,821)
Investment in unconsolidated joint ventures	—	(200,000)
Distributions from unconsolidated joint ventures	4,019	4,858
Net proceeds from large dispositions	25,151	—
Net cash provided by (used in) investing activities	26,139	(289,387)

Cash Flows from Financing Activities:
Repayments of notes payable	(20,064)	(69,000)
Proceeds from note payable	—	289,000
Financing costs paid	(48)	(832)
Issuance of common stock	—	72,450
Other offering costs paid	—	(3,623)
Dividends paid to common stockholders	(19,711)	(19,013)
Repurchase of common shares under the share repurchase program	(3,004)	—
Repurchase of common shares for minimum tax withholdings	(365)	(1,348)
Net cash provided by (used in) financing activities	(43,192)	267,634
Net change in cash and cash equivalents	11,460	7,518
Cash and cash equivalents, beginning of period	5,614	7,805
Cash and cash equivalents, end of period	$17,074	$15,323

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019 (unaudited)

1.    Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and owns the remaining 0.01% of its common partnership units. In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006, is our taxable REIT subsidiary. Unless otherwise noted, references herein to “CatchMark” shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

New Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"). ASC 842 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on its balance sheet for all leases, subject to certain scope exceptions. Leases are required to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

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

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease ROU asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $11,000 and $111,000 of amortization expense related to the operating lease ROU asset and the operating lease liability, respectively, for the three and nine months ended September 30, 2019, which was included in general and administrative expenses on its consolidated statement of operations and in other amortization on its consolidated statement of cash flows. For the three and nine months ended September 30, 2019, CatchMark paid $98,000 and

$215,000, respectively, in cash for its office lease. The adoption of ASC 842 did not result in a cumulative-effect adjustment to CatchMark's retained earnings, as its office lease commenced in January 2019.

CatchMark had the following future annual payments for its operating lease as of September 30, 2019 and December 31, 2018:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Required payments
2019	$97	$312
2020	397	397
2021	412	412
2022	424	424
2023	435	435
2024	447	447
Thereafter	1,873	1,873
	$4,085	$4,300
Less: imputed interest	(783)
Operating lease liability	$3,302

Remaining lease term (years)	9.2
Discount rate	4.58%

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

3.     Timber Assets

As of September 30, 2019 and December 31, 2018, timber and timberlands consisted of the following, respectively:

	As of September 30, 2019
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$312,747	$19,533	$293,214
Timberlands	350,123	—	350,123
Mainline roads	1,041	715	326
Timber and timberlands	$663,911	$20,248	$643,663

	As of December 31, 2018
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$345,972	$25,912	$320,060
Timberlands	367,488	—	367,488
Mainline roads	954	651	303
Timber and timberlands	$714,414	$26,563	$687,851

Timberland Acquisitions

CatchMark did not complete any timberland acquisitions during the three and nine months ended September 30, 2019. In August 2018, CatchMark acquired fee simple interests in 18,100 acres of timberland in Oregon (the "Bandon Property") for $89.7 million, exclusive of closing costs.

Timberland Sales

During the three months ended September 30, 2019 and 2018, CatchMark sold 1,100 and 1,900 acres of timberland for $2.3 million and $3.8 million, respectively. CatchMark's cost basis in the timberland sold was $1.8 million and $3.0 million, respectively.

During the nine months ended September 30, 2019 and 2018, CatchMark sold 6,000 and 7,200 acres of timberland for $12.6 million and $14.9 million, respectively. CatchMark's cost basis in the timberland sold was $9.8 million and $10.7 million, respectively.

Large Dispositions

On July 26, 2019, CatchMark completed the sale of 10,800 acres of its wholly-owned timberlands located in Georgia and Alabama for $19.9 million. CatchMark's total cost basis was $12.6 million. Of the total net proceeds of $19.8 million, $14.8 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility.

Timberland sales and large dispositions acreage by state is listed below:

	Nine Months Ended September 30,
Acres Sold In:	2019	2018
Alabama	2,900	800
Georgia	13,300	2,200
Louisiana	—	200
North Carolina	500	1,000
South Carolina	3,700	2,900
Texas	—	100
Total	20,400	7,200

Current Timberland Portfolio

As of September 30, 2019, CatchMark directly owned interests in 438,800 acres of timberlands in the U.S. South and Pacific Northwest, 412,500 acres of which were fee-simple interests and 26,300 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of September 30, 2019 (1)	Fee	Lease	Total
South
Alabama	70,000	1,800	71,800
Florida	2,000	—	2,000
Georgia	248,000	24,500	272,500
North Carolina	100	—	100
South Carolina	74,000	—	74,000
Tennessee	300	—	300
	394,400	26,300	420,700
Pacific Northwest
Oregon	18,100	—	18,100
Total	412,500	26,300	438,800

(1)	Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4. Unconsolidated Joint Ventures

As of September 30, 2019, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of September 30, 2019
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6%		(1)
Acreage owned by the joint venture	65	1,094,000
Merchantable timber inventory (tons)	2,500	40.3	million	(2)
Location	Georgia	Texas

(1)	Represents our share of total partner capital contributions.

(2)	Merchantable timber inventory does not include current year growth.

CatchMark accounts for these investments using the equity method of accounting.

Triple T Joint Venture

During 2018, CatchMark formed a joint venture, TexMark Timber Treasury, L.P., a Delaware limited partnership (the "Triple T Joint Venture"), with a consortium of institutional investors (the "Preferred Investors") to acquire 1.1 million acres of high-quality East Texas industrial timberlands (the “Triple T Timberlands”), for $1.39 billion (the “Acquisition Price”), exclusive of transaction costs. The Triple T Joint Venture completed the acquisition of the Triple T Timberlands in July 2018. CatchMark invested $200.0 million in the Triple T Joint Venture, equal to 21.6% of the total equity contributions, in exchange for a common limited partnership interest. CatchMark, through a separate wholly-owned and consolidated subsidiary, is the sole general partner of the Triple T Joint Venture.

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

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Triple T Joint Venture:
Total assets	$1,586,687	$1,607,413
Total liabilities	$757,110	$754,610
Total equity	$829,577	$852,803
CatchMark:
Carrying value of investment	$8,650	$90,450

Condensed income statement information for the Triple T Joint Venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Triple T Joint Venture:
Total revenues	$41,509	$28,255	$121,450	$28,255
Operating income (loss)	$2,490	$(3,329)	$10,437	$(3,329)
Net loss	$(4,613)	$(9,407)	$(10,480)	$(9,407)
CatchMark:
Equity share of net loss	$(25,712)	$(76,755)	$(81,800)	$(76,755)

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Triple T Joint Venture:
Net cash provided by (used in) operating activities	$9,040	$(1,753)
Net cash used in investing activities	$(3,263)	$(1,410,066)
Net cash provided by financing activities	$87	$1,461,452
Net change in cash and cash equivalents	$5,864	$49,633
Cash and cash equivalents, beginning of period	$39,300	$—
Cash and cash equivalents, end of period	$45,164	$49,633

CatchMark's equity share of the Triple T Joint Venture's net loss determined using the HLBV method as of September 30, 2019 is calculated as follows:

(in thousands)
Triple T Joint Venture:
Total equity as of September 30, 2019		$829,577
Preferred Investors:
Equity in Triple T Joint Venture as of January 1, 2019	$762,353
Minimum preferred return as of September 30, 2019	$58,445

Class A preferred equity as of September 30, 2019	$129
HLBV distribution as of September 30, 2019		$820,927
CatchMark:
Equity in Triple T Joint Venture as of September 30, 2019		$8,650
Equity in Triple T Joint Venture, as of January 1, 2019		$90,450
Equity share of Triple T Joint Venture's net loss		$(81,800)

Dawsonville Bluffs Joint Venture

During 2017, CatchMark formed the Dawsonville Bluffs Joint Venture with MPERS, and each owns a 50% membership interest. CatchMark shares substantive participation rights with MPERS, including management selection and termination, and the approval of material operating and capital decisions and, as such, uses the equity method of accounting to record its investment. Income or loss and cash distributions are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Dawsonville Bluffs Joint Venture.

During the third quarter of 2019, the Dawsonville Bluffs Joint Venture completed the disposition of substantially all of its remaining 4,400 acres of timberlands for $8.7 million. On August 1, 2019, CatchMark received a $3.8 million cash distribution as a result of this disposition. For the nine months ended September 30, 2019 and 2018, CatchMark received cash distributions of $4.8 million and $8.5 million, respectively, from the Dawsonville Bluffs Joint Venture.

As of September 30, 2019, the Dawsonville Bluffs Joint Venture had mitigation bank credits with a book basis of $2.9 million in addition to 65 acres of timberland remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Dawsonville Bluffs Joint Venture:
Total assets	$4,148	$12,164
Total liabilities	$597	$575
Total equity	$3,551	$11,589
CatchMark:
Carrying value of investment	$1,776	$5,795

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Dawsonville Bluffs Joint Venture:
Total revenues	$8,648	$198	$10,068	$13,813
Net income (loss)	$1,323	$(19)	$1,578	$5,040
CatchMark:
Equity share of net income (loss)	$661	$(10)	$789	$2,520

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Dawsonville Joint Venture:
Net cash provided by operating activities	$8,873	$12,673
Net cash provided by investing activities	$—	$—
Net cash used in financing activities	$(9,616)	$(17,031)
Net change in cash and cash equivalents	$(743)	$(4,358)
Cash and cash equivalents, beginning of period	$1,731	$5,375
Cash and cash equivalents, end of period	$988	$1,017

Asset Management Fees

CatchMark provides asset management services to the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture. Under these arrangements, CatchMark oversees the day-to-day operations of these joint ventures and their properties, including accounting, reporting and other administrative services, subject to certain major decisions that require partner approval. For management of the Triple T Joint Venture, CatchMark receives a fee equal to 1% per annum, subject to reduction and deferment in certain circumstances, of the Acquisition Price multiplied by 78.4%, which represents the percentage of the total equity contributions made to the Triple T Joint Venture by the Preferred Investors. For management of the Dawsonville Bluffs Joint Venture, CatchMark receives a percentage fee based on invested capital, as defined by the joint venture agreement. Additionally, CatchMark receives an incentive-based promote earned for exceeding investment hurdles.

During the three and nine months ended September 30, 2019 and 2018, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Triple T Joint Venture (1)	$2,821	$2,675	$8,464	$2,675
Dawsonville Bluffs Joint Venture (2)	615	23	655	84
	$3,436	$2,698	$9,119	$2,759

(1)
Includes $0.1 million and $0.4 million of reimbursements of compensation costs for the three and nine months ended September 30, 2019, respectively. Includes $0.1 million and $0.1 million of reimbursements of compensation costs for the three and nine months ended September 30, 2018, respectively.

(2)	The three and nine months ended September 30, 2019 includes $0.6 million of incentive-based promote earned for exceeding investment hurdles.

5.    Notes Payable and Lines of Credit

During the three months ended September 30, 2019, CatchMark paid down $20.1 million of its outstanding balance on the Multi-Draw Term Facility with proceeds from large dispositions. As of September 30, 2019 and December 31, 2018, CatchMark had the following debt balances outstanding:

(in thousands)	Maturity Date		Current Interest Rate (1)	Outstanding Balance as of
Credit Facility		Interest Rate		September 30, 2019	December 31, 2018
Term Loan A-1	12/23/2024	LIBOR + 1.75%	3.80%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	3.94%	100,000	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	4.04%	68,619	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	3.76%	140,000	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	4.25%	49,936	70,000
Total principal balance				$458,555	$478,619
Less: net unamortized deferred financing costs				(5,787)	$(6,379)
Total				$452,768	$472,240

(1)
For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of September 30, 2019. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage refunds.

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

As of September 30, 2019, $185.1 million remained available under CatchMark's credit facilities, consisting of $150.1 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

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

Patronage Refunds

CatchMark is eligible to receive annual patronage refunds from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage refund on its eligible patronage loans annually since 2015. The eligibility remains the same under the Amended Credit Agreement. Therefore, CatchMark accrues patronage refunds it expects to receive based on actual patronage refunds received as a percentage of its weighted-average eligible debt balance. For the three months ended September 30, 2019 and 2018, CatchMark accrued $0.9 million and $1.0 million, respectively, as patronage refunds receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, CatchMark accrued $2.9 million and $2.2 million, respectively, as patronage refunds receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2019 and 2018, CatchMark received patronage refunds of $3.3 million and $2.7 million, respectively, on its patronage eligible borrowings. Of the total patronage refunds received in both years, 75% was received in cash and 25% was received in equity of the Patronage Banks.

As of September 30, 2019 and December 31, 2018, the following balances related to the patronage refunds program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage refunds classified as:	September 30, 2019	December 31, 2018
Accounts receivable	$2,873	$3,323
Prepaid expenses and other assets (1)	2,329	1,499
Total	$5,202	$4,822

(1)	Represents cumulative patronage refunds received as equity in the Patronage Banks.

Debt Covenants

The Amended Credit Agreement contains, among others, the following financial covenants which:

•	limit the LTV ratio to (i) 50% at any time prior to December 31, 2021, and (ii) 45% at any time thereafter;

•	require maintenance of a FCCR of not less than 1.05:1.00 at any time;

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregated capital expenditures to 1% of the value of the timberlands during any fiscal year.

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

CatchMark was in compliance with the financial covenants of its credit agreement as of September 30, 2019.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended September 30, 2019 and 2018, CatchMark made interest payments of $5.0 million and $4.4 million, respectively, on its borrowings. No unused commitment fee was paid during the three months ended September 30, 2019 and $0.1 million was paid during the same period in 2018.

During the nine months ended September 30, 2019 and 2018, CatchMark made interest payment of $15.6 million and $10.0 million, respectively, on its borrowings. Included in the interest payments for the nine months ended September 30, 2019 and 2018 were unused commitment fees of $0.1 million and $0.2 million, respectively.

As of September 30, 2019 and December 31, 2018, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 4.21% and 4.31%, respectively. After further consideration of expected patronage refunds, CatchMark's weighted-average interest rate as of September 30, 2019 and December 31, 2018 was 3.41% and 3.51%, respectively.

6.     Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of September 30, 2019, CatchMark had ten outstanding interest rate swaps with terms below:

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
					$350,000

As of September 30, 2019, CatchMark’s interest rate swaps effectively fixed the interest rate on $350.0 million of its $458.6 million variable-rate debt at 4.26%, inclusive of the applicable spread and before consideration of expected patronage refunds. All ten interest rate swaps qualify for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of September 30, 2019 and December 31, 2018:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$218	$3,643
Interest rate swaps	Other liabilities	$(14,235)	$(3,635)

As of September 30, 2019, CatchMark estimated that approximately $2.7 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

Pursuant to the terms of its interest rate swaps, CatchMark paid $0.1 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, CatchMark paid $0.1 million and $0.3 million, respectively. All amounts were included in interest expense in the consolidated statements of operations.

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

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark pays FRC (i) a management fee based on the actual acreage that FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2020, and is automatically extended for one-year periods unless written notice is provided by CatchMark or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

Pursuant to the terms of the timberland operating agreement between CatchMark and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark pays AFM (i) a management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations, which is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2020 for the U.S. South region and December 31, 2020 for the Pacific Northwest region, and is automatically extended for one-year periods unless written notice is provided by CatchMark or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

Obligations under Operating Leases

CatchMark holds leasehold interests in 26,300 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of September 30, 2019, CatchMark had the following future lease payments under its LTC Lease:

(in thousands)	Required Payments
2019	$19
2020	504
2021	504
2022	449
$1,476

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

8.     Stock-based Compensation

Stock-based Compensation - Employees

On July 12, 2019, CatchMark issued 99,385 shares of service-based restricted stock to its executive officers. Along with the 131,500 shares of service-based restricted stock granted to its non-executive employees in the first quarter of 2019, CatchMark has issued 230,885 shares of service-based restricted stock to its employees in 2019, all vesting over a four-year period. The fair value of serviced-based restricted stock grants was determined by the closing price of CatchMark's common stock on the grant date.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the nine months ended September 30, 2019 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	300,395	$10.60
Granted	230,885	$9.66
Vested	(83,817)	$11.37
Forfeited	(5,062)	$10.85
Unvested at September 30, 2019	442,401	$9.96

Performance-based LTIP Units Grants

On July 12, 2019, CatchMark granted 184,944 units of a class of limited partnership interests (the "LTIP Units") in CatchMark Timber OP to its executive officers, which represents the maximum number of LTIP Units that could be earned based on the relative performance of CatchMark's TSR as compared to pre-established peer groups’ TSRs and to the Russell 3000 Index. The LTIP Units are structured to qualify as "profits interests" for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into CatchMark Timber OP's common units. See Note 8 - Noncontrolling Interest in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on LTIP Units. The performance measurement period is a three-year period from January 1, 2019 to December 31, 2021. The Compensation Committee will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2022 and 2023. The fair value of the 2019 Performance LTIP Units awards was calculated using a Monte-Carlo simulation with the following:

Grant date market price (July 12, 2019)	$10.08
Weighted-average fair value per granted share	$8.13
Assumptions:
Volatility	22.88%
Expected term (years)	3.0
Risk-free interest rate	1.85%

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 is presented below:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based Compensation Expense classified as:	2019	2018	2019	2018
General and administrative expenses	$729	$587	$1,763	$1,861
Forestry management expenses	74	23	189	310
Total	$803	$610	$1,952	$2,171

As of September 30, 2019, approximately $5.5 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units remained and will be recognized over a weighted-average period of 2.6 years.

9.     Segment Information

As of September 30, 2019, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures is reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

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

The following table presents revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Harvest	$20,680	$18,061	$55,916	$57,267
Real Estate	2,264	3,818	12,578	14,904
Investment Management	3,436	2,698	9,119	2,759
Total	$26,380	$24,577	$77,613	$74,930

The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Harvest	$9,390	$7,635	$23,935	$24,339
Real Estate	2,036	3,592	11,821	13,988
Investment Management	7,250	2,727	13,455	9,164
Corporate	(2,154)	(2,498)	$(7,440)	$(7,125)
Total	$16,522	$11,456	$41,771	$40,366

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Adjusted EBITDA	$16,522	$11,456	$41,771	$40,366
Subtract:
Depletion	8,235	6,224	19,533	19,884
Basis of timberland sold, lease terminations and other (1)	1,854	2,983	10,329	10,771
Amortization (2)	299	493	986	2,532
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (3)	3,152	39	3,547	3,885
HLBV loss from unconsolidated joint venture (4)	25,712	76,755	81,800	76,755
Stock-based compensation expense	803	610	1,952	2,171
Interest expense (2)	4,220	3,883	12,987	8,754
Gain on large dispositions (5)	(7,197)	—	(7,961)	—
Other (6)	1	(632)	115	(597)
Net loss	$(20,557)	$(78,899)	$(81,517)	$(83,789)

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(2)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of operating lease assets and liabilities, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the consolidated statements of operations.

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

10.     Subsequent Events

Dividend Declaration

On October 31, 2019, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on, November 26, 2019, payable on December 13, 2019.

Interest Rate Swaps

On October 21, 2019, CatchMark, through CatchMark Timber OP, terminated its ten outstanding interest rate swaps with Rabobank (see Note 6 — Interest Rate Swaps) and entered into two new interest rate swaps with Rabobank, one with a notional amount of $200 million and the other with a notional amount of $75 million, with a total fair value at inception equal to the net fair value of the terminated interest rate swaps on the date of their termination. Both of the new interest rate swaps have an effective date of November 29, 2019. The $200 million swap has a term of ten years and will bear interest at a fixed rate of 2.2067% per annum, and the $75 million swap has a term of seven years and will bear interest at a fixed rate of 2.083% per annum. As a result of these transactions, CatchMark extended the weighted-average term of its effectively-fixed rate debt from four years to nine years and effectively reduced the amount of its fixed rate debt from 76% to 60%.

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

Overview

We primarily engage in the acquisition, ownership, management, and disposition of timberland properties located in the United States. We seek to generate recurring income and cash flow from the harvest and sale of timber, as well as from non-harvest related revenue sources, such as asset management fees and rent from hunting and recreational leases. When and where we believe appropriate, we also seek to generate income and cash flow from timberland sales. In addition to current income, we expect to realize long-term returns from the biological growth of our standing timber inventory.

We strive to deliver superior, consistent, predictable per-share cash flow growth from disciplined acquisitions, active management, sustainable harvests, and well-timed real estate sales. We intend to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality timberlands, as well as opportunistic land sales and asset management fees to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that improve the biological growth of our forests.

We also seek to create additional value by entering into joint ventures with long-term, institutional equity partners to opportunistically acquire, own, and manage timberland properties that fit our core investment strategy. In April 2017, we entered into our first joint venture, the Dawsonville Bluffs Joint Venture, with MPERS. In July 2018, we entered into the Triple T Joint Venture with a consortium of institutional investors. Our joint venture platform drives growth through a fee-based management business that leverages our scale and timberland management efficiencies.

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

We continued to execute the capital recycling program in the third quarter of 2019. On July 26, 2019, we completed the disposition of 10,800 acres of our wholly-owned timberlands located in Georgia and Alabama for $19.9 million. We used $14.8 million of the net proceeds from this large disposition to pay down our outstanding debt.

During 2019, we have completed large dispositions totaling 14,400 acres for $25.4 million, recognized a gain of $8.0 million and used a portion of the net proceeds to pay down our outstanding debt by $20.1 million.

Dawsonville Bluffs Joint Venture

On July 15, 2019, the Dawsonville Bluffs Joint Venture completed the disposition of substantially all of its remaining 4,400 acres of timberlands for approximately $8.7 million. As of September 30, 2019, the Dawsonville Bluffs Joint Venture had mitigation bank credits with a book basis of $2.9 million in addition to 65 acres of timberland remaining in its portfolio. During the third quarter of 2019, we received a $3.8 million cash distribution from the Dawsonville Bluffs Joint Venture. Life-to-date through September 30, 2019, we have received cash distributions from the

Dawsonville Bluffs Joint Venture of $13.3 million, representing a return of our $10.5 million investment and cumulative preferred return of $2.8 million. In addition, we have earned $0.9 million in asset management fees from the Dawsonville Bluffs Joint Venture, including a $0.6 million incentive-based promote for exceeding investment hurdles, and have recognized $4.6 million of income from the Dawsonville Bluffs Joint Venture. As of September 30, 2019, we have remaining equity of $1.8 million in the Dawsonville Bluffs Joint Venture.

Timberland Portfolio

As of September 30, 2019, we wholly owned interests in 438,800 acres of high-quality industrial timberland in the U.S. South and Pacific Northwest, consisting of 412,500 acres of fee timberlands and 26,300 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our Southern timberlands consisted of 72% pine plantations by acreage and 50% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 82% sawtimber by volume. Our leased timberlands include 26,300 acres under one long-term lease expiring in 2022, which we refer to as the LTC Lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of September 30, 2019 (1)	Fee	Lease	Total
South
Alabama	70,000	1,800	71,800
Florida	2,000	—	2,000
Georgia	248,000	24,500	272,500
North Carolina	100	—	100
South Carolina	74,000	—	74,000
Tennessee	300	—	300
	394,400	26,300	420,700
Pacific Northwest
Oregon	18,100	—	18,100
Total	412,500	26,300	438,800

(1)	Represents wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.

As of September 30, 2019, our wholly-owned timber inventory consisted of an estimated 17.4 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory: (1)	Fee	Lease	Total
Pulpwood	7.9	0.5	8.4
Sawtimber (2)	8.6	0.4	9.0
Total	16.5	0.9	17.4

(1)	Merchantable timber inventory does not include current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.

(2)	Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of September 30, 2019 (see Note 4 — Unconsolidated Joint Ventures) to our accompanying consolidated financial statements for further details):

	As of September 30, 2019
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6% (1)
Acreage owned by the joint venture	65	1,094,000
Merchantable timber inventory (tons)	2,500	40.3 million (2)
Location	Georgia	Texas

(1)	Represents our share of total partner capital contributions.

(2)	Merchantable timber inventory does not include current year growth.

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

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2019, WestRock is required to purchase a minimum of 374,800 tons of timber under the Mahrt Timber Agreements. For the nine months ended September 30, 2019, WestRock purchased 315,700 tons under the Mahrt Timber Agreements, which contributed 13% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition in 2016. For full year 2019, IP is required to purchase a minimum of 99,000 tons of pulpwood under the Carolinas Supply Agreement. During the nine months ended September 30, 2019, we sold 76,200 tons under the Carolinas Supply Agreement, which contributed 4% of our net timber sales revenue.

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

Credit Facilities

The table below presents the details of each credit facility under the Amended Credit Agreement as of September 30, 2019:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee	Total Availability	Outstanding Balance	Remaining Availability
Revolving Credit Facility	12/1/2022	LIBOR + 2.20%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	0.35%	200,000	49,936	150,064
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	$—
Total				$643,619	$458,555	$185,064

(1)
The applicable LIBOR margin on the Revolving Credit Facility and the Multi-Draw Term Facility ranges from a base rate plus between 0.50% to 1.20% or a LIBOR rate plus 1.50% to 2.20%, depending on the LTV ratio. The unused commitment fee rates also depend on the LTV ratio.

Borrowings under the Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes. The Multi-Draw Term Facility, which is interest only until its maturity date, may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, and to reimburse payments of drafts under letters of credit.

Patronage Refunds

We are eligible to receive annual patronage refunds from our lenders under the Amended Credit Agreement. The annual patronage refund depends on the weighted-average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the Patronage Banks. In March 2019, we received a patronage refund of $3.3 million on our borrowings under the eligible patronage loans that were outstanding during 2018. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage refund is redeemable for cash only at the discretion of the Patronage Banks' board of directors. For the nine months ended September 30, 2019, we have accrued $2.9 million of patronage refunds receivable for 2019, approximately 75% of which is expected to be received in cash in March 2020.

Interest Rate Swaps

As of September 30, 2019, we had ten outstanding interest rate swaps, which effectively fixed the interest rate on $350.0 million of our $458.6 million variable rate debt (see Note 6 —Interest Rate Swaps). On October 21, 2019, we terminated the ten outstanding interest rate swaps and entered into two new interest rate swaps with Rabobank, one with a notional amount of $200 million and the other with a notional amount of $75 million, with a total fair value at inception equal to the net fair value of the terminated interest rate swaps on the date of their termination. Both of the new interest rate swaps have an effective date of November 29, 2019. The $200 million swap has a term of ten years and will bear interest at a fixed rate of 2.2067% per annum, and the $75 million swap has a term of seven years and will bear interest at a fixed rate of 2.083% per annum. After these transactions, we have fixed interest rates on $275 million of our outstanding debt for an average term of nine years at a weighted-average rate of 2.17%, before the applicable spread and expected patronage refunds, as compared to an average term of four years at 2.44% under our previous swaps. We have effectively reduced the amount of our fixed rate debt from 76% to 60%, allowing us to take advantage of the current lower interest rate environment but also with the flexibility to enter into additional interest rate swaps in the future.

Debt Covenants

The Amended Credit Agreement contains, among others, the following financial covenants which:

•	limit the LTV ratio to (i) 50% at any time prior to December 31, 2021, and (ii) 45% at any time thereafter;

•	require maintenance of a FCCR of not less than 1.05:1.00 at any time;

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of September 30, 2019.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the nine months ended September 30, 2019, we repurchased 329,150 shares of our common stock at an average price of $9.10 per share for a total of $3.0 million under the SRP, including transaction costs. All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of September 30, 2019, we had 49.0 million shares of common stock outstanding and may repurchase up to an additional $15.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2019 was $28.5 million, $0.8 million lower than the nine months ended September 30, 2018. Cash provided by operating activities consisted primarily of receipts from customers for timber, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. Net cash provided by operating activities decreased in 2019 primarily due to a $5.3 million increase in cash paid for interest on outstanding debt, which was mainly a result of a higher average outstanding balance, a $2.9 million decrease in operating distributions from the Dawsonville Bluffs Joint Venture, a $2.2 million decrease in net proceeds from timberland sales, and a $1.0 million increase in general and administrative expenses, offset by a $6.4 million increase in asset management fees earned from the Triple T Joint Venture, a $3.6 million increase in working capital, and a $0.8 million increase in net timber sales.

Net cash provided by investing activities for the nine months ended September 30, 2019 was $26.1 million as compared to $289.4 million used during the nine months ended September 30, 2018. We did not make any direct acquisitions during the nine months ended September 30, 2019 as compared to acquiring the Bandon Property for $91.4 million (including transaction costs) and making a $200.0 million equity investment in the Triple T Joint Venture in 2018. We received $25.2 million in gross proceeds from large dispositions during the nine months ended September 30, 2019, offsetting a $0.8 million decrease in distributions from the Dawsonville Bluffs Joint Venture.

Net cash used in financing activities for the nine months ended September 30, 2019 was $43.2 million as compared to $267.6 million provided by financing activities for the nine months ended September 30, 2018. We repaid $20.1 million outstanding debt balance on the Multi-Draw Term Facility with net proceeds received from the large dispositions. We paid cash distributions of $19.7 million to our stockholders during the nine months ended September 30, 2019, funded from net cash provided by operating activities. We repurchased $3.0 million in shares of our common stock under the SRP using cash on-hand. For the nine months ended September 30, 2018, we borrowed $289.0 million to fund the Triple T Joint Venture and the Bandon Property acquisition. Additionally, we received $72.5 million of gross proceeds from an equity offering in March 2018, after deducting $3.5 million in underwriting commissions and fees and other issuance costs, the net proceeds of $69.0 million were used to pay down our outstanding debt balances in 2018.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of September 30, 2019, we had a cash balance of $17.1 million and had access to $185.1 million of additional borrowing capacity under the Amended Credit Agreement.

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

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2019 has not changed materially since December 31, 2018.

Distributions

Our board of directors declares cash distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors. During the nine months ended September 30, 2019, our board of directors declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 14, 2019	February 28, 2019	March 15, 2019	$0.135
May 2, 2019	May 31, 2019	June 14, 2019	$0.135
August 1, 2019	August 30, 2019	September 13, 2019	$0.135

For the nine months ended September 30, 2019, we paid total distributions to stockholders of $19.7 million, which was funded from net cash provided by operating activities.

On October 31, 2019, our board of directors declared a cash distribution of $0.135 per share of common stock for stockholders of record on November 26, 2019, payable on December 13, 2019.

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

Timber sales volumes, harvest mix, net timber sales prices, timberland sales, large dispositions, and changes in the levels and composition for the three and nine months ended September 30, 2019 and 2018 are shown in the following tables:

	Three Months Ended September 30,		Change
	2019	2018	%
Timber sales volume (tons) (1)
Pulpwood	372,389	343,120	9%
Sawtimber (2)	237,385	185,470	28%
	609,774	528,590	15%

Harvest Mix (1)
Pulpwood	61%	65%
Sawtimber (2)	39%	35%

Delivered % as of total volume (1)	64%	79%
Stumpage % as of total volume (1)	36%	21%

Net timber sales price (per ton) (1) (3)
Pulpwood	$14	$13	3%
Sawtimber (2)	$24	$24	—%

Timberland sales
Gross sales (000's)	$2,264	$3,818	(41)%
Sales volume (acres)	1,100	1,900	(46)%
% of fee acres	0.2%	0.4%
Sales price (per acre)	$2,166	$1,967	10%

Large Dispositions (4)
Gross sales (000's)	$19,920	$—
Sales volumes (acres)	10,800	—
Sales price (per acre)	$1,845	$—
Gain on large disposition (000's)	$7,197	$—

(1)
Excludes 24,000 tons harvested from the Bandon Property in the Pacific Northwest, which generated timber sales revenue of $1.8 million. The Bandon Property was acquired at the end of August 2018. Total volume harvested from the Bandon Property for the three months ended September 30, 2019 accounted for less than 4% of our total harvest volume.

(2)	Includes chip-n-saw and sawtimber.

(3)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the three months ended September 30, 2019 and 2018.

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

	Nine Months Ended September 30,		Change
	2019	2018	%
Timber sales volume (tons) (1)
Pulpwood	969,702	1,038,687	(7)%
Sawtimber (2)	602,243	625,312	(4)%
	1,571,945	1,663,999	(6)%

Harvest Mix (1)
Pulpwood	62%	62%
Sawtimber (2)	38%	38%

Delivered % as of total volume (1)	72%	81%
Stumpage % as of total volume (1)	28%	19%

Net timber sales price (per ton) (1) (3)
Pulpwood	$14	$14	3%
Sawtimber (2)	$24	$24	3%

Timberland sales
Gross sales (000's)	$12,578	$14,904	(16)%
Sales volume (acres)	6,000	7,200	(18)%
% of fee acres	1.4%	1.5%
Sales price (per acre)	$2,114	$2,063	2%

Large dispositions (4)
Gross sales (000's)	$25,395	$—
Sales volumes (acres)	14,400	—
Sales price (per acre)	$1,758	$—
Gain on large dispositions (000's)	$7,961	$—

(1)
Excludes 43,300 tons harvested from the Bandon Property in the Pacific Northwest, which generated timber sales revenue of $3.5 million. The Bandon Property was acquired at the end of August 2018. Total volume harvested from the Bandon Property for the nine months ended September 30, 2019 accounted for less than 3% of our total harvest volume.

(2)	Includes chip-n-saw and sawtimber.

(3)
Prices per ton are rounded to the nearest dollar and shown on a stumpage basis (i.e., net of contract logging and hauling costs) and, as such, the sum of these prices multiplied by the tons sold does not equal timber sales in the accompanying consolidated statements of operations for the nine months ended September 30, 2019 and 2018.

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

Our third quarter 2019 timber sales revenue was 18% higher than the same quarter of 2018 due to (1) an 8% increase in timber sales revenue in the U.S. South resulting from a 15% increase in sales volume, a higher sawtimber mix and higher pulpwood stumpage pricing, offset by a decrease in delivered sales as a percentage of total volume (delivered sales revenue includes logging and hauling costs that customers pay for deliveries), and (2) contributions from the Bandon Property in the Pacific Northwest.

Our harvest volume in the U.S. South was higher than the third quarter of 2018 as we deferred harvest in the prior year quarter in anticipation of a better pricing environment, which was realized in subsequent periods. Our delivered sales mix decreased from prior year quarter primarily as a result of capitalizing on advantageous stumpage transactions. Our blended U.S. South net pulpwood price was 3% higher than the same quarter of 2018 and our net sawtimber price was comparable to the third quarter of 2018. Our realized stumpage prices continue to hold a significant premium over South-wide averages as tracked by TimberMart-South as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio. We expect to meet our full-year harvest volume target.

During the quarter, we harvested 24,000 tons from the Bandon Property in our Pacific Northwest region, which was acquired at the end of August 2018, generating $1.8 million in gross timber sales revenue. Over 86% of this volume was sawtimber. Over the remainder of the year, we anticipate increased harvest volume from Pacific Northwest, which will help drive up our sawtimber harvest mix.

We earned $3.4 million in asset management fees during the third quarter of 2019, including $2.8 million from the Triple T Joint Venture and $0.6 million from the Dawsonville Bluffs Joint Venture. Asset management fees have and are expected to continue to drive year-over-year revenue growth in 2019.

Comparison of the three months ended September 30, 2019 versus the three months ended September 30, 2018

Revenues. Revenues for the three months ended September 30, 2019 were $26.4 million, $1.8 million higher than the three months ended September 30, 2018 as a result of a $3.0 million increase in timber sales revenue and a $0.7 million increase in asset management fees, offset by a $1.6 million decrease in timberland sales revenue as we sold fewer acres, and a $0.3 million decrease in other revenue primarily due to lower hunting lease revenue. Timber sales revenue increased by $3.0 million, or 18%, due to a 19% increase in harvest volume, 4% higher sawtimber mix, and 3% higher pulpwood pricing in the U.S. South, offset by the decrease in delivered sales as a percentage of total volume. Harvest volume in the U.S. South was 15% higher than 2018 primarily due to harvest deferral in the prior year quarter. We harvested 24,000 tons from the Bandon Property in the Pacific Northwest, which contributed $1.8 million to the third quarter timber sales revenue.

Timber sales revenue by product for the three months ended September 30, 2019 and 2018 is shown in the following table:

	Three Months Ended September 30, 2018	Changes attributable to:		Three Months Ended September 30, 2019
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$9,359	$353	$44	$9,756
Sawtimber (2)	7,383	688	1,879	9,950
	$16,742	$1,041	$1,923	$19,706

(1)	Timber sales are presented on a gross basis. Timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

(2)	Includes chip-n-saw and sawtimber.

(3)	Changes in timber sales revenue related to properties acquired or disposed within the last 12 months are attributed to volume changes.

Operating Expenses. Contract logging and hauling costs increased to $8.3 million for the three months ended September 30, 2019 from $7.6 million for the three months ended September 30, 2018, an increase of 9%, primarily as a result of delivered sales volume from the Pacific Northwest where average logging rates are two to three times the rates in the U.S. South.

Depletion expense increased 32% to $8.2 million for the three months ended September 30, 2019 from $6.2 million for the three months ended September 30, 2018 due to a 19% increase in harvest volume, combined with higher blended depletion rates mainly as a result of harvest from the Pacific Northwest, which carry higher depletion rates than the U.S. South.

Cost of timberland sales decreased to $2.1 million for the three months ended September 30, 2019 from $3.2 million for the three months ended September 30, 2018 as we sold fewer acres in 2019.

Forestry management expenses increased to $1.7 million for the three months ended September 30, 2019 from $1.4 million for the three months ended September 30, 2018 primarily as a result of a $0.3 million increase in allocated personnel costs related to our asset management business, for which we earn asset management fees and receive reimbursements of certain personnel costs.

General and administrative expenses were $3.0 million for the three months ended September 30, 2019, $0.5 million higher than the prior year quarter primarily as a result of $0.6 million of net reimbursements of transaction costs related to the Triple T Joint Venture recognized in the third quarter 2018, partially offset by the increase in personnel costs allocated to forestry management expense related to our asset management business.

Other operating expenses were comparable to the prior year quarter.

Interest expense. Interest expense increased $0.2 million to $4.5 million for the three months ended September 30, 2019 primarily due to higher weighted-average interest rates as a result of higher LIBOR.

Gain on large dispositions. During the third quarter of 2019, we completed a large disposition of 10,800 acres of our wholly-owned timberlands and recognized a gain of $7.2 million.

Loss from unconsolidated joint ventures. During the three months ended September 30, 2019, we recognized a $25.7 million loss from the investment in the Triple T Joint Venture under the HLBV method of accounting. The HLBV method is commonly applied to equity investments in real estate where cash distributions vary at different points in time and are not directly linked to an investor's ownership percentage. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for additional information.

Net loss. Our net loss decreased to $20.6 million for the three months ended September 30, 2019 from $78.9 million for the three months ended September 30, 2018 primarily due to a $51.0 million decrease in loss from the Triple T Joint Venture under the HLBV method and a $7.2 million gain recognized on large dispositions. Our net loss per share for the three months ended September 30, 2019 and 2018 was $0.42 and $1.61, respectively.

Comparison of the nine months ended September 30, 2019 versus the nine months ended September 30, 2018

Revenues. Revenues for the nine months ended September 30, 2019 were $77.6 million, $2.7 million higher than revenues for the nine months ended September 30, 2018 as a result of a $6.4 million increase in asset management fees primarily earned from the Triple T Joint Venture, offset by a $2.3 million decrease in timberland sales revenue, as we sold fewer acres, a $0.7 million decrease in other revenue, and a $0.6 million decrease in timber sales. Timber sales revenue decreased by $0.6 million, or 1%, due to a 3% decrease in harvest volume mitigated by a 3% increase in both pulpwood and sawtimber stumpage prices in the U.S. South. Harvest volume in the U.S. South decreased by 6% as a result of wet weather and mill outages from prior quarters, as anticipated in our 2019 harvest plan. We harvested 43,300 tons from the Bandon Property in the Pacific Northwest, which contributed $3.5 million to gross timber sales revenue.

Timber sales revenue by product for the nine months ended September 30, 2019 and 2018 is shown in the following table:

	Nine Months Ended September 30, 2018	Changes attributable to:		Nine Months Ended September 30, 2019
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$29,294	$853	$(3,419)	$26,728
Sawtimber (2)	23,846	196	1,760	25,802
	$53,140	$1,049	$(1,659)	$52,530

(1)	Timber sales are presented on a gross basis. Timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

(2)	Includes chip-n-saw and sawtimber.

(3)	Changes in timber sales revenue related to properties acquired or disposed within the last 12 months are attributed to volume changes.

Operating Expenses. Contract logging and hauling costs decreased to $22.8 million for the nine months ended September 30, 2019 from $24.2 million for the nine months ended September 30, 2018, a decrease of 6%, primarily as a result of a 13% decrease in delivered sales volume offset by higher logging rates. Logging rates were higher in the current year due to wet weather and salvage operations in certain regions in the U.S. South from prior quarters and harvesting in the Pacific Northwest region, where logging rates are generally much higher than in the U.S. South.

Depletion expense decreased 2% to $19.5 million for the nine months ended September 30, 2019 from $19.9 million for the nine months ended September 30, 2018 due to a 3% decrease in harvest volume, offset by higher blended depletion rates mainly as a result of harvest from the Pacific Northwest, which carry higher depletion rates than the U.S. South.

Forestry management expenses increased to $5.0 million for the nine months ended September 30, 2019 from $4.6 million for the nine months ended September 30, 2018 primarily as a result of a $0.5 million increase in allocated personnel costs related to our asset management business, for which we earn asset management fees and receive reimbursements of certain personnel costs.

General and administrative expenses increased to $9.6 million for the nine months ended September 30, 2019 from $8.6 million for the nine months ended September 30, 2018 primarily as a result of $0.6 million of net reimbursements of transaction costs related to the Triple T Joint Venture recognized in the third quarter of 2018, and a $0.3 million increase in personnel costs related to our asset management business in 2019.

Other operating expenses increased to $4.6 million for the nine months ended September 30, 2019 from $4.2 million for the nine months ended September 30, 2018 primarily due to cost basis removed related to an expired timber lease in the first quarter of 2019.

Interest expense. Interest expense increased $2.7 million to $13.8 million for the nine months ended September 30, 2019 due to higher weighted-average debt outstanding and higher weighted-average interest rates as a result of higher LIBOR. Our debt balance in 2019 is higher due to borrowing $200.0 million to fund our investment in the Triple T Joint Venture.

Gain on large dispositions. We recognized a gain of $8.0 million from the disposition of 14,400 acres of our wholly-owned timberlands during the nine months ended September 30, 2019.

Loss from unconsolidated joint ventures. For the nine months ended September 30, 2019, we recognized a $81.8 million loss from the investment in the Triple T Joint Venture under the HLBV method of accounting, offset by $0.8 million of income from the Dawsonville Bluffs Joint Venture. The HLBV method is commonly applied to equity investments in real estate where cash distributions vary at different points in time and are not directly linked to an investor's ownership percentage. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for additional information.

Net loss. Our net loss decreased to $81.5 million for the nine months ended September 30, 2019 from $83.8 million for the nine months ended September 30, 2018 primarily due to recognizing an $8.0 million gain from large dispositions, a $2.7 million increase in revenues, and a $1.1 million decrease in expenses, offset by a $2.7 million increase in interest expense, and a $6.8 million increase in loss from unconsolidated joint ventures. Our net loss per share for the nine months ended September 30, 2019 and 2018 was $1.66 and $1.76, respectively.

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

For the three months ended September 30, 2019, Adjusted EBITDA was $16.5 million, a $5.1 million increase from the three months ended September 30, 2018, primarily due to a $3.8 million increase in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, a $2.3 million increase in net timber sales, a $0.7 million increase in asset management fee revenue, offset by a $1.5 million decrease in net timberland sales.

For the nine months ended September 30, 2019, Adjusted EBITDA was $41.8 million, a $1.4 million increase from the nine months ended September 30, 2018, primarily due to a $6.4 million increase in asset management fee revenue, offset by a $2.2 million decrease in net timberland sales, a $2.1 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, and a $0.7 million decrease in other revenue.

Our reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(20,557)	$(78,899)	$(81,517)	$(83,789)
Add:
Depletion	8,235	6,224	19,533	19,884
Basis of timberland sold, lease terminations and other (1)	1,854	2,983	10,329	10,771
Amortization (2)	299	493	986	2,532
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (3)	3,152	39	3,547	3,885
HLBV loss from unconsolidated joint venture (4)	25,712	76,755	81,800	76,755
Stock-based compensation expense	803	610	1,952	2,171
Interest expense (2)	4,220	3,883	12,987	8,754
Gain on large dispositions (5)	(7,197)	—	(7,961)	—
Other (6)	1	(632)	115	(597)
Adjusted EBITDA	$16,522	$11,456	$41,771	$40,366

(1)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(2)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of operating lease assets and liabilities, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.

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

As of September 30, 2019, the outstanding balance under the Amended Credit Agreement was $458.6 million, of which $100.0 million was outstanding under the Term Loan A-1, $100.0 million was outstanding under the Term Loan A-2, $68.6 million was outstanding under the Term Loan A-3, $140.0 million was outstanding under the Term Loan A-4, and $49.9 million was outstanding under the Multi-Draw Term Facility. The Term Loan A-1 matures on December 23, 2024 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.75%, the Term Loan A-2 matures on December 1, 2026 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.90%, the Term Loan A-3 matures on December 1, 2027 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 2.0%, the Term Loan A-4 matures on August 22, 2025 and bears interest at an adjustable rate based on one-month LIBOR Rate plus a margin of 1.70%, and the Multi-Draw Term Facility matures on December 1, 2024 and bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on our LTV Ratio.

As of September 30, 2019, we had ten outstanding interest rate swaps with a total notional value of $350.0 million. See Note 6 — Interest Rate Swaps of our accompanying financial statements for further details on our interest rate swaps. After consideration of the interest rate swaps, $108.6 million of our total debt outstanding was subject to variable interest rates while the remaining $350.0 million was subject to effectively fixed interest rates. As of September 30, 2019, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 4.21%.

Details of our variable-rate and effectively fixed-rate debt outstanding as of September 30, 2019, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$—	$108,555	$108,555
Effectively fixed-rate debt	$—	$—	$—	$—	$—	$350,000	$350,000
Average interest rate: (1)
Variable-rate debt	—%	—%	—%	—%	—%	4.03%	4.03%
Effectively fixed-rate debt	—%	—%	—%	—%	—%	4.26%	4.26%
(1)    Represents rates before consideration of expected patronage refunds.

On October 21, 2019, we terminated all ten of our existing interest rate swaps outstanding as of September 30, 2019 and entered two new forward-starting interest rate swaps with an effective date of November 29, 2019 and a total notional amount of $275.0 million. See Note 10 - Subsequent Events of our accompanying financial statements for further details on these two new interest rate swaps. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. After consideration of the two new swaps, a 1.0% change in interest rates would result in a change in interest expense of $1.8 million per year. The amount of variable-rate debt outstanding in the future will largely be dependent upon the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	57,562	$10.32	57,562	$10.32	$15.7	million
August 1 - August 31	—	$—	—	$—	$15.7	million
September 1 - September 30	—	$—	—	$—	$15.7	million
Total	57,562		57,562

(1)	See Item 2— Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital
Resources for details of our SRP .

(2)	Includes shares purchased as part of our SRP.

ITEM 6.    EXHIBITS
The exhibits required to be filed with this report are set forth below and incorporated by reference herein.

Exhibit Number	Description

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

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	October 31, 2019	By:	/s/ Brian M. Davis
Brian M. Davis President and Chief Financial Officer (Principal Financial Officer)