Form 10-K
period 2019-12-31
CatchMark Timber Trust, Inc.
filed 2020-02-28
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from ______ to _______.

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $506.2 million, computed by using the closing price of the Class A common stock as of that date on the New York Stock Exchange of $10.45 per share.

As of February 27, 2020: 49,041,812 shares of the registrant's Class A common stock were outstanding

Documents Incorporated by Reference
Certain portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2020 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLOSSARY

The following abbreviations or acronyms may be used in this document, including the consolidated financial statements and the notes thereto, and shall have the adjacent meanings set forth below:

AFM	American Forestry Management, Inc.
AgFirst	Agfirst Farm Credit Bank
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Common Stock	Class A common stock, $0.01 par value per share of CatchMark Timber Trust, Inc.
Code	Internal Revenue Code
EBITDA	Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles in the United States
HBU	Higher and Better Use
HLBV	Hypothetical Liquidation at Book Value
IP	International Paper Company
IPO	Initial Listed Public Offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTC	Long-Term Contract
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
MBF	Thousand Board Feet
MPERS	Missouri Department of Transportation & Patrol Retirement System
NCREIF	National Council of Real Estate Investment Fiduciaries
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
ROU	Right-of-use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SFI	Sustainable Forest Initiative
SOFR	Secured Overnight Financing Rate
SRP	Share Repurchase Program
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company

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

PART I

ITEM 1.BUSINESS

General

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and as of December 31, 2019, owned 99.99% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and, as of December 31, 2019, owned the remaining 0.01% of its common partnership units. CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly owned subsidiary of CatchMark Timber OP in 2006, is our taxable REIT subsidiary. Unless otherwise noted, references to CatchMark, "we", "us", or "our" herein include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

We strive to deliver consistent and predictable per-share cash flow growth from disciplined acquisitions, active management, sustainable harvests, and well-timed real estate sales. We intend to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality industrial timberlands, as well as opportunistic land sales and asset management fees to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that improve the biological growth of our forests.

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

For the years ended December 31, 2019, 2018 and 2017, our revenues from timber sales, timberland sales, asset management fees, and other non-harvest related sources, as a percentage of our total revenue, are set forth in the table below:

	2019	2018	2017
Timber sales	68%	71%	78%
Timberland sales	17%	18%	16%
Asset management fees	11%	6%	—%
Other revenues	4%	5%	6%
Total	100%	100%	100%

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

The following table presents operating revenues by reportable segment:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Harvest	$77,189	$74,734	$76,419
Real Estate	17,572	17,520	14,768
Investment Management	11,948	5,603	108
Total	$106,709	$97,857	$91,295

Current Timberland Holdings

As of December 31, 2019, we wholly owned interests in 435,500 acres of high-quality industrial timberlands consisting of 18.6 million tons of merchantable timber inventory. Of the wholly-owned timberlands, 417,400 acres were located in six states in the U.S. South and 18,100 acres were located in Oregon. Our timberlands have been intensively managed for sustainable commercial timber production and are located within attractive and desirable fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities.

In addition to our wholly-owned timber assets, as of December 31, 2019, we owned a common limited partnership interest in the Triple T Joint Venture, which owns 1.1 million acres of high-quality industrial East Texas timberlands with an estimated 44.1 million tons of merchantable timber inventory, and we owned a 50% membership interest in the Dawsonville Bluffs Joint Venture, which owns a mitigation bank with a book basis of $2.6 million as of December 31, 2019. During 2019, the Dawsonville Bluffs Joint Venture completed the disposition of its remaining 5,000 acres of high-quality commercial timberlands located in North Georgia for $10.2 million.

Please refer to Item 2 — Properties for more details on our timber and timberland properties.

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

Pursue Attractive Timberland Acquisitions. We seek to identify and acquire high-quality industrial timberland properties, with our average deal size ranging from 2,500 to 25,000 acres. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective timberland property or properties, including, but not limited to:

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

From time to time, we also sell blocks of timberland properties under a capital recycling program in order to generate proceeds to fund capital allocation priorities, including, but not limited to, redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. Such large dispositions are not part of core operations, are infrequent in nature, and may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value. Timberland disposition opportunities under our capital recycling program are evaluated based in part on inventory stocking and mix profiles, productivity characteristics, geographical diversification and procurement and operating areas.

Create Value Through Joint Ventures. We seek to create additional value through institutional equity joint ventures to acquire, own, and manage timberland properties that meet our core investment strategy. The timberland properties acquired through the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture fit our profile for high quality assets with excellent stocking. The Triple T Joint Venture offers potentially significant investment returns through incentive-based promotes and attractive long-term, sustainable growth from high-quality timberlands. Our investment in the Dawsonville Bluffs Joint Venture has generated significant earnings and cash flows. Additionally, we have established and expanded our investment management business by managing the day-to-day operations of both joint ventures and earning asset management fee income, which supports our dividend and growth strategy.

Practice Sound Environmental Stewardship. We remain committed to responsible environmental stewardship and sustainable forestry. Our wholly-owned timberlands, except those that have been recently acquired, and timberlands held by the Triple T Joint Venture, have been third-party audited and certified in accordance with the 2015-2019 SFI standards (extended through December 2021). We are currently conducting the necessary procedures to get our recently acquired timberlands third-party audited and certified in accordance with the SFI standards within the next 12 months. SFI standards promote sustainable forest management through recognized core principles, including measures to protect water quality, biodiversity, wildlife habitat and at-risk species. Our timberlands are further managed to meet or exceed all state regulations through the implementation of best management practices as well as internal policies designed to ensure compliance. We believe our continued commitment to environmental stewardship will allow us to maintain our timberlands’ productivity, grow our customer base, and enhance our reputation as a preferred timber supplier.

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

Transaction Activities

We executed the following timberland transactions during the three years ended December 31, 2019:

Acquisitions

During the years ended December 31, 2019, 2018, and 2017, we acquired 900 acres, 18,100 acres, and 19,600 acres of timberlands, respectively, totaling 38,600 acres. The properties acquired are well stocked with merchantable timber inventory, located in high-demand mill markets, and complement our existing timberland portfolio. Together, they added 2.1 million tons to our merchantable timber inventory, averaging 54 tons per acre, comprised of 83% pine plantations by acreage and 70% sawtimber by tons. Our timberland ownership expanded into the Pacific Northwest in 2018.

On July 6, 2018, we invested $200.0 million in the Triple T Joint Venture in exchange for a common limited partnership interest, exclusive of transaction costs. The Triple T Joint Venture acquired 1.1 million acres of East Texas industrial timberlands (the "Triple T Timberlands") for $1.39 billion. The Triple T Timberlands contained an estimated 38.0 million tons of merchantable timber inventory as of the date of acquisition. In April 2017, we entered into the Dawsonville Bluffs Joint Venture which acquired a portfolio of 11,000 acres of commercial timberlands located in North Georgia for an aggregate purchase price of $20.0 million, exclusive of transaction costs.

Land Sales

During the years ended December 31, 2019, 2018, and 2017, we sold 9,200, 8,500, and 7,700 acres of timberland, respectively, in the U.S. South. These land sales represented approximately 2.2%, 1.8%, and 1.7%, respectively, of our average fee timberland acreage (based on average quarterly fee timberland acreage) for each year. For the years ended December 31, 2019, 2018, and 2017, the disposed timberlands had an average merchantable timber stocking of 37, 26, and 27 tons per acre, respectively, as compared to 43, 42, and 41 tons per acre for our U.S. South portfolio at the beginning of each respective year.

Large Dispositions

Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities, including, but not limited to, redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. Such large dispositions are not part of core operations, are infrequent in nature, and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.
During the years ended December 31, 2019 and 2018, we completed large dispositions of 14,400 and 56,100 acres of wholly-owned timberlands for $25.4 million and $79.3 million, respectively. These large dispositions represented approximately 3.4% and 11.9% of our average fee timberland acreage (based on average quarterly fee timberland acreage) for each year. For the years ended December 31, 2019 and 2018, the large dispositions had an average merchantable timber stocking of 37 and 32 tons per acre, as compared to 43 and 42 tons per acre for our U.S. South portfolio at the beginning of 2019 and 2018. We did not complete any large dispositions in 2017.

Timber Agreements

Mahrt Timber Agreements

We are party to a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly-owned subsidiary of WestRock. The master stumpage agreement provides that we will sell specified amounts of timber and make available certain portions of our timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase a specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly market pricing adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable consumer for the wood products from its timberlands.

For the year ended December 31, 2019, WestRock purchased 410,000 tons under the Mahrt Timber Agreements, which exceeded the minimum requirement of 375,000 tons. WestRock has historically purchased tonnage that exceeded the minimum requirement under Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We derived approximately 12%, 17%, and 17% of our net timber sales revenue from the Mahrt Timber Agreements in each of the years ended December 31, 2019, 2018, and 2017, respectively. For 2020, we are required to make available to WestRock for purchase, and WestRock is required to purchase, a minimum of 409,000 tons of timber under the Mahrt Timber Agreements.

Carolinas Supply Agreement

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition completed in 2016. The Carolinas Supply Agreement requires us to harvest and sell agreed-upon pulpwood volumes to IP and IP is required to purchase these volumes at defined market prices. Through its expiration on November 3, 2026, the Carolinas Supply Agreement is expected to represent between 100,000 to 150,000 tons of our annual harvest.

During the year ended December 31, 2019, we sold 117,000 tons of timber under the Carolinas Supply Agreement, which exceeded the required 99,000 tons. We derived approximately 4%, 5%, and 6% of our net timber sales revenue from the Carolinas Supply Agreement in 2019, 2018, and 2017, respectively. For 2020, IP is required to purchase a minimum of 82,000 tons of timber under the Carolinas Supply Agreement.

Credit Risk of Customers

For the year ended December 31, 2019, our largest customer, WestRock, represented 16% of our total revenues. No other customer represented more than 10% of our total revenues. The loss of WestRock as a customer would have a material adverse effect on our operating results. We sold timber to 69 customers in 2019, compared to 67 in 2018.

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

Employees

As of December 31, 2019, we had 26 employees.

Access to SEC Filings and Other Information

Our website is www.catchmark.com. We make available on the Investor Relations section of our website, free of charge, our Annual Reports to Stockholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC. Our documents filed with, or furnished to, the SEC are also available for review at the SEC's website at www.sec.gov.

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

The Mahrt Timber Agreements we entered into with WestRock provide that we will sell specified amounts of timber to WestRock, subject to market pricing adjustments and certain early termination rights of the parties. The Mahrt Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for WestRock, in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from our timberlands. Our financial performance is substantially dependent on the economic performance of WestRock as a consumer of our wood products. Approximately 12% of our net timber sales revenue for 2019 was derived from the Mahrt Timber Agreements, which exceeded the minimum amount of timber that WestRock was required to purchase pursuant to the Mahrt Timber Agreements. If WestRock does not continue to purchase significantly more than the minimum amount of timber it is required to purchase from us, or if WestRock becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.

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

A key component of our business and growth strategies is to pursue timberland acquisition opportunities. Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. We also face significant competition in pursuing timberland investments from other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; school and university endowments; individuals; and other entities. The market for high-quality timberland is highly competitive given how infrequently those assets become available for purchase. As a result, many real estate investors have built up their cash positions and face aggressive competition to purchase quality timberland assets. A significant number of entities and resources competing for high-quality timberland properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. In addition, our future acquisitions, if any, may not perform in accordance with our expectations, due to lower merchantable inventory, lower product pricing or other factors. Finally, we anticipate financing these acquisitions through proceeds from debt or equity offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof, and our inability to finance acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations could adversely affect our results of operations.  We cannot assure you that we will be successful in obtaining suitable investments on financially attractive terms, that we will be able to finance the purchase of such investments or that, if we make investments, our objectives will be achieved.

We depend on external sources of capital for future growth, and our ability to access the capital markets may be restricted.

Our ability to finance our growth is, to a significant degree, dependent on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, increases in interest rates, an unfavorable market perception of our growth potential, including our joint venture strategy, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may be limited by the terms of our bylaws, which restrict our incurrence of debt, in some circumstances, and by our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us or at all, and the failure to obtain necessary capital could materially adversely affect our future growth.

As a relatively small public company, our general and administrative expenses are a larger percentage of our total revenues than many other public companies, which may have a greater effect on our financial performance and may reduce cash available for distribution to our stockholders.

Our total assets as of December 31, 2019 were $663.9 million and our revenues for the year ended December 31, 2019 were $106.7 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our general and administrative expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available to distribute to our stockholders.

We depend on FRC and AFM to manage our timberlands, and a loss of the services of one or both of them could jeopardize our ongoing operations.

We are party to timberland operating agreements with FRC and AFM (together, our "Forest Managers"), which are renewable on an annual basis. Pursuant to these agreements, we depend upon our Forest Managers to manage and operate our timberlands and related timber operations and to ensure delivery of timber to our customers. To the extent we lose the services of our Forest Managers, we are unable to obtain the services of our Forest Managers at reasonable prices, or our Forest Managers do not perform the services in accordance with the timberland operating agreements, our results of operations may be adversely affected.

Our real estate investment activity is concentrated in timberlands, making us more vulnerable economically than if our investments were diversified.

We have only acquired interests in timberlands and expect to make additional timberlands acquisitions in the future. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our strategy to invest primarily, if not exclusively, in timberlands. A downturn in the real estate industry generally or the timber or forest products industries specifically could reduce the value of our properties and could require us to recognize impairment losses from our properties. A downturn in the timber or forest products industries also could prevent our customers from making payments to us and, consequently, would prevent us from meeting debt service obligations or making distributions to our stockholders. The risks we face may be more pronounced than if we diversified our investments outside real estate or outside timberlands.

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

We depend on the efforts and expertise of our Chief Executive Officer and President, our Chief Financial Officer and Senior Vice President and our Chief Resources Officer and Senior Vice President to execute our business strategy, and we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, would have an adverse effect on our business.

In addition, our asset management agreement with the Triple T Joint Venture includes a "key man" provision requiring us to find a suitable replacement for Jerry Barag, our former Chief Executive Officer, within one year of his retirement, or by January 21, 2021. If we fail to find such suitable replacement within that time period, the Preferred Investors in the Triple T Joint Venture have the right to terminate the asset management agreement, which would have a materially adverse effect on our business.

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
In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, which could have a material adverse effect on us. In the case of any joint ventures we might enter into but do not manage, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, overall business controls that are not under our control, which could have a material adverse effect on us. In addition, we rely on our Forest Managers and their systems to provide us with certain information related to our operations, including our timber and timberland sales. Although we review such information prior to incorporating it into our accounting systems, we cannot assure the accuracy of such information. If our Forest Managers’ systems fail to accurately report to us the information on which we rely, we may not be able to accurately report our financial results, which could have a material adverse effect on us.

The requirements of complying with the Exchange Act and the Sarbanes-Oxley Act may strain our resources and occupy the time and energies of management.

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), including Section 404 of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. The effort to comply with these requirements and maintain effective internal controls is costly and may divert management’s attention from other business concerns, which could adversely affect our business, financial condition or results of operations.

We have experienced net losses historically and may experience losses again in the future.

From our inception through the end of 2019, other than in 2014, we have incurred net losses. Historical net losses have generally been a result of non-cash charges, including depletion expense. If we are unable to generate net income in the future, and continue to incur net losses, our financial condition, results of operations, cash flows, and our ability to service our indebtedness and make distributions to our stockholders could be materially and adversely affected, which could adversely affect the market price of our common stock.

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

On an annual basis, we intend to sell approximately 1% to 2% of our fee timberland acreage, specifically timberlands that we have determined have become more valuable for development, recreational, conservation and other uses than for growing timber, which we refer to as HBU properties. We intend to use the proceeds from these sales to support our distributions to our stockholders. From time to time, we also sell blocks of timberland properties under a capital recycling program in order to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. We may also sell portions of our timberland from time to time in response to changing economic, financial or investment conditions. Because timberlands are relatively illiquid investments, our ability to promptly sell timberlands is limited. The following factors, among others, may adversely affect the timing and amount of our income generated by sales of our timberlands:

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

The volume and value of timber that can be harvested from the timberlands we own and may acquire may be limited by natural disasters such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding, and other weather conditions and natural disasters, as well as other causes such as theft, trespass, condemnation or other casualty. We do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Any funds used for such losses would reduce cash available for distributions to our stockholders.

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

If we acquire additional properties, we likely will expect to realize revenues from timber and non-timber-related activities, such as the sale of conservation easements and recreational leases. Non-timber activities can contribute significantly to the revenues that we derive from a particular property. We will rely on estimates to forecast the amount and extent of revenues from non-timber-related activities on our timberlands. If our estimates concerning the revenue from non-timber-related activities are incorrect, we may not be able to realize the projected revenues. If we are unable to realize the level of revenues that we expect from non-timber activities, our revenues from the underlying timberland would be less than expected and our results of operations and ability to make distributions to our stockholders may be negatively impacted.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information, such as personally identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures and those of our information technology vendors will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems and those of our information technology vendors could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any one of which could materially and adversely affect our financial condition and results of operations.

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

Our ability to realize the anticipated benefits of the Triple T Joint Venture depends, in part, on our ability to successfully manage the business and operations of the Triple T Timberlands acquired by the Triple T Joint Venture. Following the consummation of the Triple T Joint Venture, the number of acres of timberlands under our management increased significantly. The management and operation of a newly-acquired business can be a complex, costly and time-consuming process. As a result, we are required to devote significant management attention and resources to managing the business practices and operations of the Triple T Timberlands for the Triple T Joint Venture. The failure to meet the challenges involved in the management of the business and operations of the Triple T Timberlands and to realize the anticipated benefits of the Triple T Joint Venture could cause an interruption of, or a loss of momentum in, our business activities or those of the Triple T Timberlands and could adversely impact our business, financial condition and results of operations. In addition, the overall management of the business and operations of the Triple T Timberlands may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention.

The challenges in our ability to realize the anticipated benefits of the Triple T Joint Venture include the factors identified elsewhere in this annual report relating to the timberlands business, and include, but are not limited to:

•	the Triple T Joint Venture’s dependency on, and obligations under, long-term third-party customer contracts;

•	the right of the preferred investors to receive a preferred return and a return of capital before we receive our preferred return or any return of capital;

•
our partners in the Triple T Joint Venture have significant governance rights, including major decision rights on management and operational matters, and we may arrive at an impasse with these partners relating to one or more of these matters;

•	our asset management fees from the Triple T Joint Venture are subject to deferral if certain financial objectives are not obtained and are subject to decrease over time;

•
our asset management agreement with the Triple T Joint Venture is subject to termination, including if we are not able to find a suitable “key man” replacement for Jerry Barag within 12 months of his retirement or upon the failure of the Triple T Joint Venture to meet certain financial and operational performance objectives;

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

In addition, even if we are not able to successfully manage the business and operations of the Triple T Timberlands, the full benefits of the transaction may not be realized. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred. Furthermore, the Triple T Timberlands may have unknown or contingent liabilities that were not discovered during the course of due diligence. These liabilities could include exposure to unexpected environmental problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to the Triple T Joint Venture.

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

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, in the future, our board of directors may by resolution elect to opt into the business combination provisions of the MGCL and our board of directors may, by amendment to our bylaws and without stockholder approval, opt in to the control share provisions of the MGCL.

Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-current market price.

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

We are party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019 and February 12, 2020 (the "Amended Credit Agreement"), with a syndicate of lenders, including CoBank, that provides for a senior secured credit facility of up to $643.6 million, which includes four term loan facilities totaling $408.6 million, a $35 million revolving credit facility, and a $200 million multi-draw credit facility. We had a total of $458.6 million outstanding as of December 31, 2019, of which $408.6 million were outstanding term loans, and $49.9 million was outstanding under out multi-draw term facility.

Our existing indebtedness and any indebtedness we may incur in the future could have important consequences to us and the trading price of our common stock, including:

•	limiting our ability to borrow additional amounts for execution of our growth strategy, capital expenditures, debt service requirements, working capital or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to service the debt;

•	increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates;

•	limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;

•	limiting our ability or increasing the costs to refinance indebtedness;

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

•
causing us to default on our obligations or violate restrictive covenants, in which case the lenders or mortgagees may accelerate our debt obligations, foreclose on the properties that secure their loans and take control of our properties that secure their loans and collect net timber revenues and other property income; and

•
in the event of a default under any of our recourse indebtedness or in certain circumstances under our mortgage indebtedness, we would be liable for any deficiency between the value of the property securing such loan and the principal and accrued interest on the loan.

If any one of these events were to occur, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations could be materially and adversely affected.

Our financial condition could be adversely affected by financial and other covenants and other provisions under the Amended Credit Agreement or other debt agreements.

Pursuant to the Amended Credit Agreement, we are required to comply with certain financial and operating covenants, including, among other things, covenants that require us to maintain certain leverage, coverage and LTV ratios and a minimum liquidity balance and covenants that prohibit or restrict our ability to incur additional indebtedness, grant liens on our real or personal property, make certain investments, dispose of our assets and enter into certain other types of transactions. The Amended Credit Agreement also prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than 50%. We may only declare and pay distributions not required to maintain our REIT status if our LTV ratio is less than 50% and we maintain a minimum fixed-charge coverage ratio of 1.05:1.00, and a minimum liquidity balance, as defined by the Amended Credit Agreement, of $25 million. Failure to comply with any of these covenants would likely result in us being prohibited from making any distributions.

Our credit agreement also subjects us to mandatory prepayment from proceeds generated from certain dispositions of timberlands or lease terminations, which may have the effect of limiting our ability to make distributions under certain circumstances. Provided that no event of default has occurred and the LTV ratio, calculated after giving effect to the disposition, does not exceed 42.5%, the mandatory prepayment requirement excludes (1) net real property disposition proceeds until the aggregate amount of such proceeds received during any fiscal year exceeds 2% of the bank value of the timberlands; (2) lease termination proceeds until the amount of such proceeds exceeds 0.5% of the bank value of the timberlands in a single termination or 1.5% in aggregate over the term of the facility; and (3) net real property disposition proceeds from large property dispositions, as defined, to the extent the proceeds are used within 270 days of receipt for acquisition of additional real property that will be subject to the lien of the Amended Credit Agreement. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, a breach of these covenants or other event of default would allow CoBank to accelerate payment of the loan. Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

Our ability to comply with these covenants and other provisions may be affected by events beyond our control, and we cannot assure you that we will be able to comply with these covenants and other provisions. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against collateral granted to them, if any, to secure the indebtedness. If our current or future lenders accelerate the payment of the indebtedness owed to them, we cannot assure you that our assets would be sufficient to repay in full our outstanding indebtedness, including the loans under the Amended Credit Agreement.

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
Our ability to make payments on our indebtedness, including the loans under the Amended Credit Agreement, and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We conduct our operations primarily through our subsidiaries. As a result, our ability to service our debt, including our obligations under the Amended Credit Agreement and other obligations, depends largely on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. In addition, any payment of dividends, loans or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations.
Additionally, our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. We cannot assure you that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the loans under the Amended Credit Agreement, or to fund our other liquidity needs and make necessary capital expenditures.
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

A portion of our outstanding and potential future debt, including under the Amended Credit Agreement, bears or will bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase could be more significant for us than it would be for competitors that have less variable rate debt. Increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

The phase-out of LIBOR could affect interest rates for our variable rate debt and interest rate swap arrangements.
LIBOR is used as a reference rate for our variable rate debt under the Amended Credit Agreement and for our interest rate swap arrangements. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement. The Amended Credit Agreement and our interest rate swap agreements, which are used to hedge the floating rate exposure of the Amended Credit Agreement, provide that if LIBOR is no longer available, we must agree upon a benchmark replacement index with CoBank for the Amended Credit Agreement and Rabobank International for the interest rate swaps, and in the case of the Amended Credit Agreement, that replacement must be posted to the lenders and, unless the required lenders provide written notice that such replacement is not acceptable, such replacement shall thereafter become effective. In such circumstances, the interest rates on our variable rate debt under the Amended Credit Agreement and in our interest rate swap arrangements may change. The new rates may not be as favorable as those in effect prior to any LIBOR phase-out. In addition, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
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

Turmoil in the global financial system may have an impact on our business and our financial condition. Despite improved access to capital for some companies, the capital and credit markets continue to be affected by extreme volatility and have experienced disruption during the past decade. The health of the global capital markets remains a concern. We have relied on debt financing to finance our timberlands. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Disruptions in the financial markets could have an impact on our interest rate swap agreements if our counterparties are forced to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. We may be materially and adversely affected in the event of a significant default by one of our counterparties. In addition, depressed economic conditions could influence the levels of home buying and consumer spending, which could reduce the demand for homes and other goods produced from our wood, which would have a material adverse effect on our financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions; industry cycles; and financial, business, and other factors affecting our operations, many of which are beyond our control.

Federal Income Tax Risks

Failure to continue to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders and materially and adversely affect our financial condition and results of operations.

We believe that we have been organized, owned and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and that our intended manner of ownership and operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Code. We cannot assure you that we will satisfy the requirements for REIT qualification in the future. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify to be taxed as a REIT for any taxable year, we will be subject to federal and applicable state and local corporate income tax on our taxable income, if any, determined without a dividends-paid deduction, and, possibly, penalties. In addition, we could not re-elect to be taxed as a REIT for the four taxable years following the year during which we failed to qualify (unless we were entitled to relief under applicable statutory provisions). To the extent we have taxable income, losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

The failure of Creek Pine REIT, LLC to qualify as a REIT could cause us to fail to qualify as a REIT.

On July 6, 2018, our operating partnership completed its investment in Creek Pine Holdings, LLC, which owns our interest in the Triple T Joint Venture. Because the Triple T Joint Venture's sole asset is its interest in Creek Pine REIT, LLC ("Creek Pine REIT"), we own an indirect interest in Creek Pine REIT. Creek Pine REIT elected to be taxed as a REIT beginning with its taxable year ended December 31, 2018. Equity in a REIT is a qualifying asset for purposes of the REIT asset tests, and dividends from a REIT are qualifying income for purposes of the REIT gross income tests. Creek Pine REIT is subject to the same REIT qualification requirements that apply to us. If Creek Pine REIT were to fail to qualify as a REIT, (i) Creek Pine REIT would become subject to U.S. federal and applicable state and local corporate income tax and (ii) our interest in Creek Pine REIT would cease to be a qualifying asset for purposes of our REIT asset tests, potentially causing us to fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Legislative or regulatory tax changes could adversely affect us, our stockholders or our customers.

The federal income tax laws governing REITs and their stockholders, and administrative interpretations of those laws, may be amended at any time, possibly with retroactive effect.

The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") made numerous large and small changes to the tax rules that may affect our stockholders and our customers and may directly or indirectly affect us. Many of the changes applicable to individuals apply only through December 31, 2025, including a deduction of up to 20% of ordinary REIT dividends for non-corporate taxpayers. The IRS has issued significant guidance under the TCJA, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the TCJA, are possible.

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

Even if we continue to qualify to be taxed as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually dividends equal to at least 90% of our REIT taxable income to our stockholders (determined without regard to the dividends-paid deduction and excluding net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income, including undistributed net capital gains.

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

As a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In addition, gross income from prohibited transactions would be excluded from both of the gross income tests. In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business unless we qualify for a safe harbor exception. Delivered logs, if harvested and sold by a REIT directly, would likely constitute property held for sale to customers in the ordinary course of business and would, therefore, be subject to the prohibited transactions tax if sold at a gain. Accordingly, we sell standing timber to CatchMark TRS under pay-as-cut contracts which generate capital gain to us under Section 631(b) of the Code (to the extent the timber has been held by us for more than one year), and CatchMark TRS, in turn, harvests such timber and sells logs to its customers. However, if the IRS were to successfully disregard CatchMark TRS’ role as the harvester and seller of such logs for federal income tax purposes, our income, if any, from such sales could be subject to the 100% prohibited transaction tax. In addition, sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions. We intend to avoid the 100% prohibited transaction tax by satisfying safe harbors in the Code, structuring dispositions as non-taxable like-kind exchanges or making sales that otherwise would be prohibited transactions through one or more TRSs whose taxable income is subject to regular corporate income tax. We may not, however, always be able to identify properties that might be treated as part of a “dealer” land sales business. For example, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

Restrictions on deduction of our interest expense could prevent us from satisfying the REIT distribution requirements and cause us to incur income or excise taxes.

Section 163(j) of the Code, as amended by the TCJA, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect, and elects, to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property.

The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes, including Creek Pine REIT and its taxable

REIT subsidiary. Certain of our subsidiaries have incurred substantial indebtedness and interest expense, as has Creek Pine REIT. To the extent that interest expense is not deductible, taxable income will be increased, as will REIT distribution requirements and the amounts needed to distribute to avoid incurring income and excise taxes. Failure to be eligible for the electing real property trade or business exception or another exception could result in significant limitations on deductibility of the interest expense that we and Creek Pine REIT generate, impacting the taxable income and ability of us and Creek Pine REIT to satisfy the distribution requirements for REIT qualification and to avoid corporate income tax liability.

Final regulations for Section 163(j) of the Code have not been issued. Accordingly, it was not clear whether the exception for an electing real property trade or business applied to us, our subsidiaries or Creek Pine REIT for the tax year ended December 31, 2018 and the uncertainty remains for the 2019 tax year. We, CatchMark Timber OP, and Creek Pine REIT each made an irrevocable election under Section 163(j) to be considered a real property trade or business via a statement attached to and made part of its U.S. Return of Partnership Income for the tax year ended December 31, 2018. The IRS could assert that one or more of these entities is not eligible to elect real property trade or business status for purposes of Section 163(j).

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

Each year, REITs are required to distribute dividends equal to at least 90% of their REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We have substantial net operating losses that, subject to possible limitations, will reduce our taxable income. In addition, capital gains may be retained by us but would be subject to income taxes. If capital gains are retained rather than distributed, our stockholders would be notified and they would be deemed to have received a taxable distribution, with a refundable credit for any federal income tax paid by us. Accordingly, we will not be required to distribute material amounts of cash if substantially all of our taxable income is income from timber-cutting contracts or sales of timberland that is treated as capital gains income. Our board of directors, in its sole discretion, determines the amount of quarterly dividends to be provided to our stockholders based on consideration of a number of factors, including but not limited to, tax considerations. Consequently, our dividend levels may fluctuate.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates applicable to “qualified dividend income.”
The maximum U.S. federal income tax rate for “qualified dividend income” for non-corporate U.S. stockholders currently is 20%. However, ordinary dividends, i.e., dividends that are not designated as capital gain dividends or qualified dividend income, payable by REITs (“qualified REIT dividends”) generally are not eligible for the reduced rates applicable to qualified dividend income and generally are taxed at ordinary income tax rates. However, non-corporate U.S. stockholders are entitled to a deduction of up to 20% of their qualified REIT dividends received in taxable years beginning before January 1, 2026, subject to certain limitations. Non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at the lower rates as qualified dividend income.
Our use of taxable REIT subsidiaries may affect the value of our common stock relative to the share price of other REITs.

We conduct a significant portion of our business activities through one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs enables us to engage in non-REIT-qualifying business activities. However, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT-qualifying operations. The taxable income of TRSs, including CatchMark TRS, is subject to federal and applicable state and local income tax. While we seek to structure the pricing of our timber sales to CatchMark TRS at market rates, the IRS could assert that such pricing does not reflect arm’s-length pricing and impute additional taxable income to CatchMark TRS or impose excise taxes. Our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs as extensively as we use them.

We may be limited in our ability to fund distributions on our capital stock and pay our indebtedness using cash generated through our TRSs.

Our ability to receive dividends from our TRSs is limited by the rules with which we must comply to maintain our qualification as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from passive real estate sources including sales of our standing timber and other types of qualifying real estate income, and no more than 25% of our gross income may consist of dividends from TRSs and other non-real estate income. This limitation on our ability to receive dividends from our TRSs may affect our ability to fund cash distributions to our stockholders or make payments on our borrowings using cash flows from our TRSs. The net income of our TRSs is not required to be distributed, and income that is not distributed will not be subject to the REIT income distribution requirement.

There may be tax consequences to any modifications to our variable rate debt and interest rate swap arrangements to replace references to LIBOR.
The publication of LIBOR rates may be discontinued after 2021. LIBOR is used as a reference rate for our variable rate debt under the Amended Credit Agreement and for our interest rate swap arrangements. We may have to renegotiate the Amended Credit Agreement and our interest rate swap agreements to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
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

The trading market for our common stock partly relies on the research and reports that industry or financial analysts publish about us or our business. We do not control analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares of common stock or our industry, or the stock of any of our competitors, the price of our shares could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our shares of common stock to decline.

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

One of the factors that may influence the price of our common stock is our distribution rate on the common stock (as a percentage of the share price of our common stock), relative to market interest rates. We have declared and paid cash distributions in each quarter since the first quarter of 2014 and expect to declare cash distributions in the future. If market interest rates increase, prospective purchasers of our common stock may desire a higher yield on our common stock or seek securities paying higher dividends or yields. Higher interest rates, however, would likely increase our borrowing costs and might decrease our funds available for distribution. Therefore, we may not be able, or may choose not, to pay a higher distribution rate. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
As of December 31, 2019, we wholly owned interests in 435,500 acres of high-quality industrial timberland in the U.S. South and the Pacific Northwest, consisting of 410,200 acres of fee timberlands and 25,300 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper, and wood products manufacturing facilities. Our Southern timberlands consisted of 72% pine plantations by acreage and 52% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 82% sawtimber by volume. Our leased timberlands of 25,300 acres were all under one long-term lease expiring in 2022, which we refer to as the LTC lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of December 31, 2019 (1)	Fee	Lease	Total
South
Alabama	70,000	1,800	71,800
Florida	2,000	—	2,000
Georgia	248,000	23,500	271,500
North Carolina	100	—	100
South Carolina	71,700	—	71,700
Tennessee	300	—	300
	392,100	25,300	417,400
Pacific Northwest
Oregon	18,100	—	18,100
Total	410,200	25,300	435,500
(1)    Represents wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

As of December 31, 2019, our wholly-owned timber inventory consisted of an estimated 18.6 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory (1)	Fee	Lease	Total
Pulpwood	8.2	0.5	8.7
Sawtimber (2)	9.5	0.4	9.9
Total	17.7	0.9	18.6
(1) Merchantable timber inventory includes current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.
(2) Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of December 31, 2019 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of December 31, 2019
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6% (1)
Acreage owned by the joint venture	—	1,092,000
Merchantable timber inventory (million tons)	—	44.1 (2)
Location	Georgia	Texas

(1)	Represents our share of total partner capital contributions.

(2)	Triple T considers inventory to be merchantable at age 12. Merchantable timber inventory includes current year growth.

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

The graphs below present the number of acres of our timberland as of December 31, 2019 by age class:

(1)	Acres presented in the graph includes fee timberland only and excludes 11,300 acres of non-forest land.

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

Holders

As of February 27, 2020, there were 1,505 stockholders of record of our common stock.

Cumulative Total Shareholder Return

The following graph compares the cumulative total shareholder return on our common stock with the Russell 3000, which is a broad-based market index of issuers with similar capitalization, and with the S&P Global Timber & Forestry Index, which is an industry specific market index of peer issuers, from December 31, 2014 to December 31, 2019. The graph assumes a $100 investment in each of the indices on December 31, 2014, and the dividends received are reinvested at month-end.
The data in the following table was used to create the above graph as of the respective dates:

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
CatchMark Timber Trust, Inc.	$100	$104	$109	$133	$76	$128
Russell 3000 Index	$100	$99	$109	$129	$120	$155
Russell Microcap Index	$100	$94	$111	$125	$107	$130
S&P Global Timber & Forestry Index	$100	$91	$100	$132	$106	$123

(1)	Data points are the last trading day of each fiscal year.

Issuer Purchase of Equity Securities

During the fourth quarter of 2019, we did not repurchase any shares of our common stock under our SRP (see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources section for further details about our SRP).

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the five years ended December 31, 2019 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 — Financial Statements and Supplementary Data hereof. All amounts are in thousands except for per-share, tonnage, acreage, and per-acre data.

	As of December 31,
	2019	2018	2017	2016	2015
Financial Position
Cash and cash equivalents	$11,487	$5,614	$7,805	$9,108	$8,025
Total assets	$663,865	$804,772	$740,158	$709,824	$599,095
Outstanding debt	$458,555	$478,619	$337,619	$325,656	$185,002
Total liabilities	$470,662	$483,116	$337,778	$328,754	$188,057
Total stockholders’ equity	$192,641	$321,656	$402,380	$381,070	$411,038
Total equity	$193,203	$321,656	$402,380	$381,070	$411,038

Period - End Acres
Fee	410,200	432,900	479,400	467,500	401,200
Lease	25,300	30,200	30,900	32,100	23,800
Wholly-owned total	435,500	463,100	510,300	499,600	425,000
Joint venture interest (1)	1,092,000	1,104,800	10,500	—	—
Total acres	1,527,500	1,567,900	520,800	499,600	425,000

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Operating Results
Total revenues	$106,709	$97,857	$91,295	$81,855	$69,122
Loss before unconsolidated joint ventures and income taxes	$(4,977)	$(15,090)	$(14,648)	$(11,070)	$(8,387)
Net loss	$(93,321)	$(122,007)	$(13,510)	$(11,070)	$(8,387)
Net loss per share available to common stockholders, basic and diluted	$(1.90)	$(2.55)	$(0.34)	$(0.29)	$(0.21)
Weighted-average common shares outstanding	49,038	47,937	39,751	38,830	39,348
Adjusted EBITDA (2)	$56,906	$49,786	$41,970	$36,486	$32,168

Cash Flows
Cash provided by operating activities	$32,942	$29,796	$27,419	$30,849	$28,494
Cash provided by (used in) investing activities	$22,830	$(212,514)	$(68,416)	$(144,765)	$(78,461)
Cash provided by (used in) financing activities	$(49,899)	$180,527	$39,694	$114,999	$40,627
Total cash dividends paid	$26,269	$25,601	$21,349	$20,382	$19,590
Cash dividends paid per share	$0.54	$0.54	$0.54	$0.53	$0.50

Investments in unconsolidated joint ventures	$—	$200,000	$10,539	$—	$—
Net proceeds from large dispositions	$25,151	$79,134	$—	$—	$—
Operating distributions from unconsolidated joint ventures	$978	$3,771	$—	$—	$—
Capital distributions from unconsolidated joint ventures	$3,830	$4,744	$—	$—	$—

Capital Expenditures
Timberland acquisitions(3) and earnest money paid	$1,973	$91,821	$52,260	$141,570	$75,793
Capital expenditures-other	$4,178	$4,571	$5,617	$3,195	$2,668

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Operating Data
Timber Sales Volume (tons)
Pulpwood	1,310,420	1,356,318	1,424,017	1,360,437	1,131,475
Sawtimber (4)	932,653	818,606	927,191	867,055	708,764
Total	2,243,073	2,174,924	2,351,208	2,227,492	1,840,239

U.S. South
Timber Sales Volume (tons)
Pulpwood	1,301,931	1,356,128	1,424,017	1,360,437	1,131,475
Sawtimber (4)	872,746	816,717	927,191	867,055	708,764
Total	2,174,677	2,172,845	2,351,208	2,227,492	1,840,239

Delivered % as of total volume	71%	80%	74%	64%	60%
Stumpage % as of total volume	29%	20%	26%	36%	40%

Net Timber Sales Price ($ per ton)
Pulpwood	$14	$14	$13	$14	$13
Sawtimber (4)	$24	$24	$24	$24	$26

Timberland Sales
Gross sales	$17,572	$17,520	$14,768	$12,515	$11,845
Basis of timberland sold	$14,053	$12,380	$9,890	$9,728	$8,886
Acres sold	9,200	8,500	7,700	7,300	6,400
% of fee acres	2.2%	1.8%	1.7%	1.7%	1.7%
Price per acre (5)	$1,920	$2,064	$1,924	$1,718	$1,849

Large Dispositions
Gross sales	$25,395	$79,301	$—	$—	$—
Basis of timberland sold	$17,190	$79,524	$—	$—	$—
Acres sold	14,400	56,100	—	—	—
Price per acre (5)	$1,758	$1,414	$—	$—	$—

Pacific Northwest

Timber Sales Volume (tons)
Pulpwood	8,489	190	—	—	—
Sawtimber	59,907	1,889	—	—	—
Total	68,396	2,079	—	—	—

Delivered % as of total volume	88%	—%	—%	—%	—%
Stumpage % as of total volume	12%	100%	—%	—%	—%

Delivered Timber Sales Price ($ per ton)
Pulpwood	$32	$—	$—	$—	$—
Sawtimber	$88	$—	$—	$—	$—

Direct Timberland Acquisitions
Gross acquisitions	$1,925	$89,700	$71,648	$141,013	$73,305
Acres acquired	900	18,100	30,600	81,900	42,900
Price per acre	$2,185	$4,956	$2,341	$1,721	$1,709

Joint Venture Timberland Acquisitions (1)
Gross acquisitions	$—	$1,389,500	$20,000	$—	$—
Acres acquired	—	1,099,800	11,031	—	—
Price per acre ($/acre)	$—	$1,263	$1,813	$—	$—

(1)
Represents properties owned by Triple T Joint Venture in which CatchMark owns a 21.6% equity interest and Dawsonville Bluffs, LLC, a joint venture in which CatchMark owns a 50% membership interest. CatchMark serves as the manager for both of these joint ventures.

(2)
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure from net income (loss).

(3)	Includes transaction costs.

(4)	Includes chip-n-saw and sawtimber.
(5)     Excludes value of timber reservations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 — Selected Financial Data above and our accompanying consolidated financial statements and notes thereto in Item 8 — Financial Statement and Supplementary Data. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview

During 2019, we continued to execute our business strategy built on acquisitions of prime timberland, strategic presence in high-demand mill markets and superior management. Operationally, our fiber supply agreements, delivered wood model and opportunistic stumpage sales were primary performance drivers, generating stable and predictable cash flows from sustainable harvests that, combined with revenues from opportunistic land sales and active investment management, provided recurring dividends to our stockholders funded from cash from operations. We continued to practice intensive forest management and silvicultural techniques that increase the biological growth of our forest.

We realized significant increases in timber sale revenues, driven by higher harvest volumes, increased sawtimber mix and superior pricing in the U.S. South region. Asset management fee revenue increased sharply due to managing the

Triple T Joint Venture for a full year and the Dawsonville Bluffs Joint Venture generated attractive returns, including incentive-based promotes for exceeding investment hurdles. We fully integrated the Bandon Property in the Pacific Northwest, and our capital recycling program, employing targeted large dispositions, continues to improve the quality of our timberland portfolio and strengthen our balance sheet through disciplined capital allocation to enable future investments in prime timberlands, furthering our growth strategy.

Joint Ventures

In 2019, the Dawsonville Bluffs Joint Venture completed the disposition of its remaining 5,000 acres of timberlands for $10.2 million. We recognized $1.0 million of income and received $4.8 million of cash distributions from the Dawsonville Bluffs Joint Venture during 2019. Life-to-date through December 31, 2019, we have recognized $4.7 million of income and received cash distributions of $13.3 million from the Dawsonville Bluffs Joint Venture, representing a return of our $10.5 million investment and cumulative preferred return of $2.8 million. In addition, we have earned $0.9 million in asset management fees from the Dawsonville Bluffs Joint Venture, including a $0.6 million incentive-based promote for exceeding investment hurdles. As of December 31, 2019, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.6 million. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details.

During 2019, we earned $11.3 million of asset management fees from the Triple T Joint Venture, an increase of $5.8 million from the prior year due to managing the Triple T Joint Venture for a full year of operations. The Triple T Joint Venture partnership agreement provides for liquidation rights and distribution priorities that are significantly different from our stated ownership percentage based on total equity contributions. As such, we use the hypothetical-liquidation-at-book-value method, or HLBV, to determine our equity in the earnings of the Triple T Joint Venture. For the year ended December 31, 2019, we recognized $90.4 million of losses from the Triple T Joint Venture under the HLBV method of accounting. As of December 31, 2019, we have recognized cumulative HLBV losses of $200 million and do not expect to recognize additional losses from the Triple T Joint Venture. See Note 4 — Unconsolidated Joint Ventures to our accompanying financial statements for further details.

Acquisitions

In December 2019, we acquired 900 acres of high-quality timberlands in South Carolina for $1.9 million, exclusive of transaction costs. This acquisition expanded our existing timberland ownership in the Mid-Atlantic region, which is among the top timber markets in the U.S. South.

Large Dispositions

Over the last two years, we have undertaken a capital recycling program whereby we sell blocks of timberland properties to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock.

During 2019, we continued to execute our capital recycling program. We completed large dispositions totaling 14,400 acres for $25.4 million, recognizing a gain of $8.0 million, and used a portion of the net proceeds to pay down our outstanding debt by $20.1 million. The remaining net proceeds were used to acquire high-quality timberlands and fund opportunistic repurchases of our shares of common stock. On January 31, 2020, we completed the sale of an additional 14,400 acres of wholly-owned timberlands located in Georgia for $21.3 million, exclusive of transaction costs, and used the net proceeds to repay $20.8 million of outstanding debt on the Multi-Draw Term Facility.

Capital Activities

During 2019, we paid down $20.1 million of our outstanding debt balance with proceeds received from large dispositions. As a result, our net debt to Adjusted EBITDA ratio decreased to 7.9x as of December 31, 2019 from 9.5x as of December 31, 2018. Net debt is calculated as debt outstanding less cash-on-hand as of the relevant period end, and Adjusted EBITDA is calculated for the trailing-12 month period (see Item 7 — Management Discussion and

Analysis — Adjusted EBITDA for further details).  Our net debt to Adjusted EBITDA ratio is frequently viewed by analysts and investors as an indication of our ability to repay our debt. Subsequent to December 31, 2019, we paid down $20.8 million of outstanding debt with proceeds from the disposition of an additional 14,400 acres that closed on January 31, 2020 under our capital recycling program.

During 2019, we continued to execute our active interest rate management strategy by lowering our already favorable borrowing costs and extending the average life of our fixed-rate debt. Prior to October 2019, we had ten interest rates swaps with various terms that effectively fixed the interest rate on $350.0 million, or 76%, of our variable-rate debt at 4.26%, inclusive of applicable spread but before considering patronage dividends. In October 2019, we terminated these outstanding interest rate swaps and entered into two new interest rate swaps, one with a notional amount of $200.0 million and the other with a notional amount of $75.0 million, with a total fair value at inception equal to the net fair value of the terminated interest rate swaps on the date of termination. Both of the new interest rate swaps became effective on November 29, 2019. The $200.0 million swap has a term of ten years and bears interest at a fixed rate of 2.2067% per annum, and the $75.0 million swap has a term of seven years and bears interest at a fixed rate of 2.083% per annum. As of December 31, 2019, we effectively fixed interest rates on $275.0 million, or 60%, of our variable-rate debt balance at 3.98%, inclusive of applicable spread but before considering patronage dividends. As a result of these transactions, we also extended the weighted-average term of our effectively-fixed rate debt from four years to nine years. See Note 6 — Interest Rate Swaps to our accompanying financial statements footnotes for further details on our interest rate swaps.

During 2019, we paid $26.3 million of dividends to our stockholders and repurchased $3.0 million of shares of common stock at an average price of $9.10 per share under our SRP.

Segment Information

We have three reportable segments: Harvest, Real Estate and Investment Management. Our Harvest segment includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Our Real Estate segment includes timberland sales, cost of timberland sales and large dispositions. Our Investment Management segment includes investments in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. For additional information, see Item 7 — Management Discussion and Analysis — Adjusted EBITDA below and Note 15 — Segment Information to our accompanying consolidated financial statements.

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. During the year ended December 31, 2019, WestRock purchased 410,000 tons under the Mahrt Timber Agreements, which exceeded the minimum requirement of 375,000 tons. For each of the years ended December 31, 2019, 2018 and 2017, approximately 12%, 17%, and 17%, respectively, of our net timber sales revenue was derived from the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We assumed a pulpwood supply agreement (the "Carolinas Supply Agreement") in connection with a timberland acquisition in 2016. During the year ended December 31, 2019, we sold 117,000 tons under the Carolinas Supply Agreement, which exceeded the 99,000 tons requirement. For the year ended December 31, 2019, 2018 and 2017, approximately 4%, 5%, and 6%, respectively, of our net timber sales revenue was derived from the Carolinas Supply Agreement.

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

The U.S. economy continued to strengthen in 2019, finishing the eleventh year of expansion. According to the U.S. Bureau of Economic Analysis, the real gross domestic product increased 2.3% year-over-year in 2019. The housing market improved in 2019 with total housing starts estimated at 1.3 million units, up 3.0% from 2018. We anticipate that the housing market will continue to show modest improvement in 2020, which we believe should lead to stronger lumber demand and higher pricing for finished products and in turn provide favorable supply-demand dynamics in the timber market. We expect our 2020 timber sales volume to increase to between 2.3 million to 2.5 million tons and our realized pricing to be comparable to 2019.

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

Credit Facilities

The table below presents the details of each credit facility under the Amended Credit Agreement as of December 31, 2019:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate (1)	Unused Commitment Fee (1)	Total Availability	Outstanding Balance	Remaining Availability
Revolving Credit Facility	12/1/2022	LIBOR + 2.20%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	0.35%	200,000	49,936	$150,064
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	—
Total				$643,619	$458,555	$185,064

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

Subsequent to December 31, 2019, we repaid $20.8 million of outstanding debt on the Multi-Draw Term Facility with net proceeds from the large disposition closed on January 31, 2020. As of February 28, 2020, we had $205.9 million of additional borrowing capacity under the Amended Credit Agreement.

Patronage Dividends

We are eligible to receive annual patronage dividends from our lenders (the "Patronage Banks") under the Amended Credit Agreement. The annual patronage dividend depends on the weighted-average debt balance with each participating lender, as calculated by CoBank, for the respective fiscal year under the eligible patronage loans, as well as the financial performance of the Patronage Banks. In March 2019, we received a patronage dividend of $3.3 million on our borrowings under the eligible patronage loans that were outstanding during 2018. Of the total amount received, 75% was received in cash and 25% was received in equity in Patronage Banks. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' board of directors. As of December 31, 2019, we have accrued $3.8 million of patronage dividends receivable for 2019, approximately 75% of which is expected to be received in cash and 25% is expected to be received in equity in Patronage Banks in March 2020.

Debt Covenants

The Amended Credit Agreement contains, among others, the following financial covenants which:

•	limit the LTV Ratio to (i) 50% at any time prior to December 31, 2021, and (ii) 45% at any time thereafter;

•	require maintenance of a FCCR of not less than 1.05:1:00 at any time;

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of December 31, 2019.

Interest Rate Swaps

We enter into interest rate swaps to mitigate our exposure to changing interest rates on our variable-rate debts. Prior to October 2019, we had ten outstanding interest rate swaps with Rabobank, which effectively fixed interest rates on

$350.0 million of our outstanding debt at 4.26%, inclusive of applicable spread but before considering patronage dividends. In October 2019, we terminated these interest rate swaps and entered into two new interest rate swaps with Rabobank with a total notional amount of $275.0 million. As of December 31, 2019, we effectively fixed interest rates on $275.0 million of our $458.6 million outstanding debt balance at 3.98%, inclusive of applicable spread but before considering patronage dividends. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the year ended December 31, 2019, we repurchased 329,150 shares of our common stock at an average price of $9.10 per share for a total of $3.0 million under the SRP. All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of December 31, 2019, we had 49.0 million shares of common stock outstanding and may repurchase up to an additional $15.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

For the year ended December 31, 2019, net cash provided by operating activities was $32.9 million, a $3.1 million increase from the year ended December 31, 2018. Cash provided by operating activities consisted primarily of receipts from customers for timber, timberland sales, asset management fees, and distributions from the Dawsonville Bluffs Joint Venture, reduced by payments for operating costs, general and administrative expenses, and interest expense. The increase was primarily due to a $6.3 million increase in asset management fees and a $3.4 million increase in net timber sales, offset by a $3.4 million increase in interest expense on variable-rate debt and a $2.8 million decrease in operating distributions received from the Dawsonville Bluffs Joint Venture.

For the year ended December 31, 2019, net cash provided by investing activities was $22.8 million as compared to $212.5 million used in the year ended December 31, 2018. We received $25.2 million in gross proceeds from large dispositions in 2019 compared to $79.1 million in 2018. We used $2.0 million to acquire 900 acres in South Carolina in 2019, as compared to using $91.8 million in 2018 to acquire 18,100 acres in the Pacific Northwest. We received $3.8 million of cash distributions from the Dawsonville Bluffs Joint Venture during 2019 compared to receiving $4.7 million in the prior year. We did not make any equity investments in 2019 as compared to making a $200.0 million equity investment in the Triple T Joint Venture in 2018.

Net cash used in financing activities for the year ended December 31, 2019 was $49.9 million as compared to $180.5 million net cash provided by financing activities in the year ended December 31, 2018. We paid down $20.1 million of our outstanding debt during 2019 compared to repaying $148.0 million in 2018. In 2018, we borrowed $289.0 million to fund the Triple T Joint Venture investment and the Bandon Property acquisition and received $69.0 million of net proceeds from the 2018 Equity Offering (see Note 9 — Stockholders' Equity to our accompanying financial statements for further details). We used $1.0 million less in 2019 in repurchasing vested shares from employees and independent directors related to their income tax liabilities associated with vested restricted stock and used $2.0 million more in repurchasing shares of our common stock under the SRP.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of December 31, 2019, we had a cash balance of $11.5 million and had $185.1 million of additional borrowing capacity under the Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber sales, timberland sales, asset management fees, and distributions from unconsolidated joint ventures, and from other capital raising activities, including large dispositions, proceeds from secured or unsecured financings from banks and other lenders; and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions.

Contractual Obligations and Commitments

As of December 31, 2019, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations (1)	$458,555	$—	$—	$149,936	$308,619
Estimated interest on debt obligations (1) (2)	113,871	17,755	35,509	35,227	25,380
Operating lease obligations (3)	5,317	858	1,704	882	1,873
Total	$577,743	$18,613	$37,213	$186,045	$335,872

(1)
Represents respective obligations under our Amended Credit Agreement as of December 31, 2019, of which $408.6 million was outstanding under the term loans and $49.9 million was outstanding under the Multi-Draw Term Facility. (see Item 7 — Management's Discussion and Analysis of financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement Amendment above). On February 3, 2020, we paid down $20.8 million of our outstanding balance on the Multi-Draw Term Facility, which matures on December 1, 2024. As a result, estimated future interest on our outstanding debt is reduced by $4.0 million.

(2)
Amounts are before the consideration of patronage dividends and include the impact of interest rate swaps. See Note 5 — Notes Payable and Lines of Credit and Note 6 — Interest Rate Swaps to our accompanying consolidated financial statements for additional information.

(3)
Represents future payments for office lease and timberland operating lease. See Note 2 — Summary of Significant Accounting Policies and Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information.

Distributions

Our board of directors declares cash distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors (as described in the Overview section above). For the year ended December 31, 2019, our board of directors declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 14, 2019	February 28, 2019	March 15, 2019	$0.135
May 2, 2019	May 31, 2019	June 14, 2019	$0.135
August 1, 2019	August 30, 2019	September 13, 2019	$0.135
October 31, 2019	November 26, 2019	December 13, 2019	$0.135

For the year ended 2019, we paid total distributions to stockholders of $26.3 million, which was fully funded from net cash provided by operating activities.

On February 13, 2020, our board of directors declared a cash distribution of $0.135 per share of common stock for stockholders of record on February 28, 2020, payable on March 16, 2020.

Results of Operations

Overview

For the years ended December 31, 2019 and 2018, we generated total revenues of $106.7 million and $97.9 million, respectively. Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes and associated depletion expense, changes to associated depletion rates, the level of timberland sales, management fees earned, large dispositions, varying interest expense based on the amount and cost of outstanding borrowings, and performance of our unconsolidated joint ventures.

Selected operational results for each of the years ended December 31, 2019 and 2018 are shown in the following table (in thousands, except for per-acre amounts):

	Years Ended December 31,		Change
	2019	2018	%
Consolidated
Timber sales revenue	$72,557	$69,455	4%
Timberland sales revenue	$17,572	$17,520	—%
Asset management fees revenue	$11,948	$5,603	113%

Timber sales volume (tons)
Pulpwood	1,310,420	1,356,318	(3)%
Sawtimber (1)	932,653	818,606	14%
	2,243,073	2,174,924	3%

U.S. South
Timber sales revenue	$67,231	$69,330	(3)%

Timber sales volume (tons)
Pulpwood	1,301,931	1,356,128	(4)%
Sawtimber (1)	872,746	816,717	7%
	2,174,677	2,172,845	—%

Harvest Mix
Pulpwood	60%	62%
Sawtimber (1)	40%	38%
Delivered % as of total volume	71%	80%
Stumpage % as of total volume (5)	29%	20%

Net timber sales price (per ton) (2)
Pulpwood	$14	$14	2%
Sawtimber (1)	$24	$24	1%

Timberland sales
Gross sales	$17,572	$17,520	—%
Acres sold	9,200	8,500	8%
% of fee acres	2.2%	1.8%
Price per acre (3)	$1,920	$2,064	(7)%

Large Dispositions (4)
Gross sales	$25,395	$79,301	(68)%

Acres sold	14,400	56,100	(74)%
Price per acre (3)	$1,758	$1,414	24%

Pacific Northwest
Timber sales revenue	$5,326	$125	4,161%

Timber sales volume (tons)
Pulpwood	8,489	190	4,368%
Sawtimber	59,907	1,889	3,071%
	68,396	2,079	3,190%
Harvest Mix
Pulpwood	12%	9%
Sawtimber	88%	91%
Delivered % as of total volume	88%	—%
Stumpage % as of total volume	12%	100%

Delivered timber sales price (per ton) (2)
Pulpwood	$32	$—	—%
Sawtimber	$88	$—	—%

(1)	Includes chip-n-saw and sawtimber.

(2)
Prices per ton are rounded to the nearest dollar and shown on a delivered basis which includes contract logging and hauling costs. The Bandon Property in the Pacific Northwest was acquired at the end of August 2018 and did not have any delivered timber sales in 2018.

(3)	Excludes value of timber reservations.

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

(5)	Current year percentage includes 4% from lump-sum sales.

Our 2019 timber sales revenue was 4% higher than 2018 primarily due to contributions from the Bandon Property in the Pacific Northwest. We successfully integrated the Bandon Property into our operations during 2019 and generated $5.3 million in gross timber sales revenue from harvesting 68,396 tons in 2019, 88% of which was sold through delivered sales. U.S. South gross timber sales revenue for 2019 was 3% lower than 2018 mainly as a result of a 9% decrease in delivered sales as percentage of total volume, as we capitalized on advantageous stumpage and lump-sum sales opportunities. Harvest volume in the U.S. South in 2019 was comparable to the prior year despite persistent wet weather and extended mill outages throughout 2019. Our average U.S. South pulpwood stumpage price for 2019 was 2% higher than 2018 primarily due to better realized stumpage pricing in the Coastal Georgia and in the Carolinas markets, which are among the top pulpwood markets in the U.S. South. Our average U.S. South sawtimber stumpage price increased 1% from 2018 primarily driven by improved pricing and mix in the East Central Alabama and West Central Georgia markets. Our realized stumpage prices continue to hold a significant premium over South-wide averages as tracked by TimberMart-South as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio.

We earned $11.9 million in asset management fees during 2019, comprised of $11.3 million earned from the Triple T Joint Venture and $0.6 million earned from the Dawsonville Bluffs joint venture.

Comparison of the year ended December 31, 2019 versus the year ended December 31, 2018

Revenues. Revenues increased to $106.7 million for the year ended December 31, 2019 from $97.9 million for the year ended December 31, 2018 due to a $3.1 million increase in timber sales revenue and a $6.3 million increase increase in asset management fees revenue, offset by a $0.6 million decrease in other revenues.

Asset management fees increased to $11.9 million in 2019 from $5.6 million in 2018 primarily due to a $5.8 million increase from the Triple T Joint Venture and a $0.6 million increase from the Dawsonville Bluffs Joint Venture. Higher management fees earned from the Triple T Joint Venture was a result of managing the venture for a full year in 2019 as compared to two quarters in 2018. The majority of the asset management fees earned from the Dawsonville Bluffs Joint Venture in 2019 represented an incentive-based promote earned for exceeding investment hurdles.

Gross timber sales revenue increased by $3.1 million as a result of a $5.2 million increase in the Pacific Northwest offset by a $2.1 million decrease in the U.S. South. We acquired the Bandon Property in the Pacific Northwest at the end of August 2018 and have successfully integrated it into our operations. The Bandon Property contributed $5.3 million in gross timber sales revenue in 2019 as compared to $0.1 million in 2018. Gross timber sales revenue in the U.S. South was $2.1 million lower in 2019 due to a decrease of delivered sales as a percentage of comparable year-over-year U.S. South harvest volumes. Gross timber sales revenue from delivered sales includes logging and hauling costs that customers pay for deliveries.

Details of timber sales by product for the years ended December 31, 2019 and 2018 are shown in the following table:

	For the Year Ended December 31, 2018	Changes attributable to:		For the Year Ended December 31, 2019
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$38,309	$896	$(3,107)	$36,098
Sawtimber (2)	31,146	86	5,227	36,459
	$69,455	$982	$2,120	$72,557

(1)	Timber sales are presented on a gross basis.

(2)	Includes chip-n-saw and sawtimber.

(3)	Changes in timber sales revenue related to properties acquired or disposed within the last 12 months are attributed to volume changes.

Operating expenses. Contract logging and hauling costs decreased to $31.1 million for the year ended December 31, 2019 from $31.5 million for the year ended December 31, 2018 as a result of a $3.2 million decrease in the U.S. South offset by incurring $2.8 million of logging and hauling cost in the Pacific Northwest, where there were no delivered sales in 2018. The decrease in the U.S. South was driven by a 9% decrease in delivered sales as a percentage of total volume, offset by a 2% increase in average rates.

Depletion expense increased 8% to $28.1 million for the year ended December 31, 2019 from $25.9 million for the year ended December 31, 2018 due to a $3.9 million increase in the Pacific Northwest offset by a $1.7 million decrease in the U.S. South. The increase in the Pacific Northwest was a result of growing harvest volume from 2,079 tons in 2018 to 68,396 tons in 2019. The decrease in the U.S. South was driven by lower blended depletion rates. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practice. Therefore, we generally expect the depletion rates of our current portfolio to decrease over time.

Cost of timberland sales increased to $15.1 million for the year ended December 31, 2019 from $13.5 million for the year ended December 31, 2018 as we sold more acres in 2019.

Forestry management expenses increased to $6.7 million in 2019 from $6.3 million in 2018 primarily as a result of an $0.6 million increase in allocated personnel costs for managing a growing portfolio, including our asset management business.

General and administrative expenses increased to $13.3 million for the year ended December 31, 2019 from $12.4 million for the year ended December 31, 2018, primarily as a result of $0.7 million of net reimbursements of transaction costs related to the Triple T Joint Venture recognized in 2018, and a $0.2 million increase in personnel costs in 2019, primarily due to vesting of stock-based compensation.

Other operating expenses increased to $6.5 million for the year ended December 31, 2019 from $6.3 million for the year ended December 31, 2018, primarily due to cost basis removed related to an expired timber lease in the first quarter of 2019.

Interest expense. Interest expense increased to $18.6 million for the year ended December 31, 2019 from $16.3 million for the year ended December 31, 2018 primarily due to a $3.4 million net increase in interest and unused commitment fees on our variable-rate debt, offset by a $1.4 million decrease in non-cash interest expense. Interest on our variable-rate debt increased primarily due to a 15% increase in our weighted-average outstanding debt balance year-over-year. See Note 5 — Notes Payable and Lines of Credit and Note 6 — Interest Rate Swaps to our accompanying consolidated financial statements for additional information.

Gain (loss) on large dispositions. We recognized a gain of $8.0 million from the disposition of 14,400 acres of our wholly-owned timberlands during the year ended December 31, 2019. For the year ended December 31, 2018, we recognized a loss of $0.4 million from the disposition of 56,100 acres of our wholly-owned timberlands.

Income (loss) from unconsolidated joint ventures. For the year ended December 31, 2019, we recognized $1.0 million of income from the Dawsonville Bluffs Joint Venture, which represents our portion of the joint venture's net income of $2.0 million, generated primarily through the sale of HBU timberland and mitigation bank credits. For the year ended December 31, 2019, we recognized a $90.4 million loss from the Triple T Joint Venture under the HLBV method of accounting. We expect the Dawsonville Bluffs Joint Venture will generate substantially lower earnings and cash flow in 2020 from the sale of its remaining mitigation bank credits as compared to 2019. As of December 31, 2019, our investment in the Triple T Joint Venture had been written down to zero by recognizing a cumulative $200 million of HLBV losses. We do not expect to recognize additional losses from the Triple T Joint Venture.

Income taxes. For the year ended December 31, 2019, we recognized a $1.1 million income tax benefit. See Note 12 — Income Taxes to our accompanying consolidated financial statements for additional information.

Net loss. Our net loss decreased to $93.3 million for the year ended December 31, 2019 from $122.0 million for the year ended December 31, 2018 primarily due to recognizing a $19.1 million decrease in losses allocated from the Triple T Joint Venture, a $8.9 million increase in total revenues, a $8.4 million increase in gain from large dispositions, and a $1.1 million income tax benefit, offset by a $4.7 million increase in total expenses, a $2.4 million increase in interest expense, and a $1.7 million decrease in income recognized from the Dawsonville Bluffs Joint Venture. Our net loss per share for the years ended December 31, 2019 and 2018 was $1.90 and $2.55, respectively. We anticipate future net income or losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, the performance of our joint ventures, and interest expense based on our level and costs of current and future borrowings.

Comparison of the year ended December 31, 2018 versus the year ended December 31, 2017

For a comparison of our 2018 and 2017 results of operations, see Item 7 — Management's Discussions and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

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

For the year ended December 31, 2019, Adjusted EBITDA was $56.9 million, a $7.1 million increase from the year ended December 31, 2018, primarily due to a $6.3 million increase in asset management fees, a $3.4 million increase in net timber sales, offset by a $2.0 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture and a $0.6 million decrease in other revenues.

Our reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2019 and 2018 follows:

(in thousands)	2019	2018
Net loss	$(93,321)	$(122,007)
Add:
Depletion	28,064	25,912
Interest expense (1)	17,058	13,643
Amortization (1)	1,786	2,821
Income tax benefit	(1,127)	—
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	3,823	4,195
Basis of timberland sold, lease terminations and other (3)	14,964	13,053
Stock-based compensation expense	2,790	2,689
(Gain) loss from large dispositions (4)	(7,961)	390
HLBV loss from unconsolidated joint venture (5)	90,450	109,550
Other (6)	380	(460)
Adjusted EBITDA	$56,906	$49,786

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

(2)	Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated Dawsonville Bluffs Joint Venture.

(3)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(4)
Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value. Such dispositions are infrequent in nature, are not part of core operations, and would cause material variances in comparative results if not reported separately.

(5)	Reflects HLBV (income) losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(6)
Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

Segment EBITDA

For the year ended December 31, 2019, Harvest EBITDA was $33.7 million, a $2.5 million increase from the year ended December 31, 2018, primarily due to a $3.4 million increase in net timber sales, offset by a $0.6 million decrease in other revenues. Real Estate EBITDA and Corporate EBITDA for the year ended December 31, 2019 was comparable to the prior year. Investment Management EBITDA increased by $4.3 million to $16.7 million for the year ended December 31, 2019 due to a $6.3 million increase in asset management fees, offset by a $2.0 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture.

The following table presents Adjusted EBITDA by reportable segment:

	For the Years Ended December 31,
(in thousands)	2019	2018
Harvest	$33,670	$31,191
Real Estate	16,559	16,388
Investment Management	16,749	12,431
Corporate	(10,072)	(10,224)
Total	$56,906	$49,786

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

Inflation

Our timber agreements provide that we will sell specified amounts of timber at prices subject to quarterly market pricing adjustments and monthly fuel pricing adjustments, which are intended to protect us from, and mitigate the risk of, the impact of inflation. The price of timber has generally increased with increases in inflation; however, we have not noticed a significant impact from inflation on our revenues, net sales, or income from continuing operations. See Item 1 — Business for additional information regarding the material terms of our timber agreements.

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

Evaluating the Recoverability of Timber Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our timber assets may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of timber assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. Impairment losses would be recognized for (i) long-lived assets used in our operations when the carrying value of such assets exceeds the undiscounted cash flows estimated to be generated from the future operations of those assets, and (ii) long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We intend to use one harvest cycle for the purpose of evaluating the recoverability of timber and timberlands used in our operations. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes and are discounted at risk-free rates of interest. We generally consider assets to be held for sale at the point at which a sale contract is executed, the buyer has made a significant non-refundable earnest money deposit against the contracted purchase price and there is a high degree of certainty a transaction will close. We have determined that there has been no impairment of our long-lived assets to date.
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
Investments in Unconsolidated Joint Ventures

For joint ventures that we do not control but exercise significant influence, we use the equity method of accounting. Our judgment about our level of influence or control of an entity involves consideration of various factors including the form of our ownership interest; our representation in the entity's governance; our ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace us as manager, and/or to liquidate the venture. Under the equity method, the investment in a joint venture is recorded at cost and adjusted for equity in earnings and cash contributions and distributions. Income or loss and cash distributions from an unconsolidated joint venture are allocated according to the provisions of the respective joint venture agreement, which may be different from its stated ownership percentage. We use the hypothetical-liquidation-at-book-value method, or HLBV, to determine our equity in the earnings of joint ventures where cash distribution percentages vary at different points in time and are not directly linked to an investor's ownership percentage. For investments accounted for under the HLBV method, applying the percentage ownership interest to GAAP net income in order to determine earnings or losses would not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. We apply HLBV using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that we would receive if the respective joint venture were to liquidate all of its assets (at book value in accordance with GAAP) on that date and distribute the cash to the partners based on the contractually-defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our income or loss from the joint venture for the period.

We evaluate the recoverability of our investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, we estimate the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, we assess whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, we consider the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) our intent and ability to retain our interest long enough for a recovery in market value. If we conclude that the impairment is "other than temporary," we reduce the investment to its estimated fair value.

For information on our unconsolidated joint ventures, which are accounted for using the equity method of accounting, see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for additional information.

Revenue Recognition
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. We derive a majority of our revenues from timber sales, timberland sales, recreational leases, and asset management fees, where the original expected contract duration is one year or less. We have elected the disclosure exemption available under ASC 606 considering we generally satisfy our performance obligations within one year of entering into contracts and collect payments within a month of satisfying our performance obligation.

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

Contractual terms of each timber sale, including pricing and volume for the respective product, are negotiated and entered into by the field managers. In delivered wood sales, product pricing includes amount sufficient to cover costs of contracting third-party logging crews to harvest and haul timber to the customers. Revenue is recognized when timber is delivered to the customer and the sales volume/value is known when timber crosses the customers’ scale. Stumpage sales are typically executed using pay-as-cut contracts, where a purchaser acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. Revenue is recognized when timber is severed under pay-as-cut contracts. In a lump-sum sales contract with retained economic interests, we receive advance payments for the standing timber specified in the contract and the customer is responsible for cutting and hauling the timber. We satisfy our performance obligation when timber is severed, at which time revenue is recognized. Contract payments are generally collected within a month from the date timber is harvested and/or delivered. The transaction price for timber sales is determined using contractual rates applied to harvest volumes.

(b) Timberland Sales Revenue

Performance obligations associated with timberland sales are met when all conditions of closing have been satisfied. Revenue for timberland sales is recognized at closing when title passes, payments are received or full collectibility is probable, and control is passed to the buyer. We generally receive the entire contract consideration in cash at closing.

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

Effective January 1, 2019, we adopted ASC 842 effective using the modified retrospective approach with the cumulative effect of the application recognized at the effective date. We elected the package of practical expedients, including the option to account for each separate lease component of a contract and its associated non-lease component as a single lease component, thus causing all fixed payments to be capitalized; and the practical expedient, which among other things, allows us to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the operating lease ROU asset or liability. These are expensed as incurred and recorded as variable lease expense. We identified and evaluated all of our in-place leases, subleases, and contracts with a lease component, and determined that our office lease is the only lease within the scope of ASC 842. We elected the practical expedient to not apply the recognition requirements of ASC 842 to our short-term leases. We determined our long-term timber lease to be a lease of biological assets, a scope exception to ASC 842. Long-term timber lease expense is reported as land rent expense on our consolidated statements of operations. See Note 7 — Commitments and Contingencies, Obligations under Operating Leases for additional information on the long-term timber lease. Additionally, we determined that our hunting and recreational leases do not qualify as leases under ASC 842. See Note 2 — Summary of Significant Accounting Policies and Note 11 — Recreational Leases for additional information on our hunting and recreational leases.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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
Subsequent Events
See Note 16 — Subsequent Events to our accompanying consolidated financial statements for details of events and transactions occurring after the year ended December 31, 2019.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our variable-rate debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed-to-floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of December 31, 2019, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)	Maturity Date
Credit Facility		Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$100,000
Term Loan A-2	12/01/2026	LIBOR + 1.90%	100,000
Term Loan A-3	12/01/2027	LIBOR + 2.00%	68,619
Term Loan A-4	08/22/2025	LIBOR + 1.70%	140,000
Multi-Draw Term Facility	12/01/2024	LIBOR + 2.20%	49,936
Total Principal Balance			$458,555

From January 1, 2019 through October 20, 2019, we had ten outstanding interest rate swaps on $350.0 million of our variable-rate debt. On October 21, 2019, we terminated all ten of our previously outstanding interest rate swaps and entered into two new interest rate swaps with an effective date of November 29, 2019 and a total notional amount of $275.0 million with Rabobank.

As of December 31, 2019, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.083%	one-month LIBOR	$75,000
Total					$275,000

As of December 31, 2019, after consideration of the interest rate swaps, $183.6 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million is subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of December 31, 2019, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$82,636	$100,919	$183,555
Effectively fixed-rate debt	$—	$—	$—	$—	$67,300	$207,700	$275,000
Average interest rate (1):
Variable-rate debt	—%	—%	—%	—%	3.79%	3.63%	3.70%
Effectively fixed-rate debt	—%	—%	—%	—%	3.98%	3.98%	3.98%

(1)     Inclusive of applicable spread but before considering patronage dividends.

As of December 31, 2019, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.87%. A 1.0% change in interest rates would result in a change in interest expense of $1.8 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to deploy such proceeds toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2019. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management believes that, as of December 31, 2019, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

Deloitte & Touche LLP, an independent registered public accounting firm and the auditor of our consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019 and issued an attestation report. The report appears on page F-3 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") with the SEC, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is information regarding our executive officers as of the date of this report.

Name	Age	Position(s)
Brian M. Davis	50	Chief Executive Officer, President and Director
Todd P. Reitz	49	Chief Resources Officer and Senior Vice President
Ursula Godoy-Arbelaez	39	Chief Financial Officer, Senior Vice President, and Treasurer
Lesley H. Solomon	48	General Counsel and Secretary

Brian M. Davis has served as our Chief Executive Officer and President since January 2020, having previously served as our President and Chief Financial Officer from April 2019 to January 2020, and as our Senior Vice President and Chief Financial Officer from March 2013 to April 2019. Mr. Davis served as our Treasurer from October 2013 to February 2018, as our Assistant Secretary from August 2013 to July 2018, and as our Secretary from July 2018 to October 2018. Mr. Davis also serves on the board of directors of the Triple T Joint Venture. Mr. Davis served as Senior Vice President and Chief Financial Officer of Wells Timberland Investment Management Organization, LLC (“Wells TIMO”) from March 2009 until October 2013 and as Vice President from October 2007 through March 2009. From 2000 until joining Wells Real Estate Funds, Inc. in 2007, Mr. Davis held various roles at Atlanta-based SunTrust Bank, delivering strategic advisory, capital-raising and financial risk-management solutions to large corporate and middle-market clients. Mr. Davis has more than 25 years of experience in business and financial services, and has held key roles in finance, treasury and strategy. Mr. Davis received his Bachelor of Business Administration and Master of Business Administration from Ohio University.

Todd P. Reitz has served as our Chief Resources Officer and Senior Vice President since January 2020, having previously served as our Senior Vice President, Forest Resources from March 2017 to January 2020. Mr. Reitz was designated as our principal operating officer in October 2018. Mr. Reitz also serves on the board of directors of the

Triple T Joint Venture. Mr. Reitz has more than 20 years of experience in the timber industry with extensive marketing, harvesting, silviculture and business development experience across the U.S. South from East Texas to Virginia. From 2016 to 2017, Mr. Reitz served as the Atlantic South Regional Marketing Manager for Weyerhaeuser Company with operational oversight for all log and pulpwood production from East Alabama to Virginia. Mr. Reitz served as the Director of Export Business from 2013 to 2016 and as Senior Resource Manager from 2005 to 2013 at Plum Creek Timber Company, Inc., which he joined in 1997. From 1994 to1997, Mr. Reitz worked for Stone Container Corporation, recruiting new landowners for future procurement and fiber sourcing. Mr. Reitz received his Bachelor of Science in Forest Management from Texas A&M University.

Ursula Godoy-Arbelaez has served as our Chief Financial Officer, Senior Vice President and Treasurer since January 2020, having previously served as our Vice President and Treasurer from May 2018 to January 2020, as our Treasurer from February 2018 to May 2018, and as our Director of Finance from October 2013 to May 2018. Ms. Godoy-Arbelaez also serves as the Secretary and Treasurer of the Triple T Joint Venture. Ms. Godoy-Arbelaez previously served as Director of Finance of Wells TIMO from December 2011 until October 2013, as Finance Consultant from January 2009 until December 2011, and as Senior Financial Analyst from February 2008 to January 2009. From 2002 until joining Wells TIMO in 2008, Ms. Godoy-Arbelaez worked at Wells Real Estate Funds, Inc. where she held various positions in finance, treasury and accounting. Ms. Godoy-Arbelaez received a Bachelor of Business Administration in Accounting and a Master of Business Administration in Finance from Georgia State University.

Lesley H. Solomon has served as our General Counsel since September 2018 and as our Secretary since October 2018. Prior to that, Ms. Solomon was an attorney with Alston & Bird LLP for 20 years, as a partner from 2006 to 2018 and as an associate from 1998 to 2006. At Alston & Bird, Ms. Solomon represented public and private companies as well as investment banks in equity and debt financings and mergers and acquisitions, specializing in working with REITs and financial institutions. Ms. Solomon received her J.D. from the Georgetown University Law Center and her Bachelor of Arts from Duke University.

The other information required by this Item is incorporated by reference from the following sections of our 2020 Proxy Statement:

•	"Your Board of Directors — Proposal No. 1: Election of Directors — Director Nominees,"

•	"Your Board of Directors — Board Committees — Audit Committee."

•	"Stock Ownership", and

•	"Corporate Governance — Code of Business Conduct and Ethics."

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the following sections of our 2020 Proxy Statement:

•	"Executive Compensation — Report of the Compensation Committee,"

•	"Executive Compensation — Compensation Discussion and Analysis," and

•	"Executive Compensation — Summary of Executive Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the following sections of our 2020 Proxy Statement:

•	"Executive Compensation — Summary of Executive Compensation," and

•	"Stock Ownership."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the following sections of our 2020 Proxy Statement:

•	"Corporate Governance — Related Person Transactions Policy," and

•	"Corporate Governance — Director Independence."

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the following sections of our 2020 Proxy Statement:

•	"Audit Committee Matters — Principal Auditor Fees," and

•	"Audit Committee Matters — Preapproval Policies."

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 2013 Form 8-K”))

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the October 2013 Form 8-K)

Exhibit Number	Description

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 2013 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013 (the “2013 Form S-8”)

3.7	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2020)

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1
Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber Operating Partnership, L.P., dated as of October 31, 2018 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019 (the “2018 Form 10-K”))

10.2
First Amendment to Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber Operating Partnership, L.P. dated as of June 28, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 1, 2019 (the “2019 Second Quarter Form 10-Q”)

10.3+	Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the 2013 Form S-8)

10.4+	Amendment to the Amended and Restated CatchMark Timber Trust, Inc. 2005 Long-Term Incentive Plan, dated as of January 19, 2018 (incorporated by reference to Exhibit 10.3 to the 2018 Form 10-K)

10.5+
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

10.10+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (effective as of April 11, 2019) (incorporated by reference to Exhibit 10.2 to the 2019 Second Quarter Form 10-Q)

10.11+*	Form of Time-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan

10.12+*	Form of Time-Based LTIP Unit Award Certificate under the CatchMark Timber Trust Inc. 2017 Incentive Plan

10.13+*	Form of Performance-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan

10.14+*	Form of Performance-Based LTIP Unit Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan

10.15+
Form of Distribution Equivalent Award Certificate with respect to Restricted Stock Awards under the CatchMark Timber Trust, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.14 to the 2018 Form 10-K)

Exhibit Number	Description

10.16+
Form of Distribution Equivalent Award Certificate with respect to LTIP Unit Awards under the CatchMark Timber Trust Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.15 to the 2018 Form 10-K)

10.17+
Form of Time-Based Restricted Stock Award Certificate for Independent Directors under the Independent Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the 2019 Second Quarter Form 10-Q)

10.18+
Form of Long-Term Incentive Plan Unit Award Certificate for Independent Directors under the Independent Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the 2019 Second Quarter Form 10-Q)

10.19+
Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag, dated as of October 30, 2018 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 30, 2013 (the "2013 Third Quarter Form 10-Q")

10.20+	First Amendment to Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag, dated as December 31, 2018 (incorporated by reference to Exhibit 10.17 to the 2018 Form 10-K)

10.21+
Second Amendment to Employment Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag, dated as December 19, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2019)

10.22
Separation Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag, dated as January 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2020)

10.23+	Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis (incorporated by reference to Exhibit 10.11 to the 2013 Third Quarter Form 10-Q)

10.24+	First Amendment to Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis, dated as of December 31, 2018 (incorporated by reference to Exhibit 10.19 to the 2018 Form 10-K)

10.25
Second Amendment to Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis, dated as December 19, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 19, 2019)

10.26+	Employment Agreement by and between CatchMark Timber Trust, Inc. and John F. Rasor, dated as of December 31, 2018 (incorporated by reference to Exhibit 10.10 to the 2013 Third Quarter Form 10-Q)

10.27
Bonus Agreement by and between CTT Employee LLC and John F. Rasor, dated as of December 19, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 19, 2019)

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Initial Form S-11)

10.29
Fifth Amended and Restated Credit Agreement, dated as of December 1, 2017, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, AgFirst Farm Credit Bank, Cooperatieve Rabobank U.A., New York Branch, and certain financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 7, 2017 (the “December 2017 8-K”, and Exhibit 10.4 to the Current Report on Form 8-K/ A filed on January 5, 2018))

10.30
Consent and Amendment Agreement, dated as of June 29, 2018, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, and certain financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2018)

Exhibit Number	Description

10.31
Agreement Regarding Amendments and Term A-4 Loan Credit Facility, dated as August 22, 2018, by and among CatchMark Timber Operating Partnership, L.P., the other Loan Parties thereto, CoBank, ACB, as the administrative agent for the Lender Parties, and the Lender Parties and Voting Participants thereto (including as Schedule A the Fifth Amended and Restated Credit Agreement, dated as of December 1, 2017 and amended as of August 22, 2018, by and among CatchMark Timber Trust, Inc. and its wholly owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, AgFirst Farm Credit Bank, Coöperatieve Rabobank U.A., New York Branch, and certain financial institutions therein) (incorporated by reference to Exhibit 10.24 to the 2018 Form 10-K)

10.32
Consent and Second Agreement Regarding Amendments, dated as of June 28, 2019, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein (incorporated by reference to Exhibit 10.5 to the 2019 Second Quarter Form 10-Q)

10.33
Fourth Amended and Restated Security Agreement, dated as of December 1, 2017, made by CatchMark Timber Trust, Inc., CatchMark LP Holder, LLC, CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC, CatchMark Texas Timberlands, L.P., CatchMark TRS Management, LLC, CatchMark TRS Harvesting Operations II, LLC, CatchMark Southern Holdings II GP, LLC, CatchMark Southern Timberlands II, L.P., CatchMark South Carolina Timberlands, LLC and CatchMark TRS Investments, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.2 to the December 2017 Form 8-K)

10.34
Fourth Amended and Restated Pledge Agreement, dated as of December 1, 2017, made by CatchMark Timber Trust, Inc., CatchMark LP Holder, LLC, CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC, CatchMark Texas Timberlands, L.P., CatchMark TRS Management, LLC, CatchMark TRS Harvesting Operations II, LLC, CatchMark Southern Holdings II GP, LLC, CatchMark Southern Timberlands II, L.P., CatchMark South Carolina Timberlands, LLC and CatchMark TRS Investments, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.3 to the December 2017 Form 8-K)

10.53^
Limited Partnership Agreement of TexMark Timber Treasury, L.P., dated as of July 6, 2018, by and among Triple T GP, LLC, Creek Pine Holdings, LLC, IMC RRIF C US Inc., IMC RRIF M US Inc., IMC RRIF PS US Inc., IMC RRIF T US Inc., IMC RRIF WS US Inc., IMC RRIF H US Inc., and bcIMC (WCBAF REKYN) Investment Corporation, Caddo TIG Newco L.P., Caddo Investors Holdings 1 LLC, Highland Floating Rate Opportunities Fund, NexPoint Strategic Opportunities Fund, NexPoint Real Estate Strategies Fund, and JAWS Capital, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8- K filed September 12, 2018)

10.54^
Asset Management Agreement, dated July 6, 2018, between Creek Pine REIT, LLC, Crown Pine Realty 1, Inc. and CatchMark TRS Creek Management, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed on September 12, 2018)

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audited Financial Statements of TexMark Timber Treasury, L.P. as of and for the period ended December 31, 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
^	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

(b)        See (a) 3 above.
(c)        See (a) 2 above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February 2020.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	February 28, 2020	By:	/s/ BRIAN M. DAVIS
Brian M. Davis Chief Executive Officer and President

Signature	Title	Date

/S/ BRIAN M. DAVIS	Chief Executive Officer, President and Director	February 28, 2020
Brian M. Davis	(Principal Executive Officer)

/S/ URSULA GODOY-ARBELAEZ	Chief Financial Officer, Senior Vice President and Treasurer	February 28, 2020
Ursula Godoy-Arbelaez	(Principal Financial Officer and Principal Accounting Officer)

/S/ WILLIS J. POTTS, JR.	Chairman of the Board	February 28, 2020
Willis J. Potts, Jr.

/S/ PAUL S. FISHER	Independent Director	February 28, 2020
Paul S. Fisher

/S/ MARY E. MCBRIDE	Independent Director	February 28, 2020
Mary E. McBride

/S/ DONALD S. MOSS	Independent Director	February 28, 2020
Donald S. Moss

/S/ DOUGLAS D. RUBENSTEIN	Independent Director	February 28, 2020
Douglas D. Rubenstein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CatchMark Timber Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
/s/ Deloitte & Touche LLP

Atlanta, GA
February 28, 2020

We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CatchMark Timber Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CatchMark Timber Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements.
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
February 28, 2020

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$11,487	$5,614
Accounts receivable	7,998	7,355
Prepaid expenses and other assets	5,459	7,369
Operating lease right-of-use asset, less accumulated amortization of $280 as of December 31, 2019 (Note 2)	3,120	—
Deferred financing costs	246	327
Timber assets (Note 3):
Timber and timberlands, net	633,581	687,851
Intangible lease assets, less accumulated amortization of $948 and $945 as of December 31, 2019 and 2018, respectively	9	12
Investments in unconsolidated joint ventures (Note 4)	1,965	96,244
Total assets	$663,865	$804,772

Liabilities:
Accounts payable and accrued expenses	$3,580	$4,936
Operating lease liability (Note 2)	3,242	—
Other liabilities	10,853	5,940
Notes payable and lines of credit, net of deferred financing costs (Note 5)	452,987	472,240
Total liabilities	470,662	483,116

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 shares authorized; 49,008 and 49,127 shares issued and outstanding as of December 31, 2019 and 2018, respectively	490	492
Additional paid-in capital	729,274	730,416
Accumulated deficit and distributions	(528,847)	(409,260)
Accumulated other comprehensive income (loss)	(8,276)	8
Total stockholders’ equity	192,641	321,656
Noncontrolling interests	562	—
Total equity	$193,203	$321,656
Total liabilities and equity	$663,865	$804,772
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Timber sales	$72,557	$69,455	$71,353
Timberland sales	17,572	17,520	14,768
Asset management fees	11,948	5,603	108
Other revenues	4,632	5,279	5,066
	106,709	97,857	91,295
Expenses:
Contract logging and hauling costs	31,129	31,469	31,108
Depletion	28,064	25,912	29,035
Cost of timberland sales	15,067	13,512	10,423
Forestry management expenses	6,691	6,283	6,758
General and administrative expenses	13,300	12,425	11,660
Land rent expense	524	660	621
Other operating expenses	6,460	6,303	5,264
	101,235	96,564	94,869

Other income (expense):
Interest income	204	262	113
Interest expense	(18,616)	(16,255)	(11,187)
Gain (loss) on large dispositions	7,961	(390)	—
	(10,451)	(16,383)	(11,074)

Loss before unconsolidated joint ventures and income taxes	(4,977)	(15,090)	(14,648)
Income (loss) from unconsolidated joint ventures	(89,471)	(106,917)	1,138
Net loss before income taxes	(94,448)	(122,007)	(13,510)
Income tax benefit (Note 12)	1,127	—	—
Net loss	$(93,321)	$(122,007)	$(13,510)

Weighted-average common shares outstanding —basic and diluted	49,038	47,937	39,751

Net loss per share - basic and diluted	$(1.90)	$(2.55)	$(0.34)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(93,321)	$(122,007)	$(13,510)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	(8,284)	(2,368)	629
Comprehensive loss	$(101,605)	$(124,375)	$(12,881)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2016	38,797	$388	$605,728	$(226,793)	$1,747	$381,070	$—	$381,070
Issuance of common stock pursuant to:
Equity offering	4,600	46	56,764	—	—	56,810	—	56,810
LTIP, net of forfeitures and amounts withheld for income taxes	125	1	2,474	—	$—	2,475	—	2,475
Stock issuance cost	—	—	(2,709)	—	$—	(2,709)	—	(2,709)
Dividends on common stock ($0.54 per share)	—	—	—	(21,349)	$—	(21,349)	—	(21,349)
Repurchase of common stock	(97)	(1)	(1,035)	—	$—	(1,036)	—	(1,036)
Net loss	—	—	—	(13,510)	—	(13,510)	—	(13,510)
Other comprehensive income	—	—	—	—	629	629	—	629
Balance, December 31, 2017	43,425	$434	$661,222	$(261,652)	$2,376	$402,380	$—	$402,380
Issuance of common stock pursuant to:
Equity offering	5,750	58	72,392	—	—	72,450	—	72,450
LTIP, net of forfeitures and amounts withheld for income taxes	50	1	1,341	—	—	1,342	—	1,342
Stock issuance cost			(3,537)			(3,537)	—	(3,537)
Dividends on common stock ($0.54 per share)	—	—	—	(25,601)	—	(25,601)	—	(25,601)
Repurchase of common stock	(98)	(1)	(1,002)	—	—	(1,003)	—	(1,003)
Net loss	—	—	—	(122,007)	—	(122,007)	—	(122,007)
Other comprehensive loss	—	—	—	—	(2,368)	(2,368)	—	(2,368)
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656	$—	$321,656
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	210	2	1,858	—	—	1,860	565	2,425
Dividends/distributions on common stock/limited partnership units ($0.54 per share/unit)	—	—	—	(26,266)	—	(26,266)	(3)	(26,269)
Repurchase of common stock	(329)	(4)	(3,000)	—	—	(3,004)	—	(3,004)
Net loss	—	—	—	(93,321)	—	(93,321)	—	(93,321)
Other comprehensive loss	—	—	—	—	(8,284)	(8,284)	—	(8,284)
Balance, December 31, 2019	49,008	$490	$729,274	$(528,847)	$(8,276)	$192,641	$562	$193,203

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(93,321)	$(122,007)	$(13,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	28,064	25,912	29,035
Basis of timberland sold, lease terminations and other	14,964	13,053	10,112
Stock-based compensation expense	2,790	2,689	2,786
Noncash interest expense	1,559	2,612	1,094
Other amortization	227	210	176
Gain (loss) from large dispositions	(7,961)	390	—
Income (loss) from unconsolidated joint ventures	89,471	106,917	(1,138)
Operating distributions from unconsolidated joint ventures	978	3,771	—
Income tax benefit	(1,127)	—	—
Interest paid under swaps with other-than-insignificant financing element	115	—	—
Changes in assets and liabilities:
Accounts receivable	(1,473)	(3,449)	(1,208)
Prepaid expenses and other assets	256	(260)	160
Accounts payable and accrued expenses	(1,309)	122	279
Other liabilities	(291)	(164)	(367)
Net cash provided by operating activities	32,942	29,796	27,419

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	(1,973)	(91,821)	(52,260)
Capital expenditures (excluding timberland acquisitions)	(4,178)	(4,571)	(5,617)
Investment in unconsolidated joint ventures	—	(200,000)	(10,539)
Distributions from unconsolidated joint ventures	3,830	4,744	—
Net proceeds from large dispositions	25,151	79,134	—
Net cash provided by (used in) investing activities	22,830	(212,514)	(68,416)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	289,000	304,119
Repayment of notes payable	(20,064)	(148,000)	(292,156)
Financing costs paid	(82)	(1,434)	(3,674)
Issuance of common stock	—	72,450	56,810
Interest paid under swaps with other-than-insignificant financing element	(115)	—	—
Dividends / distributions paid	(26,269)	(25,601)	(21,349)
Repurchase of common shares under the share repurchase program	(3,004)	(1,003)	(1,036)
Repurchase of common shares for minimum tax withholdings	(365)	(1,348)	(311)
Other offering costs paid	—	(3,537)	(2,709)
Net cash provided by (used in) financing activities	(49,899)	180,527	39,694
Net change in cash and cash equivalents	5,873	(2,191)	(1,303)
Cash and cash equivalents, beginning of period	5,614	7,805	9,108
Cash and cash equivalents, end of period	$11,487	$5,614	$7,805
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018, AND 2017

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

Accounts Receivable

Accounts receivable mainly consists of timber sales receivable, asset management fees receivable, and patronage dividends receivable. Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. As of December 31, 2019, accounts receivable balance included $3.8 million of estimated patronage dividends due from our lenders, which we expect to receive in March 2020, and $2.8 million of asset management fees from the Triple T Joint Venture, which was received in January 2020. See Note 5 — Notes Payable and Lines of Credit for further information regarding the patronage dividends and Note 4 — Unconsolidated Joint Ventures for further information regarding asset management fees earned from the Triple T Joint Venture.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are generally comprised of fair value of interest rate swaps, earnest money, equity in patronage banks, prepaid insurance, prepaid rent, deferred tax asset, prepaid operating costs, fixed assets, and deferred costs associated with pending acquisitions. Prepaid expenses are expensed over the applicable usage period or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

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
For further information regarding CatchMark's credit agreements, outstanding balance of debt and associated deferred financing costs, please refer to Note 5 — Notes Payable and Lines of Credit. CatchMark recognized amortization of deferred financing costs for the years ended December 31, 2019, 2018, and 2017 of $1.0 million, $2.6 million, and $1.0 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
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

Evaluating the Recoverability of Timber Assets
CatchMark continually monitors events and changes in circumstances that could indicate that the carrying amounts of the timber assets in which CatchMark has an ownership interest may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of timber assets may not be recoverable, CatchMark assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. Impairment losses would be recognized for (i) long-lived assets used in CatchMark’s operations when the carrying value of such assets exceeds the undiscounted cash flows estimated to be generated from the future operations of those assets, and (ii) long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. CatchMark intends to use one harvest cycle for the purpose of evaluating the recoverability of timber and timberlands used in its operations. Future cash flow estimates are based on discounted probability-weighted projections for a range of possible outcomes. CatchMark generally considers assets to be held for sale at the point at which a sale contract is executed, the buyer has made a significant non-refundable earnest money deposit against the contracted purchase price and there is a high degree of certainty a transaction will close. CatchMark has determined that there has been no impairment of its long-lived assets to date.
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

Under the new standard, CatchMark recognizes revenue when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. CatchMark derives a majority of its revenues from timber sales, timberland sales, recreational leases, and asset management fees, where the original expected contract duration is one year or less. CatchMark has elected the disclosure exemption available under ASC 606 considering it generally satisfies its performance obligations within one year of entering into contracts and collects payments within a month of satisfying its performance obligation.

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

Contractual terms of each timber sale, including pricing and volume for the respective product, are negotiated and entered into by the field managers. In delivered wood sales, product pricing includes amount sufficient to cover costs of contracting third-party logging crews to harvest and haul timber to the customers. Revenue is recognized when timber is delivered to the customer and the sales volume/value is known when timber crosses the customers’ scale. Stumpage sales are typically executed using pay-as-cut contracts, where a purchaser acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. Revenue is recognized when timber is severed under pay-as-cut contracts. In a lump-sum sales contract with retained economic interests, CatchMark receives advance payments for the standing timber specified in the contract and the customer is responsible for cutting and hauling the timber. CatchMark satisfies its performance obligation when timber is severed, at which time revenue is recognized. Contract payments are generally collected within a month from the date timber is harvested and/or delivered. The transaction price for timber sales is determined using contractual rates applied to harvest volumes.

(b) Timberland Sales Revenue

Performance obligations associated with timberland sales are met when all conditions of closing have been satisfied. Revenue for timberland sales is recognized at closing when title passes, payments are received or full collectibility is probable, and control is passed to the buyer. CatchMark generally receives the entire contract consideration in cash at closing.

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

Large Dispositions
Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land's timber production value. Such dispositions are infrequent in nature, are not part of core operations, and would cause material variances in comparative results if not reported separately. Large dispositions are accounted for in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which require that dispositions of long-lived assets that are not a discontinued operation be accounted for on a net basis and included in income from continuing operations before income taxes in accordance with ASC 360, Property, Plant and Equipment. Proceeds from sales designated as large dispositions are classified as cash flows from investing activities in the accompanying consolidated statements of cash flows.
Stock-based Compensation
CatchMark issues equity-based awards to its independent directors and employees pursuant to its long-term incentive plans. Stock-based compensation is measured by the fair value of the respective award on the date of grant or modification. Expense is recognized over the requisite service period of each award and reported as either forestry management expenses or as general and administrative expenses. See Note 10 — Stock-based Compensation for more information.

Earnings Per Share

Basic earnings (loss) per share is calculated as net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share equals basic earnings (loss) per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. CatchMark excluded the impact of outstanding RSUs and LTIP Units from the weighted-average shares outstanding calculation, as their impact would be anti-dilutive. Basic and diluted earnings (loss) per share were the same for all periods presented.

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

Segment Information

CatchMark primarily engages in the acquisition, ownership, operation, management, and disposition of timberland properties located in the United States, either directly through wholly-owned subsidiaries or through equity method investments in affiliated joint ventures. CatchMark defines operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which its chief operating decision maker, the Chief Executive Officer, evaluates performance and allocates resources in managing the business. CatchMark has aggregated those operating segments into three reportable segments: Harvest, Real Estate and Investment Management. See Note 15 — Segment Information for additional information.

New Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"). ASC 842 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on its balance sheet for all leases, subject to certain scope exceptions. Leases are required to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.

CatchMark adopted ASC 842 effective January 1, 2019 using the modified retrospective approach with the cumulative effect of the application recognized at the effective date. CatchMark elected the package of practical expedients, including the option to account for each separate lease component of a contract and its associated non-lease component as a single lease component, thus causing all fixed payments to be capitalized; and the practical expedient, which among other things, allows CatchMark to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the operating lease ROU asset or liability. These are expensed as incurred and recorded as variable lease expense. Management identified and evaluated all of its in-place leases, subleases, and contracts with a lease component, and determined that its office lease is the only lease within the scope of ASC 842. CatchMark elected the practical expedient to not apply the recognition requirements of ASC 842 to its short-term leases. CatchMark determined its long-term timber lease to be a lease of biological assets, a scope exception to ASC 842. Long-term timber lease expense is reported as land rent expense on CatchMark's consolidated statements of operations. See Note 7 — Commitments and Contingencies, Obligations under Operating Leases for additional information on the long-term timber lease. Additionally, CatchMark determined that its hunting and recreational leases do not qualify as leases under ASC 842. See Note 11 — Recreational Leases for additional information on CatchMark's hunting and recreational leases.

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease ROU asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $122,000 of noncash lease expense related to the operating lease ROU asset and the operating lease liability for the year ended December 31, 2019, which was included in general and administrative expenses on its consolidated statement of operations. For the year ended December 31, 2019, CatchMark paid $311,600 in cash for its office lease.

The adoption of ASC 842 did not result in a cumulative-effect adjustment to CatchMark's retained earnings, as its office lease commenced in January 2019.

CatchMark had the following future annual payments for its operating lease as of December 31, 2019 and 2018:

	As of
(in thousands)	December 31, 2019	December 31, 2018
Required payments
2019	$—	$312
2020	397	397
2021	412	412
2022	424	424
2023	435	435
2024	447	447
Thereafter	1,873	1,873
	$3,988	$4,300
Less: imputed interest	(746)
Operating lease liability	$3,242

Remaining lease term (years)	8.9
Discount rate	4.58%

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removed certain exceptions for intra-period tax allocation, recognition of deferred tax liabilities, and calculation of income taxes in interim periods. This ASU also added guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods therein. CatchMark is currently assessing the impact ASU 2019-12 will have on its consolidated financial statements.

3.	Timber Assets

As of December 31, 2019 and 2018, timber and timberlands consisted of the following, respectively:

	As of December 31, 2019
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$312,452	$28,064	$284,388
Timberlands	348,825	—	348,825
Mainline roads	1,106	738	368
Timber and timberlands	$662,383	$28,802	$633,581

	As of December 31, 2018
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$345,972	$25,912	$320,060
Timberlands	367,488	—	367,488
Mainline roads	954	651	303
Timber and timberlands	$714,414	$26,563	$687,851

Timberland Acquisitions

During the years ended December 31, 2019, 2018 and 2017, CatchMark acquired 900 acres, 18,100 acres, and 19,600 acres of timberland, respectively, for $1.9 million, $89.7 million, and $51.6 million, respectively, excluding closing costs. Acreage acquired by state is listed below:

Acres Acquired In (1):	2019	2018	2017
South
Georgia	—	—	15,000
South Carolina	900	—	4,600
	900	—	19,600
Pacific Northwest
Oregon	—	18,100	—
Total	900	18,100	19,600

(1) Represents CatchMark's wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.

Timberland Sales

During the years ended December 31, 2019, 2018, and 2017, CatchMark sold 9,200 acres, 8,500 acres, and 7,700 acres of timberland, respectively, for $17.6 million, $17.5 million, and $14.8 million, respectively. CatchMark’s cost basis in the timberland sold was $14.1 million, $12.4 million, and $9.9 million respectively.

Large Dispositions

During the years ended December 31, 2019 and 2018, CatchMark completed the sale of 14,400 and 56,100 acres of its wholly-owned timberlands for $25.4 million and $79.3 million, respectively. CatchMark's cost basis was $17.2 million and $79.5 million, respectively. Of the total net proceeds received, $20.1 million and $79.0 million were used to pay down CatchMark's outstanding debt balance in 2019 and 2018, respectively. No large dispositions were completed in 2017.

Timberland sales and large disposition acreage by state is listed below:

Acres Sold In:	2019	2018	2017
South
Timberland Sales
Alabama	800	1,500	2,300
Georgia	1,000	2,300	5,000
Louisiana	—	200	400
North Carolina	500	1,000	—
South Carolina	6,900	3,300	—
Texas	—	200	—
	9,200	8,500	7,700
Large Dispositions
Alabama	2,100	—	—
Georgia	12,300	—	—
Louisiana	—	20,700	—
Texas	—	35,400	—
	14,400	56,100	—

Total	23,600	64,600	7,700

Current Timberland Portfolio

As of December 31, 2019, CatchMark directly owned interests in 435,500 acres of timberlands in the U.S. South and the Pacific Northwest, 410,200 acres of which were fee-simple interests and 25,300 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of December 31, 2019 (1)	Fee	Lease	Total
South
Alabama	70,000	1,800	71,800
Florida	2,000	—	2,000
Georgia	248,000	23,500	271,500
North Carolina	100	—	100
South Carolina	71,700	—	71,700
Tennessee	300	—	300
	392,100	25,300	417,400
Pacific Northwest
Oregon	18,100	—	18,100
Total:	410,200	25,300	435,500
(1) Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4. Unconsolidated Joint Ventures

As of December 31, 2019, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of December 31, 2019
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6%	(1)
Acreage owned by the joint venture	—	1,092,000
Merchantable timber inventory (million tons)	—	44.1	(2)
Location	Georgia	Texas

(1)	Represents our share of total partner capital contributions.

(2)	The Triple T Joint Venture considers inventory to be merchantable at age 12. Merchantable timber inventory includes current year growth.

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

CatchMark applies HLBV using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that CatchMark would receive if the Triple T Joint Venture were to liquidate all of its assets (at book value in accordance with GAAP) on that date and distribute the cash to the partners based on the contractually-defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is CatchMark's income or loss from the Triple T Joint Venture for the period.

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of December 31,
(in thousands)	2019	2018
Triple T Joint Venture:
Total assets	$1,573,172	$1,607,413
Total liabilities	$751,655	$754,610
Total equity	$821,517	$852,803
CatchMark:
Carrying value of investment	$—	$90,450

Condensed income statement information for the Triple T Joint Venture is as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Triple T Joint Venture:
Total revenues	$158,839	$56,977
Net loss	$(21,469)	$(20,646)
CatchMark:
Equity share of net loss	$(90,450)	$(109,550)

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Triple T Joint Venture:
Net cash provided by (used in) operating activities	$6,817	$(8,982)
Net cash used in investing activities	$(6,582)	$(1,413,082)
Net cash provided by financing activities	$79	$1,461,364
Net change in cash and cash equivalents	$314	$39,300
Cash and cash equivalents, beginning of period	$39,300	$—
Cash and cash equivalents, end of period	$39,614	$39,300

CatchMark's equity share of the Triple T Joint Venture's net loss determined using the HLBV method as of December 2019 is calculated as follows:

(in thousands)
Triple T Joint Venture:
Total equity as of December 31, 2019		$821,517
Preferred Investors:
Equity in Triple T Joint Venture as of January 1, 2019	$762,353
Minimum preferred return as of December 31, 2019	$59,039

Class A preferred equity as of December 31, 2019	$125
HLBV distribution as of December 31, 2019		$821,517
CatchMark:
Equity in Triple T Joint Venture as of December 31, 2019		$—
Equity in Triple T Joint Venture, as of January 1, 2019		$90,450
Equity share of Triple T Joint Venture's net loss		$(90,450)

Dawsonville Bluffs Joint Venture

During 2017, CatchMark formed the Dawsonville Bluffs Joint Venture with MPERS, and each owns a 50% membership interest. CatchMark shares substantive participation rights with MPERS, including management selection and termination, and the approval of material operating and capital decisions and, as such, uses the equity method of accounting to record its investment. Income or loss and cash distributions are allocated according to the provisions of the joint venture agreement.

During 2019, the Dawsonville Bluffs Joint Venture completed the disposition of all of its remaining 5,000 acres of timberlands for $10.2 million. As of December 31, 2019, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.6 million remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Dawsonville Bluffs Joint Venture:
Total assets	$4,041	$12,164
Total liabilities	$111	$575
Total equity	$3,930	$11,589
CatchMark:
Carrying value of investment	$1,965	$5,795

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Dawsonville Bluffs Joint Venture:
Total Revenues	$11,101	$14,852	$4,886
Net Income	$1,956	$5,267	$2,275
CatchMark:
Equity share of net income	$978	$2,634	$1,138

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Dawsonville Joint Venture:
Net cash provided by operating activities	$9,325	$13,388	$4,645
Net cash used in investing activities	$—	$—	$(20,348)
Net cash provided by (used in) financing activities	$(9,615)	$(17,032)	$21,078
Net change in cash and cash equivalents	$(290)	$(3,644)	$5,375
Cash and cash equivalents, beginning of period	$1,731	$5,375	$—
Cash and cash equivalents, end of period	$1,441	$1,731	$5,375

For the years ended December 31, 2019 and 2018, CatchMark received cash distributions of $4.8 million and $8.5 million, respectively, from the Dawsonville Bluffs Joint Venture, $1.0 million and $3.8 million of which was classified as operating distributions, and $3.8 million and $4.7 million was classified as return of capital in the investing section of the accompanying consolidated statements of cash flows.

Asset Management Fees

CatchMark provides asset management services to the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture. Under these arrangements, CatchMark oversees the day-to-day operations of these joint ventures and their properties, including accounting, reporting and other administrative services, subject to certain major decisions that require partner approval. For management of the Triple T Joint Venture, CatchMark receives a fee equal to a percentage of the Acquisition Price multiplied by 78.4%, which represents the percentage of the total equity contributions made to the Triple T Joint Venture by the Preferred Investors. The percentage is currently 1%. In the event the Preferred Investors have not received a return of their capital contributions plus their preferred return, then the percentage decreases from 1% to 0.75% at October 1, 2021, and to 0.5% at October 1, 2022. The fee is also subject to deferment in certain circumstances. In addition, the asset management agreement with the Triple T Joint Venture includes a "key man" provision requiring CatchMark to find a suitable replacement for Jerry Barag, our former Chief Executive Officer, within one year of his retirement, or by January 21, 2021 (see Note 16 — Subsequent Events for additional information). If CatchMark fails to find such suitable replacement within that time period, the Preferred Investors in the Triple T Joint Venture have the right to terminate the asset management agreement. For management of the Dawsonville Bluffs Joint Venture, CatchMark receives a percentage fee based on invested capital, as defined by the joint venture agreement. Additionally, CatchMark receives an incentive-based promote earned for exceeding investment hurdles.

For the years ended December 31, 2019 and 2018, CatchMark earned the following fees from its unconsolidated joint ventures:

(in thousands)	2019	2018
Triple T Joint Venture (1)	$11,286	$5,496
Dawsonville Bluffs Joint Venture (2)	$662	$107
	$11,948	$5,603

(1)	Includes $0.5 million and $0.2 million of reimbursements of compensation costs for the years ended December 31, 2019 and 2018, respectively.

(2)	Includes $0.6 million of incentive-based promote earned for exceeding investment hurdles in 2019.

5.	Notes Payable and Lines of Credit

As of December 31, 2019 and 2018, CatchMark had the following debt balances outstanding:

(in thousands)	Maturity Date		Current Interest Rate(1)	Outstanding Balance as of December 31,
Credit Facility		Interest Rate		2019	2018
Term Loan A-1	12/23/2024	LIBOR + 1.75%	3.55%	$100,000	$100,000
Term Loan A-2	12/01/2026	LIBOR + 1.90%	3.70%	100,000	100,000
Term Loan A-3	12/01/2027	LIBOR + 2.00%	3.80%	68,619	68,619
Term Loan A-4	08/22/2025	LIBOR + 1.70%	3.50%	140,000	140,000
Multi-Draw Term Facility	12/01/2024	LIBOR + 2.20%	3.95%	49,936	70,000
Total Principal Balance				$458,555	$478,619
Less: Net Unamortized Deferred Financing Costs				$(5,568)	$(6,379)
Total				$452,987	$472,240

(1)
For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of December 31, 2019. The weighted-average interest rate excludes the impact of interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

Amended Credit Agreement

CatchMark is party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018 and June 28, 2019 (the “Amended Credit Agreement”), with a syndicate of lenders including CoBank. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

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

As of December 31, 2019, $185.1 million remained available under CatchMark's credit facilities, consisting of $150.1 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

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

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. Of the total patronage dividends received, 75% was received in cash and 25% was received in equity of the Patronage Banks. CatchMark accrues Patronage Dividends it expects to receive based on actual patronage dividends received as a percentage of its weighted-average eligible debt balance. As of December 31, 2019, 2018, and 2017, CatchMark accrued $3.8 million, $3.3 million, and $2.7 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on its consolidated statements of operations.

As of December 31, 2019 and 2018, CatchMark recorded the following balances related to patronage dividends on its balance sheets:

(in thousands)	As of December 31,
Patronage dividends classified as:	2019	2018
Accounts receivable	$3,810	$3,323
Prepaid expenses and other assets (1)	2,329	1,499
Total	$6,139	$4,822
(1)    Represents 25% of cumulative patronage dividends received to date as equity of the Patronage Banks.

Debt Covenants
CatchMark's credit agreement contains, among others, the following financial covenants:

•	limit the LTV Ratio to (i) 50% at any time prior to the last day of the fiscal quarter corresponding to December 1, 2021, and (ii) 45% at any time thereafter;

•	require maintenance of a FCCR of not less than 1.05:1; and

•	require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and

•	limit the aggregated capital expenditures to 1% of the value of the timberlands during any fiscal year.

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

CatchMark was in compliance with the financial covenants of its amended credit agreement as of December 31, 2019.

Interest Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2019, 2018, and 2017, CatchMark made the following cash interest payments on its borrowings:

(in thousands)	2019	2018	2017
Cash paid for interest	$20,399	$15,816	$11,412

Included in the interest payments for the years ended December 31, 2019, 2018 and 2017 were unused commitment fees of $0.1 million, $0.2 million and $0.6 million, respectively. No interest paid was capitalized during the years ended December 31, 2019, 2018 and 2017.
As of December 31, 2019 and 2018, the weighted-average interest rate on these borrowings, after consideration of the interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.87% and 4.31%, respectively. After further consideration of the expected patronage dividends, CatchMark's weighted-average interest rate as of December 31, 2019 and 2018 was 3.07% and 3.51%, respectively.

As of December 31, 2019 and 2018, the fair value of CatchMark's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. CatchMark had the following interest rate swaps outstanding from 2017 through October 2019, when they were terminated:

Terminated Interest Rate Swap	Effective Date	Termination Date	Pay Rate	Receive Rate	Notional Amount
2017 Swap - 3YR	3/28/2017	10/21/2019	1.800%	one-month LIBOR	$30,000
2018 Swap - 2YR	9/6/2018	10/21/2019	2.796%	one-month LIBOR	$50,000
2018 Swap - 3YR	9/6/2018	10/21/2019	2.869%	one-month LIBOR	$50,000
2017 Swap - 4YR	3/28/2017	10/21/2019	2.045%	one-month LIBOR	$20,000
2018 Swap - 4YR	2/28/2018	10/21/2019	2.703%	one-month LIBOR	$30,000
2017 Swap - 7YR	3/23/2017	10/21/2019	2.330%	one-month LIBOR	$20,000
2014 Swap - 10YR	12/23/2014	10/21/2019	2.395%	one-month LIBOR	$35,000
2016 Swap - 8YR	8/23/2016	10/21/2019	1.280%	one-month LIBOR	$45,000
2018 Swap - 8YR	2/28/2018	10/21/2019	2.884%	one-month LIBOR	$20,000
2018 Swap - 9YR	8/28/2018	10/21/2019	3.014%	one-month LIBOR	$50,000
Total					$350,000

From January 1, 2019 through October 21, 2019, these swaps effectively fixed the interest rates on $350.0 million of CatchMark's variable-rate debt at 4.26%, inclusive of the applicable spread but before considering patronage dividends.

In October 2019, CatchMark terminated these swaps and entered into two new interest rate swaps with Rabobank. As of December 31, 2019, CatchMark had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.083%	one-month LIBOR	$75,000
Total					$275,000

As of December 31, 2019, CatchMark's interest rate swaps effectively fixed the interest rate on $275.0 million of its $458.6 million variable rate debt at 3.98%, inclusive of the applicable spread but before considering patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statement of cash flows.

All of CatchMark's outstanding interest rate swaps during 2019, 2018 and 2017 qualified for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark’s interest rate swaps measured at fair value as of December 31, 2019 and 2018:

(in thousands)		Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$—	$3,643
Interest rate swaps	Other liabilities	$(8,769)	$(3,635)

As of December 31, 2019, CatchMark estimated that $1.6 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

During the years ended December 31, 2019 and 2018, CatchMark recognized a change in fair value of its interest rate swaps of $8.3 million and $2.4 million, respectively, as other comprehensive loss. CatchMark recognized a change in fair value of its interest rate swaps of $0.6 million as other comprehensive income in 2017. During the years ended December 31, 2019, 2018, and 2017, net payments of $0.3 million, $0.5 million, and $1.0 million were made under the interest rate swaps by CatchMark and were recorded as interest expense, respectively.

7.    Commitments and Contingencies

Mahrt Timber Agreements

In connection with its acquisition of timberlands from WestRock, CatchMark entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly-owned subsidiary of WestRock. The master stumpage agreement provides that CatchMark will sell specified amounts of timber and make available certain portions of our timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase a specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly market pricing adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark with a reliable customer for the wood products from its timberlands. For the years ended December 31, 2019, 2018, and 2017, approximately 12%, 17%, and 17%, respectively, of CatchMark's net timber sales revenue was derived from the Mahrt Timber Agreements.

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

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2021, and is automatically extended for one-year periods unless written notice is provided by CatchMark or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

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

Obligations under Operating Leases
CatchMark holds leasehold interests in 25,300 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.
As of December 31, 2019, CatchMark had the following future lease payments under its LTC Lease:

(in thousands)	Required Payments
2020	461
2021	461
2022	407
$1,329
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
On October 31, 2018, CatchMark Timber Trust, as general partner of CatchMark Timber OP, executed the Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber OP (as amended, the “Partnership Agreement”) with CatchMark LP Holder. The Partnership Agreement, as amended, added provisions authorizing CatchMark Timber OP to issue a class of limited partnership interests (the “LTIP Units"), to certain officers, directors, and employees of CatchMark. LTIP Units are a class of units structured to qualify as “profits interests” for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into CatchMark Timber OP common units. The LTIP Units initially have no value and are not at parity with CatchMark Timber OP common units with respect to liquidating distributions. Upon the occurrence of specified events, the LTIP Units can over time achieve partial to full parity with CatchMark Timber OP common units. Vested LTIP Units are recognized as noncontrolling interests based on the values of their respective capital accounts relative to that of the CatchMark Timber OP common units. Vested LTIP Units that have achieved full parity with CatchMark Timber OP common units are converted into Catchmark Timber OP common units on a one-for-one basis. Vested LTIP Units that have not achieved full parity with CatchMark Timber OP common units may convert into CatchMark Timber OP common units on less than a one-for-one basis based on relative capital accounts. Regular and other non-liquidating distributions will be made by CatchMark Timber OP with respect to unvested LTIP Units as provided in the applicable award agreement for such units.
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
CatchMark recognizes noncontrolling interest upon the issuance of LTIP Units based on the fair value of the awards on their grant date. For the year ended December 31, 2019, CatchMark recognized $0.5 million in stock-based compensation expense related to the LTIP Units, which is presented as noncontrolling interest in the consolidated balance sheets. See Note 10 — Stock-based Compensation for more details regarding LTIP Units.

9.    Stockholders' Equity

Under CatchMark's charter, it has authority to issue a total of one billion shares of capital stock. Of the total shares authorized, 900 million shares are designated as common stock with a par value of $0.01 per share and 100 million shares are designated as preferred stock.

Share Repurchase Program

On August 7, 2015, the board of directors authorized a stock repurchase program under which CatchMark may repurchase up to $30.0 million of its outstanding common shares. The program has no set duration and the board may discontinue or suspend it at any time. During the year ended December 31, 2019, CatchMark repurchased 329,150 shares of common stock for $3.0 million. All common stock purchases through the end of December 2019 under the stock repurchase program were made in open-market transactions. As of December 31, 2019, CatchMark had 49.0 million shares of common stock outstanding and may purchase up to an additional $15.7 million under the program.

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

Distributions

Since December 2013, CatchMark has made and intends to continue to make quarterly distributions to holders of its common stock. The table below summarizes the distributions CatchMark made during the years ended December 31, 2019, 2018 and 2017, and the tax characterization of the distributions:

	2019	2018	2017
Total Cash Distributions per Common Share	$0.54	$0.54	$0.54

Tax Characterization
Capital Gain	—	—	—
Return of Capital	100%	100%	100%

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

On June 23, 2017, CatchMark's stockholders approved the 2017 Incentive Plan (the "2017 Plan"), which replaced the 2005 LTIP. The 2017 Plan allows for the award of options, stock appreciation rights, restricted stock, RSUs, deferred stock units, performance awards, other stock-based awards, or any other right or interest relating to stock or cash to the employees, directors, and consultants of CatchMark or its affiliates. The 2017 Plan provides for issuance of up to 1.8 million shares through CatchMark's 2027 annual stockholders meeting, or, in the case of an amendment approved by stockholders to increase the number of shares subject to the 2017 Plan, the 10th anniversary of such amendment date. As of December 31, 2019, 913,102 shares remained available for issuance under the 2017 Plan.

Stock-based Compensation - Independent Directors

On June 28, 2019, pursuant to the Amended and Restated Independent Directors' Compensation Plan (a sub-plan of CatchMark's LTIP), CatchMark issued the annual equity-based grants to its independent directors with an aggregate grant date fair value of $0.4 million. Each independent director received a grant with a fair value of $70,000, which will vest on the date of CatchMark's 2020 annual meeting of stockholders. At their elections, three independent directors each received 6,699 shares of CatchMark's restricted stock and the remaining three independent directors each received 6,699 LTIP Units (see Note 8 — Noncontrolling Interests for further details). CatchMark recognized $0.2 million of general and administrative expense related to these awards during the year ended December 31, 2019.

Additionally, one independent director elected to receive $30,000 of his annual cash retainer in shares of CatchMark's common stock in lieu of cash.

Below is a summary of independent directors' stock-based compensation for the years ended December 31, 2019, 2018, and 2017:

(dollars in thousands, except for per-share amounts)	2019	2018	2017
Fully-vested shares granted	2,864	26,568	24,412
Weighted-average grant date fair value per share	$10.47	$12.42	$11.47
Shares of restricted stock granted	20,097	—	—
Weighted-average grant date fair value per share	$10.45	$—	$—
Number of LTIP Units granted (1)	20,097	$—	$—

Grant date fair value of fully vested stock granted	$30	$330	$280
Grant date fair value of restricted stock granted	$210	$—	$—
Grant date fair value of LTIP Units granted	$210
Cash used to repurchase common shares for minimum tax withholdings	$—	$53	$59
(1) 6,699 LTIP Units vested on July 31, 2019 upon the retirement of one of the LTIP Unit recipient.

Service-based Restricted Stock Grants to Employees

On February 13, 2019, CatchMark issued 131,500 shares of service-based restricted stock to its non-executive employees, vesting in four equal installments in February of 2020, 2021, 2022, and 2023.

On July 12, 2019, CatchMark granted 99,385 shares of service-based restricted stock to its eligible executive officers pursuant to the 2019 executive compensation plan previously approved by the compensation committee of the board of directors (the "Compensation Committee"). These service-based awards will vest in four equal installments in July of 2020, 2021, 2022, and 2023.

The fair value of serviced-based restricted stock grants was determined by the closing price of CatchMark's common stock on the respective grant date.

Below is a summary of service-based restricted stock grants to the employees during the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Shares granted	230,885	175,729	133,591
Weighted-average grant date fair value per share	$9.66	$10.60	$11.19
Grant date fair value of restricted stock vested ('000)	$953	$1,756	$1,294
Cash used to repurchase common shares for minimum tax withholdings ('000)	$278	$445	$252

A rollforward of CatchMark's unvested service-based restricted stock awards to employees for the year ended December 31, 2019 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	300,395	$10.60
Granted	230,885	$9.66
Vested	(83,817)	$11.37
Forfeited	(5,062)	$10.85
Unvested at December 31, 2019	442,401	$9.96

Performance-based RSUs

On January 22, 2019, the Compensation Committee determined that, based on a set of pre-determined performance metrics between January 1, 2016 and December 31, 2018, the 80,366 RSUs issued to the executive officers in May 2016 (the "2016 Performance Awards") were forfeited. No RSUs remained outstanding as of December 31, 2019.

Outperformance Awards

On May 2, 2017, the board of directors approved a special, one-time stock-settled outperfomance award (the "OPP") to eligible executive officers of CatchMark, pursuant to the provisions of the 2005 LTIP. Under the OPP, an outperformance pool with a maximum award dollar amount of $5.0 million was created and executive officers were granted a certain participation percentage of the outperformance pool. The dollar amount of the awards earned will be determined based on the total returns of CatchMark common stock during a performance period from April 1, 2017 to March 31, 2020. Earned awards will be settled in shares of CatchMark common stock after the amount of earned award is determined at the end of the performance period. The grant-date fair value of the OPP was $1.0 million as calculated using Monte-Carlo simulations and is amortized over the performance period.

Performance-based LTIP Units Grants

On July 12, 2019, CatchMark granted 184,944 LTIP Units to its eligible executive officers, which represents the maximum number of LTIP Units that could be earned based on the relative performance of CatchMark's TSR as compared to pre-established peer groups’ TSRs and to the Russell 3000 Index over a three-year performance period from January 1, 2019 to December 31, 2021. The Compensation Committee will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2022 and 2023. The fair value of the 2019 performance-based LTIP Units awards was calculated using the Monte-Carlo simulation with the following:

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

The fair value of the 2017 Performance LTIP Awards was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (November 29, 2018)	$8.47
Weighted-average fair value per granted share	$1.31
Assumptions:
Volatility	25.30%
Expected term (years)	3.0
Risk-free interest rate	2.89%

The fair value of the 2018 Performance LTIP Awards was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (November 29, 2018)	$8.47
Weighted-average fair value per granted share	$1.82
Assumptions:
Volatility	25.30%
Expected term (years)	3.0
Risk-free interest rate	2.89%

A rollforward of CatchMark's unvested, performance-based LTIP units grants for the year ended December 31, 2019 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	219,286	$1.55
Granted	184,944	$8.13
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2019	404,230	$4.56

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense is presented below:

(in thousands)	2019	2018	2017
General and administrative expenses	$2,527	$2,356	$1,956
Forestry management expenses	263	333	830
Total	$2,790	$2,689	$2,786

As of December 31, 2019, $4.6 million of unrecognized compensation expense remained and will be recognized over a weighted-average period of 2.5 years.

11.     Recreational Leases

CatchMark leases certain access rights to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for another one-year term. CatchMark retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants. As of December 31, 2019, 404,600 acres, or 99.8% of CatchMark’s timberland available for recreational uses, had been leased to tenants under operating leases that expire between May and July 2020. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as deferred revenues until earned over the terms of the respective lease terms and recognized as other revenue. As of December 31, 2019 and 2018, $1.9 million and $1.9 million, respectively, of such rental receipts are included in other liabilities in the accompanying consolidated balance sheets. For the three years ended December 31, 2019, 2018 and 2017, CatchMark recognized other revenues related to recreational leases of $4.1 million, $4.7 million, $4.5 million, respectively.

12.     Income Taxes
CatchMark TRS is generally the only subsidiary of CatchMark subject to U.S. federal and state income taxes. CatchMark TRS records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. For the years ended December 31, 2018 and 2017, CatchMark TRS has recorded a full valuation allowance on its net deferred tax assets. As of December 31, 2019, CatchMark TRS is no longer in a three-year cumulative loss position, and, based on projected future income, it is more likely than not that a portion of its deferred income tax asset will be realized. Therefore, for the year ended December 31, 2019, CatchMark TRS reported a net deferred tax asset and a corresponding income tax benefit in the amount of $1.1 million.

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

As of December 31, 2019, CatchMark Timber Trust and CatchMark TRS had the following federal and state net operating loss ("NOL") carryforwards:

(in millions)	Federal		State	Total
CatchMark Timber Trust	$121.4	(1)	$102.6	$224.0
CatchMark TRS	$27.6	(2)	$20.3	$47.9
Total	$149.0		$122.9	$271.9
(1) Includes $108.3 million of NOL generated prior to January 1, 2018.
(2) Entire $27.6 million of NOL generated prior to January 1, 2018.

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

The other provisions of TCJA did not have a material impact on the accompanying consolidated financial statements of CatchMark for the years ended December 31, 2019, 2018 and 2017.

Components of the deferred tax asset as of December 31, 2019 and 2018 were attributable to the operations of CatchMark TRS only and were as follows:

	As of December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforward	$6,711	$8,612
Gain on timberland sales	34	8
Other	648	418
Total gross deferred tax asset	7,393	9,038

Valuation allowance	(6,185)	(8,949)
Total net deferred tax asset	$1,208	$89

Deferred tax liability:
Timber depletion	81	89
Total gross deferred tax liability	$81	$89

Deferred tax asset, net	$1,127	$—

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to CatchMark TRS’ effective tax rate for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019		2018	2017
Federal statutory income tax rate	21.0%		21.0%	34.0%
State income taxes, net of federal benefit	—%		—%	—%
Other temporary differences	5.1%		(0.2)%	(0.4)%
Other permanent differences	6.3%		5.4%	(0.1)%
Effects of federal rate change	—%		—%	(83.8)%
Valuation allowance	(53.9)%	(1)	(26.2)%	50.3%
Effective tax rate	(21.5)%		—%	—%
(1) Represents a partial valuation allowance against federal net operating losses for the year ended December 31, 2019, as CatchMark does not believe those losses will be fully utilized in the future. CatchMark recorded a full valuation allowance against federal net operating losses for the years ended December 31, 2018 and 2017.

As of December 31, 2019 and 2018, the tax basis carrying value of CatchMark’s total timber assets was $626.7 million and $679.5 million, respectively.
13.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

	2019
(in thousands, except for per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,573	$28,660	$26,380	$29,096
Income (loss) before unconsolidated joint ventures and income taxes	$(3,086)	$(1,914)	$4,494	$(4,471)
Net loss	$(30,395)	$(30,565)	$(20,557)	$(11,804)
Basic and diluted net loss per share	$(0.62)	$(0.62)	$(0.42)	$(0.24)

	2018
(in thousands, except for per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$24,104	$26,249	$24,577	$22,927
Loss before unconsolidated joint ventures and income taxes	$(5,206)	$(2,214)	$(2,134)	$(5,536)
Net loss (2)	$(3,385)	$(1,505)	$(78,899)	$(38,218)
Basic and diluted net loss per share (1)	$(0.08)	$(0.03)	$(1.61)	$(0.78)
(1) The sum of the quarterly amounts does not equal net loss per share for the year due to changes in weighted-average shares outstanding over the year.
(2) The increase in net loss in the third quarter of 2018 was primarily a result of recognizing $81.8 million of losses from the Triple T Joint Venture under the HLBV method of accounting.

14.    Customer Concentration

For the years ended December 31, 2019, 2018, and 2017, WestRock represented 16%, 20%, and 21% of CatchMark's total revenues, respectively. No other customer represented more than 10% of CatchMark's total revenues during 2019. For the years ended December 31, 2018 and 2017, IP represented 12% and 10% of CatchMark's total revenues, respectively.

15.	Segment Information

As of December 31, 2019, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents operating revenues by reportable segment:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Harvest	$77,189	$74,734	$76,419
Real Estate	17,572	17,520	14,768
Investment Management	11,948	5,603	108
Total	$106,709	$97,857	$91,295

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Harvest	$33,670	$31,191	$33,855
Real Estate	16,559	16,388	14,235
Investment Management	16,749	12,431	2,111
Corporate	(10,072)	(10,224)	(8,231)
Total	$56,906	$49,786	$41,970

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

(in thousands)	2019	2018	2017
Adjusted EBITDA	$56,906	$49,786	$41,970
Subtract:
Depletion	28,064	25,912	29,035
Interest expense (1)	17,058	13,643	10,093
Amortization (1)	1,786	2,821	1,270
Income tax benefit	(1,127)	—	—
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	3,823	4,195	865
Basis of timberland sold, lease terminations and other (3)	14,964	13,053	10,112
Stock-based compensation expense	2,790	2,689	2,786
(Gain) loss from large dispositions (4)	(7,961)	390	—
HLBV loss from unconsolidated joint venture (5)	90,450	109,550	—
Other (6)	380	(460)	1,319
Net loss	$(93,321)	$(122,007)	$(13,510)

(1)
For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of operating lease assets and liabilities, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations.Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(2)	Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated Dawsonville Bluffs Joint Venture.

(3)	Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(4)
Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value. Such dispositions are infrequent in nature, are not part of core operations, and would cause material variances in comparative results if not reported separately.

(5)	Reflects HLBV (income) losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(6)
Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

16.	Subsequent Events

Large Disposition

On January 31, 2020, CatchMark completed the sale of 14,400 acres of its wholly-owned timberlands located in Georgia for $21.3 million, exclusive of transaction costs. CatchMark's total cost basis was $19.5 million. Of the total net proceeds, $20.8 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility on February 3, 2020.

Chief Executive Officer Retirement

On January 21, 2020, CatchMark announced the retirement of Jerrold Barag as its Chief Executive Officer and a director. CatchMark expects to incur a one-time expense of approximately $3.0 million during the first quarter of 2020 related to this retirement. This expense includes cash payments made upon retirement and the financial impact of vesting equity grants previously awarded.

Dividend Declaration

On February 13, 2020, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on February 28, 2020, payable on March 16, 2020.