Form 10-Q
period 2020-03-31
CatchMark Timber Trust, Inc.
filed 2020-05-04
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to
Commission File Number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock, as of April 30, 2020: 48,742,034 shares

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

FORM 10-Q

CATCHMARK TIMBER TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of CatchMark Timber Trust, Inc. and subsidiaries (“CatchMark,” “we,” “our,” or “us”) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, CatchMark, or its executive officers on CatchMark's behalf, may from time to time make forward-looking statements in other reports and documents CatchMark files with the SEC or in connection with written or oral statements made to the press, potential investors, or others. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act.

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report, include, but are not limited to, that we manage our operations to generate highly-predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees that comfortably cover our dividend throughout the business cycle; improved harvest mix and biological growth of our forests; our intent to create additional value through joint ventures; the impact of the new coronavirus (COVID-19) on our business and the businesses of our unconsolidated joint ventures; property performance and anticipated growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture (as defined herein) and include, but are not limited to, statements about our ability to find a suitable replacement for former chief executive officer to serve as “key man” under our asset management agreement with the Triple T Joint Venture.

Forward-looking statements are based on a number of assumptions involving judgments and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience and our present expectations. Such risks and uncertainties related to us and the Triple T Joint Venture include those discussed in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, as well as in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. Accordingly, readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity, and cash flows reflects all adjustments, consisting solely of normal and recurring adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	(Unaudited) March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$10,412	$11,487
Accounts receivable	5,374	7,998
Prepaid expenses and other assets	6,162	5,459
Operating lease right-of-use asset (Note 7)	3,049	3,120
Deferred financing costs	228	246
Timber assets (Note 3):
Timber and timberlands, net	606,461	633,581
Intangible lease assets, less accumulated amortization of $949 and $948 as of March 31, 2020 and December 31, 2019, respectively	8	9
Investments in unconsolidated joint ventures (Note 4)	1,478	1,965
Total assets	$633,172	$663,865

Liabilities:
Accounts payable and accrued expenses	$6,739	$3,580
Operating lease liability (Note 2)	3,181	3,242
Other liabilities	34,745	10,853
Notes payable and lines of credit, net of deferred financing costs (Note 5)	432,326	452,987
Total liabilities	476,991	470,662

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 48,747 and 49,008 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	487	490
Additional paid-in capital	726,939	729,274
Accumulated deficit and distributions	(539,660)	(528,847)
Accumulated other comprehensive loss	(32,754)	(8,276)
Total stockholders’ equity	155,012	192,641
Noncontrolling Interests	1,169	562
Total equity	156,181	193,203
Total liabilities and equity	$633,172	$663,865
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	(Unaudited) Three Months Ended March 31,
	2020	2019
Revenues:
Timber sales	$18,166	$16,551
Timberland sales	4,779	2,090
Asset management fees	2,975	2,842
Other revenues	1,052	1,090
	26,972	22,573
Expenses:
Contract logging and hauling costs	7,277	7,356
Depletion	6,941	5,268
Cost of timberland sales	3,422	1,560
Forestry management expenses	1,834	1,734
General and administrative expenses	7,267	3,363
Land rent expense	124	142
Other operating expenses	1,636	1,644
	28,501	21,067

Other income (expense):
Interest income	46	30
Interest expense	(3,957)	(4,622)
Gain on large dispositions	1,279	—
	(2,632)	(4,592)

Loss before unconsolidated joint ventures	(4,161)	(3,086)
Loss from unconsolidated joint ventures (Note 4)	(88)	(27,309)
Net loss	$(4,249)	$(30,395)

Weighted-average common shares outstanding - basic and diluted	48,989	49,063

Net loss per share - basic and diluted	$(0.09)	$(0.62)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2020	2019
Net loss	$(4,249)	$(30,395)
Other comprehensive loss:
Market value adjustment to interest rate swaps	(24,478)	(3,941)
Comprehensive loss	$(28,727)	$(34,336)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2019	49,008	$490	$729,274	$(528,847)	$(8,276)	$192,641	$562	$193,203
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	91	1	215	—	—	216	691	907
Dividends/distributions on common stock/limited partnership units ($0.135 per share/unit)	—	—	—	(6,564)	—	(6,564)	(84)	(6,648)
Repurchase of common stock	(352)	(4)	(2,550)			(2,554)	—	(2,554)
Net loss	—	—	—	(4,249)	—	(4,249)	—	(4,249)
Other comprehensive loss	—	—	—	—	(24,478)	(24,478)	—	(24,478)
Balance, March 31, 2020	48,747	$487	$726,939	$(539,660)	$(32,754)	$155,012	$1,169	$156,181

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656	$—	$321,656
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	92	1	292	—	—	293	—	293
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,578)	—	(6,578)	—	(6,578)
Repurchase of common stock	(136)	(1)	(1,003)			(1,004)	—	(1,004)
Net loss	—	—	—	(30,395)	—	(30,395)	—	(30,395)
Other comprehensive loss	—	—	—	—	(3,941)	(3,941)	—	(3,941)
Balance, March 31, 2019	49,083	$492	$729,705	$(446,233)	$(3,933)	$280,031	$—	$280,031

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(4,249)	$(30,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	6,941	5,268
Basis of timberland sold, lease terminations and other	3,276	1,807
Stock-based compensation expense	1,872	659
Noncash interest expense	707	250
Other amortization	51	208
Gain on large dispositions	(1,279)	—
Income from unconsolidated joint ventures	88	27,309
Operating distributions from unconsolidated joint ventures	—	179
Interest paid under swaps with other-than-insignificant financing element	340	—
Changes in assets and liabilities:
Accounts receivable	1,619	1,363
Prepaid expenses and other assets	359	513
Accounts payable and accrued expenses	2,576	(1,109)
Other liabilities	(1,042)	(805)
Net cash provided by operating activities	11,259	5,247

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(2,712)	(1,259)
Distributions from unconsolidated joint ventures	400	796
Net proceeds from large dispositions	20,863	—
Net cash provided by (used in) investing activities	18,551	(463)

Cash Flows from Financing Activities:
Repayment of notes payable	(20,850)	—
Financing costs paid	(30)	(31)
Interest paid under swaps with other-than-insignificant financing element	(340)	—
Dividends/distributions paid	(6,648)	(6,578)
Repurchase of common shares	(2,052)	(1,004)
Repurchase of common shares for minimum tax withholding	(965)	(365)
Net cash used in financing activities	(30,885)	(7,978)
Net change in cash and cash equivalents	(1,075)	(3,194)
Cash and cash equivalents, beginning of period	11,487	5,614
Cash and cash equivalents, end of period	$10,412	$2,420

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020 (unaudited)

1. Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.85% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and owns 0.01% of its common partnership units. The remaining 0.14% of CatchMark Timber OP’s common partnership units are owned by current and former officers and directors of CatchMark Timber Trust as a result of CatchMark’s LTIP Unit compensation program (see Note 8 — Stock-based Compensation). In addition, CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006, is our taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

Risks and Uncertainties

CatchMark is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on CatchMark’s business and that of its customers and contractors is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on CatchMark’s business due to declines in sawtimber harvest volumes resulting from a deterioration in the housing market; a decline in production level at CatchMark’s customers' mills due to instances of COVID-19 among their employees or decreased demand for their products; the inability to complete timberland sales due to state and local government office closures limiting the ability of potential buyers to complete title searches and other customary due diligence; effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating CatchMark’s financial reporting and internal controls; and market volatility and market downturns negatively impacting the trading of CatchMark’s common stock. Policymakers around the globe have responded with fiscal policy actions to support the economy; however, the magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on CatchMark’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on CatchMark’s customers, all of which are uncertain and cannot be predicted. CatchMark’s future results of operations and liquidity could be adversely impacted by uncertain customer demand and the impact of any initiatives or programs that CatchMark may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact CatchMark’s financial condition, liquidity, or results of operations is uncertain. See Note 5 — Notes Payable and Lines of Credit for additional information on CatchMark’s outstanding indebtedness and debt covenants.

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

CatchMark’s consolidated financial statements include the accounts of CatchMark and any VIE in which CatchMark is deemed the primary beneficiary. With respect to entities that are not VIEs, CatchMark's consolidated financial statements also include the accounts of any entity in which CatchMark owns a controlling financial interest and any limited partnership in which CatchMark owns a controlling general partnership interest. In determining whether a controlling interest exists, CatchMark considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited financial statements and footnotes included in CatchMark’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Impairment Testing

ASC 360-10 requires impairment testing to be completed whenever events or changes in circumstances indicate the asset's carrying value may not be recoverable. Examples of such circumstances for CatchMark include, but are not limited to, a significant decrease in market price of the timber assets, a significant adverse change in the extent or manner in which timber assets are being used, or a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets. CatchMark monitors such events and changes in circumstances, and when indicators of potential impairment are present, evaluates if the carrying amounts of its timber assets exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of its timber assets (the "Recoverable Amount") and if the carrying amount exceeds the timber assets' fair value. The Recoverable Amount and fair value are estimated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable assets, or (iii) the present value of undiscounted cash flows, including estimated salvage value, using data from one harvest cycle. CatchMark completed the impairment testing as of March 31, 2020 and has determined that there has been no impairment to its timber assets.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which added new disclosure requirements, eliminated and modified existing disclosure requirements on fair value measurement to improve the effectiveness of ASC 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2018-13 did not have a material effect on CatchMark's consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which provides clarifications on seven topics related to financial instruments in the ASC. The update became effective for CatchMark upon issuance and the adoption did not have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional expedients and exceptions for applying GAAP to contract, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. CatchMark has elected the optional expedients offered in this update. The amendments did not apply to any transaction in the current quarter and will be applied prospectively to all eligible contracts and hedging relationships.

3.  Timber Assets

As of March 31, 2020 and December 31, 2019, timber and timberlands consisted of the following, respectively:

	As of March 31, 2020
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$280,265	$6,941	$273,324
Timberlands	332,779	—	332,779
Mainline roads	1,121	763	358
Timber and timberlands	$614,165	$7,704	$606,461

	As of December 31, 2019
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$312,452	$28,064	$284,388
Timberlands	348,825	—	348,825
Mainline roads	1,106	738	368
Timber and timberlands	$662,383	$28,802	$633,581

Timberland Sales

During the three months ended March 31, 2020 and 2019, CatchMark sold 3,000 and 900 acres of timberland for $4.8 million and $2.1 million, respectively. CatchMark's cost basis in the timberland sold was $3.2 million and $1.4 million, respectively.

Large Dispositions

During the three months ended March 31, 2020, CatchMark completed the sale of 14,400 acres of its wholly-owned timberlands located in Georgia for $21.3 million. CatchMark's total cost basis was $19.6 million. Of the total net proceeds, $20.9 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility. CatchMark did not complete any large dispositions during the three months ended March 31, 2019.

Timberland sales and large dispositions acreage by state is listed below:

	Three Months Ended March 31,
Acres Sold In:	2020	2019
South
Timberland Sales
Alabama	1,600	500
Georgia	1,200	—
North Carolina	—	400
South Carolina	100	—
Tennessee	100	—
	3,000	900
Large Dispositions
Georgia	14,400	—

Total	17,400	900

Current Timberland Portfolio

As of March 31, 2020, CatchMark directly owned interests in 415,400 acres of timberlands in the U.S. South and Pacific Northwest, 392,800 acres of which were fee-simple interests and 22,600 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of March 31, 2020 (1)	Fee	Lease	Total
South
Alabama	68,400	1,800	70,200
Florida	2,000	—	2,000
Georgia	232,400	20,800	253,200
North Carolina	100	—	100
South Carolina	71,600	—	71,600
Tennessee	200	—	200
	374,700	22,600	397,300
Pacific Northwest
Oregon	18,100	—	18,100
Total	392,800	22,600	415,400
(1)Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4. Unconsolidated Joint Ventures

As of March 31, 2020, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of March 31, 2020
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6%	(1)
Acreage owned by the joint venture	—	1,092,000
Merchantable timber inventory (million tons)	—	43.2	(2)
Location	Georgia	Texas
(1)Represents our share of total partner capital contributions.
(2)The Triple T Joint Venture considers inventory to be merchantable at age 12. Merchantable timber inventory does not include current year growth.

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

CatchMark uses the equity method to account for its investment in the Triple T Joint Venture since it does not possess the power to direct the activities that most significantly impact the economic performance of the Triple T Joint Venture, and accordingly, CatchMark does not possess the first characteristic of a primary beneficiary described in GAAP. CatchMark has appointed three common board members of the Triple T Joint Venture, including its Chief

Executive Officer, Chief Resources Officer and Vice President - Acquisitions, which provides CatchMark with significant influence over the Triple T Joint Venture. Accordingly, pursuant to the applicable accounting literature, it is appropriate for CatchMark to apply the equity method of accounting to its investment in the Triple T Joint Venture.

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

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Triple T Joint Venture:
Total assets	$1,560,622	$1,573,172
Total liabilities	$757,078	$751,655
Total equity	$803,544	$821,517
CatchMark:
Carrying value of investment	$—	$—

Condensed income statement information for the Triple T Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Triple T Joint Venture:
Total revenues	$35,281	$35,964
Net loss	$(5,727)	$(4,281)
CatchMark:
Equity share of net loss	$—	$(27,488)

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Triple T Joint Venture:
Net cash used in operating activities	$(2,651)	$(5,575)
Net cash used in investing activities	$(2,745)	$(1,503)
Net cash provided by (used in) financing activities	$(4)	$100
Net change in cash and cash equivalents	$(5,400)	$(6,978)
Cash and cash equivalents, beginning of period	$39,614	$39,300
Cash and cash equivalents, end of period	$34,214	$32,322

CatchMark had recognized cumulative HLBV losses of $200.0 million as of December 31, 2019 and did not recognize an additional equity loss in the Triple T Joint Venture during the three months ended March 31, 2020.

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

As of March 31, 2020, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.6 million remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Dawsonville Bluffs Joint Venture:
Total assets	$3,023	$4,041
Total liabilities	$68	$111
Total equity	$2,955	$3,930
CatchMark:
Carrying value of investment	$1,478	$1,965

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Dawsonville Bluffs Joint Venture:
Total revenues	$—	$1,413
Net income (loss)	$(175)	$357
CatchMark:
Equity share of net income (loss)	$(88)	$179

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Dawsonville Joint Venture:
Net cash provided by (used in) operating activities	$(210)	$1,185
Net cash used in financing activities	$(800)	$(1,949)
Net change in cash and cash equivalents	$(1,010)	$(764)
Cash and cash equivalents, beginning of period	$1,441	$1,731
Cash and cash equivalents, end of period	$431	$967

During the three months ended March 31, 2020 and 2019, CatchMark received cash distributions of $0.4 million and $1.0 million, respectively, from the Dawsonville Bluffs Joint Venture.

Risks and Uncertainties related to Unconsolidated Joint Ventures

CatchMark’s unconsolidated joint ventures, most notably the Triple T Joint Venture, are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Triple T Joint Venture’s business and that of its customers and contractors is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on the Triple T Joint Venture’s business due to the same reasons discussed in Note 1 — Organization with respect to CatchMark. The severity of the impact of the COVID-19 pandemic on the Triple T Joint Venture’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Triple T Joint Venture’s customers, all of which are uncertain and cannot be predicted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the financial condition, liquidity, or results of operations of CatchMark’s unconsolidated joint ventures is uncertain.

Asset Management Fees

CatchMark provides asset management services to the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture. Under these arrangements, CatchMark oversees the day-to-day operations of these joint ventures and their properties, including accounting, reporting and other administrative services, subject to certain major decisions that require partner approval. For management of the Triple T Joint Venture, CatchMark receives a fee equal to a percentage of the Acquisition Price multiplied by 78.4%, which represents the percentage of the total equity contributions made to the Triple T Joint Venture by the Preferred Investors. The percentage is currently 1%. In the event the Preferred Investors have not received a return of their capital contributions plus their preferred return, then the percentage decreases from 1% to 0.75% at October 1, 2021, and to 0.5% at October 1, 2022. The fee is also subject to deferment in certain circumstances. In addition, the asset management agreement with the Triple T Joint Venture includes a "key man" provision requiring CatchMark to find a suitable replacement for Jerry Barag, CatchMark's former Chief Executive Officer, within one year of his retirement, or by January 21, 2021. If CatchMark fails to find such suitable replacement within that time period, the Preferred Investors in the Triple T Joint Venture have the right to terminate the asset management agreement.

For management of the Dawsonville Bluffs Joint Venture, CatchMark receives a percentage fee based on invested capital, as defined by the joint venture agreement. Additionally, CatchMark receives an incentive-based promote earned for exceeding investment hurdles.

During the three months ended March 31, 2020 and 2019, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended March 31,
(in thousands)	2020	2019
Triple T Joint Venture (1)	$2,828	$2,821
Dawsonville Bluffs Joint Venture (2)	147	21
	$2,975	$2,842
(1) Includes $0.1 million reimbursements of compensation costs for the three months ended March 31, 2020 and 2019, respectively.
(2)Includes $0.1 million of incentive-based promote earned for exceeding investment hurdles in 2020.

5. Notes Payable and Lines of Credit

Amended Credit Agreement

As of March 31, 2020, CatchMark was party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019 and February 12, 2020 (the “Amended Credit Agreement”), with a syndicate of lenders, including CoBank. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

•a $35.0 million five-year revolving credit facility (the “Revolving Credit Facility”);
•a $200.0 million seven-year multi-draw term credit facility (the “Multi-Draw Term Facility”);
•a $100.0 million ten-year term loan (the “Term Loan A-1”);
•a $100.0 million nine-year term loan (the “Term Loan A-2”);
•a $68.6 million ten-year term loan (the “Term Loan A-3”); and
•a $140.0 million seven-year term loan (the "Term Loan A-4").

During the three months ended March 31, 2020, CatchMark paid down $20.9 million of its outstanding balance on the Multi-Draw Term Facility with proceeds from large dispositions. As of March 31, 2020 and December 31, 2019, CatchMark had the following debt balances outstanding:

(dollar amounts in thousands)			Current Interest Rate (1)	Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate		March 31, 2020	December 31, 2019
Term Loan A-1	12/23/2024	LIBOR + 1.75%	2.74%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	2.89%	100,000	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	2.99%	68,619	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	2.69%	140,000	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	3.22%	29,086	49,936
Total principal balance				$437,705	$458,555
Less: net unamortized deferred financing costs				(5,379)	(5,568)
Total				$432,326	$452,987
(1)For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of March 31, 2020. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As of March 31, 2020, CatchMark had $205.9 million of borrowing capacity remaining under its credit facilities, consisting of $170.9 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

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

The Multi-Draw Term Facility may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, to fund the repurchase of CatchMark's common stock, and to reimburse payments of drafts under letters of credit. The Multi-Draw Term Facility, which is interest only until its maturity date, bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark's LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2024.

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

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. The eligibility remains the same under the Amended Credit Agreement. Therefore, CatchMark accrues patronage dividends it expects to receive based on actual patronage dividends received as a percentage of its weighted-average eligible debt balance. For the three months ended March 31, 2020 and 2019, CatchMark accrued $0.9 million and $1.0 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2020 and 2019, CatchMark received patronage dividends of $4.1 million and $3.3 million, respectively, on its patronage eligible borrowings. Of the total patronage dividends received in March 2020, $3.1 million was received in cash, including a $0.1 million special cash distribution for 2019, and $1.0 million was received in equity of the Patronage Banks.

As of March 31, 2020 and December 31, 2019, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage dividends classified as:	March 31, 2020	December 31, 2019
Accounts receivable	$900	$3,810
Prepaid expenses and other assets (1)	3,335	2,329
Total	$4,235	$6,139
(1)Represents cumulative patronage dividends received as equity in the Patronage Banks.

Debt Covenants

The Amended Credit Agreement contains, among others, the following financial covenants which:

•limit the LTV ratio to (i) 50% at any time prior to December 31, 2021, and (ii) 45% at any time thereafter;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time;
•require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and
•limit the aggregated capital expenditures to 1% of the value of the timberlands during any fiscal year.

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

CatchMark was in compliance with the financial covenants of its credit agreement as of March 31, 2020. See Note 1— Organization for discussion of uncertainties and risks to CatchMark’s financial position, liquidity and results of operations, including impacts of the global COVID-19 pandemic.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended March 31, 2020 and 2019, CatchMark made interest payments of $4.1 million and $5.2 million, respectively, on its borrowings. Included in the interest payments for the three months ended March 31, 2020 were unused commitment fees of $0.2 million. No unused commitment fee was paid during the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.57% and 3.87%, respectively. After further consideration of expected patronage dividends, CatchMark's weighted-average interest rate as of March 31, 2020 and December 31, 2019 was 2.77% and 3.07%, respectively.

6.  Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of March 31, 2020, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)					Notional Amount
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.083%	one-month LIBOR	$75,000
					$275,000

As of March 31, 2020, CatchMark’s interest rate swaps effectively fixed the interest rate on $275.0 million of its $437.7 million variable-rate debt at 3.98%, inclusive of the applicable spread and before consideration of expected patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statements of cash flows.

During the three months ended March 31, 2019, CatchMark had ten interest rate swaps that effectively fixed the interest rates on $350.0 million of CatchMark's variable-rate debt at 4.26%, inclusive of the applicable spread but before considering patronage dividends.

All of CatchMark's outstanding interest rate swaps during the three months ended March 31, 2020 and 2019 qualified for hedge accounting treatment.
Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of March 31, 2020 and December 31, 2019:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(33,703)	$(8,769)

As of March 31, 2020, CatchMark estimated that approximately $6.5 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

During the three months ended March 31, 2020 and 2019, CatchMark recognized a change in fair value of its interest rate swaps of $24.5 million and $3.9 million, respectively, as other comprehensive loss. Pursuant to the terms of its interest rate swaps, CatchMark paid $0.3 million and received $42,000 during the three months ended March 31, 2020 and 2019, respectively. All amounts were included in interest expense in the consolidated statements of operations.

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

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease ROU asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU asset and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. For the three months ended March 31, 2020 and 2019, CatchMark recorded $108,400 and $39,400 of operating lease expense, respectively, which was included in general and administrative expenses on its consolidated statements of operations. For the three months ended March 31, 2020 and 2019, CatchMark paid $98,000 and $21,000, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows. The adoption of ASC 842 did not result in a cumulative-effect adjustment to CatchMark's retained earnings, as its office lease commenced in January 2019.

CatchMark had the following future annual payments for its operating lease as of March 31, 2020 and December 31, 2019:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Required payments
2020	$299	397
2021	412	412
2022	424	424
2023	435	435
2024	447	447
Thereafter	1,873	1,873
	$3,890	$3,988
Less: imputed interest	(709)
Operating lease liability	$3,181

Remaining lease term (years)	8.7
Discount rate	4.58%

CatchMark holds leasehold interests in 22,600 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of March 31, 2020, CatchMark had the following future lease payments under the LTC Lease:

(in thousands)	Required Payments
2020	$392
2021	408
2022	359
$1,159

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

8.  Stock-based Compensation

Stock-based Compensation - Employees

On February 18, 2020, CatchMark issued 153,842 shares of service-based restricted stock to its employees including its executive officers, vesting over a four-year period. The fair value of $1.7 million was determined based on the closing price of CatchMark's common stock on the grant date and is amortized evenly over the vesting period.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the three months ended March 31, 2020 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	442,401	$9.96
Granted	153,842	$10.99
Vested	(206,698)	$10.75
Forfeited	—	$—
Unvested at March 31, 2020	389,545	$9.95

Performance-based Restricted Stock Grants

On February 18, 2020, CatchMark granted 23,589 shares of performance-based restricted stock to its eligible officers, which represents the maximum number of shares that could be earned based on the relative performance of CatchMark's TSR as compared to a pre-established peer group's TSR and to the Russell Microcap Index over a three-year performance period from January 1, 2020 to December 31, 2022. The compensation committee of the board of directors (the "Compensation Committee") will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2023 and 2024. The fair value of $0.1 million of the performance-based restricted stock awards is amortized over the vesting period and was calculated using Monte-Carlo simulation with the following assumptions:

Grant date market price (February 18, 2020)	$10.99
Weighted-average fair value per granted share	$5.93
Assumptions:
Volatility	23.22%
Expected term (years)	3.0
Risk-free interest rate	1.41%

Performance-based LTIP Units Grants

On February 18, 2020, CatchMark granted 197,115 units of a class of limited partnership interests (the "LTIP Units") in CatchMark Timber OP to its executive officers, which represents the maximum number of LTIP Units that could be earned based on the relative performance of CatchMark's TSR as compared to a pre-established peer group's TSR and to the Russell Microcap Index over a three-year performance period from January 1, 2020 to December 31, 2022. The LTIP Units are structured to qualify as "profits interests" for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into CatchMark Timber OP's common units. See Note 8 — Noncontrolling Interest in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on LTIP Units. The Compensation Committee will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2023 and 2024. The fair value of the $1.2 million of the performance-based LTIP Units was calculated using Monte-Carlo simulation with the following assumptions:

Grant date market price (February 18, 2020)	$10.99
Weighted-average fair value per granted share	$5.93
Assumptions:
Volatility	23.22%
Expected term (years)	3.0
Risk-free interest rate	1.41%

Accelerated Vesting of Former CEO's Outstanding Equity Awards

On January 21, 2020, Jerrold Barag retired as the Chief Executive Officer of CatchMark and as a member of CatchMark's board of directors. In connection with Mr. Barag's retirement, he entered into a separation agreement (the "Separation Agreement") with CatchMark. As part of the Separation Agreement, 103,135 shares of his time-based restricted stock awards vested immediately, 46,912 shares of which were withheld to cover required tax withholding. CatchMark repurchased the remaining 56,223 fully vested shares at a per-share price of $11.05, which was the average closing price of the common stock for the five-day trading period ended prior to January 21, 2020, payable to Mr. Barag in 24 equal installments through January 2022. Mr. Barag’s 72,272 performance-based LTIP Units issued under the executive officer’s 2017 compensation program had a performance period from January 1, 2017 to December 31, 2019. 25,218 of these 72,272 LTIP Units were earned and vested on January 29, 2020. Mr. Barag’s remaining 142,909 performance-based LTIP units issued under the executive officers' 2018 and 2019 compensation programs were treated as if the performance period for such awards ended on January 21, 2020, with the portion of such awards that was earned determined based on actual achievement of the applicable performance metrics through such date. Mr. Barag was entitled to receive a pro rata portion of such earned awards, based on the number of full months served during the performance period divided by 36. The Compensation Committee determined that Mr. Barag earned a total of 32,780 LTIP Units, which were vested on January 29, 2020. In accordance with ASC 718: Compensation - Stock Compensation, CatchMark applied modification accounting and recognized the incremental fair value of these awards in the amount of $1.2 million as stock-based compensation expense in the first quarter of 2020. For complete terms and conditions of the Separation Agreement, see Form 8-K filed with the SEC on January 21, 2020.

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
(in thousands)	2020	2019
General and administrative expenses (1)	$1,757	$571
Forestry management expenses	115	88
Total (2)	$1,872	$659
(1)Includes $1.2 million accelerated stock-based compensation expense related to the retirement of CatchMark's former CEO during the three months ended March 31, 2020.
(2)$0.7 million of the $1.9 million stock-based compensation for the three months ended March 31, 2020 was recognized as noncontrolling interest.

As of March 31, 2020, approximately $6.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units remained and will be recognized over a weighted-average period of 2.9 years.

9.  Segment Information

As of March 31, 2020, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents revenues by reportable segment:

	Three Months Ended March 31,
(in thousands)	2020	2019
Harvest	$19,218	$17,641
Real Estate	4,779	2,090
Investment Management	2,975	2,842
Total	$26,972	$22,573

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(in thousands)	2020	2019
Harvest	$8,607	$7,260
Real Estate	4,518	1,957
Investment Management	2,887	3,415
Corporate	(3,123)	(2,470)
Total	$12,889	$10,162

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

	Three Months Ended March 31,
(in thousands)	2020	2019
Adjusted EBITDA	$12,889	$10,162
Subtract:
Depletion	6,941	5,268
Interest expense (1)	3,250	4,372
Amortization (1)	758	458
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	—	395
Basis of timberland sold, lease terminations and other (3)	3,276	1,807
Stock-based compensation expense	1,872	659
Gain on large dispositions (4)	(1,279)	—
HLBV loss from unconsolidated joint venture (5)	—	27,488
Post-employment benefits (6)	2,286	—
Other (7)	34	110
Net loss	$(4,249)	$(30,395)

(1)For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of operating lease assets and liabilities, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations. Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.
(2)Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated Dawsonville Bluffs Joint Venture.
(3)Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.
(4)Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value. Such dispositions are infrequent in nature, are not part of core operations, and would cause material variances in comparative results if not reported separately.
(5)Reflects HLBV (income) losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.
(6)Reflects one-time, non-recurring post-employment benefits associated with the retirement of our former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents.
(7)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

10.  Subsequent Events

Amendment to Amended Credit Agreement

On May 1, 2020, CatchMark entered into an amendment to its Amended Credit Agreement with CoBank, which provided for, among other things: (1) the removal of the LTV ratio covenant reduction, from 50% to 45%, which would have otherwise been effective on December 31, 2021; (2) the removal of the minimum liquidity balance of $25.0 million, which enables CatchMark to draw down more proceeds for working capital or other purposes if needed under its Revolving Credit Facility; (3) a reduction in the Multi-Draw Term Facility commitment from $200 million to $150 million, which still provides CatchMark with ample capacity for future acquisitions while lowering its unused commitment fees; and (4) the ability to make additional investments in joint ventures during 2020 if CatchMark meets certain LTV ratio requirements.

Dividend Declaration

On May 4, 2020, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on, May 29, 2020, payable on June 15, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We acquire and own prime timberlands located in high-demand U.S. mill markets. We manage our operations to generate highly-predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees that comfortably covers our dividend throughout the business cycle.

During the first quarter of 2020, we continued to seek to actively manage our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship. We actively managed our log merchandising efforts together with delivered and stumpage sales with a goal to achieve the highest available price for our timber products. During the three months ended March 31, 2020, we realized significant increases in timber sale revenues as compared to the same period last year primarily as a result of higher harvest volumes.

We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. In the first quarter of 2020, we capitalized on the value of our timberland portfolio by opportunistically monetizing timberland properties, including selling 3,000 acres of timberland for $4.8 million. In addition, we completed a large disposition of 14,400 acres of timberland located in Georgia for $21.3 million under our capital recycling program, using the net proceeds to pay down debt. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to inventory stocking below portfolio average, higher mix of hardwood inventory, poor productivity characteristics, geographical procurement and operating areas, and/or timber reservation opportunities.

We are continuing to actively pursue additional strategic investment opportunities in our target markets, including direct acquisition of high-quality industrial timberland properties, with our average transaction size ranging from 2,500 to 25,000 acres.

Asset management fee revenue increased as a result of earning incentive-based promotes from the Dawsonville Bluffs Joint Venture for exceeding investment hurdles. From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our share repurchase program, or SRP, to buy shares and return capital to our stockholders. In the first quarter, we repurchased $1.9 million in shares under our SRP and, as of March 31, 2020, $13.8 million remains available under our current repurchase program.

Impact of COVID-19 On Our Business

In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The coronavirus has spread throughout the United States, including in the U.S. South and Pacific Northwest regions in which we operate. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period and adversely affect our business, results of operations and financial condition as well as the business, operations and financial conditions of our customers and contractors. Certain states have issued executive orders requiring workers to remain at home, unless their work is critical, essential, or life-sustaining. We believe that, based on the various standards published to date, our business, particularly with respect to supplying raw materials to the forest products, paper and packaging industry, and the businesses of our customers is critical, essential, and life-sustaining. As of the date of this filing, our business, including harvest, real estate and investment management activities, continue to operate. We did restrict access to our corporate headquarters based on local and state executive orders; however, our corporate headquarter employees continued to operate remotely.

The response to the COVID-19 pandemic began to impact our business toward the end of the quarter ended March 31, 2020 and we expect this trend to continue. Projections under these circumstances are necessarily guarded and subject to change, but the COVID-19 pandemic is shifting demand patterns to favor pulp-related products. As such, we expect demand for pulp-related products, necessary for paper and packaging, to remain stable, and lumber demand related to the housing market to suffer at least in the short term. However, given the ongoing and dynamic nature of the circumstances, it is not possible to predict how long the impact of the coronavirus outbreak on our business will last or how significant it will ultimately be. A sustained decline in the economy as a result of the COVID-19 pandemic and the demand for timber could materially and adversely impact our business, results of operations and financial condition and our ability to make distributions to our stockholders.

The ultimate risk posed by COVID-19 remains highly uncertain; however, reports as of the date hereof suggest that it poses a material risk to our business, results of operations and financial condition, including as a result of (1) declines in our harvest volumes due to (i) a deterioration in the housing market and a resulting decrease in demand for our sawtimber, (ii) a decline in production level at our customers' mills due to instances of COVID-19 among their employees or decreased demand for their products and (iii) the effects of COVID-19 on contract logging operations, transportation and other critical third-party providers; (2) the inability to complete timberland sales due to state and local government office closures limiting the ability of potential buyers to complete title searches and other customary due diligence; (3) effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the company’s financial reporting and internal controls; and (4) market volatility and market downturns negatively impacting the trading of our common stock.

In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. We are bolstered by our delivered wood model and fiber supply agreements, which provide a steady source of demand from reliable counterparties. With respect to liquidity, we believe we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. We currently have no plans to reduce anticipated spending on capital investment projects. After our deleveraging initiatives and other balance sheet strengthening in 2019 and the first quarter of 2020, we believe we are well positioned to weather the economic turmoil.

Large Dispositions

Over the last three years, we have undertaken a capital recycling program whereby we sell blocks of timberland properties to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. We continued to execute our capital recycling program in the first quarter of 2020. During the first quarter of 2020, we completed the disposition of 14,400 acres of our wholly-owned timberlands located in Georgia for $21.3 million, recognizing a gain of $1.3 million. We used $20.9 million of the net proceeds from this large disposition to pay down our outstanding debt.

Capital Activities

During the three months ended March 31, 2020, we paid down $20.9 million of our outstanding debt balance with proceeds received from large dispositions. We paid $6.6 million of dividends to our stockholders and repurchased $1.9 million of shares of common stock under our SRP at an average price of $6.50 per share.

Timberland Portfolio

As of March 31, 2020, we wholly owned interests in 415,400 acres of high-quality industrial timberland in the U.S. South and Pacific Northwest, consisting of 392,800 acres of fee timberlands and 22,600 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our Southern timberlands consisted of 72% pine plantations by acreage and 52% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 82% sawtimber by volume. Our leased timberlands include 22,600 acres under one long-term lease expiring in 2022, which we refer to as the LTC Lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of March 31, 2020 (1)	Fee	Lease	Total
South
Alabama	68,400	1,800	70,200
Florida	2,000	—	2,000
Georgia	232,400	20,800	253,200
North Carolina	100	—	100
South Carolina	71,600	—	71,600
Tennessee	200	—	200
	374,700	22,600	397,300
Pacific Northwest
Oregon	18,100	—	18,100
Total	392,800	22,600	415,400
(1) Represents wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.

As of March 31, 2020, our wholly-owned timber inventory consisted of an estimated 17.1 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory: (1)	Fee	Lease	Total
Pulpwood	7.6	0.4	8.0
Sawtimber (2)	8.8	0.3	9.1
Total	16.4	0.7	17.1
(1)Merchantable timber inventory does not include current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.
(2) Includes chip-n-saw and sawtimber.

This compared to an estimated 18.2 million tons of merchantable inventory at January 1, 2020, with the decrease of 1.1 million due to 0.6 million tons harvested in the first quarter 2020 and 0.5 million tons disposed of as part of our timberland sales and large disposition completed during the first quarter 2020. Our estimated merchantable inventory of 18.2 million tons at January 1, 2020 was updated from an initial estimate of 18.6 million tons, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, based on updated cruise data.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of March 31, 2020 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of March 31, 2020
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	21.6% (1)
Acreage owned by the joint venture	—	1,092,000
Merchantable timber inventory (tons)	—	43.2 million (2)
Location	Georgia	Texas
(1)Represents our share of total partner capital contributions.
(2)Triple T considers inventory to be merchantable at age 12. Merchantable timber inventory does not include current year growth.

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

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2020, WestRock is required to purchase a minimum of 409,000 tons of timber under the Mahrt Timber Agreements. For the three months ended March 31, 2020, WestRock purchased 84,500 tons under the Mahrt Timber Agreements, which represented 10% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition in 2016. For full year 2020, IP is required to purchase a minimum of 82,000 tons of pulpwood under the Carolinas Supply Agreement. During the three months ended March 31, 2020, we sold 16,300 tons under the Carolinas Supply Agreement, which represented 2% of our net timber sales revenue.

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

Shelf Registration Statement and Equity Offerings

On June 2, 2017, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 16, 2017. In addition, on February 28, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which when declared effective by the SEC will supersede our existing shelf registration statement. Our shelf registration statements provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering.

Credit Facilities

The table below presents the details of each credit facility under the Amended Credit Agreement as of March 31, 2020:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee	Total Capacity	Outstanding Balance	Remaining Capacity
Revolving Credit Facility	12/1/2022	LIBOR + 2.20%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	0.35%	200,000	29,086	170,914
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	$—
Total				$643,619	$437,705	$205,914
(1)The applicable LIBOR margin on the Revolving Credit Facility and the Multi-Draw Term Facility ranges from a base rate plus between 0.50% to 1.20% or a LIBOR rate plus 1.50% to 2.20%, depending on the LTV ratio. The unused commitment fee rates also depend on the LTV ratio.

Borrowings under the Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes. The Multi-Draw Term Facility, which is interest only until its maturity date, may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, to fund the repurchase of our common stock, and to reimburse payments of drafts under letters of credit.

Patronage Dividends

We are eligible to receive annual patronage dividends from our lenders (the "Patronage Banks") under the Amended Credit Agreement. The annual patronage dividend depends on the weighted-average patronage-eligible debt balance with each participating lender during the respective fiscal year, as calculated by CoBank, as well as the financial performance of the Patronage Banks. In March 2020, we received patronage dividends of $4.1 million, including $4.0 million of standard patronage dividends and $0.1 million of special patronage dividend. 75% of the standard patronage dividends was received in cash and the remaining 25% was received in equity in Patronage Banks. The equity component of the patronage dividends is redeemable for cash only at the discretion of the Patronage Banks'

board of directors. The special patronage dividends was received in cash. For the three months ended March 31, 2020, we accrued $0.9 million of patronage dividends receivable for 2020, approximately 75% of which is expected to be received in cash in March 2021.

Debt Covenants

As of March 31, 2020, the Amended Credit Agreement contains, among others, the following financial covenants which:
•limit the LTV ratio to (i) 50% at any time prior to December 31, 2021, and (ii) 45% at any time thereafter;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time;
•require maintenance of a minimum liquidity balance of no less than $25.0 million at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of March 31, 2020.

Amendment to Amended Credit Agreement

On May 1, 2020, we entered into an amendment to our Amended Credit Agreement with CoBank, which provided for, among other things: (1) the removal of the LTV ratio covenant reduction, from 50% to 45%, which would have otherwise been effective on December 31, 2021; (2) the removal of the minimum liquidity balance of $25.0 million, which enables us to draw down more proceeds for working capital or other purposes if needed under our Revolving Credit Facility; (3) a reduction in the Multi-Draw Term Facility commitment from $200 million to $150 million, which still provides us with ample capacity for future acquisitions while lowering our unused commitment fees; and (4) our ability to make additional investments in joint ventures during 2020 if we meet certain LTV ratio requirements.

Interest Rate Swaps

As of March 31, 2020, we had two outstanding interest rate swaps, which effectively fixed the interest rate on $275.0 million of our $437.7 million variable-rate debt at 3.98%, inclusive of the applicable spread but before considering patronage dividends. See Note 6 —Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the three months ended March 31, 2020, we repurchased 296,071 shares of our common stock at an average price of $6.50 per share for a total of $1.9 million under the SRP, including transaction costs. All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of March 31, 2020, we had 48.7 million shares of common stock outstanding and may repurchase up to an additional $13.8 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2020 was $11.3 million, $6.0 million higher than the three months ended March 31, 2019. Cash provided by operating activities consisted primarily of receipts from customers for timber, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The increase was primarily due to a

$2.6 million increase in net proceeds from timberland sales, a $1.7 million increase in net timber sales, and a $1.5 million decrease in cash paid for interest.

Net cash provided by investing activities for the three months ended March 31, 2020 was $18.6 million as compared to $0.5 million used during the three months ended March 31, 2019. We received $20.9 million in gross proceeds from large dispositions in the three months ended March 31, 2020 and we did not complete any large dispositions in the prior year period. We incurred $1.5 million more in capital expenditures and received $0.4 million less in cash distributions from the Dawsonville Bluffs Joint Venture in the first quarter of 2020 compared to 2019.

Net cash used in financing activities for the three months ended March 31, 2020 was $30.9 million as compared to $8.0 million for the three months ended March 31, 2019. We paid down $20.9 million of our outstanding debt balance on the Multi-Draw Term Facility with net proceeds received from large dispositions. We paid cash distributions of $6.6 million to our stockholders during the first quarter of 2020, funded from net cash provided by operating activities. We repurchased $3.0 million of shares of our common stock using cash on-hand. We also paid $0.3 million in interest expense pursuant to the terms of our interest rate swaps during the three months ended March 31, 2020.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of March 31, 2020, we had a cash balance of $10.4 million and had access to $205.9 million of additional borrowing capacity under the Amended Credit Agreement.

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

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2020 have not changed materially since December 31, 2019.

Distributions

Our board of directors has declared cash distributions quarterly. The amount of future distributions that we may pay to our common stockholders will be determined by our board of directors. During the three months ended March 31, 2020, our board of directors declared the following distribution:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 13, 2020	February 28, 2020	March 16, 2020	$0.135

For the three months ended March 31, 2020, we paid total distributions to stockholders of $6.6 million, which was funded from net cash provided by operating activities.

On May 4, 2020, our board of directors declared a cash distribution of $0.135 per share of common stock for stockholders of record on May 29, 2020, payable on June 15, 2020.

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

Timber sales volumes, harvest mix, net timber sales prices, timberland sales, large dispositions, and changes in the levels and composition for the three months ended March 31, 2020 and 2019 are shown in the following tables:

	Three Months Ended March 31,		Change
	2020	2019	%
Consolidated
Timber sales revenue	$18,166	$16,551	10%
Timberland sales revenue	$4,779	$2,090	129%
Asset management fees revenue	$2,975	$2,842	5%

Timber sales volume (tons)
Pulpwood	324,380	294,747	10%
Sawtimber (1)	270,515	192,145	41%
	594,895	486,892	22%

U.S. South
Timber sales revenue	$16,272	$16,079	1%

Timber sales volume (tons)
Pulpwood	319,968	294,525	9%
Sawtimber (1)	249,972	187,533	33%
	569,940	482,058	18%

Harvest Mix
Pulpwood	56%	61%
Sawtimber (1)	44%	39%
Delivered % as of total volume	63%	79%
Stumpage % as of total volume	37%	21%

Net timber sales price (per ton) (2)
Pulpwood	$13	$15	(11)%
Sawtimber (1)	$23	$24	(6)%

Timberland sales
Gross sales	$4,779	$2,090	129%
Acres sold	3,000	900	233%
% of fee acres	0.7%	0.2%
Price per acre (3)	$1,627	$2,236	(27)%

Large Dispositions (4)
Gross sales	$21,250	$—
Acres sold	14,400	—
Price per acre	$1,474	$—

Pacific Northwest
Timber sales revenue	$1,894	$472	301%

Timber sales volume (tons)
Pulpwood	4,412	222	1,887%
Sawtimber	20,543	4,612	345%
	24,955	4,834	416%

Harvest Mix
Pulpwood	18%	5%
Sawtimber	82%	95%
Delivered % as of total volume	84%	100%
Stumpage % as of total volume	16%	—%

Delivered timber sales price (per ton) (2)
Pulpwood	$31	$40	(21)%
Sawtimber	$91	$101	(10)%

(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar and shown on a delivered basis which includes contract logging and hauling costs.
(3)Excludes value of timber reservations, which retained 0.1 million tons of merchantable inventory with a mix of 49% sawtimber for the quarter ended March 31, 2020. There was no timber reservation for the prior year quarter.
(4)Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions are typically larger transactions in acreage and gross sales price than recurring HBU sales and are not part of core operations, are infrequent in nature and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.

Our first quarter 2020 timber sales revenue was $1.6 million, or 10%, higher than the same quarter of 2019 primarily due to a $1.4 million increase in revenue from the Pacific Northwest. Gross timber sales revenue from the U.S. South in the first quarter of 2020 was comparable to the prior year quarter. Harvest volume from the U.S South increased 18% compared to the prior year quarter despite seasonal wet weather as we capitalized on advantageous stumpage sales opportunities during the quarter. Our realized stumpage prices for pulpwood and sawtimber were 11% and 6% lower, respectively, compared to the prior year quarter. The lower prices were expected due to excess inventory at the mills going into the first quarter of 2020 as well as higher-than-normal prices in the first quarter of 2019, which was a result of limited supply due to persistent extreme wet weather. South-wide average pulpwood and sawtimber stumpage prices decreased 15% and 8% as tracked by TimberMart-South from the prior year quarter as the COVID-19 outbreak affected production and overall wood demand across U.S. South in March 2020. Our realized stumpage prices continue to hold a significant premium over South-wide averages as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio.

Comparison of the three months ended March 31, 2020 versus the three months ended March 31, 2019

Revenues. Revenues for the three months ended March 31, 2020 were $27.0 million, $4.4 million higher than the three months ended March 31, 2019 as a result of a $2.7 million increase in timberland sales revenue and a $1.6 million increase in timber sales revenue. Timberland sales revenue increased by $2.7 million due to selling more acres in the first quarter of 2020, offset by lower per-acre sales price as a result of timber reservation and a lower average merchantable inventory stocking level. Gross timber sales revenue increased by $1.6 million, or 10%, primarily as a result of a $1.4 million increase in timber sales revenue from the Pacific Northwest, which was driven by a fourfold harvest volume increase.

Timber sales revenue by product for the three months ended March 31, 2020 and 2019 is shown in the following table:

	Three Months Ended March 31, 2019	Changes attributable to:		Three Months Ended March 31, 2020
(in thousands)		Price/Mix	Volume (3)
Timber sales (1)
Pulpwood	$8,732	$(613)	$(306)	$7,813
Sawtimber (2)	7,819	(487)	3,021	10,353
	$16,551	$(1,100)	$2,715	$18,166
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.
(3)Changes in timber sales revenue related to properties acquired or disposed within the last 12 months are attributed to volume changes.

Operating Expenses. Contract logging and hauling costs were $7.3 million for the three months ended March 31, 2020, comparable to the prior year quarter despite a 22% increase in total harvest volumes. Lower logging rates in the U.S. South and a 7% decrease in U.S. South delivered volume was offset by a 416% increase in harvest volumes in the Pacific Northwest, of which the great majority were delivered sales.

Depletion expense increased 32% to $6.9 million for the three months ended March 31, 2020 from $5.3 million for the three months ended March 31, 2019 due to a $1.0 million increase in the Pacific Northwest and a $0.6 million increase in the U.S. South. The increase in the Pacific Northwest was a result of growing harvest volume from 4,800 tons in the first quarter of 2019 to 25,000 tons in the first quarter of 2020. The increase in the U.S. South was driven by an 18% increase in total harvest volume, in accordance with our plan. Depletion rates in both regions decreased from the prior year quarter. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect the depletion rates of our current portfolio to decrease over time.

Cost of timberland sales increased to $3.4 million for the three months ended March 31, 2020 from $1.6 million for the three months ended March 31, 2019 as we sold more acres in 2020.

Forestry management expenses increased 6% to $1.8 million for the three months ended March 31, 2020 from $1.7 million for the three months ended March 31, 2019 primarily as a result of a $0.1 million increase in allocated personnel costs.

General and administrative expenses were $7.3 million for the three months ended March 31, 2020, $3.9 million higher than the prior year quarter primarily as a result of recognizing one-time, non-recurring post-employment benefits of $3.5 million related to the retirement of our former CEO in January 2020, of which $1.2 million represents the incremental non-cash stock-based compensation expense related to the accelerated vesting of his outstanding equity awards. See further detail in Note 8 - Stock-based Compensation to our accompanying consolidated financial statements for additional information.

Interest expense. Interest expense decreased $0.7 million to $4.0 million for the three months ended March 31, 2020 primarily due to a $1.1 million net decrease in interest on our outstanding debt as a result of a lower average outstanding debt balance and lower weighted-average interest rates for both our effectively fixed-rate and variable-rate debt, offset by a $0.5 million increase in non-cash interest expense related to the amortization of the initial off-market value of our current interest rate swaps.

Gain on large dispositions. During the three months ended March 31, 2020, we recognized a gain of $1.3 million on the disposition of 14,400 acres of our wholly-owned timberlands.

Loss from unconsolidated joint ventures. During the three months ended March 31, 2020, we recognized $0.09 million loss from the Dawsonville Bluffs Joint Venture, which represents our portion of the joint venture's total net loss. We did not recognize any additional losses from the Triple T Joint Venture in the first quarter of 2020 as our investment in the joint venture had been written down to zero by recognizing a cumulative $200 million of HLBV losses as of December 31, 2019. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for additional information.

Net loss. Our net loss decreased by $26.1 million to $4.2 million for the three months ended March 31, 2020 from $30.4 million for the three months ended March 31, 2019 primarily due to recognizing a $27.5 million decrease in losses allocated from the Triple T Joint Venture, a $4.4 million increase in total revenues, a $1.3 million gain recognized on large dispositions, and a $0.7 million decrease in interest expense, offset by a $7.4 million increase in total expenses, which mainly consisted of a $3.9 million increase in general and administrative expenses, a $1.9 million higher cost of timberland sales, and a $1.7 million higher depletion expense. Our net loss per share for the three months ended March 31, 2020 and 2019 was $0.09 and $0.62, respectively.

Adjusted EBITDA

The discussion below is intended to enhance the reader’s understanding of our operating performance and ability to satisfy lender requirements. EBITDA is a non-GAAP financial measure of operating performance. EBITDA is defined by the SEC as earnings before interest, taxes, depreciation and amortization; however, we have excluded certain other expenses which we believe are not indicative of the ongoing operating results of our timberland portfolio, and we refer to this measure as Adjusted EBITDA (see the reconciliation table below). As such, our Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Due to the significant amount of timber assets subject to depletion, significant income (losses) from unconsolidated joint ventures based on HLBV, and the significant amount of financing subject to interest and amortization expense, management considers Adjusted EBITDA to be an important measure of our financial performance. By providing this non-GAAP financial measure, together with the reconciliation below, we believe we are enhancing investors’ understanding of our business and our ongoing results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income, cash flow from operations, or other financial statement data presented in accordance with GAAP in our consolidated financial statements as indicators of our operating performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

•Adjusted EBITDA does not reflect our capital expenditures, or our future requirements for capital expenditures;

•Adjusted EBITDA does not reflect changes in, or our interest expense or the cash requirements necessary to service interest or principal payments on, our debt;

•Although depletion is a non-cash charge, we will incur expenses to replace the timber being depleted in the future, and Adjusted EBITDA does not reflect all cash requirements for such expenses; and

•Although HLBV income and losses are primarily hypothetical and non-cash in nature, Adjusted EBITDA does not reflect cash income or losses from unconsolidated joint ventures for which we use the HLBV method of accounting to determine our equity in earnings.

•Adjusted EBITDA does not reflect the cash requirements necessary to fund post-employment benefits or transaction costs related to acquisitions, investments, joint ventures or new business initiatives, which may be substantial.

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

For the three months ended March 31, 2020, Adjusted EBITDA was $12.9 million, a $2.7 million increase from the three months ended March 31, 2019, primarily due to a $2.6 million increase in net timberland sales, a $1.7 million increase in net timber sales, offset by a $0.7 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, a $0.3 million increase in general and administrative expense, and a $0.2 million increase in other operating expenses.

Our reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2020 and 2019 follows:

`	Three Months Ended March 31,
(in thousands)	2020	2019
Net loss	$(4,249)	$(30,395)
Add:
Depletion	6,941	5,268
Interest expense (1)	3,250	4,372
Amortization (1)	758	458
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (2)	—	395
Basis of timberland sold, lease terminations and other (3)	3,276	1,807
Stock-based compensation expense	1,872	659
Gain on large dispositions (4)	(1,279)	—
HLBV loss from unconsolidated joint venture (5)	—	27,488
Post-employment benefits (6)	2,286	—
Other (7)	34	110
Adjusted EBITDA	$12,889	$10,162
(1)For the purpose of the above reconciliation, amortization includes amortization of deferred financing costs, amortization of operating lease assets and liabilities, amortization of intangible lease assets, and amortization of mainline road costs, which are included in either interest expense, land rent expense, or other operating expenses in the accompanying consolidated statements of operations. Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.
(2)Reflects our share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated Dawsonville Bluffs Joint Venture.
(3)Includes non-cash basis of timber and timberland assets written-off related to timberland sold, terminations of timberland leases and casualty losses.

(4)Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value. Such dispositions are infrequent in nature, are not part of core operations, and would cause material variances in comparative results if not reported separately.
(5)Reflects HLBV (income) losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.
(6)Reflects one-time, non-recurring post-employment benefits associated with the retirement of our former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents.
(7)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

Application of Critical Accounting Policies

There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)
Credit Facility	Maturity Date	Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	29,086
Total Principal Balance			$437,705

As of March 31, 2020, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	$75,000
Total					$275,000

As of March 31, 2020, after consideration of the interest rate swaps, $162.7 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million was subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of March 31, 2020, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$61,786	$100,919	$162,705
Effectively fixed-rate debt	$—	$—	$—	$—	$67,300	$207,700	$275,000
Average interest rate: (1)
Variable-rate debt	—%	—%	—%	—%	2.96%	2.82%	2.88%
Effectively fixed-rate debt	—%	—%	—%	—%	3.98%	3.98%	3.98%
(1)Inclusive of applicable spread but before considering patronage dividends.

As of March 31, 2020, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.57%. A 1.0% change in interest rates would result in a change in interest expense of $1.6 million per year. The amount of effectively variable-rate debt outstanding in the future will largely be dependent upon the level of cash flow from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the risks described below.

The effects of the COVID-19 pandemic and the actions taken in response thereto may adversely impact our results of operations and financial condition and our ability to make distributions to our stockholders as well as the results of operations and financial condition of our joint ventures.

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a global pandemic. Since that time, the coronavirus has spread throughout the United States, including in the U.S. South and Pacific Northwest regions in which we and our joint ventures operate. The ultimate risk posed by COVID-19 remains highly uncertain; however, reports as of the date hereof suggest that it poses a material risk to our business, results of operation and financial condition, and those of our joint ventures, including as a result of:

•declines in harvest volumes due to:

◦a deterioration in the housing market and a resulting decrease in demand for sawtimber;

◦a decline in production level at mills due to instances of COVID-19 among their employees or decreased demand for their products; and

◦the effects of COVID-19 on contract logging operations, transportation and other critical third-party providers;

•the inability to complete timberland sales due to state and local government office closures limiting the ability of potential buyers to complete title searches and other customary due diligence;

•effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls; and

•market volatility and market downturns negatively impacting the trading of our common stock.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and adversely affect the business, results of operations and financial condition of us and our joint ventures as well as the business, operations and financial conditions of customers and contractors. The response to COVID-19 pandemic began to have an impact toward the end of the quarter ended March 31, 2020 for the reasons stated above, among others, and we expect this trend to continue. However, given the ongoing and dynamic nature of the circumstances, it is not possible to predict how long the impact of the coronavirus outbreak will last or how significant it will ultimately be to our business and that of our joint ventures. A sustained decline in the economy as a result of the COVID-19 pandemic and the demand for timber could materially and adversely impact our business, results of operations and financial condition and our ability to make distributions to our stockholders, as well as the results of operations and financial condition of our joint ventures.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	103,135	$11.09	—	$—	$15.7	million
February 1 - February 29	40,271	$10.99	—	$—	$15.7	million
March 1 - March 31	296,071	$6.50	296,071	$6.50	$13.8	million
Total	439,477		296,071
(1)See Item 2— Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for details of our SRP.
(2)Represents shares purchased for tax withholding purpose, shares purchased as part of our SRP, and shares repurchased pursuant to the Separation Agreement with our former CEO.

ITEM 5.  OTHER INFORMATION

Amendment to Amended Credit Agreement

On May 1, 2020, CatchMark entered into an amendment to its Amended Credit Agreement with CoBank, which provided for, among other things: (1) the removal of the LTV ratio covenant reduction, from 50% to 45%, which would have otherwise been effective on December 31, 2021; (2) the removal of the minimum liquidity balance of $25.0 million, which enables us to draw down more proceeds for working capital or other purposes if needed under our Revolving Credit Facility; (3) a reduction in the Multi-Draw Term Facility commitment from $200 million to $150 million, which still provides us with ample capacity for future acquisitions while lowering our unused commitment fees; and (4) our ability to make additional investments in joint ventures during 2020 if we meet certain LTV ratio requirements.

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

10.1
Separation Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag, dated as January 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2020)

10.2*	Third Agreement Regarding Amendments dated as of February 12, 2020, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	May 4, 2020	By:	/s/ Ursula Godoy-Arbelaez
Ursula Godoy-Arbelaez Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer and Principal Accounting Officer)