Form 10-Q
period 2020-06-30
CatchMark Timber Trust, Inc.
filed 2020-08-03
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to
Commission File Number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock, as of July 31, 2020: 48,765,497 shares

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AFM	American Forestry Management, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Common Stock	Class A common stock, $0.01 par value per share of CatchMark Timber Trust, Inc.
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
GP	Georgia-Pacific WFS LLC
HBU	Higher and Better Use
HLBV	Hypothetical Liquidation at Book Value
IP	International Paper Company
LIBOR	London Interbank Offered Rate
LTC	Long-Term Contract
LTIP	Long-Term Incentive Plan
LTV	Loan-to-Value
MBF	Thousand Board Feet
MPERS	Missouri Department of Transportation & Patrol Retirement System
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
SEC	Securities and Exchange Commission
SRP	Share Repurchase Program
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company

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

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report, include, but are not limited to, that we manage our operations to generate highly-predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees that comfortably cover our dividend throughout the business cycle; that we are bolstered by our delivered wood model and fiber supply agreements, which provide a steady source of demand from reliable counterparties; that we expect an improved harvest mix and biological growth of our forests; our intent to create additional value through joint ventures; the impact of the novel coronavirus (COVID-19) on our business and the businesses of our unconsolidated joint ventures; property performance and anticipated growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture (as defined herein), including the expected benefits of the amended wood supply agreement between the Triple T Joint Venture and GP, including market-based pricing on timber sales, increased reimbursement for extended haul distances, the ability for the Triple T Joint Venture to sell timber to other third parties, the increased ability to sell large timberland parcels to third-party buyers, and an extended term with optimized harvest volume obligations to enhance and preserve long-term asset value.

Forward-looking statements are based on a number of assumptions involving judgments and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience and our present expectations. Such risks and uncertainties related to us and the Triple T Joint Venture include those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent reports filed with the SEC. Accordingly, readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three months and six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for per-share amounts)

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$9,350	$11,487
Accounts receivable	6,525	7,998
Prepaid expenses and other assets	6,024	5,459
Operating lease right-of-use asset (Note 7)	2,976	3,120
Deferred financing costs	210	246
Timber assets (Note 3):
Timber and timberlands, net	599,046	633,581
Intangible lease assets	7	9
Investments in unconsolidated joint ventures (Note 4)	4,132	1,965
Total assets	$628,270	$663,865

Liabilities:
Accounts payable and accrued expenses	$6,715	$3,580
Operating lease liability (Note 7)	3,118	3,242
Other liabilities	39,666	10,853
Notes payable and lines of credit, net of deferred financing costs (Note 5)	436,967	452,987
Total liabilities	486,466	470,662

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 48,771 and 49,008 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	488	490
Additional paid-in capital	727,409	729,274
Accumulated deficit and distributions	(552,367)	(528,847)
Accumulated other comprehensive loss	(35,003)	(8,276)
Total stockholders’ equity	140,527	192,641
Noncontrolling Interests	1,277	562
Total equity	141,804	193,203
Total liabilities and equity	$628,270	$663,865
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Timber sales	$16,173	$16,273	$34,339	$32,824
Timberland sales	1,673	8,224	6,452	10,314
Asset management fees	2,857	2,841	5,832	5,683
Other revenues	1,054	1,322	2,106	2,412
	21,757	28,660	48,729	51,233
Expenses:
Contract logging and hauling costs	6,978	7,153	14,255	14,509
Depletion	6,707	6,030	13,648	11,298
Cost of timberland sales	1,463	6,921	4,885	8,481
Forestry management expenses	1,671	1,592	3,505	3,326
General and administrative expenses	3,024	3,203	10,291	6,566
Land rent expense	96	133	220	275
Other operating expenses	1,585	1,629	3,221	3,273
	21,524	26,661	50,025	47,728

Other income (expense):
Interest income	4	32	50	62
Interest expense	(4,070)	(4,709)	(8,027)	(9,331)
Gain (loss) on large dispositions	(5)	764	1,274	764
	(4,071)	(3,913)	(6,703)	(8,505)

Loss before unconsolidated joint ventures	(3,838)	(1,914)	(7,999)	(5,000)
Loss from unconsolidated joint ventures (Note 4)	(2,345)	(28,651)	(2,433)	(55,960)
Net loss	$(6,183)	$(30,565)	$(10,432)	$(60,960)

Weighted-average common shares outstanding - basic and diluted	48,744	49,076	48,866	49,069

Net loss per share - basic and diluted	$(0.13)	$(0.62)	$(0.21)	$(1.24)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,183)	$(30,565)	$(10,432)	$(60,960)
Other comprehensive loss:
Market value adjustment to interest rate swaps	(2,249)	(6,980)	(26,727)	(10,921)
Comprehensive loss	$(8,432)	$(37,545)	$(37,159)	$(71,881)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2019	49,008	$490	$729,274	$(528,847)	$(8,276)	$192,641	$562	$193,203
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	91	1	215	—	—	216	691	907
Dividends/distributions ($0.135 per share/unit)	—	—	—	(6,564)	—	(6,564)	(84)	(6,648)
Repurchase of common stock	(352)	(4)	(2,550)			(2,554)	—	(2,554)
Net loss	—	—	—	(4,249)	—	(4,249)	—	(4,249)
Other comprehensive loss	—	—	—	—	(24,478)	(24,478)	—	(24,478)
Balance, March 31, 2020	48,747	$487	$726,939	$(539,660)	$(32,754)	$155,012	$1,169	$156,181
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	33	1	537	—	—	538	125	663
Dividends/distributions ($0.135 per share/unit)	—	—	—	(6,524)	—	(6,524)	(17)	(6,541)
Repurchase of common stock	(9)	—	(67)	—	—	(67)	—	(67)
Net loss	—	—	—	(6,183)		(6,183)	—	(6,183)
Other comprehensive loss	—	—	—	—	(2,249)	(2,249)	—	(2,249)
Balance, June 30, 2020	48,771	$488	$727,409	$(552,367)	$(35,003)	$140,527	$1,277	$141,804

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (CONTINUED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656	$—	$321,656
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	92	1	292	—	—	293	—	293
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,578)	—	(6,578)	—	(6,578)
Repurchase of common stock	(136)	(1)	(1,003)			(1,004)	—	(1,004)
Net loss	—	—	—	(30,395)	—	(30,395)	—	(30,395)
Other comprehensive loss	—	—	—	—	(3,941)	(3,941)	—	(3,941)
Balance, March 31, 2019	49,083	$492	$729,705	$(446,233)	$(3,933)	$280,031	$—	$280,031
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	17	—	490	—	—	490	—	490
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,578)	—	(6,578)	—	(6,578)
Repurchase of common stock	(135)	(2)	(1,403)	—	—	(1,405)	—	(1,405)
Net loss	—	—	—	(30,565)	—	(30,565)	—	(30,565)
Other comprehensive loss	—	—	—	—	(6,980)	(6,980)	—	(6,980)
Balance, June 30, 2019	48,965	$490	$728,792	$(483,376)	$(10,913)	$234,993	$—	$234,993

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(10,432)	$(60,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	13,648	11,298
Basis of timberland sold, lease terminations and other	4,997	8,475
Stock-based compensation expense	2,577	1,149
Noncash interest expense	1,771	564
Other amortization	103	123
Gain on large dispositions	(1,274)	(764)
Loss from unconsolidated joint ventures	2,433	55,960
Operating distributions from unconsolidated joint ventures	—	128
Interest paid under swaps with other-than-insignificant financing element	1,492	—
Changes in assets and liabilities:
Accounts receivable	473	35
Prepaid expenses and other assets	409	641
Accounts payable and accrued expenses	2,656	91
Other liabilities	1,177	465
Net cash provided by operating activities	20,030	17,205

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(3,766)	(2,197)
Investment in unconsolidated joint ventures	(5,000)	—
Distributions from unconsolidated joint ventures	400	847
Net proceeds from large dispositions	20,863	5,311
Net cash provided by investing activities	12,497	3,961

Cash Flows from Financing Activities:
Repayment of notes payable	(20,850)	—
Proceeds from notes payable	5,000	—
Financing costs paid	(1,004)	(33)
Interest paid under swaps with other-than-insignificant financing element	(1,492)	—
Dividends/distributions paid	(13,189)	(13,156)
Repurchase of common shares	(2,130)	(2,409)
Repurchase of common shares for minimum tax withholding	(999)	(365)
Net cash used in financing activities	(34,664)	(15,963)
Net change in cash and cash equivalents	(2,137)	5,203
Cash and cash equivalents, beginning of period	11,487	5,614
Cash and cash equivalents, end of period	$9,350	$10,817

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 (UNAUDITED)

1. Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.82% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is a limited partner of CatchMark Timber OP and owns 0.01% of its common partnership units. The remaining 0.17% of CatchMark Timber OP’s common partnership units are owned by current and former officers and directors of CatchMark Timber Trust as a result of CatchMark’s LTIP Unit compensation program (see Note 8 — Stock-based Compensation). In addition, CatchMark Timber Trust conducts certain of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

Risks and Uncertainties

CatchMark is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on CatchMark’s business and that of its customers and contractors is uncertain and difficult to predict. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies and capital markets, and the impact is expected to continue to be significant during the remainder of 2020. Such economic disruption could have a material adverse effect on CatchMark’s business due to declines in sawtimber harvest volumes resulting from a deterioration in the housing market; a decline in production level at CatchMark’s customers' mills due to instances of COVID-19 among their employees or decreased demand for their products; the inability to complete timberland sales due to the inability of potential buyers to complete title searches and other customary due diligence, including as a result of state and local government office closures; effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating CatchMark’s financial reporting and internal controls; and market volatility and market downturns negatively impacting the trading of CatchMark’s common stock.

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

Impairment Testing

ASC 360-10 requires impairment testing to be completed whenever events or changes in circumstances indicate the asset's carrying value may not be recoverable. Examples of such circumstances for CatchMark include, but are not limited to, a significant decrease in market price of the timber assets, a significant adverse change in the extent or manner in which timber assets are being used, or a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets. CatchMark monitors such events and changes in circumstances, and when indicators of potential impairment are present, evaluates if the carrying amounts of its timber assets exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of its timber assets (the "Recoverable Amount") and if the carrying amount exceeds the timber assets' fair value. The Recoverable Amount and fair value are estimated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable assets, or (iii) the present value of undiscounted cash flows, including estimated salvage value, using data from one harvest cycle. CatchMark has determined that there has been no impairment to its timber assets as of June 30, 2020.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which added new disclosure requirements and eliminated or modified existing disclosure requirements on fair value measurement to improve the effectiveness of ASC 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2018-13 did not have a material effect on CatchMark's consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. CatchMark has elected the optional expedients offered in this update. The amendments did not apply to any transaction in the current quarter and will be applied prospectively to all eligible contracts and hedging relationships.

3.  Timber Assets

As of June 30, 2020 and December 31, 2019, timber and timberlands consisted of the following, respectively:

	As of June 30, 2020
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$280,490	$13,648	$266,842
Timberlands	331,850	—	331,850
Mainline roads	1,141	787	354
Timber and timberlands	$613,481	$14,435	$599,046

	As of December 31, 2019
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$312,452	$28,064	$284,388
Timberlands	348,825	—	348,825
Mainline roads	1,106	738	368
Timber and timberlands	$662,383	$28,802	$633,581

Timberland Sales

During the three months ended June 30, 2020 and 2019, CatchMark sold 1,100 and 4,000 acres of timberland for $1.7 million and $8.2 million, respectively. CatchMark's cost basis in the timberland sold was $1.4 million and $6.5 million, respectively.

During the six months ended June 30, 2020 and 2019, CatchMark sold 4,100 and 4,900 acres of timberland for $6.5 million and $10.3 million, respectively. CatchMark's cost basis in the timberland sold was $4.5 million and $8.0 million, respectively.

Large Dispositions

CatchMark closed one large disposition during each of the six months ended June 30, 2020 and 2019, respectively.

On January 31, 2020, CatchMark completed the sale of 14,400 acres of its wholly-owned timberlands for $21.3 million. CatchMark's cost basis was $19.6 million. Of the total net proceeds, $20.9 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility.

On June 28, 2019, CatchMark completed the sale of 3,600 acres of its wholly-owned timberlands for $5.5 million. CatchMark's total cost basis was $4.5 million.

Timberland sales and large dispositions acreage by state is listed below:

	Six Months Ended June 30,
Acres Sold In:	2020	2019
South
Timberland Sales
Alabama	2,200	600
Georgia	1,300	1,000
North Carolina	—	500
South Carolina	300	2,800
Tennessee	300	—
	4,100	4,900
Large Dispositions
Georgia	14,400	3,600

Total	18,500	8,500

Current Timberland Portfolio

As of June 30, 2020, CatchMark directly owned interests in 413,900 acres of timberlands in the U.S. South and Pacific Northwest, 391,700 acres of which were fee-simple interests and 22,200 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of June 30, 2020 (1)	Fee	Lease	Total
South
Alabama	67,800	1,800	69,600
Florida	2,000	—	2,000
Georgia	232,300	20,400	252,700
North Carolina	100	—	100
South Carolina	71,400	—	71,400
	373,600	22,200	395,800
Pacific Northwest
Oregon	18,100	—	18,100
Total	391,700	22,200	413,900
(1)Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4. Unconsolidated Joint Ventures

As of June 30, 2020, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of June 30, 2020
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	1,091,600
Merchantable timber inventory (million tons)	—	42.3	(2)
Location	Georgia	Texas

(1)Represents our share of total partner capital contributions.
(2)The Triple T Joint Venture considers inventory to be merchantable at age 12. Merchantable timber inventory does not include current year growth.

CatchMark accounts for these investments using the equity method of accounting.

Triple T Joint Venture

During 2018, CatchMark formed TexMark Timber Treasury, L.P., a Delaware limited partnership (the "Triple T Joint Venture"), with a consortium of institutional investors (the "Preferred Investors") to acquire 1.1 million acres of high-quality East Texas industrial timberlands (the “Triple T Timberlands”), for $1.39 billion (the “Acquisition Price”), exclusive of transaction costs. The Triple T Joint Venture completed the acquisition of the Triple T Timberlands in July 2018. CatchMark invested $200.0 million in the Triple T Joint Venture, equal to 21.6% of the total equity contributions at that time, in exchange for a common limited partnership interest. CatchMark, through a separate wholly-owned and consolidated subsidiary, is the sole general partner of the Triple T Joint Venture.

On June 24, 2020, CatchMark invested an additional $5.0 million of equity on the same terms and conditions as its existing investment in the Triple T Joint Venture in connection with amendments to the joint venture agreement and asset management agreement. The amended asset management agreement designated Brian M. Davis, Chief Executive Officer and President of CatchMark, as the “Key Man” and increased the asset management fee payable to CatchMark as described below in Asset Management Fees. The amended joint venture agreement increased the 10.25% cumulative return on the preferred investors’ interests in the Triple T Joint Venture’s subsidiary REIT by 0.5% per quarter, subject to a maximum increase of 2.0% and subject to decreases in other circumstances. The proceeds of CatchMark’s additional $5.0 million investment, along with the proceeds from $140.0 million of borrowings under the Triple T Joint Venture’s credit facility, were used to make a payment of $145.0 million to GP in connection with an amendment to a wood supply agreement between the Triple T Joint Venture and GP. This amendment was intended to achieve market-based pricing on timber sales, increase reimbursement for extended haul distances, provide the ability for the Triple T Joint Venture to sell sawtimber to other third parties, and expand the Triple T Joint Venture’s ability to sell large timberland parcels to third-party buyers. The supply agreement between the Triple T Joint Venture and GP was also extended by two years from 2029 to 2031.

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

The Triple T Joint Venture agreement provides for liquidation rights and distribution priorities that are significantly different from CatchMark's stated ownership percentage based on total equity contributions. The Preferred Investors are entitled to a minimum cumulative return on their equity contributions, plus a complete return of their equity contributions before any distributions may be made on CatchMark’s common limited partnership interest. As such, CatchMark uses the hypothetical-liquidation-at-book-value method (“HLBV”) to determine its equity in the earnings of the Triple T Joint Venture. The HLBV method is commonly applied to equity investments in real estate, where cash distribution percentages vary at different points in time and are not directly linked to an investor's ownership percentage. For investments accounted for under the HLBV method, applying the percentage ownership interest to GAAP net income in order to determine earnings or losses would not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors.

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

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Triple T Joint Venture:
Total assets	$1,581,538	$1,573,172
Total liabilities	$781,549	$751,655
Total equity	$799,990	$821,517
CatchMark:
Carrying value of investment	$2,689	$—

Condensed income statement information for the Triple T Joint Venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Triple T Joint Venture:
Total revenues	$34,588	$43,978	$69,869	$79,941
Net loss	$(9,935)	$(1,586)	$(15,663)	$(5,867)
CatchMark:
Equity share of net loss	$(2,311)	$(28,600)	$(2,311)	$(56,088)

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Triple T Joint Venture:
Net cash provided by operating activities	$1,535	$8,544
Net cash used in investing activities	$(150,470)	$(2,041)
Net cash provided by financing activities	$154,111	$91
Net change in cash and cash equivalents	$5,176	$6,594
Cash and cash equivalents, beginning of period	$39,614	$39,300
Cash and cash equivalents, end of period	$44,790	$45,894

CatchMark had recognized cumulative HLBV losses of $200.0 million as of December 31, 2019, reducing the carrying value of its investment to zero, and did not recognize an additional equity loss in the Triple T Joint Venture in the first quarter of 2020 as CatchMark has not guaranteed obligations of the Triple T Joint Venture and is not otherwise committed to provide additional financial support. In connection with its additional $5.0 million investment on June 24, 2020, CatchMark recognized $2.3 million of equity loss for the three months ended June 30, 2020, determined using the HLBV method to allocate losses of the Triple T Joint Venture incurred for the period the new equity investment was outstanding.

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

As of June 30, 2020, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.6 million remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Dawsonville Bluffs Joint Venture:
Total assets	$2,981	$4,041
Total liabilities	$95	$111
Total equity	$2,886	$3,930
CatchMark:
Carrying value of investment	$1,443	$1,965

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Dawsonville Bluffs Joint Venture:
Total revenues	$—	$7	$—	$1,420
Net income (loss)	$(69)	$(102)	$(244)	$255
CatchMark:
Equity share of net income (loss)	$(34)	$(51)	$(122)	$128

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Dawsonville Joint Venture:
Net cash provided by (used in) operating activities	$(261)	$1,252
Net cash used in financing activities	$(800)	$(1,949)
Net change in cash and cash equivalents	$(1,061)	$(697)
Cash and cash equivalents, beginning of period	$1,441	$1,731
Cash and cash equivalents, end of period	$380	$1,034

For the six months ended June 30, 2020 and 2019, CatchMark received cash distributions of $0.4 million and $1.0 million, respectively, from the Dawsonville Bluffs Joint Venture.

Risks and Uncertainties Related to Unconsolidated Joint Ventures

CatchMark’s unconsolidated joint ventures, most notably the Triple T Joint Venture, are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Triple T Joint Venture’s business and that of its customers and contractors is uncertain and difficult to predict. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies and capital markets, and the impact is expected to continue to be significant during the remainder of 2020. Such economic disruption could have a material adverse effect on the Triple T Joint Venture’s business due to the same reasons discussed in Note 1 — Organization with respect to CatchMark. The severity of the impact of the COVID-19 pandemic on the Triple T Joint

Venture’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Triple T Joint Venture’s customers, all of which are uncertain and cannot be predicted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the financial condition, liquidity, or results of operations of CatchMark’s unconsolidated joint ventures is uncertain.

Asset Management Fees

CatchMark provides asset management services to the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture. Under these arrangements, CatchMark oversees the day-to-day operations of these joint ventures and their properties, including accounting, reporting and other administrative services, subject to certain major decisions that require partner approval.

On June 24, 2020, in connection with its additional $5.0 million equity investment in the Triple T Joint Venture, CatchMark entered into an amended and restated asset management agreement with the Triple T Joint Venture. Prior to this amendment, for management of the Triple T Joint Venture, CatchMark received a fee equal to 1% of the Acquisition Price multiplied by 78.4%, which represented the percentage of the original equity contributions made to the Triple T Joint Venture by the Preferred Investors. In the event the Preferred Investors had not received a return of their capital contributions plus their preferred return as described above, then the asset management fee percentage would have decreased from 1% to 0.75% at October 1, 2021, and to 0.50% at October 1, 2022. The amended asset management agreement provides that, effective June 24, 2020, CatchMark earns an asset management fee equal to 1% of (a) the sum of the Acquisition Price and the $145.0 million paid to GP, multiplied by (b) 78.4%, and in the event the Preferred Investors have not received a return of their capital contributions plus their preferred return, then the asset management fee percentage decreases from 1% to 0.75% at October 1, 2021, and to 0.25% at July 1, 2022. The fee is also subject to deferment in certain circumstances.

For management of the Dawsonville Bluffs Joint Venture, CatchMark receives a percentage fee based on invested capital, as defined by the joint venture agreement. Additionally, CatchMark receives an incentive-based promote earned for exceeding investment hurdles.

During the three months and six months ended June 30, 2020 and 2019, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Triple T Joint Venture (1)	$2,850	$2,822	$5,678	$5,643
Dawsonville Bluffs Joint Venture (2)	7	19	154	40
	$2,857	$2,841	$5,832	$5,683
(1)Includes $0.1 million of reimbursements of compensation costs for the three months ended June 30, 2020 and 2019. Includes $0.2 million of reimbursements of compensation costs for the six months ended June 30, 2020 and 2019.
(2)The six months ended June 30, 2020 includes $0.1 million of incentive-based promote earned for exceeding investment hurdles in 2020.

5. Notes Payable and Lines of Credit

Amended Credit Agreement

As of June 30, 2020, CatchMark was party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, and May 1, 2020 (the "Amended Credit Agreement"), with a syndicate of lenders, including CoBank, which serves as the administrative agent. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

•a $35.0 million five-year revolving credit facility (the “Revolving Credit Facility”);
•a $150.0 million seven-year multi-draw term credit facility (the “Multi-Draw Term Facility”);
•a $100.0 million ten-year term loan (the “Term Loan A-1”);
•a $100.0 million nine-year term loan (the “Term Loan A-2”);
•a $68.6 million ten-year term loan (the “Term Loan A-3”); and
•a $140.0 million seven-year term loan (the "Term Loan A-4").

The amendment dated May 1, 2020 provided for, among other things: (1) the removal of the LTV ratio covenant reduction, from 50% to 45%, which would have otherwise been effective on December 31, 2021; (2) the removal of the minimum liquidity balance of $25.0 million, which enables CatchMark to draw down more proceeds for working capital or other purposes if needed under its Revolving Credit Facility; (3) a reduction in the Multi-Draw Term Facility commitment from $200 million to $150 million, which still provides CatchMark with ample capacity for future acquisitions while lowering its unused commitment fees; and (4) the ability to make additional investments in joint ventures during 2020 if CatchMark meets certain LTV ratio requirements.

During the three months ended June 30, 2020, CatchMark borrowed $5.0 million under its Multi-Draw Term Facility to fund its additional equity investment in the Triple T Joint Venture (see Note 4 — Unconsolidated Joint Ventures). CatchMark paid down $20.9 million of its outstanding balance on the Multi-Draw Term Facility with proceeds from a large disposition during the first quarter of 2020. As of June 30, 2020 and December 31, 2019, CatchMark had the following debt balances outstanding:

(dollar amounts in thousands)			Current Interest Rate (1)	Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate		June 30, 2020	December 31, 2019
Term Loan A-1	12/23/2024	LIBOR + 1.75%	1.93%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	2.08%	100,000	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	2.18%	68,619	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	1.88%	140,000	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 1.90%	2.08%	34,086	49,936
Total principal balance				$442,705	$458,555
Less: net unamortized deferred financing costs				(5,738)	(5,568)
Total				$436,967	$452,987
(1)For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of June 30, 2020. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As of June 30, 2020, CatchMark had $150.9 million of borrowing capacity remaining under its credit facilities, consisting of $115.9 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

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

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. The eligibility remains the same under the Amended Credit Agreement. Therefore, CatchMark accrues patronage dividends it expects to receive based on actual patronage dividends received as a percentage of its weighted-average eligible debt balance. For the three months ended June 30, 2020 and 2019, CatchMark accrued $0.9 million and $1.0 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations. For the six months ended June 30, 2020 and 2019, CatchMark accrued $1.8 million and $1.9 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2020 and 2019, CatchMark received patronage dividends of $4.1 million and $3.3 million, respectively, on its patronage eligible borrowings. Of the total patronage dividends received in March 2020, $3.1 million was received in cash, including a $0.1 million special cash distribution for 2019, and $1.0 million was received in equity of the Patronage Banks.

As of June 30, 2020 and December 31, 2019, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage dividends classified as:	June 30, 2020	December 31, 2019
Accounts receivable	$1,786	$3,810
Prepaid expenses and other assets (1)	3,335	2,329
Total	$5,121	$6,139
(1)Represents cumulative patronage dividends received as equity in the Patronage Banks.

Debt Covenants

The Amended Credit Agreement contains, among others, the following financial covenants which:

•limit the LTV ratio to 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time; and
•limit the aggregated capital expenditures to 1% of the value of the timberlands during any fiscal year.

The Amended Credit Agreement permits CatchMark to declare, set aside funds for, or pay dividends, distributions, or other payments to stockholders so long as it is not in default under the credit agreement. However, if CatchMark has suffered a bankruptcy event or a change of control, the credit agreement prohibits CatchMark from declaring, setting aside, or paying any dividend, distribution, or other payment other than as required to maintain its REIT qualification. The Amended Credit Agreement also subjects CatchMark to mandatory prepayment from proceeds generated from dispositions of timberlands or lease terminations, which may have the effect of limiting its ability to make distributions to stockholders under certain circumstances.

CatchMark was in compliance with the financial covenants of its credit agreement as of June 30, 2020. See Note 1— Organization for discussion of uncertainties and risks to CatchMark’s financial position, liquidity and results of operations, including impacts of the global COVID-19 pandemic.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended June 30, 2020 and 2019, CatchMark made interest payments of $2.8 million and $5.3 million, respectively, on its borrowings. Included in the interest payments for the three months ended June 30, 2020 and 2019 were unused commitment fees of $0.2 million and $0.1 million, respectively.

During the six months ended June 30, 2020 and 2019, CatchMark made interest payments of $6.9 million and $10.5 million, respectively, on its borrowings. Included in the interest payments for the six months ended June 30, 2020 were unused commitment fees of $0.4 million and $0.1 million, respectively.

As of June 30, 2020 and December 31, 2019, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.23% and 3.87%, respectively. After further consideration of expected patronage dividends, CatchMark's weighted-average interest rate as of June 30, 2020 and December 31, 2019 was 2.43% and 3.07%, respectively.

6.  Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of June 30, 2020, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)					Notional Amount
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	$75,000
					$275,000

As of June 30, 2020, CatchMark’s interest rate swaps effectively fixed the interest rate on $275.0 million of its $442.7 million variable-rate debt at 3.98%, inclusive of the applicable spread and before consideration of expected patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statements of cash flows.

During the six months ended June 30, 2019, CatchMark had ten interest rate swaps that effectively fixed the interest rates on $350.0 million of CatchMark's variable-rate debt at 4.26%, inclusive of the applicable spread but before considering patronage dividends.

All of CatchMark's outstanding interest rate swaps during the six months ended June 30, 2020 and 2019 qualified for hedge accounting treatment.
Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of June 30, 2020 and December 31, 2019:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(36,404)	$(8,769)

During the three months ended June 30, 2020 and 2019, CatchMark recognized a change in fair value of its interest rate swaps of $2.7 million and $7.0 million, respectively, as other comprehensive loss. During the three months ended June 30, 2020, CatchMark reclassified $0.5 million from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception.

During the six months ended June 30, 2020 and 2019, CatchMark recognized a change in fair value of its interest rate swaps of $27.6 million and $10.9 million, respectively, as other comprehensive loss. During the six months ended June 30, 2020, CatchMark reclassified $0.9 million from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception.

Pursuant to the terms of its interest rate swaps, CatchMark paid $1.2 million and $1.5 million during the three months and six months ended June 30, 2020, respectively. For the three months and six months ended June 30, 2019, CatchMark received $20,600 and $62,800, respectively. All amounts were included in interest expense in the consolidated statements of operations.

As of June 30, 2020, CatchMark estimated that approximately $6.9 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

7.  Commitments and Contingencies

Mahrt Timber Agreements

In connection with its acquisition of timberlands from WestRock in 2007, CatchMark entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly-owned subsidiary of WestRock. The master stumpage agreement provides that CatchMark will sell specified amounts of timber and make available certain portions of our timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase a specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly market pricing adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark with a reliable customer for the wood products from its timberlands.

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

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease right-of-use (“ROU”) asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU asset and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $108,400 of operating lease expense for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, CatchMark recorded $217,000 and $148,000 of operating lease expense, respectively, which was included in general and administrative expenses on its consolidated statements of operations. For the three months ended June 30, 2020 and 2019, CatchMark paid $98,000 and $95,000, respectively, in cash for its office lease. For the six months ended June 30, 2020 and 2019, CatchMark paid $197,000 and $117,000, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows. The adoption of ASC 842 did not result in a cumulative-effect adjustment to CatchMark's retained earnings, as its office lease commenced in January 2019.

CatchMark had the following future annual payments for its operating lease as of June 30, 2020 and December 31, 2019:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Required payments
2020	$201	397
2021	412	412
2022	424	424
2023	435	435
2024	447	447
Thereafter	1,873	1,873
	$3,792	$3,988
Less: imputed interest	(674)
Operating lease liability	$3,118

Remaining lease term (years)	8.4
Discount rate	4.58%

CatchMark holds leasehold interests in 22,200 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of June 30, 2020, CatchMark had the following future lease payments under the LTC Lease:

(in thousands)	Required Payments
2020	$410
2021	402
2022	354
$1,166
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

8.  Stock-based Compensation

Equity Grants to Independent Directors

On April 9, 2020, CatchMark granted a total of 3,876 shares of its restricted common stock to two new independent directors upon their appointments to its board of directors. Aggregate grant date fair value of $29,454 is amortized over a one-year vesting period within general and administrative expenses.

In April 2019, CatchMark amended its Independent Director Compensation Program to require one-year vesting for the annual grants of common stock or LTIP units made to independent directors (the “2019 Amendment”). In April 2020, CatchMark further amended its Independent Director Compensation Program to provide for one-time grants of common stock, with a value of $70,000, to independent directors who were serving at the time of the 2019 Amendment (“covered directors”), with such one-time grants to be made to the covered directors if they retired or resigned in a calendar year prior to receiving an annual grant during such calendar year (the “2020 Amendment”). The intent of the 2020 Amendment was to compensate the covered directors for the vested shares that such directors did not receive in 2019 as a result of the 2019 Amendment. On June 24, 2020, in accordance with the 2020 Amendment, CatchMark issued one-time grants of a total of 16,432 fully-vested shares of common stock to two independent directors at the time of their retirement at the 2020 annual meeting of stockholders. The grant date fair value of $140,000 was expensed immediately.

On June 25, 2020, CatchMark issued the annual equity-based grants to its independent directors who were elected at CatchMark's 2020 annual meeting of stockholders. Each independent director received a grant with a fair value of $70,000, which will vest on the date of CatchMark's 2021 annual meeting of stockholders. Upon their respective elections, two independent directors each received 8,434 shares of CatchMark's restricted common stock and the remaining three independent directors each received 8,434 units of a class of limited partnership interest (the "LTIP Units") in CatchMark Timber OP. The LTIP Units are structured to qualify as "profits interests" for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into CatchMark Timber OP's common units. Aggregate grant date fair value of $350,000 will be amortized over the one-year vesting period within general and administrative expenses. See Note 8 — Noncontrolling Interest in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on LTIP Units.

CatchMark repurchased 4,027 shares from an independent director to satisfy income tax liabilities at his election during the three months ended June 30, 2020.

Service-based Restricted Stock Grants to Employees

During the three months ended June 30, 2020, CatchMark did not issue any shares of service-based restricted stock to its employees. During the six months ended June 30, 2020, CatchMark issued 153,842 shares of service-based restricted stock to its employees including its executive officers, which will vest over a four-year period. The fair value of $1.7 million was determined based on the closing price of CatchMark's common stock on the grant date and is amortized evenly over the vesting period.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the six months ended June 30, 2020 is as follows:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	442,401	$9.96
Granted	153,842	$10.99
Vested	(206,698)	$10.75
Forfeited	—	$—
Unvested at June 30, 2020	389,545	$9.95

Performance-based Restricted Stock Grants to Officers

On February 18, 2020, CatchMark granted 23,589 shares of performance-based restricted stock to its eligible officers, which represents the maximum number of shares that could be earned based on the relative performance of

CatchMark's TSR as compared to a pre-established peer group's TSR and to the Russell Microcap Index over a three-year performance period from January 1, 2020 to December 31, 2022. The compensation committee of the board of directors (the "Compensation Committee") will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2023 and 2024. The fair value of $0.1 million of the performance-based restricted stock awards is amortized over the vesting period and was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (February 18, 2020)	$10.99
Weighted-average fair value per granted share	$5.93
Assumptions:
Volatility	23.22%
Expected term (years)	3.0
Risk-free interest rate	1.41%

Performance-based LTIP Units Grants to Executive Officers

On February 18, 2020, CatchMark granted 197,115 LTIP Units to its executive officers, which represents the maximum number of LTIP Units that could be earned based on the relative performance of CatchMark's TSR as compared to a pre-established peer group's TSR and to the Russell Microcap Index over a three-year performance period from January 1, 2020 to December 31, 2022. The LTIP Units are structured to qualify as "profits interests" for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into CatchMark Timber OP's common units. See Note 8 — Noncontrolling Interest in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on LTIP Units. The Compensation Committee will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2023 and 2024. The fair value of the $1.2 million of the performance-based LTIP Units was calculated using a Monte-Carlo simulation with the following assumptions:

Grant date market price (February 18, 2020)	$10.99
Weighted-average fair value per granted share	$5.93
Assumptions:
Volatility	23.22%
Expected term (years)	3.0
Risk-free interest rate	1.41%

Accelerated Vesting of Former CEO's Outstanding Equity Awards

On January 21, 2020, Jerrold Barag retired as the Chief Executive Officer of CatchMark and as a member of CatchMark's board of directors. In connection with Mr. Barag's retirement, 103,135 shares of his time-based restricted stock awards vested immediately, 46,912 shares of which were withheld to cover required tax withholding. CatchMark repurchased the remaining 56,223 fully vested shares at a per-share price of $11.05, which was the average closing price of the common stock for the five-day trading period ended prior to January 21, 2020, payable to Mr. Barag in 24 equal installments through January 2022. Mr. Barag’s 72,272 performance-based LTIP Units issued under the executive officer’s 2017 compensation program had a performance period from January 1, 2017 to December 31, 2019. 25,218 of these 72,272 LTIP Units were earned and vested on January 29, 2020. Mr. Barag’s remaining 142,909 performance-based LTIP units issued under the executive officers' 2018 and 2019 compensation programs were treated as if the performance period for such awards ended on January 21, 2020. The Compensation Committee determined that Mr. Barag earned a total of 32,780 LTIP Units, which were vested on January 29, 2020. In accordance with ASC 718: Compensation - Stock Compensation, CatchMark applied modification accounting and recognized the incremental fair value of these awards in the amount of $1.2 million as stock-based compensation expense in the first quarter of 2020. For complete terms and conditions of the Separation Agreement, see the Form 8-K filed with the SEC on January 21, 2020.

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
General and administrative expenses (1)	$623	$463	$2,380	$1,034
Forestry management expenses	82	27	197	115
Total (2)	$705	$490	$2,577	$1,149
(1)The six months ended June 30, 2020 includes $1.2 million of accelerated stock-based compensation expense related to the retirement of CatchMark's former CEO in January 2020.
(2)Includes $0.1 million and $0.8 million of the stock-based compensation recognized as noncontrolling interest for the three months and six months ended June 30, 2020, respectively.

As of June 30, 2020, approximately $5.6 million of compensation expense related to unvested restricted stock and LTIP Units remained to be recognized over a weighted-average period of 2.6 years.

9.  Segment Information

As of June 30, 2020, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Harvest	$17,227	$17,595	$36,445	$35,236
Real Estate	1,673	8,224	6,452	10,314
Investment Management	2,857	2,841	5,832	5,683
Total	$21,757	$28,660	$48,729	$51,233

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Harvest	$7,388	$7,285	$15,995	$14,545
Real Estate	1,552	7,828	6,070	9,785
Investment Management	2,823	2,790	5,710	6,205
Corporate	(2,328)	(2,816)	(5,451)	(5,286)
Total	$9,435	$15,087	$22,324	$25,249

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Adjusted EBITDA	$9,435	$15,087	$22,324	$25,249
Subtract:
Depletion	6,707	6,030	13,648	11,298
Interest expense (1)	3,006	4,395	6,256	8,767
Amortization (1)	1,116	229	1,874	687
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	—	—	—	395
Basis of timberland sold, lease terminations and other (3)	1,721	6,668	4,997	8,475
Stock-based compensation expense	705	490	2,577	1,149
(Gain) loss on large dispositions (4)	5	(764)	(1,274)	(764)
HLBV loss from unconsolidated joint venture (5)	2,311	28,600	2,311	56,088
Post-employment benefits (6)	11	—	2,297	—
Other (7)	36	4	70	114
Net loss	$(6,183)	$(30,565)	$(10,432)	$(60,960)
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

10.  Subsequent Event

Dividend Declaration

On August 3, 2020, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on August 31, 2020, payable on September 15, 2020.

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

During the second quarter of 2020, we continued to actively manage our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship. We actively managed our log merchandising efforts together with delivered and stumpage sales to achieve the highest available price for our timber products.

We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. In the second quarter of 2020, we capitalized on the value of our timberland portfolio by opportunistically monetizing timberland properties, including selling 1,100 acres of timberland for $1.7 million. In addition, during the first quarter of 2020, we completed a large disposition of 14,400 acres of timberland located in Georgia for $21.3 million under our capital recycling program, using the net proceeds to pay down debt. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to inventory stocking below portfolio average, higher mix of hardwood inventory, poor productivity characteristics, geographical procurement and operating areas, and/or timber reservation opportunities.

We are continuing to actively pursue additional strategic investment opportunities in our target markets, including direct acquisition of high-quality industrial timberland properties, with our average transaction size ranging from 2,500 to 25,000 acres.

From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our share repurchase program, or SRP, to buy shares and return capital to our stockholders. In the first half of 2020, we repurchased $2.0 million in shares under our SRP and, as of June 30, 2020, $13.7 million remains available under our current repurchase program.

Additional Investment in Triple T Joint Venture

On June 24, 2020, we invested an additional $5.0 million in the Triple T Joint Venture on the same terms and conditions as our existing investment. In connection with this additional investment, we entered into amended joint venture and asset management agreements with the Triple T Joint Venture. The amended asset management agreement designated Brian M. Davis, our Chief Executive Officer and President, as the “Key Man” and modified the asset management fee payable to us, as described in Note 4 – Unconsolidated Joint Ventures. The amended asset management agreement is expected to increase the asset management fee payable to us over the next two years. The amended joint venture agreement increased the 10.25% cumulative return on the Preferred Investors’ interests in the Triple T Joint Venture’s subsidiary REIT by 0.5% per quarter, subject to a maximum increase of 2.0% and subject to decreases in other circumstances.

The proceeds of our additional $5.0 million investment, along with the proceeds from $140.0 million of borrowings under the Triple T Joint Venture’s credit facility, were used to make a payment of $145.0 million to GP in connection with a renegotiated wood supply agreement between the Triple T Joint Venture and GP intended to achieve market-based pricing on timber sales, increase reimbursement for extended haul distances, provide the ability for the Triple T Joint Venture to sell sawtimber to other third parties, and expand the Triple T Joint Venture’s ability to sell large timberland parcels to third-party buyers. The supply agreement between the Triple T Joint Venture and GP was also extended by two years from 2029 to 2031, with optimized harvest volume obligations to enhance and preserve long-term asset value.

Capital Activities

During the second quarter, we amended our credit agreement to reduce or remove certain restrictive financial covenants providing increased capacity for working capital or other purposes if needed under our Revolving Credit Facility, provide the ability to make additional investments in joint ventures during the year if we meet certain requirements, and to lower unused commitment fees (see Liquidity and Capital Resources – Amendment to Amended Credit Agreement below for additional information). During the three months ended June 30, 2020, we borrowed $5.0 million under our Multi-Draw Term Facility to fund the additional investment in the Triple T Joint Venture. We paid $6.5 million of dividends to our stockholders and repurchased $0.1 million of shares of common stock under our SRP at an average price of $7.76 per share during the quarter.

Impact of COVID-19 On Our Business

In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 outbreak is a widespread health crisis that has adversely affected the economies and financial markets of many countries, including the U.S., resulting in an economic downturn that could affect demand for our products and impact our operating results. Economists expect the impact of the pandemic will continue to be significant during the remainder of 2020.

The outbreak resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. During March and April 2020, most states issued executive orders requiring workers to remain at home, unless their work was critical, essential, or life-sustaining. While many of these executive orders have expired or been partially lifted, others remain in place and call for extended quarantines. These measures may remain in place for a significant period and adversely affect our business, results of operations and financial condition as well as the business, operations and financial conditions of our customers and contractors. We believe that, based on the various standards published to date, our business, particularly with respect to supplying raw materials to the forest products, paper and packaging industry, and the businesses of our customers are essential industries that have been allowed to remain open. Accordingly, COVID-19 has had a limited impact on our physical operations to date. We have implemented new procedures to support the health and safety of our employees, contractors and customers and we are following all federal, state and local health department guidelines. The costs associated with these safety procedures were not material.

While the response to the COVID-19 pandemic began to impact our business toward the end of the first quarter of 2020 and continued through the quarter ended June 30,2020, we managed our harvest operations effectively through the pandemic during the second quarter, increasing total harvest volumes by 15% year-over-year and generating comparable timber sales revenue and Harvest EBITDA to prior year period. Projections under these circumstances are necessarily guarded and subject to change, but the COVID-19 pandemic is shifting demand patterns to favor pulp-related products. As such, we expect demand for pulp-related products, necessary for paper and packaging, to remain stable, and lumber demand related to the housing market to suffer at least in the short term. Although demand for sawtimber improved throughout the second quarter, the exact timing and pace of the recovery are uncertain as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others remain closed or are enforcing extended quarantines. However, given the ongoing and dynamic nature of the circumstances, it is not possible to predict how long the impact of the coronavirus outbreak on the economic environment and on our business will last or how significant it will ultimately be. A sustained decline in the economy as a result of the COVID-19 pandemic and the demand for timber could materially and adversely impact our business, results of operations and financial condition and our ability to make distributions to our stockholders.

The ultimate risk posed by COVID-19 remains uncertain; however, reports as of the date hereof suggest that it poses a material risk to our business, results of operations and financial condition, including as a result of (1) declines in our harvest volumes due to (i) a deterioration in the housing market and a resulting decrease in demand for our sawtimber, (ii) a decline in production level at our customers' mills due to instances of COVID-19 among their employees or decreased demand for their products and (iii) the effects of COVID-19 on contract logging operations, transportation and other critical third-party providers; (2) the inability to complete timberland sales due to the inability of potential buyers to complete title searches and other customary due diligence, including as a result of state and local government office closures; (3) effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the company’s financial reporting and internal controls; and (4) market volatility and market downturns negatively impacting the trading of our common stock.

In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. We are bolstered by our delivered wood model and fiber supply agreements, which provide a steady source of demand from reliable counterparties. With respect to liquidity, we believe we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. We currently have no plans to reduce anticipated spending on capital investment projects. After our deleveraging initiatives and other balance sheet strengthening in 2019 and the first half of 2020, we believe we are well positioned to weather the economic turmoil.

Timberland Portfolio

As of June 30, 2020, we wholly owned interests in 413,900 acres of high-quality industrial timberland in the U.S. South and Pacific Northwest, consisting of 391,700 acres of fee timberlands and 22,200 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our Southern timberlands consisted of 72% pine plantations by acreage and 53% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 82% sawtimber by volume. Our leased timberlands include 22,200 acres under one long-term lease expiring in 2022, which we refer to as the LTC Lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of June 30, 2020 (1)	Fee	Lease	Total
South
Alabama	67,800	1,800	69,600
Florida	2,000	—	2,000
Georgia	232,300	20,400	252,700
North Carolina	100	—	100
South Carolina	71,400	—	71,400
	373,600	22,200	395,800
Pacific Northwest
Oregon	18,100	—	18,100
Total	391,700	22,200	413,900
(1) Represents wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.

As of June 30, 2020, our wholly-owned timber inventory consisted of an estimated 16.5 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory: (1)	Fee	Lease	Total
Pulpwood	7.2	0.4	7.6
Sawtimber (2)	8.6	0.3	8.9
Total	15.8	0.7	16.5
(1)Merchantable timber inventory does not include current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.
(2) Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of June 30, 2020 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of June 30, 2020
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	1,091,600
Merchantable timber inventory (million tons)	—	42.3	(2)
Location	Georgia	Texas
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

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2020, WestRock is required to purchase a minimum of 409,000 tons of timber under the Mahrt Timber Agreements. For the six months ended June 30, 2020, WestRock purchased 181,900 tons under the Mahrt Timber Agreements, which represented 11% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition in 2016. For full year 2020, IP is required to purchase a minimum of 82,000 tons of pulpwood under the Carolinas Supply Agreement. During the six months ended June 30, 2020, we sold 31,500 tons under the Carolinas Supply Agreement, which represented 2% of our net timber sales revenue.

Liquidity and Capital Resources

Overview

Cash flows generated from our operations are primarily used to fund recurring expenditures and distributions to our stockholders. The amount of distributions to common stockholders is authorized by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, less capital requirements necessary to maintain our existing timberland portfolio. In determining the amount of distributions to common stockholders, we also consider our financial condition, our expectations of future sources of liquidity, current and future economic conditions, market demand for timber and timberlands, and tax considerations, including the annual distribution requirements necessary to maintain our status as a REIT under the Code.
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

Shelf Registration Statement and Equity Offerings

On February 28, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC, which was declared effective on May 7, 2020. Our shelf registration statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, we entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of our common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under our shelf registration statement. As of June 30, 2020, we have not sold any shares of common stock under the distribution agreement.

Amendment to Amended Credit Agreement

On May 1, 2020, we entered into an amendment to our credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019 and February 12, 2020 with CoBank, which provided for, among other things: (1) the removal of the LTV ratio covenant reduction, from 50% to 45%, which would have otherwise been effective on December 31, 2021; (2) the removal of the minimum liquidity balance of $25.0 million, which enables us to draw down more proceeds for working capital or other purposes if needed under our Revolving Credit Facility; (3) a reduction in the Multi-Draw Term Facility commitment from $200 million to $150 million, which still provides us with ample capacity for future acquisitions while lowering our unused commitment fees; and (4) the ability to make additional investments in joint ventures during 2020 if we meet certain LTV ratio requirements.

The table below presents the details of each credit facility under the Amended Credit Agreement as of June 30, 2020:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee	Total Capacity	Outstanding Balance	Remaining Capacity
Revolving Credit Facility	12/1/2022	LIBOR + 1.90%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 1.90%	0.35%	150,000	34,086	115,914
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	$—
Total				$593,619	$442,705	$150,914
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

Patronage Dividends

We are eligible to receive annual patronage dividends from our lenders (the "Patronage Banks") under the Amended Credit Agreement. The annual patronage dividend depends on the weighted-average patronage-eligible debt balance with each participating lender during the respective fiscal year, as calculated by CoBank, as well as the financial performance of the Patronage Banks. In March 2020, we received patronage dividends of $4.1 million, including $4.0 million of standard patronage dividends and a $0.1 million special patronage dividend. 75% of the standard patronage dividends was received in cash and the remaining 25% was received in equity in Patronage Banks. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' board of directors. The special patronage dividend was received in cash. For the three months ended June 30, 2020, we accrued $0.9 million of patronage dividends receivable for 2020. For the six months ended June 30, 2020, we accrued $1.8 million of patronage dividends receivable for 2020, approximately 75% of which is expected to be received in cash in March 2021.

Debt Covenants

As of June 30, 2020, the Amended Credit Agreement contains, among others, the following financial covenants which:
•limit the LTV ratio to 50%;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of June 30, 2020.

Interest Rate Swaps

As of June 30, 2020, we had two outstanding interest rate swaps, which effectively fixed the interest rate on $275.0 million of our $442.7 million variable-rate debt at 3.98%, inclusive of the applicable spread but before considering patronage dividends. See Note 6 —Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the three months ended June 30, 2020, we repurchased 8,648 shares of our common stock at an average price of $7.76 per share for a total of $0.1 million under the SRP, including transaction costs. During the six months ended June 30, 2020, we repurchased 304,719 shares of our common stock at an average price of $6.53 per share for a total of $2.0 million under the SRP, including transaction costs. All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of June 30, 2020, we had 48.8 million shares of common stock outstanding and may repurchase up to an additional $13.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2020 was $20.0 million, $2.8 million higher than the six months ended June 30, 2019. Cash provided by operating activities consisted primarily of receipts from customers for timber, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The increase was primarily due to a $3.6 million decrease in cash paid for interest as a result of lower average outstanding debt balance and lower interest rates, a $3.5 million higher working capital change ($2.0 million of which related to post-retirement benefits payable), and a $1.8 million increase in net timber sales, offset by a $3.7 million decrease in net proceeds from timberland sales, $1.5 million paid in connection with our former CEO's retirement, and a $0.3 million decrease in other revenues.
Net cash provided by investing activities for the six months ended June 30, 2020 was $12.5 million as compared to $4.0 million for the six months ended June 30, 2019. We received $15.6 million more in gross proceeds from large dispositions in the six months ended June 30, 2020. We invested an additional $5.0 million in the Triple T Joint Venture, incurred $1.6 million more in capital expenditures, and received $0.4 million less in cash distributions from the Dawsonville Bluffs Joint Venture during the six months ended June 30, 2020 as compared to 2019.
Net cash used in financing activities for the six months ended June 30, 2020 was $34.7 million as compared to $16.0 million for the six months ended June 30, 2019. We paid down $20.9 million of our outstanding debt balance on the Multi-Draw Term Facility with net proceeds received from large dispositions. We paid cash distributions of $13.2 million to our stockholders during the first half of 2020, funded from net cash provided by operating activities. We repurchased $3.1 million of shares of our common stock using cash on-hand and paid $1.5 million in interest expense pursuant to the terms of our interest rate swaps during the six months ended June 30, 2020. Additionally, we paid $1.0 million in deferred financing costs during the first half of 2020, in which $0.9 million was paid in connection with the amendment to our credit agreement in May 2020. We also borrowed $5.0 million under our Multi-Draw Term Facility to fund the additional equity investment in the Triple T Joint Venture.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of June 30, 2020, we had a cash balance of $9.4 million and had access to $150.9 million of additional borrowing capacity under the Amended Credit Agreement.

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

Contractual Obligations and Commitments

As of June 30, 2020, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations (1)	$442,705	$—	$—	$134,086	$308,619
Estimated interest on debt obligations (1) (2)	$86,572	$7,163	$28,651	$28,604	$22,154
Operating lease obligations (3)	$4,958	$611	$1,592	$882	$1,873
Total	$534,235	$7,774	$30,243	$163,572	$332,646
(1)Represents respective obligations under our Amended Credit Agreement as of June 30, 2020, of which $408.6 million was outstanding under the term loans and $34.1 million was outstanding under the Multi-Draw Term Facility.
(2)Amounts are before the consideration of patronage dividends and include the impact of interest rate swaps. See Note 5 — Notes Payable and Lines of Credit and Note 6 — Interest Rate Swaps to our accompanying consolidated financial statements for additional information.
(3)Represents future payments for our office lease and timberland operating lease. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information.

Distributions

Our board of directors has authorized cash distributions quarterly. The amount of future distributions that we may pay will be authorized by our board of directors. During the six months ended June 30, 2020, our board of directors authorized the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 13, 2020	February 28, 2020	March 16, 2020	$0.135
May 4, 2020	May 29, 2020	June 15, 2020	$0.135

For the six months ended June 30, 2020, we paid total distributions of $13.2 million, including $0.1 million paid to the limited partners of CatchMark Timber OP. The distributions were funded from net cash provided by operating activities.

On August 3, 2020, we declared a cash dividend of $0.135 per share for our common stockholders of record on August 31, 2020, payable on September 15, 2020.

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

Timber sales volumes, harvest mix, net timber sales prices, timberland sales, large dispositions, and changes in the levels and composition for the three months and six months ended June 30, 2020 and 2019 are shown in the following tables:

Three Months Ended June 30,		Change
2020	2019	%

Consolidated
Timber sales revenue	$16,173	$16,273	(1)%
Timberland sales revenue	$1,673	$8,224	(80)%
Asset management fees revenue	$2,857	$2,841	1%

Timber sales volume (tons)
Pulpwood	354,290	304,077	17%
Sawtimber (1)	213,618	190,549	12%
	567,908	494,626	15%

U.S. South
Timber sales revenue	$14,565	$15,043	(3)%

Timber sales volume (tons)
Pulpwood	351,605	302,788	16%
Sawtimber (1)	195,043	177,325	10%
	546,648	480,113	14%

Harvest Mix
Pulpwood	64%	63%
Sawtimber (1)	36%	37%
Delivered % as of total volume	61%	74%
Stumpage % as of total volume	39%	26%

Net timber sales price (per ton) (2)
Pulpwood	$12	$14	(12)%
Sawtimber (1)	$23	$24	(8)%

Timberland sales
Gross sales	$1,673	$8,224	(80)%
Acres sold	1,100	4,000	(73)%
% of fee acres	0.3%	0.9%
Price per acre (3)	$1,564	$2,072	(25)%

Large Dispositions (4)
Gross sales	$—	$5,475
Acres sold	—	3,600
Price per acre	$—	$1,500

Pacific Northwest
Timber sales revenue	$1,608	$1,230	31%

Timber sales volume (tons)
Pulpwood	2,685	1,289	108%
Sawtimber	18,575	13,224	40%
	21,260	14,513	46%

Harvest Mix
Pulpwood	13%	9%
Sawtimber	87%	91%
Delivered % as of total volume	100%	87%
Stumpage % as of total volume	—%	13%

Delivered timber sales price (per ton) (2)
Pulpwood	$29	$37	(22)%
Sawtimber	$84	$94	(11)%

(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar and shown on a delivered basis which includes contract logging and hauling costs.
(3)Excludes value of timber reservations, which retained 25,000 tons and 6,000 tons of merchantable inventory, respectively, with a sawtimber mix of 62% and 6%, respectively, for the three months ended June 30, 2020 and 2019.
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

	Six Months Ended June 30,		Change
	2020	2019	%
Consolidated
Timber sales revenue	$34,339	$32,824	5%
Timberland sales revenue	$6,452	$10,314	(37)%
Asset management fees revenue	$5,832	$5,683	3%

Timber sales volume (tons)
Pulpwood	678,670	598,824	13%
Sawtimber (1)	484,133	382,694	27%
	1,162,803	981,518	18%

U.S. South
Timber sales revenue	$30,837	$31,122	(1)%

Timber sales volume (tons)
Pulpwood	671,574	597,313	12%
Sawtimber (1)	445,015	364,858	22%
	1,116,589	962,171	16%

Harvest Mix
Pulpwood	60%	62%
Sawtimber (1)	40%	38%
Delivered % as of total volume	62%	77%
Stumpage % as of total volume	38%	23%

Net timber sales price (per ton) (2)

Pulpwood	$13	$14	(12)%
Sawtimber (1)	$23	$24	(7)%

Timberland sales
Gross sales	$6,452	$10,314	(37)%
Acres sold	4,100	4,900	(16)%
% of fee acres	1.0%	1.1%
Price per acre (3)	$1,611	$2,103	(23)%

Large Dispositions (4)
Gross sales	21,250	$5,475
Acres sold	14,400	3,600
Price per acre	1,474	$1,500

Pacific Northwest
Timber sales revenue	$3,502	$1,702	106%

Timber sales volume (tons)
Pulpwood	7,096	1,511	370%
Sawtimber	39,118	17,836	119%
	46,214	19,347	139%

Harvest Mix
Pulpwood	15%	8%
Sawtimber	85%	92%
Delivered % as of total volume	91%	90%
Stumpage % as of total volume	9%	10%

Delivered timber sales price (per ton) (2)
Pulpwood	$30	$38	(19)%
Sawtimber	$87	$96	(9)%

(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar and shown on a delivered basis which includes contract logging and hauling costs.
(3)Excludes value of timber reservations, which retained 115,000 tons and 6,000 tons of merchantable inventory, respectively, with a sawtimber mix of 52% and 6%, respectively, for the six months ended June 30, 2020 and 2019.
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

We generated $16.2 million of gross timber sales revenue in the second quarter, comparable to the second quarter in 2019 despite the ongoing economic impacts of the COVID-19 pandemic. Harvest volume was 15% higher than the prior year quarter while prices were lower, which was mainly a reflection of price declines seen throughout the U.S. South and Pacific Northwest markets. In the U.S. South, our current quarter harvest mix consisted of a lower percentage from the Coastal Georgia and the Carolinas markets, which are among the top pulpwood markets in the U.S. South.

In the U.S. South, our harvest volume was 14% higher than the prior year quarter, primarily due to consistent mill uptime bolstered by strong demand for home remodeling and improvement products during the COVID-19 pandemic. Our delivered wood crews were well positioned to respond to increasing mill needs that lined up well with our thinning and harvesting plans. In addition, we were able to capitalize on stumpage sale opportunities in a very tight inventory environment due to our presence in strong mill markets, including sales to key customers outside of existing supply agreements. As a result, our stumpage sales volume increased 69% as compared to the same period last year.

Our realized stumpage prices for pulpwood and sawtimber were 12% and 8% lower, respectively, compared to the prior year quarter, trending with 12% and 13% decreases in South-wide average prices as tracked by TimberMart-South from the prior year quarter. However, our realized stumpage prices continue to hold a significant premium over South-wide averages as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio.

Comparison of the three months ended June 30, 2020 versus the three months ended June 30, 2019

Revenues. Revenues for the three months ended June 30, 2020 were $21.8 million, $6.9 million lower than the three months ended June 30, 2019 as a result of a $6.6 million decrease in timberland sales revenue and a $0.3 million decrease in other revenues. Timberland sales revenue decreased by $6.6 million due to selling fewer acres in the current quarter and lower per-acre sales price as a result of selling timberlands with lower percentage of pine plantation and higher timber reservations. Other revenues were higher in 2019 due to a $0.3 million gain from an early lease termination.

Timber sales revenue by product for the three months ended June 30, 2020 and 2019 is shown in the following table:

	Three Months Ended June 30, 2019	Changes attributable to:		Three Months Ended June 30, 2020
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$8,239	$(579)	$381	$8,041
Sawtimber (2)	8,034	(630)	728	8,132
	$16,273	$(1,209)	$1,109	$16,173
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $7.0 million for the three months ended June 30, 2020, $0.2 million lower than prior year quarter due to a $0.6 million decrease in the U.S. South, offset by an increase in the Pacific Northwest. U.S. South delivered volume was 6% lower than prior year quarter and our blended logging rate decreased 4%.

Depletion expense increased 11% to $6.7 million for the three months ended June 30, 2020 from $6.0 million for the three months ended June 30, 2019 due to higher harvest volumes offset by lower blended depletion rates in both U.S. South and in the Pacific Northwest. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect the depletion rates of our current portfolio to decrease over time.

Cost of timberland sales decreased to $1.5 million for the three months ended June 30, 2020 from $6.9 million for the three months ended June 30, 2019 as we sold fewer acres in 2020 and our per-acre cost basis was lower than 2019.

General and administrative expenses were $3.0 million for the three months ended June 30, 2020, $0.2 million lower than 2019 primarily due to a decrease in non-recurring legal fees from the prior year quarter.

Interest expense. Interest expense decreased $0.6 million, or 14%, to $4.1 million for the three months ended June 30, 2020 primarily due to a $1.4 million decrease in interest paid, offset by a $0.4 million write-off of deferred financing costs as a result of entering into the Amended Credit Agreement, and $0.4 million of amortization of the off-market swap value at hedge inception in the current year quarter. We paid less interest as a result of an 8% decrease in average outstanding debt balance and a lower weighted-average interest rate compared to the prior year quarter.

Gain on large dispositions. During the three months ended June 30, 2020, we did not complete any large dispositions. During the same period in 2019, we recognized a gain of $0.8 million on the disposition of 3,600 acres of our wholly-owned timberlands.

Loss from unconsolidated joint ventures. During the quarter, we made an additional equity investment of $5.0 million in the Triple T Joint Venture and recognized a $2.3 million loss from the unconsolidated joint venture under the HLBV method of accounting. We had previously recognized cumulative HLBV losses of $200.0 million as of December 31, 2019, reducing the carrying value of our investment to zero and ceasing the recognition of additional losses from the Triple T Joint Venture under equity method accounting. For the three months ended June 30, 2019, we recognized a $28.6 million loss from the Triple T Joint Venture.

Net loss. Our net loss decreased by $24.4 million to $6.2 million for the three months ended June 30, 2020 from $30.6 million for the three months ended June 30, 2019 primarily due to a $26.3 million decrease in losses allocated from the Triple T Joint Venture, offset by a $1.1 million decrease in net timberland sales. Our net loss per share for the three months ended June 30, 2020 and 2019 was $0.13 and $0.62, respectively.

Comparison of the six months ended June 30, 2020 versus the six months ended June 30, 2019

Revenues. Revenues for the six months ended June 30, 2020 were $48.7 million, $2.5 million lower than the six months ended June 30, 2019 as a result of a $3.9 million decrease in timberland sales revenue, offset by a $1.5 million increase in timber sales revenue and a $0.3 million decrease in other revenues. Timberland sales revenue decreased by $3.9 million due to selling fewer acres in the first half of 2020, with a lower per-acre sales price as a result of a lower average merchantable inventory stocking level and higher timber reservations. Gross timber sales revenue increased by $1.5 million, or 5%, primarily as a result of a $1.8 million increase in timber sales revenue from the Pacific Northwest driven by volume increases. Other revenues were higher in 2019 due to a $0.3 million gain from an early lease termination.

Timber sales revenue by product for the six months ended June 30, 2020 and 2019 is shown in the following table:

	Six Months Ended June 30, 2019	Changes attributable to:		Six Months Ended June 30, 2020
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$16,972	$(1,147)	$29	$15,854
Sawtimber (2)	15,852	(955)	3,588	18,485
	$32,824	$(2,102)	$3,617	$34,339
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $14.3 million for the six months ended June 30, 2020, $0.3 million lower than the prior year as a result of a $1.5 million decrease in the U.S. South, offset by a $1.2 million increase in the Pacific Northwest. U.S. South delivered volume was 7% lower and our blended logging rate decreased 4%.

Depletion expense increased 21% to $13.6 million for the six months ended June 30, 2020 from $11.3 million for the six months ended June 30, 2019 due to a $1.0 million increase in the U.S. South and a $1.3 million increase in the Pacific Northwest. The increase in the U.S. South was driven by a 16% increase in total harvest volume. The increase in the Pacific Northwest was a result of growing harvest volume from 19,300 tons in the first half of 2019 to 46,200 tons in the first half of 2020. Depletion rates in both regions decreased from the prior year period.

Cost of timberland sales decreased to $4.9 million for six months ended June 30, 2020 from $8.5 million for the six months ended June 30, 2019 as we sold fewer acres in 2020 and the per-acre cost basis was lower than in 2019.

Forestry management expenses increased 5% to $3.5 million for the six months ended June 30, 2020 from $3.3 million for the six months ended June 30, 2019 primarily as a result of a $0.2 million increase in allocated personnel costs.

General and administrative expenses were $10.3 million for the six months ended June 30, 2020, $3.7 million higher than the prior year primarily as a result of recognizing non-recurring post-employment benefits of $3.5 million related to the retirement of our former CEO in January 2020, of which $1.2 million represents the incremental non-cash stock-based compensation expense related to the accelerated vesting of his outstanding equity awards. See further detail in Note 8 - Stock-based Compensation to our accompanying consolidated financial statements for additional information.

Interest expense. Interest expense decreased $1.3 million to $8.0 million for the six months ended June 30, 2020 primarily due to a $2.5 million net decrease in interest on our outstanding debt as a result of a lower average outstanding debt balance and lower weighted-average interest rates, offset by a $0.9 million increase in non-cash interest expense related to the amortization of the off-market swap value at hedge inception in the current period, and a $0.4 million write-off of deferred financing costs as a result of entering into the Amended Credit Agreement. See Note 5 — Notes Payable and Lines of Credit to our accompanying consolidated financial statements.

Gain on large dispositions. During the six months ended June 30, 2020, we recognized a gain of $1.3 million on the disposition of 14,400 acres of our wholly-owned timberlands.

Loss from unconsolidated joint ventures. During the period, we made an additional equity investment of $5.0 million in the Triple T Joint Venture and recognized a $2.3 million loss from the unconsolidated joint venture under the HLBV method of accounting. We had previously recognized cumulative HLBV losses of $200.0 million as of December 31, 2019, reducing the carrying value of our investment to zero and ceasing the recognition of additional losses from the Triple T Joint Venture under equity method accounting. For the six months ended June 30, 2019, we recognized a $56.1 million loss from the Triple T Joint Venture.

Net loss. Our net loss decreased by $50.5 million to $10.4 million for the six months ended June 30, 2020 from $61.0 million for the six months ended June 30, 2019 primarily due to a $53.8 million decrease in losses allocated from the Triple T Joint Venture offset by a $3.7 million increase in general and administrative expenses. Our net loss per share for the six months ended June 30, 2020 and 2019 was $0.21 and $1.24, respectively.

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

For the three months ended June 30, 2020, Adjusted EBITDA was $9.4 million, a $5.7 million decrease from the three months ended June 30, 2019, primarily due to a $6.3 million decrease in net timberland sales, offset by a $0.4 million decrease in general and administrative expense.

For the six months ended June 30, 2020, Adjusted EBITDA was $22.3 million, a $2.9 million decrease from the six months ended June 30, 2019, primarily due to a $3.7 million decrease in net timberland sales, a $0.6 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, and a $0.3 million decrease in other revenues, offset by a $1.8 million increase in net timber sales.

Our reconciliation of net loss to Adjusted EBITDA for the three months and six months ended June 30, 2020 and 2019 follows:

`	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(6,183)	$(30,565)	$(10,432)	$(60,960)
Add:
Depletion	6,707	6,030	13,648	11,298
Interest expense (1)	3,006	4,395	6,256	8,767
Amortization (1)	1,116	229	1,874	687
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (2)	—	—	—	395
Basis of timberland sold, lease terminations and other (3)	1,721	6,668	4,997	8,475
Stock-based compensation expense	705	490	2,577	1,149
(Gain) loss on large dispositions (4)	5	(764)	(1,274)	(764)
HLBV loss from unconsolidated joint venture (5)	2,311	28,600	2,311	56,088
Post-employment benefits (6)	11	—	2,297	—
Other (7)	36	4	70	114
Adjusted EBITDA	$9,435	$15,087	$22,324	$25,249
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

As of June 30, 2020, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)
Credit Facility	Maturity Date	Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 1.90%	34,086
Total Principal Balance			$442,705

As of June 30, 2020, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
Total					$275,000

As of June 30, 2020, after consideration of the interest rate swaps, $167.7 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million was subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of June 30, 2020, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$66,786	$100,919	$167,705
Effectively fixed-rate debt	$—	$—	$—	$—	$67,300	$207,700	$275,000
Average interest rate: (1)
Variable-rate debt	—%	—%	—%	—%	2.00%	2.01%	2.01%
Effectively fixed-rate debt	—%	—%	—%	—%	3.98%	3.98%	3.98%
(1)Inclusive of applicable spread but before considering patronage dividends.

As of June 30, 2020, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.23%, before considering patronage dividends. A 1.0% change in interest rates would result in a change in interest expense of $1.7 million per year. The amount of effectively variable-rate debt outstanding in the future will largely be dependent upon the level of cash flow from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our teams have been working remotely since the middle of March. We took precautionary measures to ensure our internal control over financial reporting addressed the risks of working in a remote environment. We are continually monitoring and assessing the potential effects of the COVID-19 pandemic on the design and operating effectiveness of our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	8,648	$7.76	8,648	$7.76	$13.7	million
May 1 - May 31	—	$—	—	$—	$13.7	million
June 1 - June 30	4,027	$8.52	—	$—	$13.7	million
Total	12,675		8,648
(1)See Item 2— Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for details of our SRP.
(2)Represents shares purchased for tax withholding purpose or shares purchased as part of our SRP.

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

3.3	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013)

3.7	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2020)

10.1*	CatchMark Timber Trust, Inc. Amended and Restated Independent Director Compensation Plan (effective as of April 28, 2020), a sub-plan of the CatchMark Timber Trust, Inc. 2017 Incentive Plan

10.2*	Fourth Agreement Regarding Amendments dated as of May 1, 2020, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein

10.3**
Amended and Restated Limited Partnership Agreement of TexMark Timber Treasury, L.P., dated as of June 24, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2020)

10.4**
Amended and Restated Asset Management Agreement, dated as of June 24, 2020, between Creek Pine REIT, LLC, Crown Pine Realty 1, Inc. and CatchMark TRS Creek Management, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 24, 2020)

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
* Filed herewith.
** Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	August 3, 2020	By:	/s/ Ursula Godoy-Arbelaez
Ursula Godoy-Arbelaez Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer and Principal Accounting Officer)