Form 10-Q
period 2020-09-30
CatchMark Timber Trust, Inc.
filed 2020-10-29
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to
Commission File Number 001-36239
CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock, as of October 28, 2020: 48,765,497 shares

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

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements in this report, include, but are not limited to, that we manage our operations to generate highly-predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees that comfortably cover our dividend throughout the business cycle; that we are bolstered by our delivered wood model and fiber supply agreements, which provide a steady source of demand from reliable counterparties; that our investment management business provides access to long-term institutional capital to acquire, own and manage timberland properties to provide sustainable growth for stockholders; that our active debt and interest rate management strategy provides us attractive borrowing costs; that we have no plans to reduce spending on capital investment projects; the anticipated impact of the novel coronavirus (COVID-19) on our business and the businesses of our unconsolidated joint ventures; that we believe we will meet our 2020 harvest plan; property performance and anticipated growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture (as defined herein), including the expected benefits of the amended wood supply agreement between the Triple T Joint Venture and GP, including market-based pricing on timber sales, increased reimbursement for extended haul distances, the ability for the Triple T Joint Venture to sell timber to other third parties, the increased ability to sell large timberland parcels to third-party buyers, and an extended term with optimized harvest volume obligations to enhance and preserve long-term asset value.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for per-share amounts)

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$8,034	$11,487
Accounts receivable	8,090	7,998
Prepaid expenses and other assets	6,435	5,459
Operating lease right-of-use asset (Note 7)	2,903	3,120
Deferred financing costs	189	246
Timber assets (Note 3):
Timber and timberlands, net	590,297	633,581
Intangible lease assets	6	9
Investments in unconsolidated joint ventures (Note 4)	1,838	1,965
Total assets	$617,792	$663,865

Liabilities:
Accounts payable and accrued expenses	$5,923	$3,580
Operating lease liability (Note 7)	3,054	3,242
Other liabilities	36,086	10,853
Notes payable and lines of credit, net of deferred financing costs (Note 5)	437,236	452,987
Total liabilities	482,299	470,662

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 48,765 and 49,008 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	488	490
Additional paid-in capital	727,767	729,274
Accumulated deficit and distributions	(563,041)	(528,847)
Accumulated other comprehensive loss	(31,204)	(8,276)
Total stockholders’ equity	134,010	192,641
Noncontrolling Interests	1,483	562
Total equity	135,493	193,203
Total liabilities and equity	$617,792	$663,865
See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Timber sales	$18,060	$19,706	$52,399	$52,530
Timberland sales	2,430	2,264	8,882	12,578
Asset management fees	3,118	3,436	8,950	9,119
Other revenues	1,005	974	3,111	3,386
	24,613	26,380	73,342	77,613
Expenses:
Contract logging and hauling costs	7,688	8,269	21,943	22,778
Depletion	7,286	8,235	20,934	19,533
Cost of timberland sales	1,926	2,081	6,811	10,562
Forestry management expenses	1,666	1,656	5,171	4,982
General and administrative expenses	2,768	2,984	13,059	9,550
Land rent expense	114	125	334	400
Other operating expenses	1,458	1,341	4,679	4,614
	22,906	24,691	72,931	72,419

Other income (expense):
Interest income	1	80	51	142
Interest expense	(3,563)	(4,472)	(11,590)	(13,803)
Gain on large dispositions	—	7,197	1,274	7,961
	(3,562)	2,805	(10,265)	(5,700)

Income (loss) before unconsolidated joint ventures	(1,855)	4,494	(9,854)	(506)
Loss from unconsolidated joint ventures (Note 4)	(2,294)	(25,051)	(4,727)	(81,011)
Net loss	$(4,149)	$(20,557)	$(14,581)	$(81,517)

Weighted-average common shares outstanding - basic and diluted	48,766	49,008	48,833	49,049

Net loss per share - basic and diluted	$(0.09)	$(0.42)	$(0.30)	$(1.66)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,149)	$(20,557)	$(14,581)	$(81,517)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	3,799	(3,104)	(22,928)	(14,025)
Comprehensive loss	$(350)	$(23,661)	$(37,509)	$(95,542)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2019	49,008	$490	$729,274	$(528,847)	$(8,276)	$192,641	$562	$193,203
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	91	1	215	—	—	216	691	907
Dividends/distributions ($0.135 per share/unit)	—	—	—	(6,564)	—	(6,564)	(84)	(6,648)
Repurchase of common stock	(352)	(4)	(2,550)			(2,554)	—	(2,554)
Net loss	—	—	—	(4,249)	—	(4,249)	—	(4,249)
Other comprehensive loss	—	—	—	—	(24,478)	(24,478)	—	(24,478)
Balance, March 31, 2020	48,747	$487	$726,939	$(539,660)	$(32,754)	$155,012	$1,169	$156,181
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	33	1	537	—	—	538	125	663
Dividends/distributions ($0.135 per share/unit)	—	—	—	(6,524)	—	(6,524)	(17)	(6,541)
Repurchase of common stock	(9)	—	(67)	—	—	(67)	—	(67)
Net loss	—	—	—	(6,183)		(6,183)	—	(6,183)
Other comprehensive loss	—	—	—	—	(2,249)	(2,249)	—	(2,249)
Balance, June 30, 2020	48,771	$488	$727,409	$(552,367)	$(35,003)	$140,527	$1,277	$141,804
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	(6)	—	358	—	—	358	218	576
Dividends/distributions ($0.135 per share/unit)	—	—	—	(6,525)	—	(6,525)	(12)	(6,537)
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	(4,149)	—	(4,149)	—	(4,149)
Other comprehensive income	—	—	—	—	3,799	3,799	—	3,799
Balance, September 30, 2020	48,765	$488	$727,767	$(563,041)	$(31,204)	$134,010	$1,483	$135,493

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (CONTINUED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656	$—	$321,656
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	92	1	292	—	—	293	—	293
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,578)	—	(6,578)	—	(6,578)
Repurchase of common stock	(136)	(1)	(1,003)			(1,004)	—	(1,004)
Net loss	—	—	—	(30,395)	—	(30,395)	—	(30,395)
Other comprehensive loss	—	—	—	—	(3,941)	(3,941)	—	(3,941)
Balance, March 31, 2019	49,083	$492	$729,705	$(446,233)	$(3,933)	$280,031	$—	$280,031
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	17	—	490	—	—	490	—	490
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,578)	—	(6,578)	—	(6,578)
Repurchase of common stock	(135)	(2)	(1,403)	—	—	(1,405)	—	(1,405)
Net loss	—	—	—	(30,565)	—	(30,565)	—	(30,565)
Other comprehensive loss	—	—	—	—	(6,980)	(6,980)	—	(6,980)
Balance, June 30, 2019	48,965	$490	$728,792	$(483,376)	$(10,913)	$234,993	$—	$234,993
Common stock issued pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	100	1	802	—	—	803	—	803
Dividends to common stockholders ($0.135 per share)	—	—	—	(6,555)	—	(6,555)	—	(6,555)
Repurchase of common stock	(58)	(1)	(594)	—	—	(595)	—	(595)
Net loss	—	—	—	(20,557)	—	(20,557)	—	(20,557)
Other comprehensive loss	—	—	—	—	(3,104)	(3,104)	—	(3,104)
Balance, September 30, 2019	49,007	$490	$729,000	$(510,488)	$(14,017)	$204,985	$—	$204,985

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(14,581)	$(81,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	20,934	19,533
Basis of timberland sold, lease terminations and other	6,988	10,329
Stock-based compensation expense	3,207	1,952
Noncash interest expense	2,469	816
Other amortization	152	170
Gain on large dispositions	(1,274)	(7,961)
Loss from unconsolidated joint ventures	4,727	81,011
Operating distributions from unconsolidated joint ventures	273	789
Interest paid under swaps with other-than-insignificant financing element	2,904	—
Changes in assets and liabilities:
Accounts receivable	(1,092)	2,007
Prepaid expenses and other assets	(5)	221
Accounts payable and accrued expenses	1,959	138
Other liabilities	986	1,025
Net cash provided by operating activities	27,647	28,513

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(4,332)	(3,031)
Investment in unconsolidated joint ventures	(5,000)	—
Distributions from unconsolidated joint ventures	127	4,019
Net proceeds from large dispositions	20,863	25,151
Net cash provided by investing activities	11,658	26,139

Cash Flows from Financing Activities:
Repayment of notes payable	(20,850)	(20,064)
Proceeds from notes payable	5,000	—
Financing costs paid	(1,019)	(48)
Interest paid under swaps with other-than-insignificant financing element	(2,904)	—
Dividends/distributions paid	(19,726)	(19,711)
Repurchase of common shares	(2,207)	(3,004)
Repurchase of common shares for minimum tax withholding	(1,052)	(365)
Net cash used in financing activities	(42,758)	(43,192)
Net change in cash and cash equivalents	(3,453)	11,460
Cash and cash equivalents, beginning of period	11,487	5,614
Cash and cash equivalents, end of period	$8,034	$17,074

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020 (UNAUDITED)

1.    Organization

CatchMark Timber Trust Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.82% of its common partnership units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is a limited partner of CatchMark Timber OP and owns 0.01% of its common partnership units. The remaining 0.17% of CatchMark Timber OP’s common partnership units are owned by current and former officers and directors of CatchMark Timber Trust. In addition, CatchMark Timber Trust conducts certain of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

Risks and Uncertainties

CatchMark is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on CatchMark’s business and that of its customers and contractors is uncertain and difficult to predict. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies and capital markets, and the impact is expected to continue to be significant during the remainder of 2020 and into 2021. Such economic disruption could have a material adverse effect on CatchMark’s business due to declines in sawtimber harvest volumes resulting from a deterioration in the housing market; a decline in production level at CatchMark’s customers' mills due to instances of COVID-19 among their employees or decreased demand for their products; the inability to complete timberland sales due to the inability of potential buyers to complete title searches and other customary due diligence, including as a result of state and local government office closures; effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating CatchMark’s financial reporting and internal controls; and market volatility and market downturns negatively impacting the trading of CatchMark’s common stock.

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

Impairment Testing

ASC 360-10 requires impairment testing to be completed whenever events or changes in circumstances indicate the asset's carrying value may not be recoverable. Examples of such circumstances for CatchMark include, but are not limited to, a significant decrease in market price of the timber assets, a significant adverse change in the extent or manner in which timber assets are being used, or a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets. CatchMark monitors such events and changes in circumstances, and when indicators of potential impairment are present, evaluates if the carrying amounts of its timber assets exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of its timber assets (the "Recoverable Amount") and if the carrying amount exceeds the timber assets' fair value. The

Recoverable Amount and fair value are estimated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable assets, or (iii) the present value of undiscounted cash flows, including estimated salvage value, using data from one harvest cycle. CatchMark has determined that there has been no impairment to its timber assets as of September 30, 2020.

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

3.     Timber Assets

As of September 30, 2020 and December 31, 2019, timber and timberlands consisted of the following, respectively:

	As of September 30, 2020
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$280,284	$20,934	$259,350
Timberlands	330,605	—	330,605
Mainline roads	1,153	811	342
Timber and timberlands	$612,042	$21,745	$590,297

	As of December 31, 2019
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$312,452	$28,064	$284,388
Timberlands	348,825	—	348,825
Mainline roads	1,106	738	368
Timber and timberlands	$662,383	$28,802	$633,581

Timberland Sales

During the three months ended September 30, 2020 and 2019, CatchMark sold 1,200 and 1,100 acres of timberland for $2.4 million and $2.3 million, respectively. CatchMark's cost basis in the timberland sold was $1.8 million and $1.8 million, respectively.

During the nine months ended September 30, 2020 and 2019, CatchMark sold 5,200 and 6,000 acres of timberland for $8.9 million and $12.6 million, respectively. CatchMark's cost basis in the timberland sold was $6.3 million and $9.8 million, respectively.

Large Dispositions

CatchMark did not close any large dispositions in the current quarter. During the nine months ended September 30, 2020, CatchMark completed the sale of 14,400 acres of its wholly-owned timberlands for $21.3 million. CatchMark's cost basis was $19.6 million. Of the total net proceeds, $20.9 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility.

During the three months ended September 30, 2019, CatchMark completed the sale of 10,800 acres of its wholly-owned timberlands for $19.9 million. CatchMark's total cost basis was $12.6 million. During the nine months ended September 30, 2019, CatchMark completed the sale of 14,400 acres of its wholly-owned timberlands for $25.4 million in two transactions. CatchMark's total cost basis was $17.2 million. Of the total net proceeds, $20.1 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility.

Timberland sales and large dispositions acreage by state is listed below:

	Nine Months Ended September 30,
Acres Sold In	2020	2019
South
Timberland Sales
Alabama	2,200	700
Georgia	1,500	1,100
North Carolina	—	500
South Carolina	1,200	3,700
Tennessee	300	—
	5,200	6,000
Large Dispositions
Alabama	—	2,200
Georgia	14,400	12,200
	14,400	14,400

Total	19,600	20,400

Current Timberland Portfolio

As of September 30, 2020, CatchMark directly owned interests in 412,500 acres of timberlands in the U.S. South and Pacific Northwest, 390,500 acres of which were fee-simple interests and 22,000 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of September 30, 2020 (1)	Fee	Lease	Total
South
Alabama	67,800	1,800	69,600
Florida	2,000	—	2,000
Georgia	232,100	20,200	252,300
North Carolina	100	—	100
South Carolina	70,400	—	70,400
	372,400	22,000	394,400
Pacific Northwest
Oregon	18,100	—	18,100
Total	390,500	22,000	412,500
(1)Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4.    Unconsolidated Joint Ventures

As of September 30, 2020, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of September 30, 2020
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	1,085,000
Merchantable timber inventory (million tons)	—	41.1	(2)
Location	Georgia	Texas
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

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Triple T Joint Venture
Total assets	$1,567,084	$1,573,172
Total liabilities	$773,660	$751,655
Total equity	$793,424	$821,517
CatchMark
Carrying value of investment	$—	$—

Condensed income statement information for the Triple T Joint Venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Triple T Joint Venture
Total revenues	$44,222	$41,509	$114,091	$121,450
Net loss	$(9,973)	$(4,613)	$(25,636)	$(10,480)
CatchMark
Equity share of net loss	$(2,689)	$(25,712)	$(5,000)	$(81,800)

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Triple T Joint Venture
Net cash provided by operating activities	$2,305	$9,040
Net cash used in investing activities	$(151,473)	$(3,263)
Net cash provided by financing activities	$154,111	$87
Net change in cash and cash equivalents	$4,943	$5,864
Cash and cash equivalents, beginning of period	$39,614	$39,300
Cash and cash equivalents, end of period	$44,557	$45,164

As of September 30 2020, CatchMark had recognized cumulative HLBV losses of $205.0 million, reducing the carrying value of its investment to zero. CatchMark does not expect to recognize any additional losses from the Triple T Joint Venture as CatchMark has not guaranteed obligations of the venture and is not otherwise committed to provide it additional financial support.

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

As of September 30, 2020, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.3 million remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Dawsonville Bluffs Joint Venture
Total assets	$3,707	$4,041
Total liabilities	$31	$111
Total equity	$3,676	$3,930
CatchMark
Carrying value of investment	$1,838	$1,965

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Dawsonville Bluffs Joint Venture
Total revenues	$1,246	$8,648	$1,246	$10,068
Net income	$790	$1,323	$546	$1,578
CatchMark
Equity share of net income	$395	$661	$273	$789

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Dawsonville Joint Venture
Net cash provided by operating activities	$633	$8,873
Net cash used in financing activities	$(800)	$(9,616)
Net change in cash and cash equivalents	$(167)	$(743)
Cash and cash equivalents, beginning of period	$1,441	$1,731
Cash and cash equivalents, end of period	$1,274	$988

For the nine months ended September 30, 2020 and 2019, CatchMark received cash distributions of $0.4 million and $4.8 million, respectively, from the Dawsonville Bluffs Joint Venture.

Risks and Uncertainties Related to Unconsolidated Joint Ventures

CatchMark’s unconsolidated joint ventures, most notably the Triple T Joint Venture, are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Triple T Joint Venture’s business and that of its customers and contractors is uncertain and difficult to predict. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies and capital markets, and the impact is expected to continue to be significant during the remainder of 2020 and into 2021. Such economic disruption could have a material adverse effect on the Triple T Joint Venture’s business due to the same reasons discussed in Note 1 — Organization with respect to CatchMark. The severity of the impact of the COVID-19 pandemic on the Triple T Joint Venture’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Triple T Joint Venture’s customers, all of which are uncertain and cannot be predicted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the financial condition, liquidity, or results of operations of CatchMark’s unconsolidated joint ventures is uncertain.

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

During the three months and nine months ended September 30, 2020 and 2019, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Triple T Joint Venture (1)	$3,112	$2,821	$8,789	$8,464
Dawsonville Bluffs Joint Venture (2)	6	615	161	655
	$3,118	$3,436	$8,950	$9,119
(1)Includes $0.1 million of reimbursements of compensation costs for the three months ended September 30, 2020 and 2019. Includes $0.4 million of reimbursements of compensation costs for the nine months ended September 30, 2020 and 2019.

(2)Includes $0.1 million and $0.6 million of incentive-based promote earned for exceeding investment hurdle in the first quarter of 2020 and in the third quarter of 2019, respectively.

5.    Notes Payable and Lines of Credit

Amended Credit Agreement

As of September 30, 2020, CatchMark was party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, and May 1, 2020 (the "Amended Credit Agreement"), with a syndicate of lenders, including CoBank, which serves as the administrative agent. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

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

The amendment dated May 1, 2020 provided for, among other things: (1) the removal of the LTV ratio covenant reduction, from 50% to 45%, which would have otherwise been effective on December 31, 2021; (2) the removal of the minimum liquidity balance of $25.0 million, which enables CatchMark to draw down more proceeds for working capital or other purposes if needed under its Revolving Credit Facility; (3) a reduction in the Multi-Draw Term Facility commitment from $200 million to $150 million, which provides CatchMark ample capacity for future acquisitions while lowering its unused commitment fees; and (4) the ability to make additional investments in joint ventures during 2020 if CatchMark meets certain LTV ratio requirements.

During the nine months ended September 30, 2020, CatchMark borrowed $5.0 million under its Multi-Draw Term Facility to fund its additional equity investment in the Triple T Joint Venture (see Note 4 — Unconsolidated Joint Ventures). CatchMark paid down $20.9 million of its outstanding balance on the Multi-Draw Term Facility with proceeds from a large disposition during the first quarter of 2020. As of September 30, 2020 and December 31, 2019, CatchMark had the following debt balances outstanding:

(dollar amounts in thousands)			Current Interest Rate (1)	Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate		September 30, 2020	December 31, 2019
Term Loan A-1	12/23/2024	LIBOR + 1.75%	1.90%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	2.05%	100,000	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	2.15%	68,619	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	1.85%	140,000	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 1.90%	2.05%	34,086	49,936
Total principal balance				$442,705	$458,555
Less: net unamortized deferred financing costs				(5,469)	(5,568)
Total				$437,236	$452,987
(1)For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of September 30, 2020. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As of September 30, 2020, CatchMark had $150.9 million of borrowing capacity remaining under its credit facilities, consisting of $115.9 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

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

CatchMark pays the lenders an unused commitment fee on the unused portions of the Revolving Credit Facility and the Multi-Draw Term Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV Ratio. For the three months ended September 30, 2020 and 2019, CatchMark recognized $0.1 million and $0.2 million of unused commitment fees as interest expense on its consolidated statements of operations. For the nine month ended September 30, 2020 and 2019, CatchMark recognized $0.4 million and $0.5 million of unused commitment fees as interest expense on its consolidated statements of operations.

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

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. The eligibility remains the same under the Amended Credit Agreement. Therefore, CatchMark accrues patronage dividends it expects to receive based on actual patronage dividends received as a percentage of its weighted-average eligible debt balance. For each of the three months ended September 30, 2020 and 2019, CatchMark accrued $0.9 million as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, CatchMark accrued $2.7 million and $2.9 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2020 and 2019, CatchMark received patronage dividends of $4.1 million and $3.3 million, respectively, on its patronage eligible borrowings. Of the total patronage dividends received in March 2020, $3.1 million was received in cash, including a $0.1 million special cash distribution, and $1.0 million was received in equity of the Patronage Banks.

As of September 30, 2020 and December 31, 2019, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage dividends classified as:	September 30, 2020	December 31, 2019
Accounts receivable	$2,691	$3,810
Prepaid expenses and other assets (1)	3,335	2,329
Total	$6,026	$6,139
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

CatchMark was in compliance with the financial covenants of its credit agreement as of September 30, 2020. See Note 1 — Organization for discussion of uncertainties and risks to CatchMark’s financial position, liquidity and results of operations, including impacts of the global COVID-19 pandemic.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended September 30, 2020 and 2019, CatchMark made interest payments of $2.2 million and $5.0 million, respectively, on its borrowings. No unused commitment fee was paid during the three months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020 and 2019, CatchMark made interest payments of $9.2 million and $15.6 million, respectively, on its borrowings. Included in the interest payments for the nine months ended September 30, 2020 and 2019 were unused commitment fees of $0.3 million and $0.1 million, respectively.

As of September 30, 2020 and December 31, 2019, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.22% and 3.87%, respectively. After further consideration of expected patronage dividends, CatchMark's weighted-average interest rate as of September 30, 2020 and December 31, 2019 was 2.42% and 3.07%, respectively.

6.     Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of September 30, 2020, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)					Notional Amount
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	$75,000
					$275,000

As of September 30, 2020, CatchMark’s interest rate swaps effectively fixed the interest rate on $275.0 million of its $442.7 million variable-rate debt at 3.98%, inclusive of the applicable spread and before consideration of expected patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statements of cash flows.

During the nine months ended September 30, 2019, CatchMark had ten interest rate swaps that effectively fixed the interest rates on $350.0 million of CatchMark's variable-rate debt at 4.26%, inclusive of the applicable spread but before considering patronage dividends.

All of CatchMark's outstanding interest rate swaps during the nine months ended September 30, 2020 and 2019 qualified for hedge accounting treatment.
Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of September 30, 2020 and December 31, 2019:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(33,015)	$(8,769)

During the three months ended September 30, 2020 and 2019, CatchMark recognized a change in fair value of its interest rate swaps of $3.4 million and $3.1 million, as other comprehensive gain and other comprehensive loss, respectively. During the three months ended September 30, 2020, CatchMark reclassified $0.4 million from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception.

During the nine months ended September 30, 2020 and 2019, CatchMark recognized a change in fair value of its interest rate swaps of $24.2 million and $14.0 million, respectively, as other comprehensive loss. During the nine months ended September 30, 2020, CatchMark reclassified $1.3 million from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception.

Pursuant to the terms of its interest rate swaps, CatchMark paid $1.4 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, CatchMark paid $2.9 million and $0.1 million, respectively. All amounts were included in interest expense in the consolidated statements of operations.

As of September 30, 2020, CatchMark estimated that approximately $6.7 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

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

For the nine months ended September 30, 2020, WestRock purchased 308,900 tons under the Mahrt Timber Agreements, which represented 12% of CatchMark's net timber sales revenue.

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

Pursuant to the terms of the timberland operating agreement between CatchMark and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark pays AFM (i) a management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations, which is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2021 for the U.S. South region and December 31, 2021 for the Pacific Northwest region, and is automatically extended for one-year periods unless written notice is provided by CatchMark or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease right-of-use (“ROU”) asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU asset and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $108,400 of operating lease expense for each of the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, CatchMark recorded $325,000 and $256,000 of operating lease expense, respectively, which was included in general and administrative expenses on its consolidated statements of operations. For the three months ended September 30, 2020 and 2019, CatchMark paid $100,000 and $98,000, respectively, in cash for its office lease. For the nine months ended September 30, 2020 and 2019, CatchMark paid $297,000 and $215,000, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows. The adoption of ASC 842 did not result in a cumulative-effect adjustment to CatchMark's retained earnings, as its office lease commenced in January 2019.

CatchMark had the following future annual payments for its operating lease as of September 30, 2020 and December 31, 2019:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Required payments
2020	$100	397
2021	412	412
2022	424	424
2023	435	435
2024	447	447
Thereafter	1,873	1,873
	$3,691	$3,988
Less: imputed interest	(637)
Operating lease liability	$3,054

Remaining lease term (years)	8.2
Discount rate	4.58%

CatchMark holds leasehold interests in 22,000 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of September 30, 2020, CatchMark had the following future lease payments under the LTC Lease:

(in thousands)	Required Payments
2020	$16
2021	397
2022	349
$762
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

8.     Stock-based Compensation

Accelerated Vesting of Former CEO's Outstanding Equity Awards

On January 21, 2020, Jerrold Barag retired as the Chief Executive Officer of CatchMark and as a member of CatchMark's board of directors. In connection with Mr. Barag's retirement, 103,135 shares of his time-based restricted stock awards vested immediately, 46,912 shares of which were withheld to cover required tax withholding. CatchMark repurchased the remaining 56,223 fully vested shares at a per-share price of $11.05, which was the average closing price of the common stock for the five-day trading period ended prior to January 21, 2020, payable to Mr. Barag in 24 equal installments through January 2022. During the three months and nine months ended September 30, 2020, CatchMark made installment payments totaling $78,000 and $207,000 related to the repurchase of 56,223 shares from Mr. Barag. Mr. Barag’s 72,272 performance-based LTIP Units issued under the executive officer’s 2017 compensation program had a performance period from January 1, 2017 to December 31, 2019. 25,218 of these 72,272 LTIP Units were earned and vested on January 29, 2020. Mr. Barag’s remaining 142,909 performance-based LTIP units issued under the executive officers' 2018 and 2019 compensation programs were treated as if the performance period for such awards ended on January 21, 2020. The Compensation Committee determined that Mr. Barag earned a total of 32,780 LTIP Units, which were vested on January 29, 2020. In accordance with ASC 718: Compensation - Stock Compensation, CatchMark applied modification accounting and recognized the incremental fair value of these awards in the amount of $1.2 million as stock-based compensation expense in the first quarter of 2020. For complete terms and conditions of the Separation Agreement, see the Form 8-K filed with the SEC on January 21, 2020.

Restricted Stock Vesting

On July 13, 2020, 14,224 shares of service-based restricted stock granted to CatchMark's executive officers vested, which represents one quarter of shares of restricted stock granted on July 12, 2019 pursuant to the 2019 executive compensation plan previously approved by the compensation committee of the board of directors. Of these vested shares, 5,810 shares were withheld to satisfy tax withholding requirements.

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
General and administrative expenses (1)	$520	$729	$2,900	$1,763
Forestry management expenses	110	74	307	189
Total (2)	$630	$803	$3,207	$1,952
(1)The nine months ended September 30, 2020 includes $1.2 million of accelerated stock-based compensation expense related to the retirement of CatchMark's former CEO in January 2020.
(2)Includes $0.2 million and $1.0 million of stock-based compensation recognized as noncontrolling interest for the three months and nine months ended September 30, 2020, respectively.

As of September 30, 2020, approximately $5.0 million of compensation expense related to unvested restricted stock and LTIP Units remained to be recognized over a weighted-average period of 2.4 years.

9.     Segment Information

As of September 30, 2020, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Harvest	$19,065	$20,680	$55,510	$55,916
Real Estate	2,430	2,264	8,882	12,578
Investment Management	3,118	3,436	8,950	9,119
Total	$24,613	$26,380	$73,342	$77,613

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Harvest	$8,502	$9,390	$24,497	$23,935
Real Estate	2,272	2,036	8,342	11,821
Investment Management	3,653	7,250	9,363	13,455
Corporate	(2,028)	(2,154)	(7,479)	(7,440)
Total	$12,399	$16,522	$34,723	$41,771

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Adjusted EBITDA	$12,399	$16,522	$34,723	$41,771
Subtract:
Depletion	7,286	8,235	20,934	19,533
Interest expense (1)	2,865	4,220	9,121	12,987
Amortization (1)	747	299	2,621	986
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	140	3,152	140	3,547
Basis of timberland sold, lease terminations and other (3)	1,991	1,854	6,988	10,329
Stock-based compensation expense	630	803	3,207	1,952
Gain on large dispositions (4)	—	(7,197)	(1,274)	(7,961)
HLBV loss from unconsolidated joint venture (5)	2,689	25,712	5,000	81,800
Post-employment benefits (6)	10	—	2,307	—
Other (7)	190	1	260	115
Net loss	$(4,149)	$(20,557)	$(14,581)	$(81,517)
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

10.     Subsequent Event

Dividend Declaration

On October 29, 2020, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on November 30, 2020, payable on December 15, 2020.

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

During the third quarter of 2020, we continued to actively manage our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship. We actively managed our log merchandising efforts together with delivered and stumpage sales to achieve the highest available price for our timber products. Demand for pulp-related products remained strong and increased housing starts and robust repair and remodeling activity improved demand patterns for sawtimber products since the onset of the COVID-19 pandemic, supporting steady harvest volume flow to our mill customers. During the quarter, we avoided weather and fire-related losses to our timberlands in the U.S. South and Pacific Northwest, although some harvests were delayed until fourth quarter. Our delivered wood program provided strong production opportunities and sales under our fiber supply agreements remained stable and consistent, providing steady cash flows and offsetting delayed harvests due to weather and fire disruptions. Our stumpage prices in our U.S. South region maintained significant premiums over South-wide averages, a result of our micro-market advantages and the quality of harvests from our prime timberlands. Due to our proven business strategy, we generated consistent operating cash flow in the third quarter that fully covered our quarterly dividend and we remained on course to achieve our full-year operating objectives despite weather, fire and pandemic related challenges experience during the quarter.

We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. In the third quarter of 2020, we capitalized on the value of our timberland portfolio by opportunistically monetizing timberland properties, including selling 1,200 acres of timberland for $2.4 million. Year-to-date as of September 30, 2020, we sold 5,200 acres of timberland for $8.9 million. In addition, during the first quarter of 2020, we completed a large disposition of 14,400 acres of timberland located in Georgia for $21.3 million under our capital recycling program, using the net proceeds to pay down debt. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to inventory stocking below portfolio average, higher mix of hardwood inventory, poor productivity characteristics, geographical procurement and operating areas, and/or timber reservation opportunities.

We are continuing to actively pursue additional strategic investment opportunities in our target markets, including direct acquisition of high-quality industrial timberland properties, with our average transaction size ranging from 2,500 to 25,000 acres.

We continue to leverage our scale and timberland management efficiencies through our investment management business which generates significant asset management fee revenue. Additionally, our investment management business provides access to long-term institutional capital to opportunistically acquire, own and manage timberland properties that fit our investment strategy through joint ventures that can provide sustainable growth for our stockholders.

We continue to have ample liquidity for growth initiatives and other capital allocation priorities, including direct acquisitions and joint venture investments. Our active debt and interest rate management strategy provides us attractive borrowing costs, staggered long-term maturities and a favorable mix of fixed-to-floating rate debt.

From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our share repurchase program, or SRP, to buy shares and return capital to our stockholders. For the nine months ended September 30, 2020, we repurchased $2.0 million in shares under our SRP and, as of September 30, 2020, $13.7 million remains available under our current repurchase program.

Impact of COVID-19 On Our Business

In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 outbreak is a widespread health crisis that has adversely affected the economies and financial markets of many countries, including the U.S., resulting in an economic downturn that could affect demand for our products and impact our operating results. Economists expect the impact of the pandemic will continue to be significant during the remainder of 2020 and into 2021.

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

While the response to the COVID-19 pandemic began to impact our business toward the end of the first quarter of 2020 and continued through the quarter ended September 30, 2020, we managed our harvest operations effectively through the pandemic during the second and third quarters, increasing year-to-date harvest volumes by 8% and generating comparable timber sales revenue and Harvest EBITDA to the prior year period. Projections under these circumstances are necessarily guarded and subject to change, but demand for pulp-related products has remained strong and demand patterns for sawtimber products have improved from the early days of the pandemic as demand and pricing for lumber has been strong due to increased housing starts and robust repair and remodeling activity. However, given the ongoing and dynamic nature of the circumstances, it is not possible to predict how long the impact of the coronavirus outbreak on the economic environment and on our business will last or how significant it will ultimately be. A sustained decline in the economy as a result of the COVID-19 pandemic and the demand for timber could materially and adversely impact our business, results of operations and financial condition and our ability to make distributions to our stockholders.

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

Timberland Portfolio

As of September 30, 2020, we wholly owned interests in 412,500 acres of high-quality industrial timberland in the U.S. South and Pacific Northwest, consisting of 390,500 acres of fee timberlands and 22,000 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our Southern timberlands consisted of 72% pine plantations by acreage and 53% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 81% sawtimber by volume. Our leased timberlands include 22,000 acres under one long-term lease expiring in 2022, which we refer to as the LTC Lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of September 30, 2020 (1)	Fee	Lease	Total
South
Alabama	67,800	1,800	69,600
Florida	2,000	—	2,000
Georgia	232,100	20,200	252,300
North Carolina	100	—	100
South Carolina	70,400	—	70,400
	372,400	22,000	394,400
Pacific Northwest
Oregon	18,100	—	18,100
Total	390,500	22,000	412,500
(1) Represents wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.

As of September 30, 2020, our wholly-owned timber inventory consisted of an estimated 15.9 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory (1)	Fee	Lease	Total
Pulpwood	6.9	0.4	7.3
Sawtimber (2)	8.4	0.2	8.6
Total	15.3	0.6	15.9
(1)Merchantable timber inventory does not include current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.
(2) Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of September 30, 2020 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of September 30, 2020
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	1,085,000
Merchantable timber inventory (million tons)	—	41.1	(2)
Location	Georgia	Texas
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

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2020, WestRock is required to purchase a minimum of 409,000 tons of timber under the Mahrt Timber Agreements. For the nine months ended September 30, 2020, WestRock purchased 308,900 tons under the Mahrt Timber Agreements, which represented 12% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition in 2016. For full year 2020, IP is required to purchase a minimum of 82,000 tons of pulpwood under the Carolinas Supply Agreement. During the nine months ended September 30, 2020, we sold 62,500 tons under the Carolinas Supply Agreement, which represented 3% of our net timber sales revenue.

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

Shelf Registration Statement and Equity Offerings

On February 28, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC, which was declared effective on May 7, 2020. Our shelf registration statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, we entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of our common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under our shelf registration statement. As of September 30, 2020, we have not sold any shares of common stock under the distribution agreement.

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

The table below presents the details of each credit facility under the Amended Credit Agreement as of September 30, 2020:

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

Patronage Dividends

We are eligible to receive annual patronage dividends from our lenders (the "Patronage Banks") under the Amended Credit Agreement. The annual patronage dividend depends on the weighted-average patronage-eligible debt balance with each participating lender during the respective fiscal year, as calculated by CoBank, as well as the financial performance of the Patronage Banks. In March 2020, we received patronage dividends of $4.1 million, including $4.0 million of standard patronage dividends and a $0.1 million special patronage dividend. 75% of the standard patronage dividends was received in cash and the remaining 25% was received in equity in Patronage Banks. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' board of directors. The special patronage dividend was received in cash. For the three months ended September 30, 2020, we accrued $0.9 million of patronage dividends receivable for 2020. For the nine months ended September 30, 2020, we accrued $2.7 million of patronage dividends receivable for 2020, approximately 75% of which is expected to be received in cash in March 2021.

Debt Covenants

As of September 30, 2020, the Amended Credit Agreement contains, among others, the following financial covenants which:
•limit the LTV ratio to 50%;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of September 30, 2020.

Interest Rate Swaps

As of September 30, 2020, we had two outstanding interest rate swaps, which effectively fixed the interest rate on $275.0 million of our $442.7 million variable-rate debt at 3.98%, inclusive of the applicable spread but before considering patronage dividends. See Note 6 —Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the three months ended September 30, 2020, we did not repurchase any share of our common stock under the SRP. During the nine months ended September 30, 2020, we repurchased 304,719 shares of our common stock at an average price of $6.53 per share for a total of $2.0 million under the SRP, including transaction costs. All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of September 30, 2020, we had 48.8 million shares of common stock outstanding and may repurchase up to an additional $13.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2020 was $27.6 million, $0.9 million lower than the nine months ended September 30, 2019. Cash provided by operating activities consisted primarily of receipts from customers for timber, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The decrease was primarily due to a $3.5 million decrease in net proceeds from timberland sales, a $3.0 million increase in asset management fee receivable from the Triple T Joint Venture due to timing of receipt, a $2.4 million increase in general and administrative expense (including $1.6 million paid in connection with our former CEO's retirement), a $0.5 million decrease in operating distributions from the Dawsonville Bluffs Joint Venture, and a $0.3 million decrease in other revenues, offset by a $6.8 million decrease in cash paid for interest, a $1.5 million decrease in cash used for working capital due to timing of receipts and payments, and a $0.7 million increase in net timber sales.
Net cash provided by investing activities for the nine months ended September 30, 2020 was $11.7 million as compared to $26.1 million for the nine months ended September 30, 2019. We invested an additional $5.0 million in the Triple T Joint Venture in 2020, received $4.3 million less in gross proceeds from large dispositions and $3.9 million less in cash distributions from the Dawsonville Bluffs Joint Venture, and incurred $1.3 million more in capital expenditures during the nine months ended September 30, 2020 as compared to 2019.
Net cash used in financing activities for the nine months ended September 30, 2020 was $42.8 million as compared to $43.2 million for the nine months ended September 30, 2019. We paid down $20.9 million of our outstanding debt balance on the Multi-Draw Term Facility with net proceeds received from large dispositions. We paid cash distributions of $19.7 million to our stockholders during the nine months ended September 30, 2020, funded from net cash provided by operating activities. We repurchased $3.3 million of shares of our common stock using cash on-hand and paid $2.9 million in interest expense pursuant to the terms of our interest rate swaps during the nine months ended September 30, 2020. Additionally, we paid $1.0 million in deferred financing costs, of which $0.9 million was paid in connection with the amendment to our credit agreement in May 2020. We also borrowed $5.0 million under our Multi-Draw Term Facility to fund the additional equity investment in the Triple T Joint Venture.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of September 30, 2020, we had a cash balance of $8.0 million and had access to $150.9 million of additional borrowing capacity under the Amended Credit Agreement.

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

Contractual Obligations and Commitments

As of September 30, 2020, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations (1)	$442,705	$—	$—	$134,086	$308,619
Estimated interest on debt obligations (1) (2)	$82,741	$3,568	$28,549	$28,477	$22,147
Operating lease obligations (3)	$4,453	$116	$1,582	$882	$1,873
Total	$529,899	$3,684	$30,131	$163,445	$332,639

(1)Represents respective obligations under our Amended Credit Agreement as of September 30, 2020, of which $408.6 million was outstanding under the term loans and $34.1 million was outstanding under the Multi-Draw Term Facility.
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

Distributions

Our board of directors has authorized cash distributions quarterly. The amount of future distributions that we may pay will be authorized by our board of directors. During the nine months ended September 30, 2020, our board of directors authorized the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 13, 2020	February 28, 2020	March 16, 2020	$0.135
May 4, 2020	May 29, 2020	June 15, 2020	$0.135
August 3, 2020	August 31, 2020	September 15, 2020	$0.135

For the nine months ended September 30, 2020, we paid total distributions of $19.7 million, including $0.1 million paid to the limited partners of CatchMark Timber OP. The distributions were funded from net cash provided by operating activities.

On October 29, 2020, we declared a cash dividend of $0.135 per share for our common stockholders of record on November 30, 2020, payable on December 15, 2020.

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

Timber sales volumes, harvest mix, net timber sales prices, timberland sales, large dispositions, and changes in the levels and composition for the three months and nine months ended September 30, 2020 and 2019 are shown in the following tables:

	Three Months Ended September 30,		Change
(dollar amounts in thousands, except for per-ton and per-acre amounts)	2020	2019	%
Consolidated
Timber sales revenue	$18,060	$19,706	(8)%
Timberland sales revenue	$2,430	$2,264	7%
Asset management fees revenue	$3,118	$3,436	(9)%

Timber sales volume (tons)
Pulpwood	349,405	375,549	(7)%
Sawtimber (1)	231,123	258,182	(10)%
	580,528	633,731	(8)%

U.S. South
Timber sales revenue	$15,385	$17,880	(14)%

Timber sales volume (tons)
Pulpwood	346,043	372,389	(7)%
Sawtimber (1)	206,495	237,385	(13)%
	552,538	609,774	(9)%

Harvest Mix
Pulpwood	63%	61%
Sawtimber (1)	37%	39%
Delivered % as of total volume	63%	64%
Stumpage % as of total volume	37%	36%

Net timber sales price (per ton) (2)
Pulpwood	$13	$14	(6)%
Sawtimber (1)	$22	$24	(7)%

Timberland sales
Gross sales	$2,430	$2,264	7%
Acres sold	1,200	1,100	8%
% of fee acres	0.3%	0.2%
Price per acre (3)	$2,047	$2,166	(5)%

Large Dispositions (4)
Gross sales	$—	$19,920
Acres sold	—	10,800
Price per acre	$—	$1,845
Gain on large dispositions	$—	$7,197

Pacific Northwest
Timber sales revenue	$2,675	$1,826	46%

Timber sales volume (tons)
Pulpwood	3,362	3,160	6%
Sawtimber	24,628	20,797	18%
	27,990	23,957	17%

Harvest Mix
Pulpwood	12%	13%
Sawtimber	88%	87%
Delivered % as of total volume	100%	100%
Stumpage % as of total volume	—%	—%

Delivered timber sales price (per ton) (2)(5)
Pulpwood	$28	$30	(7)%
Sawtimber	$105	$83	26%

(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 8,000 tons of merchantable inventory, with a pulpwood mix of 100%, for the three months ended September 30, 2020. No timber reservations retained for the three months ended September 30, 2019.
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
(5)Shown on a delivered basis which includes contract logging and hauling costs.

	Nine Months Ended September 30,		Change
(dollar amounts in thousands, except for per-ton and per-acre amounts)	2020	2019	%
Consolidated
Timber sales revenue	$52,399	$52,530	—%
Timberland sales revenue	$8,882	$12,578	(29)%
Asset management fees revenue	$8,950	$9,119	(2)%

Timber sales volume (tons)
Pulpwood	1,028,075	974,373	6%
Sawtimber (1)	715,255	640,876	12%
	1,743,330	1,615,249	8%

U.S. South
Timber sales revenue	$46,222	$49,003	(6)%

Timber sales volume (tons)
Pulpwood	1,017,617	969,702	5%
Sawtimber (1)	651,509	602,243	8%
	1,669,126	1,571,945	6%

Harvest Mix
Pulpwood	61%	62%
Sawtimber (1)	39%	38%
Delivered % as of total volume	62%	72%
Stumpage % as of total volume	38%	28%

Net timber sales price (per ton) (2)
Pulpwood	$13	$14	(10)%
Sawtimber (1)	$23	$24	(6)%

Timberland sales
Gross sales	$8,882	$12,578	(29)%
Acres sold	5,200	6,000	(13)%
% of fee acres	1.3%	1.4%
Price per acre (3)	$1,710	$2,114	(19)%

Large Dispositions (4)
Gross sales	$21,250	$25,395	(16)%
Acres sold	14,400	14,400	—
Price per acre	$1,474	$1,758	(16)%
Gain on large dispositions	$1,274	$7,961	(84)%

Pacific Northwest
Timber sales revenue	$6,177	$3,527	75%

Timber sales volume (tons)
Pulpwood	10,458	4,671	124%
Sawtimber	63,746	38,633	65%
	74,204	43,304	71%

Harvest Mix
Pulpwood	14%	11%
Sawtimber	86%	89%
Delivered % as of total volume	95%	96%
Stumpage % as of total volume	5%	4%

Delivered timber sales price (per ton) (2)(5)
Pulpwood	$30	$33	(9)%
Sawtimber	$94	$89	6%

(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 123,000 tons and 6,000 tons of merchantable inventory, respectively, with a sawtimber mix of 48% and 6%, respectively, for the nine months ended September 30, 2020 and 2019.
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
(5)Shown on a delivered basis which includes contract logging and hauling costs.

We generated $18.1 million of gross timber sales revenue in the third quarter, as compared to $19.7 million in the prior year quarter, as a result of a $2.5 million decrease in the U.S. South, partially offset by a $0.9 million increase in the Pacific Northwest.

Our timber sales revenue decreased 14% in the U.S. South due to a 9% decrease in volume as well as lower stumpage prices. The decrease in harvest volume was primarily a result of (i) 2020’s harvest being more evenly distributed throughout the year while 2019’s harvest was more heavily weighted towards the second half of the year, and (ii) persistent wet weather in the U.S. South during the quarter, especially in our Carolinas market. Despite the impact from the weather, we believe that we will achieve our 2020 harvest plan. Our realized stumpage prices for pulpwood and sawtimber were 6% and 7% lower, respectively, compared to the prior year quarter, trending with 11% and 13% decreases in South-wide average prices as tracked by TimberMart-South. Our sawtimber stumpage price decreased from prior year quarter due to a heavier mix of chip-n-saw and smaller diameter sawtimber as a result of shifting demand patterns during the current economic environment. However, our realized stumpage prices have improved from the second quarter of 2020 and continue to hold a significant premium over South-wide averages as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio.

In the Pacific Northwest, the wildfires that erupted in early September did not cause any direct damage to our timberlands; however, shutdowns of harvesting activities ordered by the local government authorities interrupted our harvest operations towards the end of the third quarter. Despite the impact from the shutdowns, our harvest volume increased 17% from the prior year quarter, and our delivered sawtimber price increased 26% due to strong demand fundamentals fueled by increased housing starts, lack of finished lumber in the supply chain and reduced mill inventories as a result of the wildfires. We have fully resumed our operations since the beginning of the fourth quarter and we expect to meet our 2020 harvest plan for the Pacific Northwest region.

Comparison of the three months ended September 30, 2020 versus the three months ended September 30, 2019

Revenues. Revenues for the three months ended September 30, 2020 were $24.6 million, $1.8 million lower than the three months ended September 30, 2019 as a result of a $1.6 million decrease in timber sales, and a $0.3 million decrease in asset management fees, offset by a $0.2 million increase in timberland sales revenue. Timber sales revenue decreased primarily due to lower harvest volume, as expected, due to timing of the harvest in accordance with our 2020 harvest plan and wet weather. Asset management fees decreased $0.3 million as we received a $0.6 million incentive-based promote from the Dawsonville Bluffs Joint Venture in the prior year quarter for exceeding investment hurdles, offset by a $0.3 million increase in the current quarter in connection with the amendment to the Triple T Joint Venture's asset management agreement during the second quarter of 2020. Timberland sales revenue increased by $0.2 million due to selling more acres in the current quarter but at lower price per acre due to lower average merchantable timber stocking levels on the acres sold in the current year quarter.

Timber sales revenue by product for the three months ended September 30, 2020 and 2019 is shown in the following table:

	Three Months Ended September 30, 2019	Changes attributable to:		Three Months Ended September 30, 2020
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$9,756	$(376)	$(881)	$8,499
Sawtimber (2)	9,950	348	(737)	9,561
	$19,706	$(28)	$(1,618)	$18,060
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $7.7 million for the three months ended September 30, 2020, $0.6 million lower than prior year quarter primarily due to a 10% decrease in delivered volume in the U.S. South as anticipated in our harvest plan.

Depletion expense decreased 12% to $7.3 million for the three months ended September 30, 2020 from $8.2 million for the three months ended September 30, 2019 due to lower harvest volumes in the U.S. South and lower blended depletion rates in both the U.S. South and Pacific Northwest. We calculate depletion rates annually by dividing the beginning merchantable inventory book value, after the write-off of accumulated depletion, by current standing timber inventory volume. Before the impact of any future acquisitions or significant land sales, the merchantable book value is expected to decrease over time due to depletion while the standing timber inventory volume is expected to stay relatively stable due to our sustainable harvest management practices. Therefore, we generally expect the depletion rates of our current portfolio to decrease over time.
Cost of timberland sales decreased to $1.9 million for the three months ended September 30, 2020 from $2.1 million for the three months ended September 30, 2019 despite selling more acres due to lower cost basis as a result of lower average merchantable timber stocking on acres sold in the current year quarter.

General and administrative expenses were $2.8 million for the three months ended September 30, 2020, $0.2 million lower than 2019 primarily due to a decrease in personnel costs related to the retirement of our former CEO in January 2020.

Interest expense. Interest expense decreased $0.9 million to $3.6 million for the three months ended September 30, 2020 primarily due to a $1.4 million decrease in interest paid, offset by $0.4 million of amortization of the off-market swap value at hedge inception in the current year quarter. We paid less interest as a result of a decrease in average outstanding debt balance and a lower weighted-average interest rate compared to the prior year quarter.

Gain on large dispositions. During the three months ended September 30, 2020, we did not complete any large dispositions. During the same period in 2019, we recognized a gain of $7.2 million on the disposition of 10,800 acres of our wholly-owned timberlands.

Loss from unconsolidated joint ventures. We recognized a $2.7 million loss from the Triple T Joint Venture under the HLBV method of accounting during the third quarter, reducing the carrying value of the additional $5.0 million equity investment we made last quarter to zero. For the three months ended September 30, 2019, we recognized a $25.7 million HLBV loss from the Triple T Joint Venture.

Net loss. Our net loss decreased by $16.4 million to $4.1 million for the three months ended September 30, 2020 from $20.6 million for the three months ended September 30, 2019 primarily due to a $23.0 million decrease in losses allocated from the Triple T Joint Venture and a $1.8 million decrease in total expenses, offset by a $7.2 million decrease in gain on large dispositions and a $1.6 million decrease in gross timber sales. Our net loss per share for the three months ended September 30, 2020 and 2019 was $0.09 and $0.42, respectively.

Comparison of the nine months ended September 30, 2020 versus the nine months ended September 30, 2019

Revenues. Revenues for the nine months ended September 30, 2020 were $73.3 million, $4.3 million lower than the nine months ended September 30, 2019 as a result of a $3.7 million decrease in timberland sales revenue, a $0.3 million decrease in other revenues, and a $0.2 million decrease in asset management fees. Timberland sales revenue decreased by $3.7 million due to selling fewer acres in the current year and such acres being sold at lower per-acre price as a result of a lower average merchantable timber stocking levels and higher timber reservations. Other revenues were higher in 2019 due to a $0.3 million gain from an early lease termination. Asset management fees decreased by $0.2 million from the prior year as a result of receiving a higher incentive-based promote from the Dawsonville Bluffs Joint Venture in 2019 offset by increase in asset management fees earned from the Triple T Joint Venture in connection with the amendment to the asset management agreement during the second quarter of 2020.

Timber sales revenue by product for the nine months ended September 30, 2020 and 2019 is shown in the following table:

	Nine Months Ended September 30, 2019	Changes attributable to:		Nine Months Ended September 30, 2020
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$26,728	$(1,499)	$(875)	$24,354
Sawtimber (2)	25,802	(489)	2,732	28,045
	$52,530	$(1,988)	$1,857	$52,399
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $21.9 million for the nine months ended September 30, 2020, $0.8 million, or 4%, lower than the prior year as a result of a $2.2 million decrease in the U.S.

South driven by lower delivered volume and blended logging rates, offset by a $1.4 million increase in the Pacific Northwest driven by increased harvest volume.

Depletion expense increased 7% to $20.9 million for the nine months ended September 30, 2020 from $19.5 million for the nine months ended September 30, 2019 primarily due to a $1.5 million increase in the Pacific Northwest driven by an increase of 30,900 tons in harvest volume from 2019 to 2020. Depletion rates in both regions decreased from the prior year period.

Cost of timberland sales decreased to $6.8 million for nine months ended September 30, 2020 from $10.6 million for the nine months ended September 30, 2019 as we sold fewer acres in 2020 and the per-acre cost basis was lower than in 2019 as a result of lower merchantable timber stocking on the acres sold in 2020.

General and administrative expenses were $13.1 million for the nine months ended September 30, 2020, $3.5 million higher than the prior year primarily as a result of recognizing non-recurring post-employment benefits of $3.5 million related to the retirement of our former CEO in January 2020, of which $1.2 million represents the incremental non-cash stock-based compensation expense related to the accelerated vesting of his outstanding equity awards. See further detail in Note 8 — Stock-based Compensation to our accompanying consolidated financial statements for additional information.

Interest expense. Interest expense decreased $2.2 million to $11.6 million for the nine months ended September 30, 2020 primarily due to a $3.9 million net decrease in interest on our outstanding debt as a result of a lower average outstanding debt balance and lower weighted-average interest rates, offset by a $1.3 million increase in non-cash interest expense related to the amortization of the off-market swap value at hedge inception in the current year, and a $0.4 million write-off of deferred financing costs as a result of amending our credit agreement in May 2020. See Note 5 — Notes Payable and Lines of Credit to our accompanying consolidated financial statements.

Gain on large dispositions. During the nine months ended September 30, 2020, we recognized a gain of $1.3 million on the disposition of 14,400 acres of our wholly-owned timberlands. During the nine months ended September 30, 2019, we recognized a gain of $8.0 million on the disposition of 14,400 acres of our wholly-owned timberlands. Large dispositions in 2019 generated a higher gain primarily driven by a higher per-acre sales price due to the HBU characteristics and lower cost basis in land as a result of lower allocated acquisition basis.
Loss from unconsolidated joint ventures. During the nine months ended September 30, 2020, we made an additional equity investment of $5.0 million in the Triple T Joint Venture and recognized $5.0 million of losses from the unconsolidated joint venture under the HLBV method of accounting. We had previously recognized cumulative HLBV losses of $200.0 million as of December 31, 2019, reducing the carrying value of our investment to zero and ceasing the recognition of additional losses from the Triple T Joint Venture under equity method accounting until our additional $5.0 million investment in June 2020. For the nine months ended September 30, 2019, we recognized a $81.8 million loss from the Triple T Joint Venture.

Net loss. Our net loss decreased by $66.9 million to $14.6 million for the nine months ended September 30, 2020 from $81.5 million for the nine months ended September 30, 2019 primarily due to a $76.8 million decrease in losses allocated from the Triple T Joint Venture, offset by a $6.7 million decrease in gain on large dispositions, and a $4.3 million decrease in total gross revenues. Our net loss per share for the nine months ended September 30, 2020 and 2019 was $0.30 and $1.66, respectively.

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

For the three months ended September 30, 2020, Adjusted EBITDA was $12.4 million, a $4.1 million decrease from the three months ended September 30, 2019, primarily due to a $3.3 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, and a $1.1 million decrease in net timber sales, offset by a $0.2 million increase in net timberland sales.

For the nine months ended September 30, 2020, Adjusted EBITDA was $34.7 million, a $7.0 million decrease from the nine months ended September 30, 2019, primarily due to a $3.9 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, a $3.5 million decrease in net timberland sales, and a $0.3 million decrease in other revenues, offset by a $0.7 million increase in net timber sales.

Our reconciliation of net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2020 and 2019 follows:

`	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(4,149)	$(20,557)	$(14,581)	$(81,517)
Add:
Depletion	7,286	8,235	20,934	19,533
Interest expense (1)	2,865	4,220	9,121	12,987
Amortization (1)	747	299	2,621	986
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (2)	140	3,152	140	3,547
Basis of timberland sold, lease terminations and other (3)	1,991	1,854	6,988	10,329
Stock-based compensation expense	630	803	3,207	1,952
Gain on large dispositions (4)	—	(7,197)	(1,274)	(7,961)
HLBV loss from unconsolidated joint venture (5)	2,689	25,712	5,000	81,800
Post-employment benefits (6)	10	—	2,307	—
Other (7)	190	1	260	115
Adjusted EBITDA	$12,399	$16,522	$34,723	$41,771
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

As of September 30, 2020, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)
Credit Facility	Maturity Date	Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 1.90%	34,086
Total Principal Balance			$442,705

As of September 30, 2020, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
Total					$275,000

As of September 30, 2020, after consideration of the interest rate swaps, $167.7 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million was subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of September 30, 2020, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$—	$66,786	$100,919	$167,705
Effectively fixed-rate debt	$—	$—	$—	$—	$67,300	$207,700	$275,000
Average interest rate: (1)
Variable-rate debt	—%	—%	—%	—%	1.98%	1.98%	1.98%
Effectively fixed-rate debt	—%	—%	—%	—%	3.98%	3.98%	3.98%
(1)Inclusive of applicable spread but before considering patronage dividends.

As of September 30, 2020, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.22%, before considering patronage dividends. A 1.0% change in interest rates would result in a change in interest expense of $1.7 million per year. The amount of effectively variable-rate debt outstanding in the future will largely be dependent upon the level of cash flow from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our teams have been working remotely since the middle of March. We took precautionary measures to ensure our internal control over financial reporting addressed the risks of working in a remote environment. We are continually monitoring and assessing the potential effects of the COVID-19 pandemic on the design and operating effectiveness of our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	5,810	$9.21	—	$—	$13.7	million
August 1 - August 31	—	$—	—	$—	$13.7	million
September 1 - September 30	—	$—	—	$—	$13.7	million
Total	5,810		—
(1)See Item 2— Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for details of our SRP.
(2)Includes shares purchased for tax withholding purposes outside of our SRP.

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

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	October 29, 2020	By:	/s/ Ursula Godoy-Arbelaez
Ursula Godoy-Arbelaez Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer and Principal Accounting Officer)