Form 10-K
period 2020-12-31
CatchMark Timber Trust, Inc.
filed 2021-02-26
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.
Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
(855) 858-9794
Registrant’s telephone number, including area code
________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $428.2 million, computed by using the closing price of the Class A common stock as of that date on the New York Stock Exchange of $8.85 per share.

As of February 25, 2021: 48,765,410 shares of the registrant's Class A common stock were outstanding

Documents Incorporated by Reference
Certain portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2021 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLOSSARY

The following abbreviations or acronyms may be used in this document, including the consolidated financial statements and the notes thereto, and shall have the adjacent meanings set forth below:

AFM	American Forestry Management, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Common Stock	Class A common stock, $0.01 par value per share of CatchMark Timber Trust, Inc.
Common Unit	Common partnership unit of CatchMark Timber Operating Partnership, L.P.
Code	Internal Revenue Code
EBITDA	Earnings from Continuing Operations before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	Generally Accepted Accounting Principles in the United States
GP	Georgia-Pacific WFS LLC
HBU	Higher and Better Use
HLBV	Hypothetical Liquidation at Book Value
IP	International Paper Company
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTIP Unit	Limited partnership unit of CatchMark Timber Operating Partnership, L.P.
LTV	Loan-to-Value
MBF	Thousand Board Feet
MPERS	Missouri Department of Transportation & Patrol Retirement System
NYSE	New York Stock Exchange
Rabobank	Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
REIT	Real Estate Investment Trust
ROU	Right-of-use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SFI	Sustainable Forest Initiative
SOFR	Secured Overnight Financing Rate
SRP	Share Repurchase Program
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company

FORM 10-K

CATCHMARK TIMBER TRUST, INC.

FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

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

Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. Forward-looking statements are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.

Forward-looking statement in this report, include, but are not limited to, that we manage our operations to generate stable and predictable cash flow from sustainable harvests, opportunistic land sales and asset management fees to provide recurring dividends to our stockholders; that we are bolstered by our delivered wood model and fiber supply agreements, which provide a steady source of demand from reliable counterparties; that COVID-19 and actions taken in response thereto could adversely impact our business and the businesses of our unconsolidated joint ventures; property performance and anticipated growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture (as defined herein), including the expected benefits of the amended wood supply agreement between the Triple T Joint Venture and GP, including market-based pricing on timber sales, increased reimbursement for extended haul distances, the ability for the Triple T Joint Venture to sell timber to other third parties, the increased ability to sell large timberland parcels to third-party buyers, and an extended term with optimized harvest volume obligations to enhance and preserve long-term asset value.

We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A — Risk Factors.

•The cyclical nature of the forest products industry could impair our operating results.
•Increased competition from a variety of substitute products could lead to declines in demand for wood products and negatively impact our business.
•Large-scale increases in the supply of timber may affect timber prices and reduce our revenues.
•Our cash distributions are not guaranteed and may fluctuate.
•If we are unable to find suitable investments or pay too much for properties, we may not be able to achieve our investment objectives, and the returns on our investments will be lower than they otherwise would be.
•We depend on external sources of capital for future growth, and our ability to access the capital markets may be restricted.
•We may fail to realize some or all of the anticipated benefits of the Triple T Joint Venture or those benefits may take longer to realize than expected. In addition, our actions and those of our joint venture partners could negatively impact our performance.
•We depend on FRC and AFM to manage our timberlands, and a loss of the services of one or both of them could jeopardize our ongoing operations.

•We depend on third parties for logging and transportation services, and increases in the costs or decreases in the availability of quality service providers could adversely affect our business.
•Our real estate investment activity is concentrated in timberlands, making us more vulnerable economically than if our investments were diversified.
•Our timberlands are located in the U.S. South and, to a lesser extent, in the Pacific Northwest, and adverse economic and other developments in these areas could have a material adverse effect on us.
•Our operating expenses may be a larger percentage of total revenues compared to larger public companies.
•We have recently experienced net losses and may experience losses again in the future.
•We are subject to the credit risk of our customers. The failure of any of our customers to make payments due to us could have an adverse impact on our financial performance.
•We are substantially dependent on our business relationship with WestRock, and our continued success will depend on WestRock’s economic performance.
•We intend to sell portions of our timberlands, either because they are HBU properties or in response to changing conditions, but if we are unable to sell these timberlands promptly or at the price that we anticipate, our land sale revenues may be reduced, which could reduce the cash available for distribution to our stockholders.
•Uninsured losses relating to the timberlands we own and may acquire may reduce our stockholders’ returns.
•Harvesting our timber may be subject to limitations that could adversely affect our results of operations.
•We face possible liability for environmental clean-up costs and wildlife protection laws related to the timberlands we acquire, which could increase our costs and reduce our profitability and cash distributions to our stockholders.
•The impacts of changes in climate conditions as well as governmental responses to such changes may affect our operations and plans for future growth activities.
•Our estimates of the timber growth rates on our properties may be inaccurate, which would impair our ability to realize expected revenues from those properties and could also cause us to incorrectly estimate our timber inventory and the calculation of our depletion expense.
•We may be unable to properly estimate non-timber revenues from any properties that we acquire, which would impair our ability to acquire attractive properties, as well as our ability to derive the anticipated revenues from those properties.
•Changes in assessments, property tax rates, and state property tax laws may reduce our net income and our ability to make distributions to our stockholders.
•Changes in energy and fuel costs could affect our financial condition and results of operations.
•The effects of the COVID-19 pandemic and the actions taken in response thereto may adversely impact our results of operations and financial condition and our ability to make distributions to our stockholders, as well as the results of operations and financial condition of our joint ventures.
•Our board of directors may change significant corporate policies without stockholder approval.
•Our board of directors may increase the number of authorized shares of stock and issue stock without stockholder approval, including in order to discourage a third party from acquiring our company in a manner that could result in a premium price to our stockholders.
•Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our common stock.
•Our existing indebtedness and any future indebtedness we may incur could adversely affect our financial health and operating flexibility.
•Our financial condition could be adversely affected by financial and other covenants and other provisions contained in the documents governing our indebtedness.

•To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments on our indebtedness.
•An increase in interest rates would increase the cost of servicing our debt and could reduce our cash flow and our profitability.
•Our decision to hedge against interest rate changes may have a material adverse effect on our financial results and condition, and there is no assurance that our hedges will be effective.
•The phase-out of LIBOR could affect interest rates for our variable rate debt and interest rate swap arrangements and potential mismatches of newly adopted interest rates could potentially cause our hedges not to be effective.
•Failure to continue to qualify as a REIT would cause us to be taxed as a regular corporation, which could substantially reduce funds available for distributions to our stockholders and materially and adversely affect our financial condition and results of operations.
•The failure of Creek Pine REIT, LLC, the REIT subsidiary of the Triple T Joint Venture, to qualify as a REIT could cause us to fail to qualify as a REIT.
•Legislative or regulatory tax changes could adversely affect us, our stockholders or our customers.
•Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect the market price of our common stock.
•We depend on the efforts and expertise of our key executive officers and would be adversely affected by the loss of their services.
•If we fail to maintain an effective system of disclosure controls and procedures and integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on us.
•We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
•The market price and trading volume of our common stock may be volatile.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Accordingly, readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I

ITEM 1.BUSINESS

General

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland properties directly, through wholly-owned subsidiaries, or through joint ventures. We strive to deliver consistent and predictable per-share cash flow growth from disciplined acquisitions, active management, sustainable harvests, and well-timed real estate sales. We intend to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality industrial timberlands, as well as opportunistic land sales, asset management fees and rent from hunting and recreational leases to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that improve the biological growth of our forests.

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

For the years ended December 31, 2020, 2019 and 2018, our revenues from timber sales, timberland sales, asset management fees, and other non-harvest related sources, as a percentage of our total revenue, are set forth in the table below:

	2020	2019	2018
Timber sales	69%	68%	71%
Timberland sales	15%	17%	18%
Asset management fees	12%	11%	6%
Other revenues	4%	4%	5%
Total	100%	100%	100%

CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.82% of its Common Units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is a limited partner of CatchMark Timber OP and owns 0.01% of its Common Units. The remaining 0.17% of CatchMark Timber OP's Common Units are owned by current and former officers and directors of CatchMark Timber Trust. In addition, CatchMark Timber Trust conducts certain aspects of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

The following table presents operating revenues by reportable segment:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Harvest	$76,464	$77,189	$74,734
Real Estate	15,642	17,572	17,520
Investment Management	12,184	11,948	5,603
Total	$104,290	$106,709	$97,857
Current Timberland Holdings

As of December 31, 2020, we wholly owned interests in 408,200 acres of high-quality industrial timberlands consisting of 16.6 million tons of merchantable timber inventory. Of the wholly-owned timberlands, 390,100 acres were located in four states in the U.S. South and 18,100 acres were located in Oregon. Our timberlands have been intensively managed for sustainable commercial timber production and are located within attractive and desirable fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities.

In addition to our wholly-owned timber assets, as of December 31, 2020, we owned the common limited partnership interest in the Triple T Joint Venture, which owns 1.1 million acres of high-quality industrial East Texas timberlands with an estimated 44.1 million tons of merchantable timber inventory, and we owned a 50% membership interest in the Dawsonville Bluffs Joint Venture, which owns a mitigation bank with a book basis of $2.3 million as of December 31, 2020.

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
•Predominantly softwood merchantable inventory mix;
•Merchantable inventory/mix (tons per-acre);
•Sustainable productivity (on a tons per-acre, per-year basis);
•Quality of existing and prospective customers; and

•Target cash yields (near-term/long-term).

We expect our transaction pipeline to continue to be driven by timber fund portfolio rebalancing and private owner liquidations.

We may enter into fiber supply agreements with respect to acquired properties in order to ensure a steady source of demand for our incremental timber production.

Opportunistically Sell Timberland Assets. We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. We intend to capitalize on the value of our timberland portfolio by opportunistically monetizing timberland properties. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to:

•Inventory stocking below portfolio average;
•Predominantly hardwood merchantable inventory mix; and
•Poor productivity.

The close proximity of our existing timberlands to several major population centers provides us with opportunities to periodically sell parcels of our land at favorable valuations. We generally expect to sell approximately 2% of our fee timberland acreage on an annual basis pursuant to our land sales program, although such results may vary. We may also decide to pursue various land entitlements on certain properties in order to realize higher long-term values on such properties.

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

Practice Sound Environmental Stewardship. We remain committed to responsible environmental stewardship and sustainable forestry. Our wholly-owned timberlands and timberlands held by the Triple T Joint Venture, have been third-party audited and certified in accordance with the 2015-2019 SFI standards (extended through December 2021). SFI standards promote sustainable forest management through recognized core principles, including measures to protect water quality, biodiversity, wildlife habitat and at-risk species. Our timberlands are further managed to meet or exceed all state regulations through the implementation of best management practices as well as internal policies designed to ensure compliance. We believe our continued commitment to environmental stewardship will allow us to maintain our timberlands’ productivity, grow our customer base, and enhance our reputation as a preferred timber supplier.

Financing Strategy

Our long-term financing strategy seeks to maximize balance sheet liquidity and operational flexibility for the purpose of generating current income and attractive long-term returns for our stockholders. We intend to employ prudent amounts of debt and equity financing as a means of providing additional funds for the selective acquisitions of timber assets, to refinance existing debt, or for general corporate purposes. In particular, we seek to maximize balance sheet liquidity and flexibility by:

•Maintaining sufficient liquidity through borrowing capacity under our credit facilities and cash-on-hand;

•Minimizing the amount of near-term debt maturities in a single year;
•Maintaining low to modest leverage;
•Managing interest rate risk through an appropriate mix of fixed and variable rate debt instruments, either directly or using interest rate swaps, caps or other arrangements; and
•Maintaining access to diverse sources of capital.

We determine the amount of debt and equity financing to be used when acquiring an asset by evaluating terms available in the credit markets (such as interest rate, repayment provisions and maturity), our cost of equity capital, and our assessment of the particular asset’s risk. Historically, a significant portion of our debt has consisted of long-term borrowings secured by our timber assets.

We anticipate that we will continue to use a number of different sources to finance our operations and selective acquisitions going forward, including cash from operations, proceeds from asset dispositions, funds available under bank credit facilities (which may or may not be secured by our assets), co-investments through partnerships or joint ventures, potential future issuances of common or preferred equity or partnership interests in our operating partnership, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time.

Transaction Activities

We executed the following transactions during the three years ended December 31, 2020:

Acquisitions

We did not acquire any additional timberlands during 2020, consistent with our capital allocation priorities during the year. During the years ended December 31, 2019 and 2018, we acquired 900 acres and 18,100 acres of timberlands, respectively. The properties acquired are well stocked with merchantable timber inventory, located in high-demand mill markets, and complement our existing timberland portfolio. Together, they added 724,400 tons to our merchantable timber inventory, averaging 38 tons per acre, comprised of 89% pine plantations by acreage and 79% sawtimber by tons. Our timberland ownership expanded into the Pacific Northwest in 2018.

On July 6, 2018, we invested $200.0 million in the Triple T Joint Venture in exchange for a common limited partnership interest, exclusive of transaction costs. The Triple T Joint Venture acquired 1.1 million acres of East Texas industrial timberlands (the "Triple T Timberlands") for $1.39 billion. The Triple T Timberlands contained an estimated 38.0 million tons of merchantable timber inventory as of the date of acquisition. On June 24, 2020, we invested an additional $5.0 million of equity in connection with amendments to a sawtimber supply agreement between the Triple T Joint Venture and GP, as well as the joint venture agreement and asset management agreement. See Note 4 — Unconsolidated Joint Ventures of our accompanying consolidated financial statements for additional information.

Land Sales

During the years ended December 31, 2020, 2019, and 2018, we sold 9,300, 9,200, and 8,500 acres of timberland, respectively, in the U.S. South. These land sales represented approximately 2.3%, 2.2%, and 1.8%, respectively, of our average fee timberland acreage (based on average quarterly fee timberland acreage) for each year. For the years ended December 31, 2020, 2019, and 2018, the disposed timberlands had an average merchantable timber stocking of 26, 37 and 26 tons per acre, respectively, as compared to 42, 43 and 42 tons per acre for our U.S. South portfolio at the beginning of each respective year.

Large Dispositions

During the years ended December 31, 2020, 2019 and 2018, we completed large dispositions of 14,400, 14,400 and 56,100 acres of wholly-owned timberlands for $21.3 million, $25.4 million and $79.3 million, respectively. These large dispositions represented approximately 3.4%, 3.4% and 11.9% of our average fee timberland acreage (based on average quarterly fee timberland acreage) for each year. The net proceeds received from these large dispositions were used to pay down our outstanding debt. For the years ended December 31, 2020, 2019 and 2018, the large dispositions had an average merchantable timber stocking of 29, 37 and 32 tons per acre, as compared to 42, 43 and 42 tons per acre for our U.S. South portfolio at the beginning of each respective year.

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

For the year ended December 31, 2020, WestRock purchased 409,000 tons under the Mahrt Timber Agreements, which exceeded the annual minimum requirement of 380,800 tons. WestRock has historically purchased tonnage that exceeded the minimum requirement under Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies of our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We derived approximately 11%, 12%, and 17% of our net timber sales revenue from the Mahrt Timber Agreements in each of the years ended December 31, 2020, 2019, and 2018, respectively. For 2021, WestRock is required to purchase at least 380,800 tons and we are committed to make available for purchase by WestRock a minimum of 443,200 tons of timber under the Mahrt Timber Agreements.

Carolinas Supply Agreement

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition completed in 2016. The Carolinas Supply Agreement is effective through November 3, 2026 and requires us to sell agreed-upon pulpwood volumes to IP and IP is required to purchase these volumes at defined market prices.
We sold 73,200 tons of timber under the Carolinas Supply Agreement in 2020. We derived approximately 2%, 4%, and 5% of our net timber sales revenue from the Carolinas Supply Agreement in 2020, 2019, and 2018, respectively. For 2021, IP is required to purchase at least 65,500 tons and we are committed to make available for purchase by IP a minimum of 88,600 tons of timber under the Carolinas Supply Agreement.

Credit Risk of Customers

For the year ended December 31, 2020, our largest customer, WestRock, represented 15% of our total revenues. No other customer represented more than 10% of our total revenues. The loss of WestRock as a customer would have a material adverse effect on our operating results. We sold timber to 74 customers in 2020, compared to 69 in 2019 and 67 in 2018.

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

COVID-19 Pandemic

See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of COVID-19 on our business.

Regulatory Matters

See Item 1A — Risk Factors, Risk Related to Our Business and Operations for discussions of regulatory matters, including environmental matters that impact our business.

Human Capital Management

As of December 31, 2020, we had 25 employees, all of whom were full-time and based in the United States. We care about our employees and recognize that they are key to our success.

Protection from Harassment, Discrimination and Retaliation. We believe that all individuals should be treated with dignity and respect, and have adopted a Human Rights Policy that, among other things, includes a No Harassment Policy that does not tolerate discriminatory harassment of any sort, including based on race, color, religion, sex, national origin, age, disability, pregnancy, childbirth, or related medical conditions, gender identity, sexual orientation, genetic information, citizenship status, service member status or any other characteristic protected by federal, state or local anti-discrimination laws. We also value and protect an employee's right to raise workplace issues without concern for retaliation. We believe our employee relations are good and we have policies and procedures in place to quickly address and remedy employee grievances and any workplace disputes.

Diversity and Inclusion. We value diversity in the workplace. As of December 31, 2020, 50% of our executive officers were women and 48% of our total number of employees were women. Approximately 20% of our workforce is comprised of individuals that identify as a member of an ethnic or racial minority group.

Health and Safety. We are committed to providing and maintaining a safe and healthy workplace for all workers (including vendors, contractors, temporary employees and volunteers) as well as clients, visitors and members of the public. Risks and hazards to health and safety will be eliminated or minimized, as far as is reasonably practicable. We have adopted a Health and Safety Policy in furtherance of this commitment. During the year ended December 31, 2020, as a result of the COVID-19 pandemic, we implemented additional safety protocols to protect our employees and others, including protocols regarding social distancing, health checks and working remotely. Our experienced teams adapted quickly to the changes and have managed our business successfully during this challenging time.

Benefits, Training and Professional Development. We provide high-quality benefits to our employees, including healthcare and wellness initiatives, and a 401(k) plan with a generous company match, time-off for volunteering, and a charitable matching program. We also provide regular training and professional development opportunities for our employees. These include semi-annual, company-wide information security training programs, as well as personal coaching for all officers and executives, and opportunities to attend conferences and other events relevant to the timberland, forest products and REIT industries.

Scholarship Program. In 2020, we established the Willis J. Potts, Jr. scholarship program for our employees. This program was established to honor Willis J. Potts, Jr., who was a director on our Board beginning in 2006 and our

Chairman of the Board from 2013 until 2020, when he retired. This scholarship program is administered through our scholarship committee and awards are granted to non-officer employees and without regard to race, color, creed, religion, orientation, gender, disability or national origin.

Low Turnover Rate. We believe that all of our initiatives to make CatchMark an exceptional place to work have resulted in our low turnover rate, which was 3.92% in 2020 and averaged 3.92% annually over the past three years.

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

ITEM 1A.     RISK FACTORS

Below are some of the risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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

The demand for timber and wood products is affected primarily by the level of new residential construction activity, repair and remodeling activity, the supply of manufactured timber products, including imports of timber products, and to a lesser extent, other commercial and industrial uses. The demand for timber also is affected by the demand for wood chips in the pulp and paper markets and for hardwood in the furniture and other hardwood industries. The demand for cellulose fiber is related to the demand for disposable products such as diapers and feminine hygiene products. These activities are, in turn, subject to fluctuations due to, among other factors:

•changes in domestic and international economic conditions;
•interest and currency rates;
•population growth and changing demographics; and
•seasonal weather cycles (for example, dry summers and wet winters).

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

Increased competition from a variety of substitute products could lead to declines in demand for wood products and negatively impact our business.

Wood products are subject to increased competition from a variety of substitute products, including products made from engineered wood composites, fiber/cement composites, plastics and steel, as well as import competition from other worldwide suppliers. This could result in lower demand for wood products and impair our operating results.

Large-scale increases in the supply of timber may affect timber prices and reduce our revenues.

The supply of timber available for sale in the market could increase for a number of reasons, including producers introducing new capacity or increasing harvest levels. Some governmental agencies, principally the U.S. Department of Agriculture's Forest Service (the “U.S.D.A. Forest Service”) and the U.S. Department of the Interior’s Bureau of Land Management, own large amounts of timberlands. If these agencies choose to sell more timber from their holdings than they have been selling in recent years, timber prices could fall and our revenues could be reduced. Any large reduction in the revenues we expect to earn from our timberlands would reduce the returns, if any, we are able to achieve for our stockholders.

Our cash distributions are not guaranteed and may fluctuate.

Our board of directors, in its sole discretion, determines the amount of the distributions (including the determination of whether to retain net capital gains income) to be provided to our stockholders. Our Board will determine whether to authorize a distribution and the amount of such distribution based on its consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands, including HBU timberlands. In addition, our board of directors may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Consequently, our distribution levels may fluctuate. Our failure to meet market expectations with regard to future cash distributions likely would adversely affect the market price of our common stock.

If we are unable to find suitable investments or pay too much for properties, we may not be able to achieve our investment objectives, and the returns on our investments will be lower than they otherwise would be.

A key component of both our business and growth strategies is to pursue timberland acquisition opportunities. Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. We also face significant competition in pursuing timberland investments from other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; school and university endowments; individuals; and other entities. The market for high-quality timberland is highly competitive given how infrequently those assets become available for purchase. As a result, many real estate investors have built up their cash positions and face aggressive competition to purchase quality timberland assets. A significant number of entities and resources competing for high-quality timberland properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. In addition, our future acquisitions, if any, may not perform in accordance with our expectations, due to lower merchantable inventory, lower product pricing or other factors. Finally, we anticipate financing these acquisitions through proceeds from debt or equity offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof, and our inability to finance acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations could adversely affect our results of operations.  We cannot assure you that we will be successful in obtaining suitable investments on financially attractive terms, that we will be able to finance the purchase of such investments or that, if we make investments, our objectives will be achieved.

We depend on external sources of capital for future growth, and our ability to access capital markets may be restricted.

Our ability to finance our growth is, to a significant degree, dependent on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, increases in interest rates, an unfavorable market perception of our growth potential, including our joint venture strategy, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may be limited by the terms of our bylaws, which restrict our incurrence of debt, in some circumstances, and by our existing indebtedness, which, among other things, restricts our incurrence of additional debt and, in some circumstances, the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us or at all, and the failure to obtain necessary capital could materially adversely affect our future growth.

We may fail to realize some or all of the anticipated benefits of the Triple T Joint Venture or those benefits may take longer to realize than expected. We also may encounter significant difficulties in managing the business and operations of the Triple T Timberlands for the Triple T Joint Venture. The future results of our company will suffer if we do not effectively manage the Triple T Timberlands on behalf of the Triple T Joint Venture or if we are not able to successfully recapitalize the Triple T Joint Venture.

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

The challenges in our ability to realize the anticipated benefits of the Triple T Joint Venture include the factors identified elsewhere in this annual report relating to the timberlands business, and include, but are not limited to:

•the Triple T Joint Venture’s dependency on, and obligations under, long-term third-party customer contracts;
•the right of the preferred investors to receive a preferred return and a return of capital before we receive our preferred return or any return of capital;
•our partners in the Triple T Joint Venture have significant governance rights, including major decision rights on management and operational matters, and we may arrive at an impasse with these partners relating to one or more of these matters;
•our asset management fees from the Triple T Joint Venture are subject to deferral if certain financial objectives are not obtained and are subject to decrease over time;
•our amended asset management agreement with the Triple T Joint Venture is subject to termination, including upon the failure of the Triple T Joint Venture to meet certain financial and operational performance objectives;
•volatility in the market prices of forest products;
•challenges in keeping existing customers and obtaining new customers;
•challenges in retaining, attracting and assimilating key personnel, including personnel that are considered key to the future success of the business of the Triple T Joint Venture;
•obligations and restrictions imposed by the financing arrangements of the Triple T Joint Venture; and

•challenges in keeping key business relationships in place.

Many of these factors are outside of our control, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenues, earnings, and cash flows, and diversion of management’s time and energy, which could have a material adverse effect on the business of the Triple T Joint Venture and/or us.

In addition, even if we are able to successfully manage the business and operations of the Triple T Timberlands, the full benefits of the transaction may not be realized if we are not able to successfully recapitalize the joint venture. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred. If we are not able to successfully recapitalize the Triple T Joint Venture in a timely manner, we could lose some or all of our investment.

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

We have entered into joint ventures (including the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture) and may enter into additional joint ventures in the future, including, but not limited to, joint ventures involving the ownership and management of timberlands. Such joint venture investments may involve risks not otherwise present with a direct investment in timberlands, including, without limitation:

•the risk that a joint venture may not be able to make payments under, or refinance on attractive terms or at all, its financing arrangements, including secured financings pursuant to which defaults could result in lenders foreclosing on the joint venture's assets;
•the risk that a joint venture partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;
•the risk that a joint venture partner may be in a position to take actions that are contrary to the agreed upon terms of the joint venture, our instructions or our policies or objectives;
•the risk that we may incur liabilities as a result of an action taken by a joint venture partner;
•the risk that disputes between us and a joint venture partner may result in litigation or arbitration that would increase our expenses and occupy the time and attention of our officers and directors;
•the risk that no joint venture partner may have the ability to unilaterally control the joint venture with respect to certain major decisions, and as a result an irreconcilable impasse may be reached with respect to certain decisions;
•the risk that we may not be able to sell our interest in a joint venture when we desire to exit the joint venture, or at an attractive price; and
•the risk that, if we have a contractual right or obligation to acquire a joint venture partner’s ownership interest in the joint venture, we may be unable to finance such an acquisition if it becomes exercisable or we may be required to purchase such ownership interest at a time when it would not otherwise be in our best interest to do so.

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

Our total assets as of December 31, 2020 were $607.3 million and our revenues for the year ended December 31, 2020 were $104.3 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our general and administrative expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available for distribution to our stockholders.

We have recently experienced net losses and may experience losses again in the future.

From our inception through the end of 2020, other than in 2014, we have incurred net losses. Historical net losses have generally been a result of non-cash charges, including depletion expense and HLBV losses allocated from the Triple T Joint Venture. If we are unable to generate net income in the future, and continue to incur net losses, our financial condition, results of operations, cash flows, and our ability to service our indebtedness and make distributions to our stockholders could be materially and adversely affected, which could adversely affect the market price of our common stock.

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

We are substantially dependent on our business relationship with WestRock, and our continued success will depend on WestRock’s economic performance.

The Mahrt Timber Agreements we entered into with WestRock provide that we will sell specified amounts of timber to WestRock, subject to market pricing adjustments and certain early termination rights of the parties. The Mahrt Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for WestRock, in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the wood products from our timberlands. Our financial performance is substantially dependent on the economic performance of WestRock as a consumer of our wood products. Approximately 11% of our net timber sales revenue for 2020 was derived from the Mahrt Timber Agreements, which exceeded the minimum amount of timber that WestRock was required to purchase pursuant to the Mahrt Timber Agreements. If WestRock does not continue to purchase significantly more than the minimum amount of timber it is required to purchase from us, or if WestRock becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.

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

We intend to sell portions of our timberlands, because they are HBU properties, in response to changing conditions or to fund capital allocation priorities, but if we are unable to sell these timberlands promptly or at the price that we anticipate, our land sale revenues may be reduced, which could reduce the cash available for distribution to our stockholders or our ability to fund new investments, the repayment of debt or the repurchase of our shares.

On an annual basis, we intend to sell approximately 2% of our fee timberland acreage, primarily timberlands that we have determined have become more valuable for development, recreational, conservation and other uses than for growing timber, which we refer to as HBU properties. We intend to use the proceeds from these sales to support our distributions to our stockholders. From time to time, we also sell blocks of timberland properties under a capital recycling program in order to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. We may also sell portions of our timberland from time to time in response to changing economic, financial or investment conditions. Because timberlands are relatively illiquid investments, our ability to promptly sell timberlands is limited. The following factors, among others, may adversely affect the timing and amount of our income generated by sales of our timberlands:

•general economic conditions;
•availability of funding for governmental agencies, developers, conservation organizations, individuals and others to purchase our timberlands for recreational, conservation, residential or other purposes;
•local real estate market conditions, such as oversupply of, or reduced demand for, properties sharing the same or similar characteristics as our timberlands;
•competition from other sellers of land and real estate developers;
•weather conditions or natural disasters having an adverse effect on our properties;
•relative illiquidity of real estate investments;
•forestry management costs associated with maintaining and managing timberlands;
•changes in interest rates and in the availability, cost and terms of debt financing;
•impact of federal, state and local land use and environmental protection laws;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and
•the potential need to delay sales in order to minimize the risk that gains would be subject to the 100% prohibited transactions tax.

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

The Clean Water Act regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the Clean Water Act, it is unlawful to discharge any pollutant from a “point source” into navigable waters of the United States without a permit obtained under the National Pollutant Discharge Elimination System (“NPDES”) permit program of the U.S. Environmental Protection Agency (the “EPA”). Storm water from roads supporting timber operations that is conveyed through ditches, culverts and channels are exempted by EPA rule from this permit requirement and Congress amended Section 402(1) of the Clean Water Act in 2014 to prohibit the requirement of NPDES permits for discharge of runoff associated with silvicultural activities conducted in accordance with standard industry practice, leaving those sources of water discharge to state regulation. The scope of these state regulations vary by state and are subject to change, legal challenges and legislative responses. To the extent we are subject to future federal or state regulation of storm water runoff from roads supporting timber operations, our operational costs to comply with such regulations could increase and our results of operations could be adversely affected.

Changes in climate conditions and governmental responses to such changes may affect our operations or planned future growth activities.

There continue to be increased social concerns over climate change and environmental issues, as well as numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. These initiatives include proposals to regulate and/or tax the production of carbon dioxide and other greenhouse gases to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use cleaner energy. Future legislation or regulatory activity in this area remains uncertain, and its effect on our operations is unclear at this time. We manage our timberland operations to be in compliance with applicable laws and regulations. However, it is possible that legislation or government mandates, standards or regulations intended to mitigate or reduce carbon compound or greenhouse gas emissions or other climate change effects could adversely affect our operations. For example, such initiatives could limit harvest levels or result in significantly higher costs for energy, which could have an adverse effect on our results of operations.

Additionally, there is scientific research that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Our operations and the operations of our contractors are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations. Changes in precipitation resulting in droughts could make wildfires more frequent or more severe and could adversely affect timber production. Any of these natural disasters could affect our timberlands and our harvest operations which could have a material adverse effect on our results of operations.

Our estimates of the timber growth rates on our properties may be inaccurate, which would impair our ability to realize expected revenues from those properties and could also cause us to incorrectly estimate our timber inventory and the calculation of our depletion expense.

We rely upon estimates of the timber growth rates and yield when acquiring and managing timberlands. These estimates are central to forecasting our anticipated merchantable inventory, harvest volumes, timber revenues and expected cash flows. Growth rates and yield estimates are developed by forest statisticians using measurements of trees in research plots on a property. The growth equations predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If these estimates are inaccurate, our ability to manage our timberlands in a profitable manner will be diminished, which may cause our results of operations to be adversely affected. Inaccurate estimates could also cause us to incorrectly calculate our depletion expense.

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

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a global pandemic. Since that time, the coronavirus has spread throughout the United States, including in the U.S. South and Pacific Northwest regions in which we and our joint ventures operate. In response, authorities have implemented numerous measures to try to contain and mitigate spread of the virus. These measures, which have included shelter-in-place and similar mandates for individuals and closure or curtailment of many businesses, have caused significant economic disruption as well as disruption and volatility in global capital markets, which could worsen. As a result, there have been periodic adverse effects on the demand for our timber and wood products and disruptions to our supply chain and the manufacturing, distribution and export of our timber and wood products, all of which could worsen in the future. The COVID-19 pandemic may further impact our business, results of operations and financial condition, and those of our joint ventures, including as a result of:

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

While the COVID-19 outbreak continues to rapidly evolve, the extent to which it may further impact us is highly uncertain and will depend on future developments that cannot be predicted with confidence. Such developments include, but are not limited to, the future rate of occurrence or mutation of COVID-19, continuation of or changes in governmental responses to the coronavirus outbreak, the timing and effectiveness of treatment and testing options, including availability of a vaccine, and consequential restrictions, business disruptions and the effectiveness of responsive actions taken in the United States and other countries to contain and manage the disease. Given the ongoing and dynamic nature of the circumstances, it is not possible to predict how long the impact of the coronavirus outbreak will last or how significant it will ultimately be to our business and that of our joint ventures. A sustained decline in the economy as a result of the COVID-19 pandemic and the demand for timber could materially and adversely impact our business, results of operations and financial condition and our ability to make distributions to our stockholders, as well as the results of operations and financial condition of our joint ventures.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose supermajority stockholder voting requirements unless certain minimum price conditions are satisfied; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

We are party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020 and May 1, 2020 (the “Amended Credit Agreement”), with a syndicate of lenders, including CoBank, that provides for a senior secured credit facility of up to $593.6 million, which includes four term loan facilities totaling $408.6 million, a $35 million revolving credit facility (the “Revolving Credit Facility”), and a $150 million multi-draw credit facility (the “Multi-Draw Term Facility”). We had a total of $442.7 million outstanding as of December 31, 2020, of which $408.6 million were outstanding term loans, and $34.1 million was outstanding under our Multi-Draw Term Facility.

Our existing indebtedness and any indebtedness we may incur in the future could have important consequences to us and the trading price of our common stock, including:

•limiting our ability to borrow additional amounts for execution of our growth strategy, capital expenditures, debt service requirements, working capital or other purposes;

•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to service the debt;
•increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates;
•limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;
•limiting our ability or increasing the costs to refinance indebtedness;
•limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions;
•forcing us to dispose of one or more properties, possibly on disadvantageous terms;
•forcing us to sell additional equity securities at prices that may be dilutive to existing stockholders;
•causing us to default on our obligations or violate restrictive covenants, in which case the lenders or mortgagees may accelerate our debt obligations, foreclose on the properties that secure their loans and take control of our properties that secure their loans and collect net timber revenues and other property income; and
•in the event of a default under any of our recourse indebtedness or in certain circumstances under our mortgage indebtedness, we would be liable for any deficiency between the value of the property securing such loan and the principal and accrued interest on the loan.

If any one of these events were to occur, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations could be materially and adversely affected.

Our financial condition could be adversely affected by financial and other covenants and other provisions under the Amended Credit Agreement or other debt agreements.

Pursuant to the Amended Credit Agreement, we are required to comply with certain financial and operating covenants, including, among other things, covenants that require us to maintain certain leverage, coverage and LTV ratios and a minimum liquidity balance and covenants that prohibit or restrict our ability to incur additional indebtedness, grant liens on our real or personal property, make certain investments, dispose of our assets and enter into certain other types of transactions. The Amended Credit Agreement also prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than 50%. We may only declare and pay distributions not required to maintain our REIT status if (i) our LTV ratio is less than 50%, (ii) we maintain a minimum fixed-charge coverage ratio of 1.05:1.00, and (iii) we limit our aggregate capital expenditures to 1% of the value of our timberlands during any fiscal year. Failure to comply with any of these covenants would likely result in us being prohibited from making any distributions.

The Amended Credit Agreement also subjects us to mandatory prepayment from proceeds generated from certain dispositions of timberlands or lease terminations, which may have the effect of limiting our ability to make distributions under certain circumstances. Provided that no event of default has occurred and the LTV ratio, calculated after giving effect to the disposition, does not exceed 42.5%, the mandatory prepayment requirement excludes (1) net real property disposition proceeds until the aggregate amount of such proceeds received during any fiscal year exceeds 2% of the bank value of the timberlands; (2) lease termination proceeds until the amount of such proceeds exceeds 0.5% of the bank value of the timberlands in a single termination or 1.5% in aggregate over the term of the facility; and (3) net real property disposition proceeds from large property dispositions, as defined, to the extent the proceeds are used within 270 days of receipt for acquisition of additional real property that will be subject to the lien of the Amended Credit Agreement. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, a breach of these covenants or other event of default would allow CoBank to accelerate payment of the loan. Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

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

If we cannot make scheduled payments on our debt:

•the holders of our debt could declare all outstanding principal and interest to be due and payable;
•the holders of our secured debt could commence foreclosure proceedings against our assets; and
•we could be forced into bankruptcy or liquidation.

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

On July 6, 2018, our operating partnership completed its investment in Creek Pine Holdings, LLC, which owns our interest in the Triple T Joint Venture. Because the Triple T Joint Venture's sole asset is its interest in Creek Pine REIT, LLC (“Creek Pine REIT”), we own an indirect interest in Creek Pine REIT. Creek Pine REIT elected to be taxed as a REIT beginning with its taxable year ended December 31, 2018. Equity in a REIT is a qualifying asset for purposes of the REIT asset tests, and dividends from a REIT are qualifying income for purposes of the REIT gross income tests. Creek Pine REIT is subject to the same REIT qualification requirements that apply to us. If Creek Pine REIT were to fail to qualify as a REIT, (i) Creek Pine REIT would become subject to U.S. federal and applicable state and local corporate income tax and (ii) our interest in Creek Pine REIT would cease to be a qualifying asset for purposes of our REIT asset tests, potentially causing us to fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Legislative or regulatory tax changes could adversely affect us, our stockholders or our customers.

The federal income tax laws governing REITs and their stockholders, and administrative interpretations of those laws, may be amended at any time, possibly with retroactive effect.

The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) made numerous changes to the tax rules that may affect our stockholders and our customers and may directly or indirectly affect us. Many of the changes applicable to individuals apply only through December 31, 2025, including a deduction of up to 20% of ordinary REIT dividends for non-corporate taxpayers. The IRS has issued significant guidance under the TCJA, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), has been enacted, which makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and

Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the TCJA, are possible.

You are urged to consult with your tax advisor with respect to the impact of the TCJA, the CARES Act, and any other regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Even if we continue to qualify to be taxed as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flows.

Even if we continue to qualify to be taxed as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

•In order to qualify as a REIT, we must distribute annually dividends equal to at least 90% of our REIT taxable income to our stockholders (determined without regard to the dividends-paid deduction and excluding net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income, including undistributed net capital gains.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
•If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain may be subject to the 100% “prohibited transaction” tax.
•Our taxable REIT subsidiaries will be subject to tax on their taxable income.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on stockholders’ investments.

As a REIT, we would be subject to a 100% tax on any net income from “prohibited transactions.” In addition, gross income from prohibited transactions would be excluded from both of the gross income tests. In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business unless we qualify for a safe harbor exception. Delivered logs, if harvested and sold by a REIT directly, would likely constitute property held for sale to customers in the ordinary course of business and would, therefore, be subject to the prohibited transactions tax if sold at a gain. Accordingly, we sell standing timber to CatchMark TRS under pay-as-cut contracts which generate capital gain to us under Section 631(b) of the Code (to the extent the timber has been held by us for more than one year), and CatchMark TRS, in turn, harvests such timber and sells logs to its customers. (Creek Pine REIT uses a similar structure.) However, if the IRS were to successfully disregard CatchMark TRS’ role as the harvester and seller of such logs for federal income tax purposes, our income, if any, from such sales could be subject to the 100% prohibited transaction tax. In addition, sales by us of HBU property at the REIT level could, in certain circumstances, constitute prohibited transactions. We intend to avoid the 100% prohibited transaction tax by satisfying safe harbors in the Code, structuring dispositions as non-taxable like-kind exchanges or making sales that otherwise would be prohibited transactions through one or more TRSs whose taxable income is subject to regular corporate income tax. We may not, however, always be able to identify properties that might be treated as part of a “dealer” land sales business. For example, if we sell any HBU properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

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

The publication of LIBOR rates may be discontinued after 2021. LIBOR is used as a reference rate for our variable rate debt under the Amended Credit Agreement and for our interest rate swap arrangements. We may have to amend the Amended Credit Agreement and our interest rate swap agreements to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations and Revenue Procedure 2020-44 would treat certain modifications that would be taxable events under current law as non-taxable events. Such guidance does not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

In addition to the other risks listed in this “Risk Factors” section, a number of factors (many of which factors may be amplified by the COVID-19 outbreak) could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock, including:

•the annual yield from distributions on our common stock as compared to yields on other financial instruments;
•equity or debt issuances by us, or future sales of substantial amounts of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;
•short sales or other derivative transactions with respect to our common stock;
•the ability of our share repurchase program to improve stockholder value over the long term;
•changes in market valuations of companies in the timberland, pulp and paper, homebuilding or real estate industries;
•increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of our common stock to demand a higher yield;
•fluctuations in general stock market prices and volumes;
•additions or departures of key management personnel;
•our operating performance and the performance of other similar companies;
•actual or anticipated differences in our quarterly operating results;
•changes in expectations of future financial performance or changes in estimates of securities analysts;
•publication of research reports about us or our industry by securities analysts or failure of our results to meet expectations of securities analysts;
•failure to qualify as a REIT;
•adverse market reaction to any debt securities or preferred equity securities we issue in the future or any indebtedness we incur in the future;
•strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments that adversely affect us or our industry;
•speculation in the press or investment community;

•changes in our earnings;
•failure to continue to satisfy the listing requirements of the NYSE;
•failure to comply with the requirements of the Sarbanes-Oxley Act;
•actions by institutional stockholders or joint venture partners;
•changes in accounting principles; and
•general market, economic, industry and stock market conditions, including various factors that unrelated to our performance, such as the substantial disruption relating to COVID-19.

Many of the factors listed above are beyond our control. These factors may cause the price of our common stock to decline, regardless of our results of operations, business, or prospects. It is impossible to assure that the market price of our common stock will not fall in the future.

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

Future offerings of debt securities, or preferred equity securities, which would be senior to our common stock, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering debt or preferred equity securities, including senior or subordinated notes and classes of preferred stock. Holders of our debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Future offerings of debt or preferred equity securities also may reduce the distributions that we pay with respect to our common stock. We are not required to offer any such additional debt or preferred equity securities to existing common stockholders on a preemptive basis, and we may generally issue any such debt or preferred equity securities in the future without obtaining the consent of our common stockholders. As a result, any such future offerings of debt securities or preferred equity securities may adversely affect the market price of the common stock or the distributions that we pay with respect to our common stock.

Increases in market interest rates may result in a decrease in the value of our common stock.

One of the factors that may influence the price of our common stock is our distribution rate on the common stock (as a percentage of the share price of our common stock) relative to market interest rates on interest-bearing securities such as bonds. We have declared and paid cash distributions in each quarter since the first quarter of 2014 and expect to continue to declare cash distributions in the future. If market interest rates increase, prospective purchasers of our common stock may desire a higher yield on our common stock or seek securities paying higher dividends or yields. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution, and therefore, we may not be able, or may not choose to, pay a higher distribution rate. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities rise.

General Risk Factors

We depend on the efforts and expertise of our key executive officers and would be adversely affected by the loss of their services.

We depend on the efforts and expertise of our Chief Executive Officer and President, our Chief Resources Officer and Senior Vice President, and our Chief Financial Officer and Senior Vice President to execute our business strategy, and we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, would have an adverse effect on our business.

In addition, our amended asset management agreement with the Triple T Joint Venture includes a “key man” provision requiring us to find a suitable replacement if Brian M. Davis, our Chief Executive Officer and President,

ceases to be employed by us. If we were to fail to find such suitable replacement within a one-year period, the Preferred Investors in the Triple T Joint Venture have the right to terminate the asset management agreement, which would have a materially adverse effect on our business.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information, such as personally identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures and those of our information technology vendors will not be able to prevent the systems’ improper functioning or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems and those of our information technology vendors could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any one of which could materially and adversely affect our financial condition and results of operations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES
As of December 31, 2020, we wholly owned interests in 408,200 acres of high-quality industrial timberland in the U.S. South and the Pacific Northwest, consisting of 386,500 acres of fee timberlands and 21,700 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper, and wood products manufacturing facilities. Our Southern timberlands consisted of 73% pine plantations by acreage and 54% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 82% sawtimber by volume. Our leased timberlands include 21,700 acres under one long-term lease expiring in 2022, which we refer to as the LTC lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of December 31, 2020 (1)	Fee	Lease	Total
South
Alabama	67,400	1,800	69,200
Florida	500	—	500
Georgia	230,800	19,900	250,700
South Carolina	69,700	—	69,700
	368,400	21,700	390,100
Pacific Northwest
Oregon	18,100	—	18,100
Total	386,500	21,700	408,200
(1)    Represents wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

As of December 31, 2020, our wholly-owned timber inventory consisted of an estimated 16.6 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory (1)	Fee	Lease	Total
Pulpwood	7.2	0.3	7.5
Sawtimber (2)	8.8	0.3	9.1
Total	16.0	0.6	16.6
(1)     Merchantable timber inventory includes current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.
(2)    Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of December 31, 2020 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of December 31, 2020
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0% (1)
Acreage owned by the joint venture	—	1,083,000
Merchantable timber inventory (million tons)	—	44.1 (2)
Location	Georgia	Texas
(1)    Represents our share of total partner capital contributions.

(2)    Triple T considers inventory to be merchantable at age 12. Merchantable timber inventory includes current year growth.

Our methods of estimating timber inventory are consistent with industry practices. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on statistical sampling of the harvestable timbered acres, known as timber sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of the oldest premerchantable age class into merchantable inventory, which currently is 15 years after stand establishment in the South and 35 years after stand establishment in the Pacific Northwest. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, advanced seedling genetics, future harvest age profiles and biological growth factors.

The graphs below present the number of acres of our timberland as of December 31, 2020 by age class:

Forest Age Class Profile - U.S. South
Acres (1)
80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
0
58,645
1,238
34,400
3,179
16,612
4,766
21,442
4,997
22,485
2,902
18,889
2,526
27,515
1,327
26,241
1,801
67,767
40,783
0-2
3-5
6-8
9-11
12-14
15-17
18-20
21-23
24+
Age (in Years)
Natural Pine and Hardwood (2)
Pine Plantation (3)

(1)     Acres presented in the graph includes fee timberland only and excludes 10,800 acres of non-forest land.
(2)     Natural Pine and Hardwood represents acres that have been seeded by standing older pine trees near the site through the natural process of seeds dropping from the cones of the older trees. Natural pine sites generally include some mix of naturally occurring hardwood trees as well.
(3)    Pine Plantation represents acres planted or to be planted with pine seedlings to maximize the growth potential and inventory carrying capacity of the soils. Pine Plantation acre inventory is devoted to pine species only.

Forest Age Class Profile - Pacific Northwest
Acres (1)
4,000
3,000
2,000
1,000
0
1,911
3,368
2,484
1,838
1,466
1,335
1,238
703
787
543
598
0-4
5-9
10-14
15-19
20-24
25-29
30-34
35-39
40-44
45-49
50+
Age (in Years)
Productive Acres

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

ITEM 3.LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE under the symbol “CTT”.

Holders

As of February 25, 2021, there were 1,427 stockholders of record of our common stock.

Cumulative Total Shareholder Return

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2015 to December 31, 2020 with the Russell 3000, which is a broad-based market index of issuers with similar capitalization; with the Russell Microcap Index, which is a broad-based market index of securities with the smallest market capitalization; and with the S&P Global Timber & Forestry Index, which is an industry specific market index of peer issuers. The graph assumes a $100 investment in each of the indices on December 31, 2015, and the dividends received are reinvested at month-end.

Comparison of Cumulative Total Return
Total Return
200
180
160
140
120
100
80
60
40
20
0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
CatchMark Timber Trust, Inc.
Russell Microcap Index
Russell 3000 Index
S&P Global Timber & Forestry Index

The data in the following table was used to create the above graph as of the respective dates:

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
CatchMark Timber Trust, Inc.	$100	$104	$127	$72	$123	$107
Russell 3000 Index	$100	$110	$131	$122	$157	$186
Russell Microcap Index	$100	$119	$133	$114	$138	$166
S&P Global Timber & Forestry Index	$100	$111	$146	$117	$136	$161
(1)      Data points are the last trading day of each fiscal year.

Issuer Purchase of Equity Securities

During the fourth quarter of 2020, we did not repurchase any shares of our common stock under our SRP. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources section for further details about our SRP.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data as of and for the five years ended December 31, 2020 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 — Financial Statements and Supplementary Data hereof. All amounts are in thousands except for per-share, tonnage, acreage, and per-acre data.

	As of December 31,
	2020	2019	2018	2017	2016
Financial Position
Cash and cash equivalents	$11,924	$11,487	$5,614	$7,805	$9,108
Total assets	$607,328	$663,865	$804,772	$740,158	$709,824
Outstanding debt	$442,705	$458,555	$478,619	$337,619	$325,656
Total liabilities	$477,416	$470,662	$483,116	$337,778	$328,754
Total stockholders’ equity	$128,764	$192,641	$321,656	$402,380	$381,070
Total equity	$129,912	$193,203	$321,656	$402,380	$381,070

Period - End Acres
Fee	386,500	410,200	432,900	479,400	467,500
Lease	21,700	25,300	30,200	30,900	32,100
Wholly-owned total	408,200	435,500	463,100	510,300	499,600
Joint venture interest (1)	1,083,000	1,092,000	1,104,800	10,500	—
Total acres	1,491,200	1,527,500	1,567,900	520,800	499,600

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Results
Total revenues	$104,290	$106,709	$97,857	$91,295	$81,855
Loss before unconsolidated joint ventures and income taxes	$(12,154)	$(4,977)	$(15,090)	$(14,648)	$(11,070)
Net loss	$(17,538)	$(93,321)	$(122,007)	$(13,510)	$(11,070)
Net loss attributable to common stockholders	$(17,508)	$(93,321)	$(122,007)	$(13,510)	$(11,070)
Net loss per share available to common stockholders, basic and diluted	$(0.36)	$(1.90)	$(2.55)	$(0.34)	$(0.29)
Weighted-average common shares outstanding	48,816	49,038	47,937	39,751	38,830
Adjusted EBITDA (2)	$52,065	$56,906	$49,786	$41,970	$36,486

Cash Flows
Cash provided by operating activities	$40,455	$32,942	$29,796	$27,419	$30,849
Cash provided by (used in) investing activities	$10,791	$22,830	$(212,514)	$(68,416)	$(144,765)
Cash provided by (used in) financing activities	$(50,809)	$(49,899)	$180,527	$39,694	$114,999
Cash dividends/distributions paid	$26,263	$26,269	$25,601	$21,349	$20,382
Cash dividends paid per common share/unit	$0.54	$0.54	$0.54	$0.54	$0.53

Investments in unconsolidated joint ventures	$5,000	$—	$200,000	$10,539	$—
Net proceeds from large dispositions	$20,863	$25,151	$79,134	$—	$—
Operating distributions from unconsolidated joint ventures	$274	$978	$3,771	$—	$—
Capital distributions from unconsolidated joint ventures	$455	$3,830	$4,744	$—	$—

Capital Expenditures
Timberland acquisitions(3) and earnest money paid	$—	$1,973	$91,821	$52,260	$141,570
Capital expenditures-other	$5,527	$4,178	$4,571	$5,617	$3,195

Selected Operating Data
Timber Sales Volume (tons)
Pulpwood	1,335,449	1,310,420	1,356,318	1,424,017	1,360,437
Sawtimber (4)	985,914	932,653	818,606	927,191	867,055
Total	2,321,363	2,243,073	2,174,924	2,351,208	2,227,492

U.S. South
Timber Sales Volume (tons)
Pulpwood	1,321,567	1,301,931	1,356,128	1,424,017	1,360,437
Sawtimber (4)	876,854	872,746	816,717	927,191	867,055
Total	2,198,421	2,174,677	2,172,845	2,351,208	2,227,492

Harvest Mix
Pulpwood	60%	60%	62%	61%	61%
Sawtimber (4)	40%	40%	38%	39%	39%
Delivered % as of total volume	62%	71%	80%	74%	64%
Stumpage % as of total volume	38%	29%	20%	26%	36%

Net Timber Sales Price ($ per ton)
Pulpwood	$13	$14	$14	$13	$14
Sawtimber (4)	$23	$24	$24	$24	$24

Timberland Sales
Gross sales	$15,642	$17,572	$17,520	$14,768	$12,515
Basis of timberland sold	$11,396	$14,053	$12,380	$9,890	$9,728
Acres sold	9,300	9,200	8,500	7,700	7,300
% of fee acres	2.3%	2.2%	1.8%	1.7%	1.7%
Price per acre (5)	$1,689	$1,920	$2,064	$1,924	$1,718

Large Dispositions
Gross sales	$21,250	$25,395	$79,301	$—	$—
Basis of timberland sold	$19,589	$17,190	$79,524	$—	$—
Acres sold	14,400	14,400	56,100	—	—
Price per acre (6)	$1,474	$1,758	$1,414	$—	$—

Pacific Northwest
Timber Sales Volume (tons)
Pulpwood	13,882	8,489	190	—	—
Sawtimber	109,060	59,907	1,889	—	—
Total	122,942	68,396	2,079	—	—

Harvest Mix
Pulpwood	11%	12%	9%	—%	—%
Sawtimber (4)	89%	88%	91%	—%	—%
Delivered % as of total volume	97%	88%	—%	—%	—%
Stumpage % as of total volume	3%	12%	100%	—%	—%

Delivered Timber Sales Price ($ per ton)
Pulpwood	$29	$32	$—	$—	$—
Sawtimber	$104	$88	$—	$—	$—

Consolidated
Direct Timberland Acquisitions
Gross acquisitions	$—	$1,925	$89,700	$71,648	$141,013
Acres acquired	—	900	18,100	30,600	81,900
Price per acre	$—	$2,185	$4,956	$2,341	$1,721

Joint Venture Timberland Acquisitions (1)
Gross acquisitions	$—	$—	$1,389,500	$20,000	$—
Acres acquired	—	—	1,099,800	11,031	—
Price per acre	$—	$—	$1,263	$1,813	$—
(1)Represents properties owned by Triple T Joint Venture in which CatchMark owns the common limited partnership interest and Dawsonville Bluffs, LLC, a joint venture in which CatchMark owns a 50% membership interest. CatchMark serves as the manager for both of these joint ventures.
(2)See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA for the definition and information regarding why we present Adjusted EBITDA and for a reconciliation of this non-GAAP financial measure from net income (loss).
(3)Includes transaction costs.
(4)Includes chip-n-saw and sawtimber.
(5)Excludes value of timber reservation, which retained 132,200 tons, 14,700 tons, 29,700 tons, 22,600 tons, and 113,000 tons of merchantable inventory, respectively, for 2020, 2019, 2018, 2017 and 2016.
(6)Excludes value of timber reservations, which retained 56,300 tons, 47,300 tons, and 201,900 tons of merchantable inventory, respectively, for 2020, 2019 and 2018.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 — Selected Financial Data above and our accompanying consolidated financial statements and notes thereto in Item 8 — Financial Statement and Supplementary Data. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Our business strategy, built on investments in prime timberlands in high-demand mill markets and superior management, served us well during the unprecedented economic volatility of 2020 caused by the COVID-19 pandemic. During the year, we exceeded performance targets, maintained healthy liquidity and stable leverage and effectively managed our debt capital, all while making significant progress in furthering our long-term strategic objectives. Our fiber supply agreements, delivered wood model and opportunistic stumpage sales were primary performance drivers, generating stable and predictable cash flows from sustainable harvests that, combined with revenues from opportunistic land sales and active investment management, provided recurring dividends to our stockholders funded from cash from operations.

Our total harvest volume increased from the prior year, driven by higher stumpage sales volume in the U.S. South region and increased volume in the Pacific Northwest. Demand for pulp-related products remained strong and increased housing starts and robust repair and remodeling activity improved demand patterns for sawtimber products since the onset of the COVID-19 pandemic, supporting steady harvest volume flow to our mill customers. We actively managed our log merchandising efforts together with delivered and stumpage sales to achieve the highest available price for our timber products. Our realized stumpage prices continued to hold a significant premium over South-wide averages as a result of the strong micro-markets where we have selectively assembled our prime timberlands portfolio. Asset management fee revenues increased as a result of the asset management agreement amendment with the Triple T Joint Venture during the second quarter of 2020. Our capital recycling program, employing targeted large dispositions, continues to improve the quality of our timberland portfolio and strengthen our balance sheet through disciplined capital allocation to enable future investments in prime timberlands, furthering our growth strategy.

Joint Ventures

In June 2020, we invested an additional $5.0 million in the Triple T Joint Venture on the same terms and conditions as our original investment in connection with amendments to the joint venture agreement and asset management agreement. The proceeds of our additional $5.0 million investment, along with the proceeds from $140.0 million of borrowings under the Triple T Joint Venture’s secured, non-recourse credit facility, were used to make a payment of $145.0 million to GP in connection with an amendment to a wood supply agreement between the Triple T Joint Venture and GP. This amendment is intended to achieve market-based pricing on timber sales, increase reimbursement for extended haul distances, provide the ability for the Triple T Joint Venture to sell sawtimber to other third parties, and expand the Triple T Joint Venture’s ability to sell large timberland parcels to third-party buyers. The successful renegotiation of the GP wood supply agreement paves the way for generating improved joint venture performance going forward as well as enhancing long-term asset value. The supply agreement between the Triple T Joint Venture and GP was also extended by two years from 2029 to 2031, allowing for the Triple T Joint Venture’s harvest volume obligations to be further optimized to enhance and preserve long-term asset value.

The Dawsonville Bluffs Joint Venture completed the disposition of its timberlands during 2019. Life-to-date through December 31, 2020, we have recognized $5.0 million of income and received cash distributions of $14.1 million from the Dawsonville Bluffs Joint Venture, representing a return of our $10.5 million investment and cumulative preferred return of $3.6 million. In addition, we have earned $1.2 million in asset management fees from the Dawsonville Bluffs Joint Venture, including $0.9 million of incentive-based promotes for exceeding investment hurdles. As of December 31, 2020, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.3 million. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details.

Large Dispositions

Over the last three years, we have undertaken a capital recycling program whereby we sell blocks of timberland properties to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. During 2020, we completed large dispositions totaling 14,400 acres for $21.3 million, recognizing a gain of $1.3 million, and used the net proceeds to pay down our outstanding debt by $20.9 million.

Capital Activities

We reduced our outstanding debt balance by $15.8 million from the end of 2019 as a result of repaying $20.9 million with net proceeds from large dispositions, offset by borrowing $5.0 million to fund our additional equity investment in the Triple T Joint Venture.

During the second quarter of 2020, we entered into an amendment to the Amended Credit Agreement to reduce or remove certain restrictive financial covenants providing increased capacity for working capital or other purposes, if needed, under our Revolving Credit Facility, provide the ability to make additional investments in joint ventures during the year and to lower unused commitment fees (see Liquidity and Capital Resources – Amendment to Amended Credit Agreement below for additional information).

During 2020, we paid $26.3 million of dividends to our stockholders and repurchased $2.0 million of shares of common stock under our SRP at an average price of $6.53 per share.

Segment Information

We have three reportable segments: Harvest, Real Estate and Investment Management. Our Harvest segment includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Our Real Estate segment includes timberland sales, cost of timberland sales and large dispositions. Our Investment Management segment includes investments in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. For additional information, see Item 7 — Management Discussion and Analysis — Segment EBITDA below and Note 15 — Segment Information to our accompanying consolidated financial statements.

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

According to an advance estimate released by the Bureau of Economic Analysis, real gross domestic product ("GDP") increased at an annual rate of 4.0% in the fourth quarter of 2020, reflecting both the continued economic recovery from the sharp declines earlier in the year and the ongoing impact of the COVID-19 pandemic, including new restrictions and closures that took effect in some areas of the United States. Full year 2020 real GDP decreased by 3.5%. While most sectors experienced declines during 2020, residential fixed investment increased, mainly reflecting increased home improvement spending. The housing market improved with total housing starts estimated 1.4 million units, up 7.0% from 2019. We anticipate that the housing market will continue to improve in 2021, which we believe should lead to steady lumber demand and long-term higher pricing for timber products. We expect our 2021 timber sales volume to decrease to between 2.0 million to 2.2 million tons, reflecting consistent annual productivity on a per-acre basis.

Impact of COVID-19 On Our Business

In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 outbreak is a widespread health crisis that has adversely affected the economies and financial markets of many countries, including the U.S. Economists expect the impact of the pandemic will continue to be significant in 2021.

The outbreak resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter-in-place orders. During March and April 2020, most U.S. states issued executive orders requiring workers to remain at home, unless their work was critical, essential, or life-sustaining. While many of these executive orders have expired or been partially lifted, others remain in place and call for extended quarantines. These measures may remain in place for a significant period and adversely affect our business, results of operations and financial condition, as well as the business, operations and financial conditions of our customers and contractors. We believe that, based on the various standards published to date, our business, particularly with respect to supplying raw materials to the forest products, paper and packaging industry, and the businesses of our customers are essential industries that have been allowed to remain open. Accordingly, COVID-19 has had a limited impact on our physical operations to date. We have implemented new procedures to support the health and safety of our employees, contractors and customers and we are following all federal, state and local health department guidelines. The costs associated with these safety procedures were not material.

The COVID-19 pandemic had only a minimal impact on our overall results for 2020. We managed our harvest operations effectively through the pandemic, increasing total harvest volumes by 3% and generating comparable timber sales revenue and higher Harvest EBITDA versus the prior year. Projections under these circumstances are necessarily guarded and subject to change, but demand for pulp-related products has remained strong and demand patterns for sawtimber products have improved from the early days of the pandemic as demand and pricing for lumber has been strong due to increased housing starts and robust repair and remodeling activity. However, given the ongoing and dynamic nature of the circumstances, it is not possible to predict how long the impact of the coronavirus outbreak on the economic environment and on our business will last or how significant it will ultimately be. A sustained decline in the economy as a result of the COVID-19 pandemic and the demand for timber could materially and adversely impact our business, results of operations and financial condition and our ability to make distributions to our stockholders.

While we effectively managed its impact on our 2020 results, the ultimate risk posed by COVID-19 to our future performance remains uncertain. It continues to pose a material risk to our business, results of operations and financial condition, including as a result of (1) declines in our harvest volumes due to (i) a deterioration in the housing market and a resulting decrease in demand for our sawtimber, (ii) a decline in production level at our customers' mills due to instances of COVID-19 among their employees or decreased demand for their products and (iii) the effects of COVID-19 on contract logging operations, transportation and other critical third-party providers; (2) the inability to complete timberland sales due to the inability of potential buyers to complete title searches and other customary due diligence, including as a result of state and local government office closures; (3) effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the company’s financial reporting and internal controls; and (4) market volatility and market downturns negatively impacting the trading of our common stock.

The longer-term consequences of the COVID-19 pandemic to the economy and our customers continue to be unknown; however, the approval and distribution of vaccines create a belief that the economy will begin to return to normal over the course of 2021. We are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. We are bolstered by our delivered wood model and fiber supply agreements, which provide a steady source of demand from reliable counterparties. With respect to liquidity, we believe we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. After our deleveraging initiatives and other balance sheet strengthening in 2019 and 2020, we believe we are well positioned to weather the economic turmoil.

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

In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to pay distributions to stockholders and partially fund timberland acquisitions. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash flow from operations or existing debt availability; however, proceeds from future debt financings, and equity and debt offerings may be used to fund capital expenditures, acquire new timberland properties, invest in joint ventures, and pay down existing and future borrowings. From time to time, we also sell certain large timberland properties in order to generate capital to fund capital allocation priorities, including but not limited to redeployment into more desirable timberland investments, pay down of outstanding debt or repurchase of shares of our common stock. Such large dispositions are typically larger in size and more infrequent than sales under our normal land sales program.

Shelf Registration Statement and Equity Offering

On February 28, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC, which was declared effective on May 7, 2020. Our shelf registration statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, we entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of our common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under our shelf registration statement. As of December 31, 2020, we have not sold any shares of common stock under the distribution agreement.

Credit Facilities

On May 1, 2020, we entered into an amendment to the Amended Credit Agreement that provided for, among other things: (1) the removal of the LTV ratio covenant reduction, from 50% to 45%, which would have otherwise been effective on December 31, 2021; (2) the removal of the minimum liquidity balance of $25.0 million, which enables us to draw down more proceeds for working capital or other purposes if needed under our Revolving Credit Facility; (3) a reduction in the Multi-Draw Term Facility commitment from $200 million to $150 million, which still provides us with ample capacity for future acquisitions while lowering our unused commitment fees; and (4) the ability to make additional investments in joint ventures during 2020.

The table below presents the details of each credit facility under the Amended Credit Agreement as of December 31, 2020:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate (1)	Unused Commitment Fee (1)	Total Capacity	Outstanding Balance	Remaining Capacity
Revolving Credit Facility	12/1/2022	LIBOR + 2.20%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	0.35%	150,000	34,086	$115,914
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	—
Total				$593,619	$442,705	$150,914
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

In March 2020 and 2019, we received patronage dividends of $4.1 million and $3.3 million, respectively, on our patronage eligible borrowings. Of the total patronage dividends received in March 2020, $3.1 million was received in cash, including a $0.1 million special cash distribution, and $1.0 million was received in equity of the Patronage Banks. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' boards of directors. As of December 31, 2020, we have accrued $3.6 million of patronage dividends receivable for 2020, approximately 75% of which is expected to be received in cash in March 2021.

Debt Covenants

The Amended Credit Agreement contains, among others, the following financial covenants which:

•limit the LTV Ratio to 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1:00 at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of December 31, 2020.

Interest Rate Swaps

We enter into interest rate swaps to mitigate our exposure to changing interest rates on our variable-rate debts. Prior to October 2019, we had ten outstanding interest rate swaps with Rabobank, which effectively fixed interest rates on $350.0 million of our outstanding debt at 4.26%, inclusive of applicable spread but before considering patronage dividends. In October 2019, we terminated these interest rate swaps and entered into two new interest rate swaps with Rabobank with a total notional amount of $275.0 million. As of December 31, 2020, we effectively fixed interest rates on $275.0 million of our $442.7 million variable-rate debt at 3.98%, inclusive of applicable spread but before considering patronage dividends. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the Board may discontinue or suspend the program at any time. During the year ended December 31, 2020, we repurchased 304,719 shares of our common stock at an average price of $6.53 per share for a total of $2.0 million under the SRP, including transaction costs. All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of December 31, 2020, we had 48.8 million shares of common stock outstanding and may repurchase up to an additional $13.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

For the year ended December 31, 2020, net cash provided by operating activities was $40.5 million, a $7.5 million increase from the year ended December 31, 2019. Cash provided by operating activities consisted primarily of receipts from customers for timber, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The increase was primarily due to a $9.2 million decrease in cash paid for interest expense and a $2.3 million decrease in cash used for working capital due to timing of receipts and payments, offset by a $2.1 million increase in general and administrative expense (including $1.8 million paid in connection with our former CEO's retirement) and a $1.8 million decrease in net proceeds from timberland sales.

For the year ended December 31, 2020, net cash provided by investing activities was $10.8 million as compared to $22.8 million for the year ended December 31, 2019. We invested an additional $5.0 million in the Triple T Joint Venture in 2020, received $4.3 million less in gross proceeds from large dispositions and $3.4 million less in cash distributions from the Dawsonville Bluffs Joint Venture and incurred $1.3 million more in capital expenditures during

2020 as compared to 2019. We did not complete any timberland acquisitions in 2020 as compared to using $2.0 million to acquire 900 acres in South Carolina in 2019.

Net cash used in financing activities for the year ended December 31, 2020 was $50.8 million as compared to $49.9 million for the year ended December 31, 2019. We paid down $20.9 million of our outstanding debt balance on the Multi-Draw Term Facility with net proceeds received from large dispositions during 2020. We paid cash distributions of $26.3 million to our stockholders, funded from net cash provided by operating activities. We used $3.3 million to repurchase shares of our common stock using cash on-hand, including using $2.0 million towards repurchases under the SRP, $1.0 million to repurchase shares for tax withholding purpose, and $0.3 million to repurchase shares pursuant to the Separation Agreement with our former CEO. We paid $4.3 million in interest expense pursuant to the terms of our interest rate swaps during 2020. Additionally, we paid $1.0 million of financing costs in connection with the amendment to the Amended Credit Agreement in May 2020. We also borrowed $5.0 million under our Multi-Draw Term Facility to fund the additional equity investment in the Triple T Joint Venture.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of December 31, 2020, we had a cash balance of $11.9 million and had $150.9 million of additional borrowing capacity under the Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber sales, timberland sales, asset management fees, and distributions from unconsolidated joint ventures, and from other capital raising activities, including large dispositions, proceeds from secured or unsecured financings from banks and other lenders; and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, including operating lease obligations, interest expense on any outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions.

Distributions

Our board of directors has authorized cash distributions quarterly. The amount of future distributions that we may pay will be determined by our board of directors as described in the Overview section above. For the year ended December 31, 2020, we declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 13, 2020	February 28, 2020	March 16, 2020	$0.135
May 4, 2020	May 29, 2020	June 15, 2020	$0.135
August 3, 2020	August 31, 2020	September 15, 2020	$0.135
October 29, 2020	November 30, 2020	December 15, 2020	$0.135

For the year ended 2020, we paid total distributions of $26.3 million, including $0.1 million paid to the limited partners of CatchMark Timber OP. The distributions were funded from net cash provided by operating activities.

On February 11, 2021, we declared a cash distribution of $0.135 per share for our common stockholders of record on February 26, 2021, payable on March 15, 2021.

Results of Operations

Overview

For the years ended December 31, 2020 and 2019, we generated total revenues of $104.3 million and $106.7 million, respectively. We improved our net loss by 81% to $17.5 million, primarily due to lower losses from the Triple T Joint Venture. We generated Adjusted EBITDA of $52.1 million as our business strategy of investing in prime timberlands and principally utilizing delivered wood sales as well as opportunistic stumpage sales helped navigate pandemic-related economic volatility. Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes and associated depletion expense, changes to associated depletion rates, the level of timberland sales, management fees earned, large dispositions, varying interest expense based on the amount and cost of outstanding borrowings, and performance of our unconsolidated joint ventures.

Selected operational results for each of the years ended December 31, 2020 and 2019 are shown in the following table (in thousands, except for per-acre amounts):

	Year Ended December 31,		Change
	2020	2019	%
Consolidated
Timber sales revenue	$72,344	$72,557	—%
Timberland sales revenue	$15,642	$17,572	(11)%
Asset management fees revenue	$12,184	$11,948	2%

Timber sales volume (tons)
Pulpwood	1,335,449	1,310,420	2%
Sawtimber (1)	985,914	932,653	6%
	2,321,363	2,243,073	3%

U.S. South
Timber sales revenue	$60,798	$67,231	(10)%

Timber sales volume (tons)
Pulpwood	1,321,567	1,301,931	2%
Sawtimber (1)	876,854	872,746	—%
	2,198,421	2,174,677	1%

Harvest Mix
Pulpwood	60%	60%
Sawtimber (1)	40%	40%
Delivered % as of total volume	62%	71%
Stumpage % as of total volume	38%	29%

Net timber sales price (per ton) (2)
Pulpwood	$13	$14	(9)%
Sawtimber (1)	$23	$24	(6)%

Timberland sales
Gross sales	$15,642	$17,572	(11)%
Acres sold	9,300	9,200	1%
% of fee acres	2.3%	2.2%
Price per acre (3)	$1,689	$1,920	(12)%

Large Dispositions (4)
Gross sales	$21,250	$25,395	(16)%
Acres sold	14,400	14,400	—%
Price per acre (6)	$1,474	$1,758	(16)%
Gain on large dispositions	$1,274	$7,961	(84)%

Pacific Northwest
Timber sales revenue	$11,546	$5,326	117%

Timber sales volume (tons)
Pulpwood	13,882	8,489	64%
Sawtimber	109,060	59,907	82%
	122,942	68,396	80%
Harvest Mix
Pulpwood	11%	12%
Sawtimber	89%	88%
Delivered % as of total volume	97%	88%
Stumpage % as of total volume	3%	12%

Delivered timber sales price (per ton) (2) (5)
Pulpwood	$29	$32	(9)%
Sawtimber	$104	$88	18%
(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 132,200 tons and 14,700 tons of merchantable inventory, respectively, with a sawtimber mix of 49% and 12%, respectively, for 2020 and 2019.
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
(6)Excludes value of timber reservations. For the year ended December 31, 2020 and 2019, we retained 56,300 tons and 47,300 tons of merchantable inventory, respectively, with a sawtimber mix of 55% and 47%, respectively.

We generated $72.3 million of gross timber sales revenue in 2020, consisting of $60.8 million from the U.S. South and $11.5 million from the Pacific Northwest.

Our U.S. South timber sales revenue was 10% lower than 2019 as a result of a lower mix of delivered sales, which includes logging and hauling costs paid by customers, and lower pricing, offset by a 1% increase in harvest volume. Despite the impact from persistent wet weather and the ongoing economic impacts of the COVID-19 pandemic, our U.S. South harvest volume increased by 1%, which was driven by a 51% increase in stumpage sales volume offset by a 12% decrease in delivered sales volume. We capitalized on advantageous stumpage sale opportunities throughout the year, including sales to key customers outside of existing supply agreements. Our stumpage sales as a percentage of total U.S. South harvest volume increased to 38% in 2020 from 29% in 2019. Approximately 0.1 million tons were harvested under a timber reservation agreement entered into in connection with the capital recycling disposition of our Southwest portfolio in late 2018. This timber reservation expired in late 2020.

Our realized stumpage prices for pulpwood and sawtimber were 9% and 6% lower, respectively, compared to the prior year, trending with 11% and 9% decreases in South-wide average prices as tracked by TimberMart-South. Our realized pulpwood and sawtimber stumpage prices held a 49% and 20% premium over TimberMart-South South-wide averages as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio.

We generated $11.5 million in gross timber sales revenue in the Pacific Northwest in 2020, more than double that of 2019 primarily as a result of an 80% increase in harvest volume, as we capitalized on favorable market conditions and our established presence in the region. Approximately 97% of our Pacific Northwest harvest volume was sold through delivered sales in 2020 compared to 88% in 2019. Our delivered sawtimber price increased 18% from 2019 due to strong demand fundamentals fueled by increased housing starts, lack of finished lumber in the supply chain and reduced mill inventories as a result of the wildfires that erupted at the end of the third quarter of 2020.

We earned $12.2 million in asset management fees during 2020, comprised of $11.9 million earned from the Triple T Joint Venture and $0.3 million earned from the Dawsonville Bluffs joint venture.

The Triple T Joint Venture partnership agreement provides for liquidation rights and distribution priorities that are significantly different from our stated ownership percentage based on total equity contributions. As such, we use the hypothetical-liquidation-at-book-value method, or HLBV, to determine our equity in the earnings of the Triple T Joint Venture. For the year ended December 31, 2020, we recognized $5.0 million of loss from the Triple T Joint Venture under the HLBV method of accounting. As of December 31, 2020, we have recognized cumulative HLBV losses of $205.0 million and do not expect to recognize additional losses from the Triple T Joint Venture. See Note 4 — Unconsolidated Joint Ventures to our accompanying financial statements for further details.

Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019

Revenues. Revenues for the year ended December 31, 2020 were $104.3 million, $2.4 million lower than the year ended December 31, 2019 as a result of a $1.9 million decrease in timberlands sales revenues and a $0.5 million decrease in other revenues. Timberland sales revenue decreased in 2020 as a result of selling at a lower average price per acre due to lower average merchantable timber stocking. Other revenues were higher in 2019 mainly due to receiving $0.5 million from early lease terminations.

Details of timber sales by product for the years ended December 31, 2020 and 2019 are shown in the following table:

	For the Year Ended December 31, 2019	Changes attributable to:		For the Year Ended December 31, 2020
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$36,098	$(1,605)	$(2,996)	$31,497
Sawtimber (2)	36,459	961	3,427	40,847
	$72,557	$(644)	$431	$72,344
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs decreased to $30.1 million for the year ended December 31, 2020 from $31.1 million for the year ended December 1, 2019 as a result of a $4.0 million decrease in the U.S. South driven by lower delivered sales volume and blended logging rates, offset by a $3.0 million increase in the Pacific Northwest primarily driven by increased delivered volume.

Depletion expense increased 4% to $29.1 million for the year ended December 31, 2020 from $28.1 million for the year ended December 31, 2019 primarily due to a $2.9 million increase in the Pacific Northwest due to increased harvest volume, offset by a $1.9 million decrease in the U.S. South. The blended depletion rates in both regions decreased from the prior year.

Cost of timberland sales decreased to $12.3 million for the year ended December 31, 2020 from $15.1 million for the year ended December 31, 2019 despite selling more acres in 2020 due to lower cost basis per acre as a result of lower average merchantable timber stocking on acres sold and higher timber reservation volume in 2020.

General and administrative expenses increased to $16.2 million for the year ended December 31, 2020 from $13.3 million for the year ended December 31, 2019 primarily as a result of recognizing non-recurring post-employment benefits of $3.5 million. The post-employment benefits were related to the retirement of our former CEO in January 2020, $1.2 million of which represents the incremental non-cash stock-based compensation expense related to the accelerated vesting of his outstanding equity awards. See further detail in Note 10 — Stock-based Compensation to our accompanying consolidated financial statements for additional information.

Other operating expenses increased to $7.6 million for the year ended December 31, 2020 from $6.5 million for the year ended December 31, 2019, primarily as a result of expensing $1.1 million of cost basis in the year ended December 31, 2020 related to expired timber reservations in connection with the large disposition of our Texas and Louisiana holdings completed in 2018.

Interest expense. Interest expense decreased to $15.1 million for the year ended December 31, 2020 from $18.6 million for the year ended December 31, 2019 primarily due to a $8.8 million decrease in interest and unused commitment fees on our variable-rate debt, offset by a $4.1 million increase in cash paid on our interest rate swaps and a $1.6 million increase in non-cash interest expense. After considering the interest rates swaps, net interest expense on our debt decreased $4.7 million due to a lower average outstanding debt balance and lower weighted-average interest rates. Non-cash interest expense increased as the result of a $1.1 million increase in the amortization of the off-market swap value at hedge inception in October 2019 and a $0.4 million write-off of deferred financing costs related to the amendment to the Amended Credit Agreement we entered into in May 2020. See Note 5 — Notes Payable and Lines of Credit and Note 6 — Interest Rate Swaps to our accompanying consolidated financial statements for additional information.

Gain on large dispositions. We recognized a gain of $1.3 million from the disposition of 14,400 acres of our wholly-owned timberlands during the year ended December 31, 2020. For the year ended December 31, 2019, we recognized a gain of $8.0 million from the disposition of 14,400 acres of our wholly-owned timberlands. Large dispositions in 2019 generated a higher gain, primarily driven by a higher per-acre sales price due to the HBU characteristics and lower cost basis in land as a result of lower allocated acquisition basis.

Loss from unconsolidated joint ventures. Loss from unconsolidated joint ventures decreased to $4.7 million for the year ended December 31, 2020 from $89.5 million for the year ended December 31, 2019 primarily due to the decrease in loss from the Triple T Joint Venture under the HLBV method of accounting. We recognized $5.0 million and $90.4 million in HLBV loss from the Triple T Joint Venture in 2020 and 2019, respectively. We do not expect to recognize additional losses from the Triple T Joint Venture.

Income taxes. For the year ended December 31, 2020, we recognized $0.7 million in income tax expense as compared to $1.1 million in income tax benefit for the year ended December 31, 2019. See Note 12 — Income Taxes to our accompanying consolidated financial statements for additional information.

Net loss. Our net loss decreased to $17.5 million for the year ended December 31, 2020 from $93.3 million for the year ended December 31, 2019 primarily due to a $85.4 million decrease in losses allocated from the Triple T Joint Venture and a $3.5 million decrease in interest expense, offset by a $6.7 million decrease in gain from large dispositions, a $2.4 million decrease in total gross revenues, a $1.4 million increase in total expenses, a $0.7 million decrease in income recognized from the Dawsonville Bluffs Joint Venture, and a $1.8 million increase in income tax expense. Our net loss per share for the years ended December 31, 2020 and 2019 was $0.36 and $1.90, respectively. We anticipate future net income or losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, the performance of our joint ventures, and interest expense based on our level and costs of current and future borrowings.

Comparison of the year ended December 31, 2019 versus the year ended December 31, 2018

For a comparison of our 2019 and 2018 results of operations, see Item 7 — Management's Discussions and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

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

•Although HLBV income and losses are primarily hypothetical and non-cash in nature, Adjusted EBITDA does not reflect cash income or losses from unconsolidated joint ventures for which we use the HLBV method of accounting to determine our equity in earnings; and

•Adjusted EBITDA does not reflect the cash requirements necessary to fund post-employment benefits or transaction costs related to acquisitions, investments, joint ventures or new business initiatives, which may be substantial.

Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. The Amended Credit Agreement contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments. We further believe that our presentation of this non-GAAP financial measurement provides information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business.

For the year ended December 31, 2020, Adjusted EBITDA was $52.1 million, a $4.8 million decrease from the year ended December 31, 2019, primarily due to a $4.4 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture due to its effective wind-down in 2019 and a $1.8 million decrease in net timberland sales.

Our reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2020 and 2019 follows:

(in thousands)	2020	2019
Net loss	$(17,538)	$(93,321)
Add:
Depletion	29,112	28,064
Interest expense (1)	12,070	17,058
Amortization (1)	3,255	1,786
Income tax expense (benefit)	658	(1,127)
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	151	3,823
Basis of timberland sold, lease terminations and other (3)	13,606	14,964
Stock-based compensation expense	3,836	2,790
Gain from large dispositions (4)	(1,274)	(7,961)
HLBV loss from unconsolidated joint venture (5)	5,000	90,450
Post-employment benefits (6)	2,324	—
Other (7)	865	380
Adjusted EBITDA	$52,065	$56,906

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
(5)Reflects HLBV losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.
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

Segment EBITDA

For the year ended December 31, 2020, Harvest EBITDA was $34.2 million, a $0.5 million increase from the year ended December 31, 2019, primarily due to a $0.8 million increase in net timber sales and a $0.2 million decrease in operating expenses paid, offset by a $0.5 million decrease in other revenues. Real Estate EBITDA decreased by $1.8 million to $14.7 million as a result of selling acres with lower average merchantable timber stocking in 2020. Investment Management EBITDA decreased by $4.1 million to $12.6 million for the year ended December 31, 2020 primarily due to a $4.4 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture.

The following table presents Adjusted EBITDA by reportable segment:

(in thousands)	2020	2019
Harvest	$34,190	$33,670
Real Estate	14,748	16,559
Investment Management	12,609	16,749
Corporate	(9,482)	(10,072)
Total	$52,065	$56,906

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

Critical Accounting Policies and Estimates
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
Depletion
We recognize depletion expense as timber is harvested using the straight-line method. Depletion rates are established at least annually for each product within each region by dividing the merchantable inventory book value by merchantable timber inventory volume, as measured in tons. Depletion expense is then determined by applying the applicable depletion rate to each ton of timber harvested during the period. The determination of depletion rates required management to estimate standing merchantable inventory volumes, including the annual volumes of timber growth and annual volumes of premerchantable timber that have become merchantable.

Evaluating the Recoverability of Timber Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our timber assets may not be recoverable. Examples of such circumstances include, but are not limited to, a significant decrease in market price of timber assets, a significant adverse change in the extent or manner in which timber assets are being used, or a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets. When indicators of potential impairment are present, we assess the recoverability of our timber assets by determining whether their carrying value exceeds the sum of the undiscounted future operating cash flows expected from the use of these assets and their eventual dispositions (the "Recoverable Amount"). If the assets' carrying value exceeds the Recoverable Amount, impairment losses would be recognized as the difference between the assets' carrying values and the estimated fair values. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the sum of discounted cash flows, including estimated salvage value, using data from one harvest cycle. We have determined that there has been no impairment of our timber assets as of December 31, 2020.
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

Revenue Recognition
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. We derive a majority of our revenues from timber sales, timberland sales, asset management fees and recreational leases, where the original expected contract duration is generally one year or less. We have elected the disclosure exemption available under ASC 606 considering we generally satisfy our performance obligations within one year of entering into contracts and collect payments within a month of satisfying our performance obligation.

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

Contractual terms of each timber sale, including pricing and volume for the respective product, are negotiated and entered into by the field managers. In delivered wood sales, product pricing includes amounts sufficient to cover costs of contracting third-party logging crews to harvest and haul timber to the customers. Revenue is recognized when timber is delivered to the customer and the sales volume/value is known when timber crosses the customers’ scale. Stumpage sales are typically executed using pay-as-cut contracts, where a purchaser acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. Revenue is recognized when timber is severed under pay-as-cut contracts. In a lump-sum sales contract with retained economic interests, we receive advance payments for the standing timber specified in the contract and the customer is responsible for cutting and hauling the timber. We satisfy our performance obligation when timber is severed, at which time revenue is recognized. Contract payments are generally collected within a month from the date timber is harvested and/or delivered. The transaction price for timber sales is determined using contractual rates applied to harvest volumes.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•Mahrt Timber Agreements;
•Timberland operating agreements;
•Obligations under operating leases; and
•Litigation.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Subsequent Events

See Note 16 — Subsequent Events to our accompanying consolidated financial statements for details of events and transactions occurring after the year ended December 31, 2020.

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

As of December 31, 2020, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)	Maturity Date
Credit Facility		Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$100,000
Term Loan A-2	12/01/2026	LIBOR + 1.90%	$100,000
Term Loan A-3	12/01/2027	LIBOR + 2.00%	$68,619
Term Loan A-4	08/22/2025	LIBOR + 1.70%	$140,000
Multi-Draw Term Facility	12/01/2024	LIBOR + 2.20%	$34,086
Total Principal Balance			$442,705

As of December 31, 2020, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.083%	one-month LIBOR	$75,000
Total					$275,000

As of December 31, 2020, after consideration of the interest rate swaps, $167.7 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million is subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of December 31, 2020, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$66,786	$45,780	$55,139	$167,705
Effectively fixed-rate debt	$—	$—	$—	$67,300	$94,220	$113,480	$275,000
Average interest rate (1):
Variable-rate debt	—%	—%	—%	2.13%	1.85%	2.09%	2.04%
Effectively fixed-rate debt	—%	—%	—%	3.98%	3.98%	3.98%	3.98%
(1)     Inclusive of applicable spread but before considering patronage dividends.

As of December 31, 2020, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.25%, before considering patronage dividends. A 1.0% change in interest rates would result in a change in interest expense of $1.7 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2020. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management believes that, as of December 31, 2020, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm and the auditor of our consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020 and issued an attestation report. The report appears on page F-4 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our teams have been working remotely since the middle of March. We took precautionary measures to ensure our internal control over financial reporting addressed the risks of working in a remote environment. We are continually monitoring and assessing the potential effects of the COVID-19 pandemic on the design and operating effectiveness of our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
Not applicable.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") with the SEC, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is information regarding our executive officers as of the date of this report.

Name	Age	Position(s)
Brian M. Davis	51	Chief Executive Officer, President and Director
Todd P. Reitz	50	Chief Resources Officer and Senior Vice President
Ursula Godoy-Arbelaez	40	Chief Financial Officer, Senior Vice President, and Treasurer
Lesley H. Solomon	49	General Counsel and Secretary

Brian M. Davis has served as our Chief Executive Officer and President and as a member of our board of directors since January 2020, having previously served as our President and Chief Financial Officer from April 2019 to January 2020, and as our Senior Vice President and Chief Financial Officer from March 2013 to April 2019. Mr. Davis served as our Treasurer from October 2013 to February 2018, as our Assistant Secretary from August 2013 to July 2018, and as our Secretary from July 2018 to October 2018. Mr. Davis also serves as the Co-Chairman of the board of directors of the Triple T Joint Venture. Mr. Davis served as Senior Vice President and Chief Financial Officer of Wells Timberland Investment Management Organization, LLC (“Wells TIMO”) from March 2009 until October 2013 and as Vice President from October 2007 through March 2009. From 2000 until joining Wells Real Estate Funds, Inc. in 2007, Mr. Davis held various roles at Atlanta-based SunTrust Bank, delivering strategic advisory, capital-raising and financial risk-management solutions to large corporate and middle-market clients. Mr. Davis has more than 25 years of experience in business and financial services, and has held key roles in finance, treasury and strategy. Mr. Davis received his Bachelor of Business Administration and Master of Business Administration from Ohio University.

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

Ursula Godoy-Arbelaez has served as our Chief Financial Officer, Senior Vice President and Treasurer since January 2020, having previously served as our Vice President and Treasurer from May 2018 to January 2020, as our Treasurer from February 2018 to May 2018, and as our Director of Finance from October 2013 to May 2018. Ms. Godoy-Arbelaez also serves as the Secretary and Treasurer of the Triple T Joint Venture. Ms. Godoy-Arbelaez has more than 15 years of experience in Treasury, Finance, Risk Management and Accounting with a specialization in the timber and real estate industry. Ms. Godoy-Arbelaez previously served as Director of Finance of Wells TIMO from December 2011 until October 2013, as Finance Consultant from January 2009 until December 2011, and as Senior Financial Analyst from February 2008 to January 2009. From 2002 until joining Wells TIMO in 2008, Ms. Godoy-Arbelaez worked at Wells Real Estate Funds, Inc. where she held various positions in finance, treasury and accounting. Ms. Godoy-Arbelaez received a Bachelor of Business Administration in Accounting and a Master of Business Administration in Finance from Georgia State University.

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

The other information required by this Item is incorporated by reference from the following sections of our 2021 Proxy Statement:

•"Your Board of Directors — Proposal No. 1: Election of Directors — Director Nominees,"
•"Your Board of Directors — Board Committees — Audit Committee."
•"Stock Ownership", and
•"Corporate Governance — Code of Business Conduct and Ethics."

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the following sections of our 2021 Proxy Statement:

•"Executive Compensation — Report of the Compensation Committee,"
•"Executive Compensation — Compensation Discussion and Analysis," and
•"Executive Compensation — Summary of Executive Compensation."

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the following sections of our 2021 Proxy Statement:

•"Executive Compensation — Summary of Executive Compensation," and
•"Stock Ownership."

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the following sections of our 2021 Proxy Statement:

•"Corporate Governance — Related Person Transactions Policy," and
•"Corporate Governance — Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the following sections of our 2021 Proxy Statement:

•"Audit Committee Matters — Principal Auditor Fees," and
•"Audit Committee Matters — Preapproval Policies."

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 2013 Form 8-K”))

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the October 2013 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 2013 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013 (the “2013 Form S-8”)

3.7	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2020)

Exhibit Number	Description

4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020 (the "2019 Form 10-K")

10.1
Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber Operating Partnership, L.P., dated as of October 31, 2018 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019 (the “2018 Form 10-K”))

10.2
First Amendment to Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber Operating Partnership, L.P. dated as of June 28, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 1, 2019 (the “2019 Second Quarter Form 10-Q”)

10.3+	CatchMark Timber Trust, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017)

10.4+
CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (effective as of April 28, 2020) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020 filed on August 3, 2020 (the “2020 Second Quarter Form 10-Q”)

10.5+	Form of Time-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.11 to the 2019 Form 10-K)

10.6+	Form of Time-Based LTIP Unit Award Certificate under the CatchMark Timber Trust Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.12 to the 2019 Form 10-K)

10.7+	Form of Performance-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.13 to the 2019 Form 10-K)

10.8+	Form of Performance-Based LTIP Unit Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.14 to the 2019 Form 10-K)

10.9+
Form of Distribution Equivalent Award Certificate with respect to Restricted Stock Awards under the CatchMark Timber Trust, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.14 to the 2018 Form 10-K)

10.10+
Form of Distribution Equivalent Award Certificate with respect to LTIP Unit Awards under the CatchMark Timber Trust Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 10.15 to the 2018 Form 10-K)

10.11+
Form of Time-Based Restricted Stock Award Certificate for Independent Directors under the Independent Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the 2019 Second Quarter Form 10-Q)

10.12+
Form of Long-Term Incentive Plan Unit Award Certificate for Independent Directors under the Independent Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the 2019 Second Quarter Form 10-Q)

10.13+	Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis (incorporated by reference to Exhibit 10.11 to the 2013 Third Quarter Form 10-Q)

10.14+	First Amendment to Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis, dated as of December 31, 2018 (incorporated by reference to Exhibit 10.19 to the 2018 Form 10-K)

10.15
Second Amendment to Employment Agreement by and between CatchMark Timber Trust, Inc. and Brian M. Davis, dated as December 19, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 19, 2019)

Exhibit Number	Description

10.16
Bonus Agreement by and between CTT Employee LLC and John F. Rasor, dated as of December 19, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 19, 2019)

10.17
Separation Agreement by and between CatchMark Timber Trust, Inc. and Jerry Barag, dated as January 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2020)

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Initial Form S-11)

10.19
Fifth Amended and Restated Credit Agreement, dated as of December 1, 2017, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, AgFirst Farm Credit Bank, Cooperatieve Rabobank U.A., New York Branch, and certain financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 7, 2017 (the “December 2017 8-K”, and Exhibit 10.4 to the Current Report on Form 8-K/ A filed on January 5, 2018))

10.20
Consent and Amendment Agreement, dated as of June 29, 2018, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, and certain financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2018)

10.21
Agreement Regarding Amendments and Term A-4 Loan Credit Facility, dated as August 22, 2018, by and among CatchMark Timber Operating Partnership, L.P., the other Loan Parties thereto, CoBank, ACB, as the administrative agent for the Lender Parties, and the Lender Parties and Voting Participants thereto (including as Schedule A the Fifth Amended and Restated Credit Agreement, dated as of December 1, 2017 and amended as of August 22, 2018, by and among CatchMark Timber Trust, Inc. and its wholly owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, AgFirst Farm Credit Bank, Coöperatieve Rabobank U.A., New York Branch, and certain financial institutions therein) (incorporated by reference to Exhibit 10.24 to the 2018 Form 10-K)

10.22
Consent and Second Agreement Regarding Amendments, dated as of June 28, 2019, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein (incorporated by reference to Exhibit 10.5 to the 2019 Second Quarter Form 10-Q)

10.23
Third Agreement Regarding Amendments, dated as of February 12, 2020, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 4, 2020)

10.24
Fourth Agreement Regarding Amendments, dated as of May 1, 2020, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein (incorporated by reference to Exhibit 10.2 to the 2020 Second Quarter Form 10-Q)

10.25
Fourth Amended and Restated Security Agreement, dated as of December 1, 2017, made by CatchMark Timber Trust, Inc., CatchMark LP Holder, LLC, CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC, CatchMark Texas Timberlands, L.P., CatchMark TRS Management, LLC, CatchMark TRS Harvesting Operations II, LLC, CatchMark Southern Holdings II GP, LLC, CatchMark Southern Timberlands II, L.P., CatchMark South Carolina Timberlands, LLC and CatchMark TRS Investments, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.2 to the December 2017 Form 8-K)

10.26
Fourth Amended and Restated Pledge Agreement, dated as of December 1, 2017, made by CatchMark Timber Trust, Inc., CatchMark LP Holder, LLC, CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC, CatchMark Texas Timberlands, L.P., CatchMark TRS Management, LLC, CatchMark TRS Harvesting Operations II, LLC, CatchMark Southern Holdings II GP, LLC, CatchMark Southern Timberlands II, L.P., CatchMark South Carolina Timberlands, LLC and CatchMark TRS Investments, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party (incorporated by reference to Exhibit 10.3 to the December 2017 Form 8-K)

10.27^
Amended and Restated Limited Partnership Agreement of TexMark Timber Treasury, L.P., dated as of June 24, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2020 (the “June 2020 Form 8-K”))

10.28^
Amended and Restated Asset Management Agreement, dated as of June 24, 2020, between Creek Pine REIT, LLC, Crown Pine Realty 1, Inc. and CatchMark TRS Creek Management, LLC (incorporated by reference to Exhibit 10.2 to the June 2020 Form 8-K)

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audited Financial Statements of TexMark Timber Treasury, L.P. as of and for the years ended December 31, 2020, 2019 and the period from July 6, 2018 (Inception) to December 31, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
^	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

    (b)        See (a) 3 above.
    (c)        See (a) 2 above.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of February 2021.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	February 26, 2021	By:	/s/ BRIAN M. DAVIS
Brian M. Davis Chief Executive Officer and President

Signature	Title	Date

/s/ BRIAN M. DAVIS	Chief Executive Officer, President and Director	February 26, 2021
Brian M. Davis	(Principal Executive Officer)

/s/ URSULA GODOY-ARBELAEZ	Chief Financial Officer, Senior Vice President and Treasurer	February 26, 2021
Ursula Godoy-Arbelaez	(Principal Financial Officer and Principal Accounting Officer)

/s/ DOUGLAS D. RUBENSTEIN	Chairman of the Board	February 26, 2021
Douglas D. Rubenstein

/s/ TIM E. BENTSEN	Independent Director	February 26, 2021
Tim E. Bentsen

/s/ JAMES M. DECOSMO	Independent Director	February 26, 2021
James M. DeCosmo

/s/ PAUL S. FISHER	Independent Director	February 26, 2021
Paul S. Fisher

/s/ MARY E. MCBRIDE	Independent Director	February 26, 2021
Mary E. McBride

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CatchMark Timber Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depletion of Timber — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes depletion expense as timber is harvested utilizing the straight-line method. Under the straight-line method, depletion rates are established at least annually for each product-type within each region by dividing the merchantable timber inventory book value by the merchantable timber inventory volumes, as measured in tons. Depletion expense is then determined by applying the applicable depletion rate to each ton of timber harvested during the period. The determination of depletion rates requires management to estimate standing merchantable inventory volumes, including the annual volumes of timber growth and the annual volumes of premerchantable timber that have become merchantable. The Company recognized depletion expense of $29.1 million during the year ended December 31, 2020 and the carrying value of the Company’s Timber and timberlands, net, totaled $576.7 million as of December 31, 2020.

We identified the Company’s determination of the standing merchantable timber inventory volumes utilized in the depletion rate calculations to be a critical audit matter given the level of estimation required in determining the merchantable volumes utilized in the calculations. Given the level of estimation, the audit procedures to assess the reasonableness of management’s estimates and assumptions related to the annual volumes of timber growth and the annual volumes of premerchantable timber that have become merchantable involved a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the standing merchantable timber inventory volumes, including the annual volumes of timber growth and the annual volumes of premerchantable timber that have become merchantable, that are utilized in the depletion rate calculations included the following, among others:

a.We tested the effectiveness of management’s controls over the determination of the depletion rates, including those controls over the determination of the annual volumes of timber growth and annual volumes of premerchantable timber that have become merchantable.
b.We assessed the reasonableness of depletion expense by analyzing the 2020 depletion rates compared to prior year amounts and the 2020 depletion expense as a percentage of timber sales.
c.We developed an independent expectation of 2020 depletion expense based on prior year depletion rates and current year volumes of timber harvested and compared our expectation to recorded depletion expense.
d.We assessed the reasonableness of the total standing merchantable timber inventory volumes per-acre as of the date that the depletion rates were determined by comparing the amounts to published industry data and prior year amounts.
e.We selected a sample of depletion rate calculations and performed the following:
i.Evaluated whether management consistently determined the standing merchantable timber inventory volume for each product-type within each region by reviewing the methodology for each calculation.
ii. Assessed the reasonableness of the annual growth rates by comparing the amounts to published industry data.
iii.Assessed the reasonableness of the annual volume of pre-merchantable timber that became merchantable by comparing the amounts to published industry data.

/s/ Deloitte & Touche LLP

Atlanta, GA
February 26, 2021

We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of CatchMark Timber Trust, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CatchMark Timber Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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
February 26, 2021

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$11,924	$11,487
Accounts receivable	8,333	7,998
Prepaid expenses and other assets	5,878	5,459
Operating lease right-of-use asset (Note 7)	2,831	3,120
Deferred financing costs	167	246
Timber assets (Note 3):
Timber and timberlands, net	576,680	633,581
Intangible lease assets	5	9
Investments in unconsolidated joint ventures (Note 4)	1,510	1,965
Total assets	$607,328	$663,865

Liabilities:
Accounts payable and accrued expenses	$4,808	$3,580
Operating lease liability (Note 7)	2,988	3,242
Other liabilities	32,130	10,853
Notes payable and lines of credit, net of deferred financing costs (Note 5)	437,490	452,987
Total liabilities	477,416	470,662

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 shares authorized; 48,765 and 49,008 shares issued and outstanding as of December 31, 2020 and 2019, respectively	488	490
Additional paid-in capital	728,662	729,274
Accumulated deficit and distributions	(572,493)	(528,847)
Accumulated other comprehensive loss	(27,893)	(8,276)
Total stockholders’ equity	128,764	192,641
Noncontrolling Interest (Note 8)	1,148	562
Total equity	129,912	193,203
Total liabilities and equity	$607,328	$663,865

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Timber sales	$72,344	$72,557	$69,455
Timberland sales	15,642	17,572	17,520
Asset management fees	12,184	11,948	5,603
Other revenues	4,120	4,632	5,279
	104,290	106,709	97,857
Expenses:
Contract logging and hauling costs	30,103	31,129	31,469
Depletion	29,112	28,064	25,912
Cost of timberland sales	12,290	15,067	13,512
Forestry management expenses	6,892	6,691	6,283
General and administrative expenses	16,225	13,300	12,425
Land rent expense	447	524	660
Other operating expenses	7,577	6,460	6,303
	102,646	101,235	96,564

Other income (expense):
Interest income	51	204	262
Interest expense	(15,123)	(18,616)	(16,255)
Gain (loss) on large dispositions	1,274	7,961	(390)
	(13,798)	(10,451)	(16,383)

Loss before unconsolidated joint ventures and income taxes	(12,154)	(4,977)	(15,090)
Loss from unconsolidated joint ventures (Note 4)	(4,726)	(89,471)	(106,917)
Loss before income taxes	(16,880)	(94,448)	(122,007)
Income tax benefit (expense) (Note 12)	(658)	1,127	—
Net loss	(17,538)	(93,321)	(122,007)
Net loss attributable to noncontrolling interest (Note 8)	(30)	—	—
Net loss attributable to common stockholders	$(17,508)	$(93,321)	$(122,007)

Weighted-average common shares outstanding — basic and diluted	48,816	49,038	47,937

Net loss per common share — basic and diluted	$(0.36)	$(1.90)	$(2.55)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(17,538)	$(93,321)	$(122,007)
Other comprehensive loss:
Market value adjustment to interest rate swaps	(19,645)	(8,284)	(2,368)
Comprehensive loss	(37,183)	(101,605)	(124,375)
Comprehensive loss attributable to noncontrolling interest	(28)	—	—
Comprehensive loss attributable to common stockholders	$(37,155)	$(101,605)	$(124,375)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2017	43,425	$434	$661,222	$(261,652)	$2,376	$402,380	$—	$402,380
Issuance of common stock pursuant to:
Equity offering	5,750	58	72,392	—	—	72,450	—	72,450
LTIP, net of forfeitures and amounts withheld for income taxes	50	1	1,341	—	—	1,342	—	1,342
Stock issuance cost	—	—	(3,537)			(3,537)	—	(3,537)
Dividends on common stock ($0.54 per share)	—	—	—	(25,601)	—	(25,601)	—	(25,601)
Repurchase of common stock	(98)	(1)	(1,002)	—	—	(1,003)	—	(1,003)
Net loss	—	—	—	(122,007)	—	(122,007)	—	(122,007)
Other comprehensive loss	—	—	—	—	(2,368)	(2,368)	—	(2,368)
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656	$—	$321,656
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	210	2	1,858	—	—	1,860	565	2,425
Dividends on common stock ($0.54 per share)	—	—	—	(26,266)	—	(26,266)	—	(26,266)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Repurchase of common stock	(329)	(4)	(3,000)	—	—	(3,004)	—	(3,004)
Net loss	—	—	—	(93,321)	—	(93,321)	—	(93,321)
Other comprehensive loss	—	—	—	—	(8,284)	(8,284)	—	(8,284)
Balance, December 31, 2019	49,008	$490	$729,274	$(528,847)	$(8,276)	$192,641	$562	$193,203
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	118	1	2,006	—	—	2,007	769	2,776
Dividends on common stock ($0.54 per share)	—	—	—	(26,138)	—	(26,138)	—	(26,138)
Distributions to noncontrolling interest	—	—	—	—	—	—	(125)	(125)
Repurchase of common stock	(361)	(3)	(2,618)	—	—	(2,621)	—	(2,621)
Net loss	—	—	—	(17,508)	—	(17,508)	(30)	(17,538)
Other comprehensive loss	—	—	—	—	(19,617)	(19,617)	(28)	(19,645)
Balance, December 31, 2020	48,765	$488	$728,662	$(572,493)	$(27,893)	$128,764	$1,148	$129,912

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(17,538)	$(93,321)	$(122,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	29,112	28,064	25,912
Basis of timberland sold, lease terminations and other	13,606	14,964	13,053
Stock-based compensation expense	3,836	2,790	2,689
Noncash interest expense	3,053	1,559	2,612
Noncash lease expense	36	53	—
Other amortization	166	174	210
(Gain) loss from large dispositions	(1,274)	(7,961)	390
Loss from unconsolidated joint ventures	4,726	89,471	106,917
Operating distributions from unconsolidated joint ventures	274	978	3,771
Income tax expense (benefit)	658	(1,127)	—
Interest paid under swaps with other-than-insignificant financing element	4,328	115	—
Changes in assets and liabilities:
Accounts receivable	(1,340)	(1,473)	(3,449)
Prepaid expenses and other assets	(120)	256	(260)
Accounts payable and accrued expenses	916	(1,309)	122
Other liabilities	16	(291)	(164)
Net cash provided by operating activities	40,455	32,942	29,796

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	—	(1,973)	(91,821)
Capital expenditures (excluding timberland acquisitions)	(5,527)	(4,178)	(4,571)
Investment in unconsolidated joint ventures	(5,000)	—	(200,000)
Distributions from unconsolidated joint ventures	455	3,830	4,744
Net proceeds from large dispositions	20,863	25,151	79,134
Net cash provided by (used in) investing activities	10,791	22,830	(212,514)

Cash Flows from Financing Activities:
Repayment of notes payable	(20,850)	(20,064)	(148,000)
Proceeds from notes payable	5,000	—	289,000
Financing costs paid	(1,031)	(82)	(1,434)
Interest paid under swaps with other-than-insignificant financing element	(4,328)	(115)	—
Dividends/distributions paid	(26,263)	(26,269)	(25,601)
Issuance of common stock	—	—	72,450
Repurchase of common shares	(2,285)	(3,004)	(1,003)
Repurchase of common shares for minimum tax withholding	(1,052)	(365)	(1,348)
Other offering costs paid	—	—	(3,537)
Net cash provided by (used in) financing activities	(50,809)	(49,899)	180,527
Net change in cash and cash equivalents	437	5,873	(2,191)
Cash and cash equivalents, beginning of period	11,487	5,614	7,805
Cash and cash equivalents, end of period	$11,924	$11,487	$5,614

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019, AND 2018

1.Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.82% of its common units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and owns 0.01% of its common units. The remaining 0.17% of CatchMark Timber OP's common units are owned by current and former officers and directors of CatchMark Timber Trust. In addition, CatchMark Timber Trust conducts certain aspects of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

Risks and Uncertainties

CatchMark is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on CatchMark’s business and that of its customers and contractors is uncertain and difficult to predict. The rapid spread of the outbreak caused significant disruptions in the U.S. and global economies and capital markets during 2020, and the impact is expected to continue to be significant during 2021. Such economic disruptions could have a material adverse effect on CatchMark’s business due to declines in sawtimber harvest volumes resulting from a deterioration in the housing market; a decline in production level at CatchMark’s customers' mills due to instances of COVID-19 among their employees or decreased demand for their products; the inability to complete timberland sales due to the inability of potential buyers to complete title searches and other customary due diligence, including as a result of state and local government office closures; effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating CatchMark’s financial reporting and internal controls; and market volatility and market downturns negatively impacting the trading price of CatchMark’s common stock.

The severity of the impact of the COVID-19 pandemic on CatchMark’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on CatchMark’s customers, all of which are uncertain and cannot be predicted. CatchMark’s future results of operations and liquidity could be adversely impacted by uncertain customer demand and the impact of any initiatives or programs that CatchMark may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact CatchMark’s future financial condition, liquidity, or results of operations is uncertain. See Note 5 — Notes Payable and Lines of Credit for additional information on CatchMark’s outstanding indebtedness and debt covenants.

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

Accounts Receivable

Accounts receivable mainly consists of timber sales receivable, asset management fees receivable, and patronage dividends receivable. Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances based on expected losses. As of December 31, 2020, accounts receivable balance included $3.6 million of estimated patronage dividends due from our lenders, which we expect to receive in March 2021, and $3.1 million of asset management fees from the Triple T Joint Venture, which was received in January 2021. See Note 5 — Notes Payable and Lines of Credit for further information regarding the patronage dividends and Note 4 — Unconsolidated Joint Ventures for further information regarding asset management fees earned from the Triple T Joint Venture.

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

For further information regarding CatchMark's Amended Credit Agreement, outstanding balance of debt and associated deferred financing costs, please refer to Note 5 — Notes Payable and Lines of Credit. CatchMark recognized amortization of deferred financing costs for the years ended December 31, 2020, 2019, and 2018 of $1.4 million, $1.0 million, and $2.6 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Timber Assets

Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. CatchMark capitalizes timber and timberland purchases. Reforestation costs, including all costs associated with stand establishment, such as site preparation, cost of seedlings, fertilization and herbicide application, are capitalized and tracked as premerchantable timber assets by vintage year. Annually, capitalized reforestation costs for timber that has reached a merchantable age are reclassified into merchantable timber inventory and are depleted as harvested. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands, and forestry management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over their estimated useful lives. Costs of roads built to access multiple logging sites over numerous years are capitalized and amortized over seven years. Costs of roads built to access a single logging site are expensed as incurred.

Depletion

CatchMark recognizes depletion expense as timber is harvested using the straight-line method. Depletion rates are established at least annually for each product within each region by dividing the merchantable timber inventory book value by the merchantable timber inventory volume, as measured in tons. Depletion expense is then determined by applying the applicable depletion rate to each ton of timber harvested during the period.

Evaluating the Recoverability of Timber Assets

CatchMark continually monitors events and changes in circumstances that could indicate that the carrying amounts of its timber assets may not be recoverable. Examples of such circumstances include, but are not limited to, a significant decrease in market price of timber assets, a significant adverse change in the extent or manner in which timber assets are being used, or a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets. When indicators of potential impairment are present, CatchMark assesses the recoverability of its timber assets by determining whether their carrying value exceeds the sum of the undiscounted future operating cash flows expected from the use of these assets and their eventual dispositions (the "Recoverable Amount"). If the assets' carrying value exceeds the Recoverable Amount, impairment losses would be recognized as the difference between the assets' carrying values and the estimated fair values. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the sum of discounted cash flows, including estimated salvage value, using data from one harvest cycle. CatchMark has determined that there has been no impairment of its timber assets as of December 31, 2020.

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

Noncontrolling Interest

CatchMark recognizes noncontrolling interest related to Common Units and LTIP Units of CatchMark Timber OP. See Note 8 — Noncontrolling Interest for further information.

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

Under the new standard, CatchMark recognizes revenue when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. CatchMark derives a majority of its revenues from timber sales, timberland sales, asset management fees, and recreational leases, where the original expected contract duration is generally one year or less. CatchMark has elected the disclosure exemption available under Topic 606 considering it generally satisfies its performance obligations within one year of entering into contracts and collects payments within a month of satisfying its performance obligation.

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

Contractual terms of each timber sale, including pricing and volume for the respective product, are negotiated and entered into by the field managers. In delivered wood sales, product pricing includes amounts sufficient to cover costs of contracting third-party logging crews to harvest and haul timber to the customers. Revenue is recognized when timber is delivered to the customer and the sales volume/value is known when timber crosses the customers’ scale. Stumpage sales are typically executed using pay-as-cut contracts, where a purchaser acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. Revenue is recognized when timber is severed under pay-as-cut contracts. In a lump-sum sales contract with retained economic interests, CatchMark receives advance payments for the standing timber specified in the contract and the customer is responsible for cutting and hauling the timber. CatchMark satisfies its performance obligation when timber is severed, at which time revenue is recognized. Contract payments are generally collected within a month from the date timber is harvested and/or delivered. The transaction price for timber sales is determined using contractual rates applied to harvest volumes.

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

Earnings Per Share Attributable to Common Stockholders

Basic earnings (loss) per common share is calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share equals basic earnings (loss) per common share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. CatchMark excluded the impact of outstanding RSUs from the weighted-average shares outstanding calculation, as their impact would be anti-dilutive. Basic and diluted earnings (loss) per common share were the same for all periods presented.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which provides clarifications on seven topics related to financial instruments in the ASC. In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which improves the consistency of the disclosure guidance and provides clarifications on application of various provisions. These updates became effective for CatchMark upon issuance and the adoption did not have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides entities with optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance to reduce diversity in practice related to accounting for (1) modifications to the terms of affected derivatives and (2) existing hedging relationships in which the affected derivatives are designated as hedging instruments. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. CatchMark has elected the optional expedients, which will be applied to all eligible contracts and hedging relationships as reference rate replacement activities occur.

3.Timber Assets

As of December 31, 2020 and 2019, timber and timberlands consisted of the following, respectively:

	As of December 31, 2020
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$278,361	$29,112	$249,249
Timberlands	327,089	—	327,089
Mainline roads	1,176	834	342
Timber and timberlands	$606,626	$29,946	$576,680

	As of December 31, 2019
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$312,452	$28,064	$284,388
Timberlands	348,825	—	348,825
Mainline roads	1,106	738	368
Timber and timberlands	$662,383	$28,802	$633,581

Timberland Acquisitions

CatchMark did not complete any timberland acquisitions in 2020. For the years ended December 31, 2019 and 2018, CatchMark acquired 900 acres and 18,100 acres of timberland, respectively, for $1.9 million and $89.7 million, respectively, excluding closing costs. Acreage acquired by state is listed below:

Acres Acquired In (1):	2020	2019	2018
South
South Carolina	—	900	—
	—	900	—
Pacific Northwest
Oregon	—	—	18,100
Total	—	900	18,100
(1)     Represents CatchMark's wholly-owned acreage only; excludes ownership interest in acreage acquired by joint ventures.

Timberland Sales

During the years ended December 31, 2020, 2019, and 2018, CatchMark sold 9,300 acres, 9,200 acres and 8,500 acres of timberland, respectively, for $15.6 million, $17.6 million and $17.5 million, respectively. CatchMark’s cost basis in the timberland sold was $11.4 million, $14.1 million and $12.4 million respectively.

Large Dispositions

During the years ended December 31, 2020, 2019, and 2018, CatchMark completed the dispositions of 14,400 acres, 14,400 acres and 56,100 acres of its wholly-owned timberlands for $21.3 million, $25.4 million and $79.3 million, respectively. CatchMark's cost basis was $19.6 million, $17.2 million and $79.5 million, respectively. Of the total net proceeds received, $20.9 million, $20.1 million and $79.0 million were used to pay down CatchMark's outstanding debt balance in 2020, 2019 and 2018 respectively.

Timberland sales and large disposition acreage by state is listed below:

Acres Sold In (1):	2020	2019	2018
South
Timberland Sales
Alabama	2,600	800	1,500
Florida	1,500	—	—
Georgia	2,800	1,000	2,300
Louisiana	—	—	200
North Carolina	100	500	1,000
South Carolina	2,000	6,900	3,300
Tennessee	300	—	—
Texas	—	—	200
	9,300	9,200	8,500
Large Dispositions
Alabama	—	2,100	—
Georgia	14,400	12,300	—
Louisiana	—	—	20,700
Texas	—	—	35,400
	14,400	14,400	56,100

Total	23,700	23,600	64,600
(1) Represents CatchMark's wholly-owned acreage only; excludes acreage disposed of by joint ventures.

Current Timberland Portfolio

As of December 31, 2020, CatchMark directly owned interests in 408,200 acres of timberlands in the U.S. South and the Pacific Northwest, 386,500 acres of which were fee-simple interests and 21,700 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of December 31, 2020 (1)	Fee	Lease	Total
South
Alabama	67,400	1,800	69,200
Florida	500	—	500
Georgia	230,800	19,900	250,700
South Carolina	69,700	—	69,700
	368,400	21,700	390,100
Pacific Northwest
Oregon	18,100	—	18,100
Total:	386,500	21,700	408,200
(1)     Represents CatchMark's wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4.    Unconsolidated Joint Ventures

As of December 31, 2020, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of December 31, 2020
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	1,083,000
Merchantable timber inventory (million tons)	—	44.1	(2)
Location	Georgia	Texas
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

On June 24, 2020, CatchMark invested an additional $5.0 million of equity on the same terms and conditions as its existing investment in the Triple T Joint Venture in connection with amendments to the joint venture agreement and asset management agreement. The amended asset management agreement designated Brian M. Davis, Chief Executive Officer and President of CatchMark, as the “Key Man” and increased the asset management fee payable to CatchMark as described below in Asset Management Fees. The amended joint venture agreement increased the 10.25% cumulative return on the preferred investors’ interests in the Triple T Joint Venture’s subsidiary REIT by 0.5% per quarter, subject to a maximum increase of 2.0% and subject to decreases in other circumstances. The proceeds of CatchMark’s additional $5.0 million investment, along with the proceeds from $140.0 million of borrowings under the Triple T Joint Venture’s secured, non-recourse credit facility, were used to make a payment of $145.0 million to GP in connection with an amendment to a wood supply agreement between the Triple T Joint Venture and GP. This amendment was intended to achieve market-based pricing on timber sales, increase reimbursement for extended haul distances, provide the ability for the Triple T Joint Venture to sell sawtimber to other third parties, and expand the Triple T Joint Venture’s ability to sell large timberland parcels to third-party buyers. The supply agreement between the Triple T Joint Venture and GP was also extended by two years from 2029 to 2031.

CatchMark uses the equity method to account for its investment in the Triple T Joint Venture since it does not possess the power to direct the activities that most significantly impact the economic performance of the Triple T Joint Venture, and accordingly, CatchMark does not possess the first characteristic of a primary beneficiary described in GAAP. CatchMark has appointed three common board members of the Triple T Joint Venture, including its Chief Executive Officer, Chief Resources Officer, and Vice President - Acquisitions, which provides CatchMark with significant influence over the Triple T Joint Venture. Accordingly, pursuant to the applicable accounting literature, it is appropriate for CatchMark to apply the equity method of accounting to its investment in the Triple T Joint Venture.

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

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of December 31,
(in thousands)	2020	2019
Triple T Joint Venture:
Total assets	$1,547,344	$1,573,172
Total liabilities	$763,715	$751,655
Total equity	$783,629	$821,517
CatchMark:
Carrying value of investment	$—	$—

Condensed income statement information for the Triple T Joint Venture is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Triple T Joint Venture:
Total revenues	$152,042	$158,839	$56,977
Net loss	$(37,513)	$(21,469)	$(20,646)
CatchMark:
Equity share of net loss	$(5,000)	$(90,450)	$(109,550)

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Triple T Joint Venture:
Net cash provided by (used in) operating activities	$(144,913)	$6,817	$(8,982)
Net cash used in investing activities	$(7,059)	$(6,582)	$(1,413,082)
Net cash provided by financing activities	$147,679	$79	$1,461,364
Net change in cash and cash equivalents	$(4,293)	$314	$39,300
Cash and cash equivalents, beginning of period	$39,614	$39,300	$—
Cash and cash equivalents, end of period	$35,321	$39,614	$39,300

As of December 31, 2020, CatchMark had recognized cumulative HLBV losses of $205.0 million, reducing the carrying value of its investment to zero. CatchMark does not expect to recognize any additional losses from the Triple T Joint Venture as CatchMark has not guaranteed obligations of the venture and is not otherwise committed to provide it additional financial support.

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

As of December 31, 2020, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.3 million remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of December 31,
(in thousands)	2020	2019
Dawsonville Bluffs Joint Venture:
Total assets	$3,059	$4,041
Total liabilities	$39	$111
Total equity	$3,020	$3,930
CatchMark:
Carrying value of investment	$1,510	$1,965

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Dawsonville Bluffs Joint Venture:
Total Revenues	$1,450	$11,101	$14,852
Net Income	$547	$1,956	$5,267
CatchMark:
Equity share of net income	$274	$978	$2,634

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Dawsonville Joint Venture:
Net cash provided by operating activities	$575	$9,325	$13,388
Net cash used in financing activities	$(1,457)	$(9,615)	$(17,032)
Net change in cash and cash equivalents	$(882)	$(290)	$(3,644)
Cash and cash equivalents, beginning of period	$1,441	$1,731	$5,375
Cash and cash equivalents, end of period	$559	$1,441	$1,731

For the years ended December 31, 2020, 2019, and 2018, CatchMark received cash distributions of $0.7 million, $4.8 million, and $8.5 million, respectively, from the Dawsonville Bluffs Joint Venture, $0.3 million, $1.0 million and $3.8 million of which was classified as operating distributions, $0.4 million, $3.8 million and $4.7 million was classified as return of capital in the investing section of the accompanying consolidated statements of cash flows.

Risks and Uncertainties Related to Unconsolidated Joint Ventures

CatchMark’s unconsolidated joint ventures, most notably the Triple T Joint Venture, are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on the Triple T Joint Venture’s business and that of its customers and contractors is uncertain and difficult to predict. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies and capital markets, and the impact is expected to continue to be significant during the remainder of 2020 and into 2021. Such economic disruption could have a material adverse effect on the Triple T Joint Venture’s business due to the same reasons discussed in Note 1 — Organization with respect to CatchMark. The severity of the impact of the COVID-19 pandemic on the Triple T Joint Venture’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Triple T Joint Venture’s customers, all of which are uncertain and cannot be predicted. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the future financial condition, liquidity, or results of operations of CatchMark’s unconsolidated joint ventures is uncertain.

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

For the years ended December 31, 2020, 2019 and 2018, CatchMark earned the following fees from its unconsolidated joint ventures:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Triple T Joint Venture (1)	$11,901	$11,286	$5,496
Dawsonville Bluffs Joint Venture (2)	$283	$662	$107
	$12,184	$11,948	$5,603
(1)    Includes $0.5 million, $0.5 million, and $0.2 million of reimbursements of compensation costs for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)    Includes $0.3 million and $0.6 million of incentive-based promote earned for exceeding investment hurdles for the years ended December 31, 2020 and 2019, respectively.

5.Notes Payable and Lines of Credit

Amended Credit Agreement

As of December 31, 2020, CatchMark was party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, and May 1, 2020 (the “Amended Credit Agreement”), with a syndicate of lenders including CoBank, which serves as the administrative agent. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

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
•a $100.0 million ten-year term loan (the “Term Loan A-1”);
•a $100.0 million nine-year term loan (the “Term Loan A-2”);
•a $68.6 million ten-year term loan (the “Term Loan A-3”); and

•a $140.0 million seven-year term loan (the "Term Loan A-4").

The amendment dated May 1, 2020 provided for, among other things: (1) the removal of the LTV ratio covenant reduction, from 50% to 45%, which would have otherwise been effective on December 31, 2021; (2) the removal of the minimum liquidity balance of $25.0 million, which enables CatchMark to draw down more proceeds for working capital or other purposes if needed under its Revolving Credit Facility; (3) a reduction in the Multi-Draw Term Facility commitment from $200 million to $150 million, which provides CatchMark ample capacity for future acquisitions while lowering its unused commitment fees; and (4) the ability to make additional investments in joint ventures during 2020 if CatchMark met certain LTV ratio requirements.

During 2020, CatchMark paid down $20.9 million of its outstanding balance on the Multi-Draw Term Facility with proceeds from a large disposition in February and borrowed $5.0 million under its Multi-Draw Term Facility to fund its additional equity investment in the Triple T Joint Venture in June (see Note 4 — Unconsolidated Joint Ventures).

As of December 31, 2020 and 2019, CatchMark had the following debt balances outstanding:

(in thousands)	Maturity Date		Current Interest Rate(1)	Outstanding Balance as of December 31,
Credit Facility		Interest Rate		2020	2019
Term Loan A-1	12/23/2024	LIBOR + 1.75%	1.90%	$100,000	$100,000
Term Loan A-2	12/01/2026	LIBOR + 1.90%	2.05%	100,000	100,000
Term Loan A-3	12/01/2027	LIBOR + 2.00%	2.15%	68,619	68,619
Term Loan A-4	08/22/2025	LIBOR + 1.70%	1.85%	140,000	140,000
Multi-Draw Term Facility	12/01/2024	LIBOR + 2.20%	2.35%	34,086	49,936
Total Principal Balance				$442,705	$458,555
Less: Net Unamortized Deferred Financing Costs				$(5,215)	$(5,568)
Total				$437,490	$452,987
(1)    For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of December 31, 2020. The weighted-average interest rate excludes the impact of interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As of December 31, 2020, CatchMark had $150.9 million of borrowing capacity remaining under its credit facilities, consisting of $115.9 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

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

CatchMark pays the lenders an unused commitment fee on the unused portion of the Revolving Credit Facility and the Multi-Draw Term Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV Ratio. For the years ended December 31, 2020, 2019 and 2018, CatchMark recognized $0.6 million, $0.6 million, and $0.5 million of unused commitment fees as interest expense on its consolidated statements of operations.

CatchMark’s obligations under the Amended Credit Agreement are collateralized by a first priority lien on the timberlands owned by CatchMark’s subsidiaries and substantially all of CatchMark’s subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation, accounts, equipment, inventory, intellectual property, bank accounts and investment property. In addition, the obligations under the Amended Credit Agreement are jointly and severally guaranteed by CatchMark and all of its subsidiaries pursuant to the terms of the Amended Credit Agreement. CatchMark has also agreed to guarantee certain losses caused by certain willful acts of CatchMark or its subsidiaries.

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. The eligibility remains the same under Amended Credit Agreement. Therefore, CatchMark accrues patronage dividends it expects to receive based on actual patronage dividends received as a percentage of its weighted-average eligible debt balance. Of the total patronage dividend received, 75% was received in cash and 25% was received in equity of the Patronage Banks. As of December 31, 2020, 2019, and 2018, CatchMark accrued $3.6 million, $3.8 million, and $3.3 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on its consolidated statements of operations.

In March 2020 and 2019, CatchMark received patronage dividends of $4.1 million and $3.3 million, respectively, on its patronage eligible borrowings. Of the total patronage dividend received in March 2020, $3.1 million was received in cash and $1.0 million was received in equity of the Patronage Banks.

As of December 31, 2020 and 2019, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of December 31,
Patronage dividends classified as:	2020	2019
Accounts receivable	$3,597	$3,810
Prepaid expenses and other assets (1)	3,335	2,329
Total	$6,932	$6,139
(1)     Represents cumulative patronage dividends received as equity in the Patronage Banks.

Debt Covenants
The Amended Credit Agreement contains, among others, the following financial covenants which:

•limit the LTV Ratio to 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1:00 at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

The Amended Credit Agreement permits CatchMark to declare, set aside funds for, or pay dividends, distributions, or other payments to stockholders so long as it is not in default under the Amended Credit Agreement. However, if CatchMark has suffered a bankruptcy event or a change of control, the Amended Credit Agreement prohibits CatchMark from declaring, setting aside, or paying any dividend, distribution, or other payment other than as required to maintain its REIT qualification. The Amended Credit Agreement also subjects CatchMark to mandatory prepayment from proceeds generated from dispositions of timberlands or lease terminations, which may have the effect of limiting its ability to make distributions to stockholders under certain circumstances.

CatchMark was in compliance with the financial covenants of the Amended Credit Agreement as of December 31, 2020. See Note 1 — Organization for discussion of uncertainties and risks to CatchMark’s financial position, liquidity and results of operations, including impacts of the global COVID-19 pandemic.

Interest Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2020, 2019, and 2018, CatchMark made the following cash interest payments on its borrowings:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash paid for interest	$11,619	$20,399	$15,816

Included in the interest payments for the years ended December 31, 2020, 2019 and 2018 were unused commitment fees of $0.5 million, $0.1 million and $0.2 million, respectively. No interest paid was capitalized during the years ended December 31, 2020, 2019 and 2018.
As of December 31, 2020 and 2019, the weighted-average interest rate on these borrowings, after consideration of the interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.25% and 3.87%, respectively. After further consideration of the expected patronage dividends, CatchMark's weighted-average interest rate as of December 31, 2020 and 2019 was 2.45% and 3.07%, respectively.

As of December 31, 2020 and 2019, the fair value of CatchMark's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of December 31, 2020, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.083%	one-month LIBOR	$75,000
Total					$275,000

As of December 31, 2020, CatchMark's interest rate swaps effectively fixed the interest rate on $275.0 million of its $442.7 million variable rate debt at 3.98%, inclusive of the applicable spread but before considering patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statement of cash flows.

CatchMark had the following interest rate swaps outstanding from the respective effective date through October 21, 2019, when they were terminated:

Terminated Interest Rate Swap	Effective Date	Termination Date	Pay Rate	Receive Rate	Notional Amount
2017 Swap - 3YR	3/28/2017	10/21/2019	1.800%	one-month LIBOR	$30,000
2018 Swap - 2YR	9/6/2018	10/21/2019	2.796%	one-month LIBOR	$50,000
2018 Swap - 3YR	9/6/2018	10/21/2019	2.869%	one-month LIBOR	$50,000
2017 Swap - 4YR	3/28/2017	10/21/2019	2.045%	one-month LIBOR	$20,000
2018 Swap - 4YR	2/28/2018	10/21/2019	2.703%	one-month LIBOR	$30,000
2017 Swap - 7YR	3/23/2017	10/21/2019	2.330%	one-month LIBOR	$20,000
2014 Swap - 10YR	12/23/2014	10/21/2019	2.395%	one-month LIBOR	$35,000
2016 Swap - 8YR	8/23/2016	10/21/2019	1.280%	one-month LIBOR	$45,000
2018 Swap - 8YR	2/28/2018	10/21/2019	2.884%	one-month LIBOR	$20,000
2018 Swap - 9YR	8/28/2018	10/21/2019	3.014%	one-month LIBOR	$50,000
Total					$350,000

All of CatchMark's outstanding interest rate swaps during 2020, 2019 and 2018 qualified for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark’s interest rate swaps measured at fair value as of December 31, 2020 and 2019:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(30,029)	$(8,769)

During the years ended December 31, 2020, 2019, and 2018, CatchMark recognized a change in fair value of its interest rate swaps of $19.6 million, $8.3 million, and $2.4 million, respectively, as other comprehensive loss.

CatchMark paid $4.3 million, $0.3 million, and $0.5 million, respectively, under the interest rate swaps during the years ended December 31, 2020, 2019, and 2018. All amounts were included in interest expense in the consolidated statements of operations.

During the years ended December 31, 2020 and 2019, CatchMark reclassified $1.6 million and $0.5 million, respectively, from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception.

As of December 31, 2020, CatchMark estimated that $6.6 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months, including $1.0 million related to the amortization of the off-market swap value at hedge inception.

7.    Commitments and Contingencies

Mahrt Timber Agreements

In connection with its acquisition of timberlands from WestRock, CatchMark entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly-owned subsidiary of WestRock. The master stumpage agreement provides that CatchMark will sell specified amounts of timber and make available certain portions of our timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase a specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly market pricing adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark with a reliable customer for the wood products from its timberlands. For the years ended December 31, 2020, 2019, and 2018, approximately 11%, 12%, and 17%, respectively, of CatchMark's net timber sales revenue was derived from the Mahrt Timber Agreements. For 2021, WestRock is required to purchase a minimum of 380,800 tons and we are committed to make available for purchase by WestRock a minimum of 443,200 tons of timber under the Mahrt Timber Agreements.

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

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2022, and is automatically extended for one-year periods unless written notice is provided by CatchMark or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

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

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease right-of-use ("ROU") asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $0.5 million and $0.3 million of operating lease expense, respectively, for the years ended December 31, 2020 and 2019, which was included in general and administrative expenses on its consolidated statements of operations. For the years ended December 31, 2020 and 2019, CatchMark paid $0.4 million and $0.3 million, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows. The adoption of ASC 842 did not result in a cumulative-effect adjustment to CatchMark's retained earnings, as its office lease commenced in January 2019.

CatchMark had the following future annual payments for its office lease as of December 31, 2020:

(dollar amounts in thousands)	Required Payments
2021	$412
2022	424
2023	435
2024	447
2025	459
Thereafter	1,414
$3,591
Less: imputed interest	(603)
Operating lease liability	$2,988

Remaining lease term (years)	7.9
Discount rate	4.58%

CatchMark holds leasehold interests in 21,700 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of December 31, 2020, CatchMark had the following future lease payments under its LTC Lease:

(in thousands)	Required Payments
2021	$411
2022	364
$775
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

8.Noncontrolling Interest
CatchMark Timber Trust is the general partner of CatchMark Timber OP and owns 99.82% of its common units (the "Common Units"). CatchMark LP Holder, a wholly-owned subsidiary of CatchMark Timber Trust, owns 200 Common Units representing approximately 0.01% of the partnership interests. The remaining 0.17% of the Common Units are owned by current and former officers and directors of CatchMark Timber Trust.

On October 31, 2018, CatchMark Timber Trust, as general partner of CatchMark Timber OP, executed the Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber OP (as amended, the “Partnership Agreement”) with CatchMark LP Holder. The Partnership Agreement, as amended, added provisions authorizing CatchMark Timber OP to issue a class of limited partnership interests (the “LTIP Units"), to certain officers, directors, and employees of CatchMark. LTIP Units are a class of units structured to qualify as “profits interests” for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into the Common Units. The LTIP Units initially have no value and are not at parity with the Common Units with respect to liquidating distributions. Regular and other non-liquidating distributions are made by CatchMark Timber OP with respect to unvested LTIP Units as provided in the applicable award agreement for such units. Upon the occurrence of specified events, the LTIP Units can over time achieve partial to full parity with the Common Units.

Vested LTIP Units that have achieved full parity with the Common Units are automatically converted into the Common Units on a one-for-one basis. Vested LTIP Units that have not achieved full parity with the Common Units may convert into the Common Units on less than a one-for-one basis based on relative capital accounts. Limited partners holding Common Units, including those converted from LTIP Units, have the option to cause CatchMark Timber OP to redeem such units after the units have been held for one year. Unless CatchMark Timber Trust exercises its right to purchase the Common Units in exchange for shares of its common stock, CatchMark Timber OP would redeem each such unit with cash equal to the value of one share of CatchMark Timber Trust's common stock.

CatchMark recognizes noncontrolling interest associated with the LTIP Units in an amount equal to the cumulative compensation cost of such LTIP Units. Upon any forfeiture of the LTIP Units, the associated noncontrolling interest is reclassified to additional paid-in capital. Upon the conversion of the LTIP Units to Common Units, noncontrolling interest is adjusted so that the book value of each newly converted Common Unit equals the book value of an existing Common Unit. Noncontrolling interest is subsequently adjusted by allocations of earnings and distributions paid.

For the years ended December 31, 2020 and 2019, CatchMark recognized $1.2 million and $0.5 million in stock-based compensation expense related to the LTIP Units as noncontrolling interest. During 2020, 85,801 vested LTIP Units were converted to Common Units and $0.4 million was reclassified from noncontrolling interest to additional paid-in capital. Additionally, $38,000 was reclassified out of noncontrolling interest as the result of a forfeiture of LTIP Units. See Note 10 — Stock-based Compensation for more details regarding LTIP Units.

9.    Stockholders' Equity

Under CatchMark's charter, it has authority to issue a total of one billion shares of capital stock. Of the total shares authorized, 900 million shares are designated as common stock with a par value of $0.01 per share and 100 million shares are designated as preferred stock.

Share Repurchase Program

On August 7, 2015, the board of directors approved a share repurchase program for up to $30.0 million of CatchMark's outstanding common stock at management's discretion (the "SRP"). The program has no set duration and the Board may discontinue or suspend it at any time. During the year ended December 31, 2020, CatchMark repurchased 304,719 shares of common stock at an average price of $6.53 per share for a total of $2.0 million under the SRP, including transaction costs. All common stock purchases under the SRP were made in open-market transactions and were funded with cash on-hand. As of December 31, 2020, CatchMark had 48.8 million shares of common stock outstanding and may repurchase up to an additional $13.7 million under the SRP.

Equity Offering

On June 2, 2017, CatchMark filed a shelf registration statement on Form S-3 with the SEC (the "2017 Shelf Registration Statement"), which was declared effective by the SEC on June 16, 2017. In March 2018, under the 2017 Shelf Registration Statement, CatchMark issued 5.75 million shares of its common stock at a price of $12.60 per share (the "2018 Equity Offering"). After deducting $3.5 million in underwriting commissions and fees and other issuance costs, CatchMark received net proceeds of $69.0 million from the 2018 Equity Offering which was used to pay down a portion of its outstanding debt. CatchMark did not make any issuances under the 2017 Shelf Registration Statement in 2020 and 2019.

On February 28, 2020, CatchMark filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC (the "2020 Shelf Registration Statement"), which was declared effective on May 7, 2020. The 2020 Shelf Registration Statement provides CatchMark with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, CatchMark entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of our common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under the 2020 Shelf Registration Statement. As of December 31, 2020, CatchMark has not sold any shares of its common stock under the distribution agreement.

Distributions

Since December 2013, CatchMark has made and intends to continue to make quarterly distributions to holders of its common stock. The table below summarizes the distributions CatchMark made during the years ended December 31, 2020, 2019 and 2018, and the tax characterization of the distributions:

	2020	2019	2018
Total Cash Distributions per Common Share	$0.54	$0.54	$0.54

Tax Characterization
Return of Capital	100%	100%	100%

The amount of distributions and the tax treatment thereof in prior periods are not necessarily indicative of amounts anticipated in future periods.

10.    Stock-based Compensation

Long-Term Incentive Plans

CatchMark's long-term incentive plan, as approved by the common stockholders in June 2017, allows for the award of options, stock appreciation rights, restricted stock, RSUs, deferred stock units, performance awards, other stock-based awards, or any other right or interest relating to stock or cash to the employees, directors, and consultants of CatchMark or its affiliates (the "2017 Plan"). The 2017 Plan provides for issuance of up to 1.8 million shares through CatchMark's 2027 annual stockholders meeting, or, in the case of an amendment approved by stockholders to increase the number of shares subject to the 2017 Plan, the 10th anniversary of such amendment date. As of December 31, 2020, 660,951 shares remained available for issuance under the 2017 Plan.

Accelerated Vesting of Former CEO's Outstanding Equity Awards

On January 21, 2020, Jerrold Barag retired as the Chief Executive Officer of CatchMark and as a member of CatchMark's board of directors. In connection with Mr. Barag's retirement, 103,135 shares of his service-based restricted stock awards vested immediately, 46,912 shares of which were withheld to cover tax withholding. CatchMark repurchased the remaining 56,223 fully vested shares at a per-share price of $11.05, which was the average closing price of the common stock for the five-day trading period ended prior to January 21, 2020, payable to Mr. Barag in 24 equal installments through January 2022. Mr. Barag’s 72,272 performance-based LTIP Units issued under the executive officer’s 2017 compensation program had a performance period from January 1, 2017 to December 31, 2019. 25,218 of these 72,272 LTIP Units were earned and vested on January 29, 2020. Mr. Barag’s remaining 142,909 performance-based LTIP units issued under the executive officers' 2018 and 2019 compensation programs were treated as if the performance period for such awards ended on January 21, 2020. The Compensation Committee determined that Mr. Barag earned a total of 32,780 LTIP Units under the 2018 and 2019 compensation programs, which were vested on January 29, 2020. In accordance with ASC 718: Compensation - Stock Compensation, CatchMark applied modification accounting and recognized the incremental fair value of these awards in the amount of $1.2 million as stock-based compensation expense in the first quarter of 2020. For complete terms and conditions of the separation agreement, see the Form 8-K filed with the SEC on January 21, 2020.

During the year ended December 31, 2020, CatchMark made installment payments totaling $0.3 million related to the repurchase of Mr. Barag's service-based restricted stock awards.

Service-based Restricted Stock Grants to Employees

On February 18, 2020, CatchMark issued 153,842 shares of service-based restricted stock to its employees including its executive officers, vesting over a four-year period. The fair value of $1.7 million was determined based on the closing price of CatchMark's common stock on the grant date and is amortized evenly over the vesting period.

Below is a summary of service-based restricted stock grants to the employees during the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Restricted Shares granted	153,842	230,885	175,729
Weighted-average grant date fair value per share	$10.99	$9.66	$10.60
Grant date fair value of restricted stock vested ('000) (1)	$2,364	$953	$1,756
Cash used to repurchase common shares for minimum tax withholding on restricted shares vested ('000) (2)	$1,018	$278	$445
(1)    Includes accelerated vesting of $1.1 million in connection with the retirement of CatchMark's former CEO in 2020.
(2)    Includes $0.5 million paid in connection with the retirement of CatchMark's former CEO in 2020.

A rollforward of CatchMark's unvested service-based restricted stock awards to employees for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	442,401	$9.96
Granted	153,842	$10.99
Vested (1)	(221,421)	$8.82
Forfeited	—	$—
Unvested at December 31, 2020	374,822	$10.51
(1)    Includes 103,135 shares associated with the retirement of CatchMark's former CEO in 2020.

Performance-based Grants

On February 18, 2020, CatchMark granted 197,115 performance-based LTIP Units to its executive officers and 23,589 shares of performance-based restricted stock to its eligible officers (the "2020 Performance-based Grant"). The issuance represents the maximum number of LTIP Units or shares of restricted stock that could be earned based on the relative performance of CatchMark's TSR as compared to a pre-established peer group's TSR and to the Russell Microcap Index in each case over a three-year performance period from January 1, 2020 to December 31, 2022. The Compensation Committee will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2023 and 2024. The total compensation cost of the 2020 Performance-based Grant was $1.3 million and was amortized over the weighted vesting period of 3.5 years. The fair value of each LTIP Unit and share of restricted stock was calculated using Monte-Carlo simulation with the following assumptions:

Grant date market price (February 18, 2020)	$10.99
Weighted-average fair value per granted LTIP Unit/share	$5.93
Assumptions:
Volatility	23.22%
Expected term (years)	3.0
Risk-free interest rate	1.41%

A rollforward of CatchMark's unvested, performance-based LTIP units grants for the year ended December 31, 2020 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	404,230	$4.56
Granted (1)	255,113	$7.11
Vested (1)	(65,704)	$9.98
Forfeited (2)	(243,936)	$3.65
Unvested at December 31, 2020	349,703	$6.03

(1)    Includes 57,998 LTIP Units deemed granted and vested on the same day pursuant to the separation agreement in connection with the retirement of CatchMark's former CEO in 2020.
(2)    Includes 215,181 LTIP Units deemed forfeited in connection with the retirement of CatchMark's former CEO in 2020. These units were issued to the former CEO in 2018 and 2019 and were unvested as of the date of his retirement.

A rollforward of CatchMark's unvested, performance-based restricted stock grants for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	7,937	$1.84
Granted	23,589	$5.93
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2020	31,526	$4.90

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

On June 25, 2020, CatchMark issued the annual equity-based grants, with an aggregate grant day fair value of $350,000 with a one-year vesting period, to its independent directors who were elected at CatchMark's 2020 annual meeting of stockholders. Each independent director received a grant with a fair value of $70,000, which will vest on the date of CatchMark's 2021 annual meeting of stockholders. Upon their respective elections, two independent directors each received 8,434 shares of CatchMark's restricted common stock and the remaining three independent directors each received 8,434 LTIP Units in CatchMark Timber OP (see Note 8 — Noncontrolling Interest for further details). CatchMark recognized $175,000 of general and administrative expense related to these awards during the year ended December 31, 2020.

CatchMark repurchased 4,027 shares from an independent director to satisfy income tax liabilities at his election during the year ended December 31, 2020.

Below is a summary of independent directors' stock-based compensation for the years ended December 31, 2020, 2019, and 2018:

(dollars in thousands, except for per-share amounts)	2020	2019	2018
Restricted shares granted	20,744	20,097	—
Weighted-average grant date fair value per share	$8.17	$10.45	$—

Number of LTIP Units granted (1)	25,302	20,097	—
Weighted-average grant date fair value per unit	$8.30	$10.45	$—

Grant date fair value of restricted stock granted	$169	$210	$—
Grant date fair value of LTIP Units granted	$210	$210	$—
Cash used to repurchase common shares for minimum tax withholding on restricted shares vested	$34	$—	$53
(1)    6,699 LTIP Units vested on July 31, 2019 upon the retirement of a LTIP Unit recipient.

A rollforward of CatchMark's unvested restricted stock and LTIP Unit grants to the directors for the year ended December 31, 2020 is as follows:

	Restricted Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2019	20,097	$10.45	13,398	$10.45
Granted	20,744	$8.17	25,302	$8.30
Vested	(20,097)	$10.45	(13,398)	$10.45
Forfeited	—	$—	—	$—
Unvested as of December 31, 2020	20,744	$8.17	25,302	$8.30

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense is presented below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
General and administrative expenses	$3,419	$2,527	$2,356
Forestry management expenses	417	263	333
Total	$3,836	$2,790	$2,689

As of December 31, 2020, $4.3 million of unrecognized compensation expense remained and will be recognized over a weighted-average period of 2.3 years.

11.     Recreational Leases

CatchMark leases certain access rights to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for at least another one-year term. CatchMark retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants and, thus, the leases are accounted for under ASC 606. As of December 31, 2020, 387,000 acres, or 99.7% of CatchMark’s timberland available for recreational uses, had been leased to tenants under operating leases that expire between May and July 2021. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as deferred revenues until earned over the terms of the respective lease terms and recognized as other revenue. As of December 31, 2020 and 2019, $1.8 million and $1.9 million, respectively, of such rental receipts are included in other liabilities in the accompanying consolidated balance sheets. For the three years ended December 31, 2020, 2019 and 2018,

CatchMark recognized other revenues related to recreational leases of $4.0 million, $4.1 million, and $4.7 million, respectively.

12.     Income Taxes
CatchMark TRS is generally the only subsidiary of CatchMark subject to U.S. federal and state income taxes. CatchMark TRS records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. For the year ended December 31, 2018, CatchMark TRS has recorded a full valuation allowance on its net deferred tax assets. As of December 31, 2020 and 2019, CatchMark TRS had a net deferred tax asset balance of $0.5 million and $1.1 million, respectively, as it was more likely than not that a portion of its deferred tax asset was going to be realized based on projected future income as of each date.

The Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017 and became effective on January 1, 2018. TCJA made many significant changes to the U.S. tax law, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax, among other changes. TCJA reduced the U.S. corporate tax rate to 21% from 35%.

As of December 31, 2020, CatchMark Timber Trust and CatchMark TRS had the following federal and state net operating loss ("NOL") carryforwards:

(in millions)	Federal		State	Total
CatchMark Timber Trust	$132.4	(1)	$112.6	$245.0
CatchMark TRS	$23.4	(2)	$18.4	$41.8
Total	$155.8		$131.0	$286.8
(1)     Includes $108.3 million of NOL generated prior to January 1, 2018.
(2)    Entire $23.4 million of NOL was generated prior to January 1, 2018.

Such NOL carryforwards may be utilized, subject to certain limitations, to offset future taxable income. The federal NOL generated prior to January 1, 2018 would begin to expire in 2027 and the state NOL generated prior to January 1, 2018 would begin to expire in 2022. TCJA allows CatchMark Timber Trust and CatchMark TRS to carry forward its federal NOL generated beginning January 1, 2018 indefinitely; however, the use of the NOL in any given tax year will be limited to 80% of the annual taxable income.

The other provisions of TCJA did not have a material impact on the accompanying consolidated financial statements of CatchMark for the years ended December 31, 2020, 2019 and 2018.

Components of the deferred tax assets as of December 31, 2020 and 2019 were attributable to the operations of CatchMark TRS only and were as follows:

	As of December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforward	$5,713	$6,711
Gain on timberland sales	52	34
Other	609	648
Total gross deferred tax asset	6,374	7,393

Valuation allowance	(5,829)	(6,185)
Total net deferred tax asset	$545	$1,208

Deferred tax liability:
Timber depletion	76	81
Total gross deferred tax liability	$76	$81

Deferred tax assets, net	$469	$1,127

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes and valuation allowances (net of federal benefit). A reconciliation of the federal statutory income tax rate to CatchMark TRS’ effective tax rate for the years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.2%	—%	—%
Other temporary differences	—%	5.1%	(0.2)%
Other permanent differences	6.3%	6.3%	5.4%
Effects of federal rate change	—%	—%	—%
Valuation allowance (1)	(3.7)%	(53.9)%	(26.2)%
Effective tax rate	26.8%	(21.5)%	—%
(1)     Represents a partial valuation allowance against federal net operating losses for the year ended December 31, 2020 and 2019, as CatchMark does not believe those losses will be fully utilized in the future. CatchMark recorded a full valuation allowance against federal net operating losses for the year ended December 31, 2018.

As of December 31, 2020 and 2019, the tax basis carrying value of CatchMark’s total timber assets was $570.9 million and $626.7 million, respectively.

13.    Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019:

	2020
(in thousands, except for per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,972	$21,757	$24,613	$30,948
Loss before unconsolidated joint ventures and income taxes	$(4,161)	$(3,838)	$(1,855)	$(2,300)
Net loss	$(4,249)	$(6,183)	$(4,149)	$(2,957)
Basic and diluted net loss per share (1)	$(0.09)	$(0.13)	$(0.09)	$(0.06)

	2019
(in thousands, except for per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,573	$28,660	$26,380	$29,096
Income (loss) before unconsolidated joint ventures and income taxes	$(3,086)	$(1,914)	$4,494	$(4,471)
Net loss	$(30,395)	$(30,565)	$(20,557)	$(11,804)
Basic and diluted net loss per share	$(0.62)	$(0.62)	$(0.42)	$(0.24)
(1)    The sum of the quarterly amounts does not equal net loss per share for the year due to changes in weighted-average shares

14.    Customer Concentration

For the years ended December 31, 2020, 2019, and 2018, WestRock represented 15%, 16%, and 20% of CatchMark's total revenues, respectively. No other customer represented more than 10% of CatchMark's total revenues during 2020 and 2019. For 2018, IP represented 12% of CatchMark's total revenues.

15.    Segment Information

As of December 31, 2020, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents operating revenues by reportable segment:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Harvest	$76,464	$77,189	$74,734
Real Estate	15,642	17,572	17,520
Investment Management	12,184	11,948	5,603
Total	$104,290	$106,709	$97,857

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Harvest	$34,190	$33,670	$31,191
Real Estate	14,748	16,559	16,388
Investment Management	12,609	16,749	12,431
Corporate	(9,482)	(10,072)	(10,224)
Total	$52,065	$56,906	$49,786

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Adjusted EBITDA	$52,065	$56,906	$49,786
Subtract:
Depletion	29,112	28,064	25,912
Interest expense (1)	12,070	17,058	13,643
Amortization (1)	3,255	1,786	2,821
Income tax expense (benefit)	658	(1,127)	—
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	151	3,823	4,195
Basis of timberland sold, lease terminations and other (3)	13,606	14,964	13,053
Stock-based compensation expense	3,836	2,790	2,689
(Gain) loss from large dispositions (4)	(1,274)	(7,961)	390
HLBV loss from unconsolidated joint venture (5)	5,000	90,450	109,550
Post-employment benefits (6)	2,324	—	—
Other (7)	865	380	(460)
Net loss	$(17,538)	$(93,321)	$(122,007)
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

16.    Subsequent Event

Dividend Declaration

On February 11, 2021, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on February 26, 2021, payable on March 15, 2021.