Form 10-Q
period 2021-03-31
CatchMark Timber Trust, Inc.
filed 2021-05-06
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

(855) 858-9794
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Class A Common Stock, $0.01 Par Value Per Share	CTT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  x    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                 Yes  x    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the registrant’s common stock, as of May 2, 2021: 48,903,731 shares

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

Forward-looking statements in this report, include, but are not limited to, that we manage our operations to generate predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees to provide recurring dividends to our stockholders throughout the business cycle; that we are bolstered by our delivered wood model and fiber supply agreements, which provide a steady source of demand from reliable counterparties; that COVID-19 and actions taken in response thereto could adversely impact our business and the businesses of our unconsolidated joint ventures; that after our balance sheet strengthening in 2019 and 2020, we believe we are well-positioned to weather additional economic turmoil; property performance and anticipated growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture (as defined herein), including the expected benefits of the amended wood supply agreement between the Triple T Joint Venture and GP, including market-based pricing on timber sales, increased reimbursement for extended haul distances, the ability for the Triple T Joint Venture to sell timber to other third parties, the increased ability to sell large timberland parcels to third-party buyers, and an extended term with optimized harvest volume obligations to enhance and preserve long-term asset value.

Forward-looking statements are based on currently available information and a number of assumptions involving judgments and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience and our present expectations. Such risks and uncertainties related to us and the Triple T Joint Venture include those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent reports filed with the SEC. Accordingly, readers are cautioned not to rely on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), equity, and cash flows reflects all adjustments, consisting solely of normal and recurring adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for per-share amounts)

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$12,656	$11,924
Accounts receivable	6,867	8,333
Prepaid expenses and other assets	6,646	5,878
Operating lease right-of-use asset (Note 7)	2,755	2,831
Deferred financing costs	147	167
Timber assets (Note 3):
Timber and timberlands, net	569,258	576,680
Intangible lease assets	4	5
Investments in unconsolidated joint ventures (Note 4)	2,124	1,510
Total assets	$600,457	$607,328

Liabilities:
Accounts payable and accrued expenses	$5,387	$4,808
Operating lease liability (Note 7)	2,919	2,988
Other liabilities	15,787	32,130
Notes payable and lines of credit, net of deferred financing costs (Note 5)	437,754	437,490
Total liabilities	461,847	477,416

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 48,904 and 48,765 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	489	488
Additional paid-in capital	728,616	728,662
Accumulated deficit and distributions	(579,580)	(572,493)
Accumulated other comprehensive loss	(12,238)	(27,893)
Total stockholders’ equity	137,287	128,764
Noncontrolling Interests	1,323	1,148
Total equity	138,610	129,912
Total liabilities and equity	$600,457	$607,328

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Timber sales	$20,149	$18,166
Timberland sales	3,357	4,779
Asset management fees	3,118	2,975
Other revenues	1,062	1,052
	27,686	26,972
Expenses:
Contract logging and hauling costs	8,731	7,277
Depletion	7,725	6,941
Cost of timberland sales	2,155	3,422
Forestry management expenses	1,887	1,834
General and administrative expenses	3,600	7,267
Land rent expense	113	124
Other operating expenses	1,713	1,636
	25,924	28,501

Other income (expense):
Interest income	1	46
Interest expense	(2,928)	(3,957)
Gain on large dispositions	—	1,279
	(2,927)	(2,632)

Loss before unconsolidated joint ventures	(1,165)	(4,161)
Income (loss) from unconsolidated joint ventures (Note 4)	614	(88)
Net loss	(551)	(4,249)
Net loss attributable to noncontrolling interest	(1)	—
Net loss attributable to common stockholders	$(550)	$(4,249)

Weighted-average common shares outstanding - basic and diluted	48,796	48,989

Net loss per common share - basic and diluted	$(0.01)	$(0.09)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(551)	$(4,249)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	15,685	(24,478)
Comprehensive income (loss)	15,134	(28,727)
Comprehensive income (loss) attributable to noncontrolling interest	30	—
Comprehensive income (loss) attributable to common stockholders	$15,104	$(28,727)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2020	48,765	$488	$728,662	$(572,493)	$(27,893)	$128,764	$1,148	$129,912
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	139	1	(46)	—	—	(45)	174	129
Dividends on common stock ($0.135 per share)	—	—	—	(6,537)	—	(6,537)	—	(6,537)
Distributions to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	(550)	—	(550)	(1)	(551)
Other comprehensive income	—	—	—	—	15,655	15,655	30	15,685
Balance, March 31, 2021	48,904	$489	$728,616	$(579,580)	$(12,238)	$137,287	$1,323	$138,610

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2019	49,008	$490	$729,274	$(528,847)	$(8,276)	$192,641	$562	$193,203
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	91	1	215	—	—	216	691	907
Dividends on common stock ($0.135 per share)	—	—	—	(6,564)	—	(6,564)	—	(6,564)
Distributions to noncontrolling interest	—	—	—	—	—	—	(84)	(84)
Repurchase of common stock	(352)	(4)	(2,550)	—	—	(2,554)	—	(2,554)
Net loss	—	—	—	(4,249)	—	(4,249)	—	(4,249)
Other comprehensive loss	—	—	—	—	(24,478)	(24,478)	—	(24,478)
Balance, March 31, 2020	48,747	$487	$726,939	$(539,660)	$(32,754)	$155,012	$1,169	$156,181

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(551)	$(4,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	7,725	6,941
Basis of timberland sold, lease terminations and other	1,966	3,276
Stock-based compensation expense	619	1,872
Noncash interest expense	585	707
Noncash lease expense	5	10
Other amortization	43	41
Gain on large dispositions	—	(1,279)
(Income) loss from unconsolidated joint ventures	(614)	88
Interest paid under swaps with other-than-insignificant financing element	1,407	340
Changes in assets and liabilities:
Accounts receivable	489	1,619
Prepaid expenses and other assets	215	359
Accounts payable and accrued expenses	658	2,576
Other liabilities	(955)	(1,042)
Net cash provided by operating activities	11,592	11,259

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(2,317)	(2,712)
Distributions from unconsolidated joint ventures	—	400
Net proceeds from large dispositions	—	20,863
Net cash provided by (used in) investing activities	(2,317)	18,551

Cash Flows from Financing Activities:
Repayment of notes payable	—	(20,850)
Financing costs paid	(4)	(30)
Interest paid under swaps with other-than-insignificant financing element	(1,407)	(340)
Dividends/distributions paid	(6,565)	(6,648)
Repurchase of common shares	(78)	(2,052)
Repurchase of common shares for minimum tax withholding	(489)	(965)
Net cash used in financing activities	(8,543)	(30,885)
Net change in cash and cash equivalents	732	(1,075)
Cash and cash equivalents, beginning of period	11,924	11,487
Cash and cash equivalents, end of period	$12,656	$10,412

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 (UNAUDITED)

1.    Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.81% of its Common Units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is a limited partner of CatchMark Timber OP and owns 0.01% of its Common Units. The remaining 0.18% of CatchMark Timber OP’s common units are owned by current and former officers and directors of CatchMark Timber Trust. In addition, CatchMark Timber Trust conducts certain aspects of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

Risks and Uncertainties

CatchMark is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on CatchMark’s business and that of its customers and contractors is uncertain and difficult to predict. The rapid spread of the outbreak caused significant disruptions in the U.S. and global economies and capital markets in 2020, and the impact is expected to continue to be significant during 2021. The COVID-19 pandemic has not had a significant impact on CatchMark’s overall results and CatchMark experienced an increase in timber sales during the three-months ended March 31, 2021 compared to the prior year period. However, such on-going economic disruption could have a material adverse effect on CatchMark’s business due to a decline in demand for CatchMark's timber as a result of a decline in production levels at CatchMark’s customers' mills, including due to instances of COVID-19 among their employees; effects on CatchMark's key employees, including operational management personnel and those charged with preparing, monitoring and evaluating CatchMark’s financial reporting and internal controls; and market volatility and market downturns negatively impacting the trading of CatchMark’s common stock.

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

CatchMark’s consolidated financial statements include the accounts of CatchMark and any VIE in which CatchMark is deemed the primary beneficiary. With respect to entities that are not VIEs, CatchMark's consolidated financial statements also include the accounts of any entity in which CatchMark owns a controlling financial interest and any limited partnership in which CatchMark owns a controlling general partnership interest. In determining whether a controlling interest exists, CatchMark considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited financial statements and notes included in CatchMark’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Impairment Testing

ASC 360-10 requires impairment testing to be completed whenever events or changes in circumstances indicate the asset's carrying value may not be recoverable. Examples of such circumstances for CatchMark include, but are not limited to, a significant decrease in market price of the timber assets, a significant adverse change in the extent or manner in which timber assets are being used, or a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets. CatchMark monitors such events and changes in circumstances, and when indicators of potential impairment are present, evaluates if the carrying amounts of its timber assets exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of its timber assets (the "Recoverable Amount") and if the carrying amount exceeds the timber assets' fair value. The Recoverable Amount and fair value are estimated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable assets, or (iii) the present value of undiscounted cash flows, including estimated salvage value, using data from one harvest cycle. CatchMark has determined that there has been no impairment to its timber assets as of March 31, 2021.

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

3.     Timber Assets

As of March 31, 2021 and December 31, 2020, timber and timberlands consisted of the following, respectively:

	As of March 31, 2021
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$250,876	$7,725	$243,151
Timberlands	325,710	—	325,710
Mainline roads	1,256	859	397
Timber and timberlands	$577,842	$8,584	$569,258

	As of December 31, 2020
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$278,361	$29,112	$249,249
Timberlands	327,089	—	327,089
Mainline roads	1,176	834	342
Timber and timberlands	$606,626	$29,946	$576,680

Timberland Sales

During the three months ended March 31, 2021 and 2020, CatchMark sold 1,800 and 3,000 acres of timberland for $3.4 million and $4.8 million, respectively. CatchMark's cost basis in the timberland sold was $1.9 million and $3.2 million, respectively.

Large Dispositions

CatchMark did not close any large dispositions during the three months ended March 31, 2021. During the three months ended March 31, 2020, CatchMark completed the sale of 14,400 acres of its wholly-owned timberlands for $21.3 million. CatchMark's cost basis was $19.6 million. Of the total net proceeds, $20.9 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility.

Timberland sales and large dispositions acreage by state is listed below:

	Three Months Ended March 31,
Acres Sold In	2021	2020
South
Timberland Sales
Alabama	1,100	1,600
Georgia	700	1,200
South Carolina	—	100
Tennessee	—	100
	1,800	3,000
Large Dispositions
Georgia	—	14,400
	—	14,400

Total	1,800	17,400

Current Timberland Portfolio

As of March 31, 2021, CatchMark directly owned interests in 400,200 acres of timberlands in the U.S. South and Pacific Northwest, 384,700 acres of which were fee-simple interests and 15,500 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of March 31, 2021 (1)	Fee	Lease	Total
South
Alabama	66,300	1,800	68,100
Florida	500	—	500
Georgia	230,100	13,700	243,800
South Carolina	69,700	—	69,700
	366,600	15,500	382,100
Pacific Northwest
Oregon	18,100	—	18,100
Total	384,700	15,500	400,200
(1)Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4.    Unconsolidated Joint Ventures

As of March 31, 2021, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of March 31, 2021
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	1,080,500
Merchantable timber inventory (million tons)	—	43.3	(2)
Location	Georgia	Texas
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

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Triple T Joint Venture
Total assets	$1,540,970	$1,547,344
Total liabilities	$760,874	$763,715
Total equity	$780,096	$783,629
CatchMark
Carrying value of investment	$—	$—

Condensed income statement information for the Triple T Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Triple T Joint Venture
Total revenues	$31,883	$35,281
Net loss	$(6,533)	$(5,727)
CatchMark
Equity share of net loss	$—	$—

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Triple T Joint Venture
Net cash provided by (used in) operating activities	$4,859	$(2,651)
Net cash used in investing activities	$(1,987)	$(2,745)
Net cash used in financing activities	$—	$(4)
Net change in cash and cash equivalents	$2,872	$(5,400)
Cash and cash equivalents, beginning of period	$35,321	$39,614
Cash and cash equivalents, end of period	$38,193	$34,214

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

As of March 31, 2021, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.1 million remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Dawsonville Bluffs Joint Venture
Total assets	$4,416	$3,059
Total liabilities	$169	$39
Total equity	$4,247	$3,020
CatchMark
Carrying value of investment	$2,124	$1,510

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Dawsonville Bluffs Joint Venture
Total revenues	$1,629	$—
Net income (loss)	$1,227	$(175)
CatchMark
Equity share of net income (loss)	$614	$(88)

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Dawsonville Joint Venture
Net cash provided by (used in) operating activities	$566	$(210)
Net cash used in financing activities	$—	$(800)
Net change in cash and cash equivalents	$566	$(1,010)
Cash and cash equivalents, beginning of period	$559	$1,441
Cash and cash equivalents, end of period	$1,125	$431

CatchMark did not receive any cash distributions in the current quarter from the Dawsonville Bluffs Joint Venture. During the three months ended March 31, 2020, CatchMark received cash distributions of $0.4 million.

Risks and Uncertainties Related to Unconsolidated Joint Ventures

CatchMark’s unconsolidated joint ventures, most notably the Triple T Joint Venture, are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Triple T Joint Venture’s business and that of its customers and contractors is uncertain and difficult to predict. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies and capital markets, and the impact is expected to continue to be significant during 2021. Such economic disruption could have a material adverse effect on the Triple T Joint Venture’s business due to the same reasons discussed in Note 1 — Organization with respect to CatchMark. The severity of the impact of the COVID-19 pandemic on the Triple T Joint Venture’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Triple T Joint Venture’s customers, all of which are uncertain and cannot be predicted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the financial condition, liquidity, or results of operations of CatchMark’s unconsolidated joint ventures is uncertain.

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

During the three months March 31, 2021 and 2020, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended March 31,
(in thousands)	2021	2020
Triple T Joint Venture (1)	$3,112	$2,828
Dawsonville Bluffs Joint Venture (2)	6	147
	$3,118	$2,975
(1)Includes $0.1 million of reimbursements of compensation costs for the three months ended March 31, 2021 and 2020, respectively.
(2)Includes $0.1 million of incentive-based promote earned for exceeding investment hurdles for the three months ended March 31, 2020.

5.    Notes Payable and Lines of Credit

Amended Credit Agreement

As of March 31, 2021, CatchMark was party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, and May 1, 2020 (the "Amended Credit Agreement"), with a syndicate of lenders, including CoBank, which serves as the administrative agent. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

•a $35.0 million five-year revolving credit facility (the “Revolving Credit Facility”);
•a $150.0 million seven-year multi-draw term credit facility (the “Multi-Draw Term Facility”);
•a $100.0 million ten-year term loan (the “Term Loan A-1”);
•a $100.0 million nine-year term loan (the “Term Loan A-2”);
•a $68.6 million ten-year term loan (the “Term Loan A-3”); and
•a $140.0 million seven-year term loan (the "Term Loan A-4").

As of March 31, 2021 and December 31, 2020, CatchMark had the following debt balances outstanding:

(dollar amounts in thousands)			Current Interest Rate (1)	Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate		March 31, 2021	December 31, 2020
Term Loan A-1	12/23/2024	LIBOR + 1.75%	1.86%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	2.01%	100,000	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	2.11%	68,619	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	1.81%	140,000	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	2.31%	34,086	34,086
Total principal balance				$442,705	$442,705
Less: net unamortized deferred financing costs				(4,951)	(5,215)
Total				$437,754	$437,490
(1)For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of March 31, 2021. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As of March 31, 2021, CatchMark had $150.9 million of borrowing capacity remaining under its credit facilities, consisting of $115.9 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

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

CatchMark pays the lenders an unused commitment fee on the unused portions of the Revolving Credit Facility and the Multi-Draw Term Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV ratio. For the three months ended March 31, 2021 and 2020, CatchMark recognized $0.1 million and $0.2 million of unused commitment fees as interest expense on its consolidated statements of operations.

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

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. The eligibility remains the same under the Amended Credit Agreement. Therefore, CatchMark accrues patronage dividends it expects to receive based on actual patronage dividends received as a percentage of its weighted-average eligible debt balance. For each of the three months ended March 31, 2021 and 2020, CatchMark accrued $0.9 million as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2021, CatchMark received patronage dividends of $4.1 million on its patronage eligible borrowings. Of the total patronage dividends received, $3.1 million was received in cash and $1.0 million was received in equity of the Patronage Banks.

As of March 31, 2021 and December 31, 2020, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage dividends classified as:	March 31, 2021	December 31, 2020
Accounts receivable	$885	$3,597
Prepaid expenses and other assets (1)	4,311	3,335
Total	$5,196	$6,932
(1)Represents cumulative patronage dividends received as equity in the Patronage Banks.

Debt Covenants

The Amended Credit Agreement contains, among others, the following financial covenants, which:

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

CatchMark was in compliance with the financial covenants of the Amended Credit Agreement as of March 31, 2021. See Note 1 — Organization for discussion of uncertainties and risks to CatchMark’s financial position, liquidity and results of operations, including impacts of the global COVID-19 pandemic.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended March 31, 2021 and 2020, CatchMark made the following cash interest payments on its borrowings:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for interest	$2,300	$4,100

Included in the interest payments for the three months ended March 31, 2021 and 2020, were unused commitment fees of $0.1 million and $0.2 million, respectively.

As of March 31, 2021 and December 31, 2020, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.23% and 3.25%, respectively. After further consideration of expected patronage dividends, CatchMark's weighted-average interest rate as of March 31, 2021 and December 31, 2020 was 2.43% and 2.45%, respectively.

6.     Interest Rate Swaps

CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of March 31, 2021, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)					Notional Amount
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	$75,000
					$275,000

As of March 31, 2021, CatchMark’s interest rate swaps effectively fixed the interest rate on $275.0 million of its $442.7 million variable-rate debt at 3.98%, inclusive of the applicable spread and before consideration of expected patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statements of cash flows.

All of CatchMark's outstanding interest rate swaps during the three months ended March 31, 2021 and 2020 qualified for hedge accounting treatment.
Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of March 31, 2021 and December 31, 2020:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(14,641)	$(30,029)

During the three months ended March 31, 2021 and 2020, CatchMark recognized a change in fair value of its interest rate swaps of $15.7 million and $24.5 million, as other comprehensive income and comprehensive loss, respectively.

CatchMark paid $1.4 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively. All amounts were included in interest expense in the consolidated statements of operations.

During the three months ended March 31, 2021 and 2020, CatchMark reclassified $0.3 million and $0.5 million from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception.

As of March 31, 2021, CatchMark estimated that approximately $6.4 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

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

For 2021, WestRock is required to purchase a minimum of 380,800 tons and we are committed to make available for purchase by WestRock a minimum of 443,200 tons of timber under the Mahrt Timber Agreements. For the three months ended March 31, 2021, WestRock purchased 80,200 tons under the Mahrt Timber Agreements, which represented 9% of CatchMark's net timber sales revenue.

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

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease right-of-use (“ROU”) asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU asset and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $110,400 and $108,400 of operating lease expense for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, CatchMark paid $105,000 and $98,000, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows.

CatchMark had the following future annual payments for its operating lease as of March 31, 2021 and December 31, 2020:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Required payments
2021	$309	412
2022	424	424
2023	435	435
2024	447	447
2025	459	459
Thereafter	1,414	1,414
	$3,488	$3,591
Less: imputed interest	(569)
Operating lease liability	$2,919

Remaining lease term (years)	7.7
Discount rate	4.58%

CatchMark holds leasehold interests in 15,500 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of March 31, 2021, CatchMark had the following future lease payments under the LTC Lease:

(in thousands)	Required Payments
2021	$309
2022	250
$559

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

8.     Stock-based Compensation

Service-based Awards

On February 18, 2021 and March 11, 2021, CatchMark granted 54,250 and 94,567 shares of service-based restricted stock to its employees and officers, respectively, vesting in equal installments over a four-year period. The fair value of $0.6 million and $1.0 million, respectively, was determined based on the closing price of CatchMark's common stock on the grant date and is amortized evenly over the vesting period.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	374,822	$10.51
Granted	148,817	$10.77
Vested	(124,745)	$10.54
Forfeited	—	$—
Unvested at March 31, 2021	398,894	$10.60

Performance-based Awards

On January 29, 2021, the compensation committee of CatchMark's board of directors (the "Compensation Committee") determined that performance-based awards issued pursuant to CatchMark's 2018 executives' LTIP with a performance period from January 1, 2018 through December 31, 2020 were not earned and 7,937 shares and 39,020 LTIP units issued thereunder were forfeited. As a result, the remaining cost of $16,300 associated with these awards was expensed in the first quarter of 2021.

On March 11, 2021, the Compensation Committee approved the 2021 executives' LTIP and, pursuant to which, CatchMark granted 202,930 performance-based LTIP Units to its executive officers and 44,180 shares of performance-based restricted stock to its eligible officers (the "2021 Performance-based Grant"). The issuance represents the maximum number of LTIP Units or shares of restricted stock that could be earned based on the relative performance of CatchMark's TSR as compared to a pre-established peer group's TSR and to the Russell Microcap Index in each case over a three-year performance period from January 1, 2021 to December 31, 2023. The Compensation Committee will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2024 and 2025. The total compensation cost of the 2021 Performance-based Grant was $1.5 million and will be amortized over a weighted-vesting period of 3.5 years. The fair value of each LTIP Unit and share of restricted stock was calculated using Monte-Carlo simulation with the following assumptions:

Grant date market price (March 11, 2021)	$10.90
Weighted-average fair value per granted share	$6.26
Assumptions:
Volatility	43.08%
Expected term (years)	3.0
Risk-free interest rate	0.39%

A rollforward of CatchMark's unvested, performance-based LTIP Units grants for the three months ended March 31, 2021 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	349,703	$6.03
Granted	202,930	$6.26
Vested	(7,705)	$1.31
Forfeited	(39,020)	$1.82
Unvested at March 31, 2021	505,908	$6.52

A rollforward of CatchMark's unvested, performance-based restricted stock grants for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	31,526	$4.90
Granted	44,180	$6.26
Vested	—	$—
Forfeited	(7,937)	$1.84
Unvested at March 31, 2021	67,769	$6.14

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months ended March 31, 2021 and 2020 is presented below:

	Three Months Ended March 31,
(in thousands)	2021	2020
General and administrative expenses (1)	$512	$1,757
Forestry management expenses	107	115
Total (2)	$619	$1,872
(1)The three months ended March 31, 2020 includes $1.2 million of accelerated stock-based compensation expense related to the retirement of CatchMark's former CEO in January 2020.
(2)The three months ended March 31, 2021 includes $0.2 million of stock-based compensation recognized as noncontrolling interest.

As of March 31, 2021, approximately $6.8 million of compensation expense related to unvested restricted stock and LTIP Units remained to be recognized over a weighted-average period of 2.8 years.

9.     Segment Information

As of March 31, 2021, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents revenues by reportable segment:

	Three Months Ended March 31,
(in thousands)	2021	2020
Harvest	$21,211	$19,218
Real Estate	3,357	4,779
Investment Management	3,118	2,975
Total	$27,686	$26,972

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(in thousands)	2021	2020
Harvest	$8,927	$8,607
Real Estate	$3,144	$4,518
Investment Management	$3,820	$2,887
Corporate	$(2,954)	$(3,123)
Total	$12,937	$12,889

A reconciliation of Adjusted EBITDA to GAAP net loss is presented below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Adjusted EBITDA	$12,937	$12,889
Subtract:
Depletion	7,725	6,941
Interest expense (1)	2,342	3,250
Amortization (1)	633	758
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	88	—
Basis of timberland sold, lease terminations and other (3)	1,966	3,276
Stock-based compensation expense	619	1,872
Gain on large dispositions (4)	—	(1,279)
Post-employment benefits (5)	16	2,286
Other (6)	99	34
Net loss	$(551)	$(4,249)
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
(5)Reflects one-time, non-recurring post-employment benefits associated with the retirement of our former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents.
(6)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

10.     Subsequent Event

Dividend Declaration

On May 6, 2021, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on May 28, 2021, payable on June 15, 2021.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We acquire and own prime timberlands located in high-demand U.S. mill markets. We manage our operations to generate highly-predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees that comfortably covers our dividend throughout the business cycle. We actively manage our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship.

During the first quarter of 2021, the strong housing market, robust repair and remodeling activity and continued demand for pulp-related products drove significant increases in pricing for both sawtimber and pulpwood, which generated an 11% increase in timber sales revenue. This increase was achieved despite a planned reduction in total harvest volume of 12% due to recent timberland sales and capital recycling dispositions, reflecting consistent productivity on a per-acre basis. During the quarter, we took advantage of favorable market conditions in the Pacific Northwest and increased our timber sales revenue from that region by $3.0 million, or 161%, compared to the prior year quarter. Our stumpage prices in the U.S. South region maintained significant premiums over South-wide averages, a result of our micro-market advantages.

We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. In the first quarter of 2021, we sold 1,800 acres of timberland for $3.4 million, or $1,923 per acre, an 18% increase in average sales price per acre compared to the prior year quarter. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to inventory stocking below portfolio average, higher mix of hardwood inventory, sub-optimal productivity characteristics, geographical procurement and operating areas, and/or timber reservation opportunities. We also continue to evaluate our portfolio for potential large dispositions under our capital recycling program whereby we sell blocks of timberland properties to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt or repurchasing shares of our common stock.

We continue to leverage our scale and timberland management efficiencies through our investment management business which generates significant asset management fee revenue. We recognized asset management fee revenue of $3.1 million during the quarter, a 5% increase compared to the prior year period primarily as a result of the asset management agreement amendment with the Triple T Joint Venture during the second quarter of 2020. During the first quarter, we recognized $0.6 million of income and $0.7 million of Investment Management EBITDA from our Dawsonville Bluffs Joint Venture generated by mitigation credit sales. Subsequent to quarter-end, we received a distribution of $0.4 million from the joint venture, including $0.1 million of incentive-based promotes for exceeding investment hurdles. As of March 31, 2021, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.1 million.

We are continuing to evaluate additional strategic investment opportunities in our target markets, including direct acquisition of high-quality industrial timberland properties, with our average transaction size ranging from 2,500 to 25,000 acres. We continue to have ample liquidity for growth initiatives and other capital allocation priorities, including direct acquisitions and joint venture investments. Our active debt and interest rate management strategy provides us attractive borrowing costs, staggered long-term maturities and a favorable mix of fixed-to-floating rate debt.

During the first quarter of 2021, we paid $6.6 million of distributions to our stockholders, which were fully covered by net cash provided by operating activities. We did not repurchase any shares of our common stock under our SRP during the quarter.

Impact of COVID-19 On Our Business

The COVID-19 outbreak is a widespread health crisis that has adversely affected the economies and financial markets of many countries, including the U.S., resulting in an economic downturn that could affect demand for our products and impact our operating results. Economists expect the impact of the pandemic will continue to be significant during 2021. COVID-19 has had a limited impact on our physical operations to date. We have implemented new procedures to support the health and safety of our employees and we are following all federal, state and local health department guidelines. The costs associated with these safety procedures were not material.

The COVID-19 pandemic has not had a significant impact on our overall results. We continued to manage our harvest operations effectively through the pandemic during the first quarter of 2021, increasing timber sales revenue and Harvest EBITDA by 11% and 4%, respectively, from the prior year period. The longer-term consequences of the COVID-19 pandemic to the economy and our customers continue to be unknown; however, the approval and distribution of vaccines create a belief that the economy will begin to return to normal over the course of 2021. Projections under these circumstances are necessarily guarded and subject to change, but demand for pulp-related products has remained strong and demand patterns for sawtimber products have improved from the early days of the pandemic as demand and pricing for lumber has been strong due to increased housing starts and robust repair and remodeling activity. However, given the ongoing and dynamic nature of the circumstances, it is not possible to predict how long the impact of the coronavirus outbreak on the economic environment and on our business will last or how significant it will ultimately be. Measures to try to contain the virus, such as quarantines and shelter in place orders, could adversely affect our business, results of operations and financial condition as well as the business, operations and financial conditions of our customers and contractors. A sustained decline in the economy as a result of the COVID-19 pandemic and the demand for timber could materially and adversely impact our business, results of operations and financial condition and our ability to make distributions to our stockholders.

We are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows, and we may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. We are bolstered by our delivered wood model and fiber supply agreements, which provide a steady source of demand from reliable counterparties. With respect to liquidity, we believe we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. After our deleveraging initiatives and other balance sheet strengthening in 2019 and 2020, we believe we are well positioned to weather additional economic turmoil.

Timberland Portfolio

As of March 31, 2021, we wholly owned interests in 400,200 acres of high-quality industrial timberland in the U.S. South and Pacific Northwest, consisting of 384,700 acres of fee timberlands and 15,500 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our Southern timberlands consisted of 72% pine plantations by acreage and 54% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 80% sawtimber by volume. Our leased timberlands include 15,500 acres under one long-term lease expiring in 2022, which we refer to as the LTC Lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of March 31, 2021 (1)	Fee	Lease	Total
South
Alabama	66,300	1,800	68,100
Florida	500	—	500
Georgia	230,100	13,700	243,800
South Carolina	69,700	—	69,700
	366,600	15,500	382,100
Pacific Northwest
Oregon	18,100	—	18,100
Total	384,700	15,500	400,200

(1) Represents wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

As of March 31, 2021, our wholly-owned timber inventory consisted of an estimated 16.0 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory (1)	Fee	Lease	Total
Pulpwood	6.9	0.3	7.2
Sawtimber (2)	8.5	0.3	8.8
Total	15.4	0.6	16.0
(1)Merchantable timber inventory does not include current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.
(2) Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of March 31, 2021 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of March 31, 2021
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	1,080,500
Merchantable timber inventory (million tons)	—	43.3	(2)
Location	Georgia	Texas
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

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2021, WestRock is required to purchase a minimum of 380,800 tons of timber under the Mahrt Timber Agreements. For the three months ended March 31, 2021, WestRock purchased 80,200 tons under the Mahrt Timber Agreements, which represented 9% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We are party to a pulpwood supply agreement with IP (the "Carolinas Supply Agreement"). For full year 2021, IP is required to purchase a minimum of 88,600 tons of pulpwood under the Carolinas Supply Agreement. During the three months ended March 31, 2021, we sold 27,300 tons under the Carolinas Supply Agreement, which represented 3% of our net timber sales revenue.

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

Shelf Registration Statement and Equity Offerings

On February 28, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC, which was declared effective on May 7, 2020. Our shelf registration statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, we entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of our common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under our shelf registration statement. As of March 31, 2021, we have not sold any shares of common stock under the distribution agreement.

Credit Facilities

The table below presents the details of each credit facility under the Amended Credit Agreement as of March 31, 2021:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee (1)	Total Capacity	Outstanding Balance	Remaining Capacity
Revolving Credit Facility	12/1/2022	LIBOR + 2.20%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	0.35%	150,000	34,086	115,914
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	$—
Total				$593,619	$442,705	$150,914

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

In March 2021, we received patronage dividends of $4.1 million, including $3.9 million of standard patronage dividends and a $0.2 million special patronage dividend. 75% of the standard patronage dividends was received in cash and the remaining 25% was received in equity of the Patronage Banks. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' board of directors. The special patronage dividend was received in cash. For the three months ended March 31, 2021, we accrued $0.9 million of patronage dividends receivable for 2021, approximately 75% of which is expected to be received in cash in March 2022.

Debt Covenants

As of March 31, 2021, the Amended Credit Agreement contains, among others, the following financial covenants which:
•limit the LTV ratio to 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of March 31, 2021.

Interest Rate Swaps

As of March 31, 2021, we had two outstanding interest rate swaps, which effectively fixed the interest rate on $275.0 million of our $442.7 million variable-rate debt at 3.98%, inclusive of the applicable spread but before considering patronage dividends. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the three months ended March 31, 2021, we did not repurchase any share of our common stock under the SRP. As of March 31, 2021, we had 48.9 million shares of common stock outstanding and may repurchase up to an additional $13.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2021 was $11.6 million, $0.3 million higher than the prior year quarter. Cash provided by operating activities consisted primarily of receipts from customers for timber sales, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The increase in net cash provided by operating activities was primarily due to a $2.4 million decrease in general and administrative expenses, a $2.0 million decrease in cash paid for interest, and a $0.5 million increase in net timber sales, offset by a $3.1 million change in working capital due to timing of receipts and payments and a $1.4 million decrease in net proceeds from timberland sales.
Net cash used in investing activities for the three months ended March 31, 2021 was $2.3 million as compared to $18.6 million provided by investing activities during the three months ended March 31, 2020. We did not complete any large dispositions in the first quarter of 2021 as compared to receiving $20.9 million in gross proceeds from large dispositions in 2020.
Net cash used in financing activities for the three months ended March 31, 2021 was $8.5 million as compared to $30.9 million for the three months ended March 31, 2020. We paid cash distributions of $6.6 million to our stockholders in the first quarter of 2021, funded from net cash provided by operating activities. We used $0.6 million to repurchase shares of our common stock, primarily for tax withholding purposes, and paid $1.4 million in interest expense pursuant to the terms of our interest rate swaps during the three months ended March 31, 2021. In the first quarter of 2020, we paid down $20.9 million of our outstanding debt balance on the Multi-Draw Term Facility with net proceeds received from large dispositions.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of March 31, 2021, we had a cash balance of $12.7 million and had access to $150.9 million of additional borrowing capacity under the Amended Credit Agreement.

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

Distributions

Our board of directors has authorized cash distributions quarterly. The amount of future distributions that we may pay will be determined by our board of directors as described in Overview section above. During the three months ended March 31, 2021, we declared the following distribution:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 11, 2021	February 26, 2021	March 15, 2021	$0.135

For the three months ended March 31, 2021, we paid total distributions of $6.6 million. The distributions were funded from net cash provided by operating activities.

On May 6, 2021, we declared a cash dividend of $0.135 per share for our common stockholders of record on May 28, 2021, payable on June 15, 2021.

Results of Operations

Overview

For the three months ended March 31, 2021, we generated total revenues of $27.7 million compared to $27.0 million for the three months ended March 31, 2020. We improved our net loss by $3.7 million to $0.6 million due to a combination of higher revenues and lower expenses. We generated Adjusted EBITDA of $12.9 million. We generated these improvements in total revenues, net loss and Adjusted EBITDA on the strength of improved timber and timberland pricing and despite reducing our harvest volume by 12% and selling 40% fewer acres, each as compared to the prior year quarter.

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

Selected operational results for the three months ended March 31, 2021 and 2020 are shown in the following table (in thousands, except for per-acre/per-ton amounts):

	Three Months Ended March 31,		Change
	2021	2020	%
Consolidated
Timber sales revenue	$20,149	$18,166	11%
Timberland sales revenue	$3,357	$4,779	(30)%
Asset management fees revenue	$3,118	$2,975	5%

Timber sales volume (tons)
Pulpwood	273,341	324,380	(16)%
Sawtimber (1)	251,421	270,515	(7)%
	524,762	594,895	(12)%

U.S. South
Timber sales revenue	$15,207	$16,272	(7)%

Timber sales volume (tons)
Pulpwood	271,189	319,968	(15)%
Sawtimber (1)	204,576	249,972	(18)%
	475,765	569,940	(17)%

Harvest Mix
Pulpwood	57%	56%
Sawtimber (1)	43%	44%
Delivered % as of total volume	74%	63%
Stumpage % as of total volume	26%	37%

Net timber sales price (per ton) (2)
Pulpwood	$14	$13	8%
Sawtimber (1)	$25	$23	9%

Timberland sales
Gross sales	$3,357	$4,779	(30)%
Acres sold	1,800	3,000	(40)%
% of fee acres	0.5%	0.7%
Price per acre (3)	$1,923	$1,627	18%

Large Dispositions (4)
Gross sales	$—	$21,250

Acres sold	—	14,400
Price per acre (6)	$—	$1,474
Gain on large dispositions	$—	$1,279

Pacific Northwest
Timber sales revenue	$4,942	$1,894	161%

Timber sales volume (tons)
Pulpwood	2,152	4,412	(51)%
Sawtimber	46,845	20,543	128%
	48,997	24,955	96%

Harvest Mix
Pulpwood	4%	18%
Sawtimber	96%	82%
Delivered % as of total volume	100%	84%
Stumpage % as of total volume	—%	16%

Delivered timber sales price (per ton) (2)(5)
Pulpwood	$30	$31	(3)%
Sawtimber	$104	$91	15%

(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 9,800 tons and 90,400 tons of merchantable inventory, respectively, with a sawtimber mix of 56% and 49%, respectively, for the three months ended March 31, 2021 and 2020.
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
(6)Excludes value of timber reservations, which retained 56,300 tons of merchantable inventory, with a sawtimber mix of 55% for the three months ended March 31, 2020.

We generated $20.1 million of timber sales revenue in the first quarter compared to $18.2 million in the prior year period as a result of a $3.0 million increase in our Pacific Northwest region, partially offset by a $1.1 million decrease in the U.S. South.

Our timber sales revenue in the U.S. South was 7% lower than the prior year quarter as a result of a 17% planned reduction in harvest volume, partially offset by stronger pricing. Our harvest volumes from the U.S. South, while planned to be lower than prior year due to recent timberland sales and capital recycling dispositions, reflects consistent productivity on a per-acre basis. Our realized stumpage prices for pulpwood and sawtimber were 8% and 9% higher, respectively, compared to the prior year quarter, outpacing 3% and 4% increases in South-wide average prices as tracked by TimberMart-South. Our realized pulpwood and sawtimber stumpage prices held a 57% and 27% premium over TimberMart-South South-wide averages as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio.

We generated $4.9 million in timber sales revenue in the Pacific Northwest in the first quarter of 2021, more than double that of the prior year quarter primarily as a result of a 96% increase in harvest volume, as we capitalized on favorable market conditions. Our sawtimber mix and delivered sales as a percentage of total sales volume increased 14% and 16%, respectively, from the prior year quarter. Our delivered sawtimber price increased 15% due to strong demand fundamentals fueled by accelerated housing starts, lack of finished lumber in the supply chain and reduced mill inventories as a result of strong lumber demand that carried over from the end of 2020.

Comparison of the three months ended March 31, 2021 versus the three months ended March 31, 2020

Revenues. Revenues for the three months ended March 31, 2021 were $27.7 million, $0.7 million higher than the three months ended March 31, 2020 as a result of a $2.0 million increase in timber sales offset by a $1.4 million decrease in timberland sales revenue. Timber sales revenue increased primarily due to improved pricing across the board and higher harvest volume in the Pacific Northwest. Timberland sales revenue decreased by 30% due to selling 40% fewer acres, offset by a higher average per-acre price, which was in part due to higher average merchantable timber stocking levels on the acres sold in the current year quarter. Acres sold in the current period had lower average merchantable timber stocking than our portfolio average.

Details of timber sales revenue by product for the three months ended March 31, 2021 and 2020 are shown in the following table:

	Three Months Ended March 31, 2020	Changes attributable to:		Three Months Ended March 31, 2021
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$7,813	$217	$(483)	$7,547
Sawtimber (2)	10,353	1,075	1,174	12,602
	$18,166	$1,292	$691	$20,149
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $8.7 million for the three months ended March 31, 2021, $1.5 million higher than prior year period primarily due to a 28,000-ton increase in delivered volume in the Pacific Northwest as we capitalized on favorable market conditions.

Depletion expense increased 11% to $7.7 million for the three months ended March 31, 2021 from $6.9 million for the three months ended March 31, 2020 primarily due to an increase in the Pacific Northwest driven by a 96% increase in harvest volume, partially offset by a decrease in the U.S. South mainly as a result of lower harvest volume.

Cost of timberland sales decreased to $2.2 million for the three months ended March 31, 2021 from $3.4 million for the three months ended March 31, 2020 due to selling fewer acres in the current year quarter.
General and administrative expenses decreased by $3.7 million to $3.6 million for the three months ended March 31, 2021 primarily due to recognizing non-recurring post-employment benefits of $3.5 million in the prior year quarter related to the retirement of our former CEO in January 2020.

Interest expense. Interest expense decreased $1.0 million to $2.9 million for the three months ended March 31, 2021 primarily due to a $0.9 million decrease in interest paid after consideration of patronage dividends and a $0.2 million decrease in amortization of the off-market swap value at hedge inception in the current year quarter. We paid less interest as a result of a decrease in our average outstanding debt balance and a lower weighted-average interest rate compared to the prior year quarter.

Gain on large dispositions. During the three months ended March 31, 2021, we did not complete any large dispositions. During the same period in 2020, we recognized a gain of $1.3 million on the disposition of 14,400 acres of our wholly-owned timberlands.

Income (loss) from unconsolidated joint ventures. For the three months ended March 31, 2021, we recognized $0.6 million of income from the Dawsonville Bluffs Joint Venture, which represents our portion of the joint venture's total net income. For the three months ended March 31, 2020, we recognized $0.1 million of loss from the Dawsonville Bluffs Joint Venture. We did not recognize income (loss) from the Triple T Joint Venture in the first quarters of 2021 and 2020 as our equity investment had been written down to zero as of December 31, 2020 and 2019, respectively, and we have not guaranteed obligations of the venture and are not otherwise committed to provide it additional financial support.

Net loss. Our net loss decreased by $3.7 million to $0.6 million for the three months ended March 31, 2021 from $4.2 million for the three months ended March 31, 2020 primarily due to a $2.6 million decrease in total expenses, a $1.0 million decrease in interest expense, a $0.7 million increase in total revenue, and a $0.7 million increase in income recognized from the Dawsonville Bluffs Joint Venture, offset by a $1.3 million decrease in gain on large dispositions. Our net loss per share for the three months ended March 31, 2021 and 2020 was $0.01 and $0.09, respectively.

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

Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Our Amended Credit Agreement contains a minimum debt service coverage ratio based, in part, on Adjusted EBITDA since this measure is representative of adjusted income available for interest payments. We further believe that our presentation of this non-GAAP financial measurement provides information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business.

For the three months ended March 31, 2021, Adjusted EBITDA was $12.9 million, comparable to the three months ended March 31, 2020 primarily due to a $0.8 million increase in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, a $0.5 million increase in net timber sales revenue and a $0.1 million increase in asset management fee revenues, offset by a $1.4 million decrease in net timberland sales.

Our reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2021 and 2020 follows:

`	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(551)	$(4,249)
Add:
Depletion	7,725	6,941
Interest expense (1)	2,342	3,250
Amortization (1)	633	758
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (2)	88	—
Basis of timberland sold, lease terminations and other (3)	1,966	3,276
Stock-based compensation expense	619	1,872
Gain on large dispositions (4)	—	(1,279)
Post-employment benefits (5)	16	2,286
Other (6)	99	34
Adjusted EBITDA	$12,937	$12,889
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
(5)Reflects one-time, non-recurring post-employment benefits associated with the retirement of our former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents.
(6)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

Segment EBITDA

For the three months ended March 31, 2021, Harvest EBITDA was $8.9 million, a $0.3 million increase from the prior year period, primarily due to a $0.5 million increase in net timber sales revenue, offset by a $0.1 million increase in other operating expenses. Real Estate EBITDA decreased by $1.4 million to $3.1 million as a result of selling fewer acres in 2021, albeit at a higher average price per acre. Investment Management EBITDA increased by $0.9 million to $3.8 million for the three months ended March 31, 2021 primarily due to a $0.8 million increase in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture.

The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(in thousands)	2021	2020
Harvest	$8,927	$8,607
Real Estate	$3,144	$4,518
Investment Management	$3,820	$2,887
Corporate	$(2,954)	$(3,123)
Total	$12,937	$12,889

Application of Critical Accounting Policies

There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)
Credit Facility	Maturity Date	Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	34,086
Total Principal Balance			$442,705

As of March 31, 2021, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
Total					$275,000

As of March 31, 2021, after consideration of the interest rate swaps, $167.7 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million was subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of March 31, 2021, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$66,786	$45,780	$55,139	$167,705
Effectively fixed-rate debt	$—	$—	$—	$67,300	$94,220	$113,480	$275,000
Average interest rate: (1)
Variable-rate debt	—%	—%	—%	2.09%	1.81%	2.05%	2.00%
Effectively fixed-rate debt	—%	—%	—%	3.98%	3.98%	3.98%	3.98%
(1)Inclusive of applicable spread but before considering patronage dividends.

As of March 31, 2021, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.23%, before considering patronage dividends. A 1.0% change in interest rates would result in a change in interest expense of $1.7 million per year. The amount of variable-rate debt outstanding in the future will largely be dependent upon the level of cash flow from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our teams have been working remotely since the middle of March 2020. We took precautionary measures to ensure our internal control over financial reporting addressed the risks of working in a remote environment. We are continually monitoring and assessing the potential effects of the COVID-19 pandemic on the design and operating effectiveness of our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	$—	—	$—	$13.7	million
February 1 - February 28	46,399	$10.55	—	$—	$13.7	million
March 1 - March 31	—	$—	—	$—	$13.7	million
Total	46,399		—
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

10.1
Amended and Restated Employment Agreement, dated as of March 11, 2021, by and among CatchMark Timber Trust, Inc., CTT Employee, LLC and Brian M. Davis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2021)

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

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	May 6, 2021	By:	/s/ Ursula Godoy-Arbelaez
Ursula Godoy-Arbelaez Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer and Principal Accounting Officer)