Form 10-Q
period 2021-06-30
CatchMark Timber Trust, Inc.
filed 2021-08-05
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock, as of August 2, 2021: 48,899,174 shares

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

Forward-looking statements in this report, include, but are not limited to, that we manage our operations to generate predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees to provide recurring dividends to our stockholders throughout the business cycle; that future developments related to the COVID-19 pandemic and actions taken in response thereto could adversely impact our business and the businesses of our unconsolidated joint ventures; that we believe we are well-positioned to weather additional economic turmoil as a result of our deleveraging initiatives and other balance sheet strengthening undertaken over the last three years; that we expect the Bandon disposition to close in the third quarter of 2021 and that we expect to recognize a gain thereon; property performance and anticipated growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss). Forward-looking statements in this report also relate to the Triple T Joint Venture (as defined herein), including the expected benefits of the amended wood supply agreement between the Triple T Joint Venture and GP, the expected use of proceeds from the sale of 301,000 acres by Triple T to a client of Hancock (as defined herein), and the timing for closing such transaction.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations for the three months and six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for per-share amounts)

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$22,291	$11,924
Accounts receivable	7,615	8,333
Prepaid expenses and other assets	6,349	5,878
Operating lease right-of-use asset (Note 7)	2,680	2,831
Deferred financing costs	125	167
Timber assets (Note 3):
Timber and timberlands, net	475,354	576,680
Intangible lease assets	3	5
Assets held for sale (Note 3)	75,940	—
Investments in unconsolidated joint ventures (Note 4)	1,907	1,510
Total assets	$592,264	$607,328

Liabilities:
Accounts payable and accrued expenses	$5,595	$4,808
Operating lease liability (Note 7)	2,849	2,988
Other liabilities	23,149	32,130
Notes payable and lines of credit, net of deferred financing costs (Note 5)	430,659	437,490
Total liabilities	462,252	477,416

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 48,906 and 48,765 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	489	488
Additional paid-in capital	729,155	728,662
Accumulated deficit and distributions	(584,368)	(572,493)
Accumulated other comprehensive loss	(16,731)	(27,893)
Total stockholders’ equity	128,545	128,764
Noncontrolling Interests	1,467	1,148
Total equity	130,012	129,912
Total liabilities and equity	$592,264	$607,328

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Timber sales	$20,111	$16,173	$40,260	$34,339
Timberland sales	7,632	1,673	10,989	6,452
Asset management fees	3,211	2,857	6,329	5,832
Other revenues	986	1,054	2,048	2,106
	31,940	21,757	59,626	48,729
Expenses:
Contract logging and hauling costs	8,825	6,978	17,556	14,255
Depletion	6,657	6,707	14,382	13,648
Cost of timberland sales	5,641	1,463	7,796	4,885
Forestry management expenses	1,707	1,671	3,594	3,505
General and administrative expenses	3,094	3,024	6,694	10,291
Land rent expense	20	96	133	220
Other operating expenses	1,714	1,585	3,427	3,221
	27,658	21,524	53,582	50,025

Other income (expense):
Interest income	—	4	1	50
Interest expense	(3,337)	(4,070)	(6,265)	(8,027)
Gain (loss) on large dispositions	759	(5)	759	1,274
	(2,578)	(4,071)	(5,505)	(6,703)

Income (loss) before unconsolidated joint ventures	1,704	(3,838)	539	(7,999)
Income (loss) from unconsolidated joint ventures (Note 4)	49	(2,345)	663	(2,433)
Net income (loss)	1,753	(6,183)	1,202	(10,432)
Net income attributable to noncontrolling interest	4	—	3	—
Net income (loss) attributable to common stockholders	$1,749	$(6,183)	$1,199	$(10,432)

Weighted-average common shares outstanding - basic	48,421	48,744	48,398	48,866
Income (loss) per share - basic	$0.04	$(0.13)	$0.02	$(0.21)

Weighted-average common shares outstanding - diluted	48,562	48,744	48,513	48,866
Income (loss) per share - diluted	$0.04	$(0.13)	$0.02	$(0.21)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,753	$(6,183)	$1,202	$(10,432)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	(4,504)	(2,249)	11,181	(26,727)
Comprehensive income (loss)	(2,751)	(8,432)	12,383	(37,159)
Comprehensive income (loss) attributable to noncontrolling interest	(11)	—	19	—
Comprehensive income (loss) attributable to common stockholders	$(2,740)	$(8,432)	$12,364	$(37,159)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2020	48,765	$488	$728,662	$(572,493)	$(27,893)	$128,764	$1,148	$129,912
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	139	1	(46)	—	—	(45)	174	129
Dividends on common stock ($0.135 per share)	—	—	—	(6,537)	—	(6,537)	—	(6,537)
Distributions to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	(550)	—	(550)	(1)	(551)
Other comprehensive income	—	—	—	—	15,655	15,655	30	15,685
Balance, March 31, 2021	48,904	$489	$728,616	$(579,580)	$(12,238)	$137,287	$1,323	$138,610
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	2	—	539	—	—	539	177	716
Dividends on common stock ($0.135 per share)	—	—	—	(6,537)	—	(6,537)	—	(6,537)
Distributions to noncontrolling interest	—	—	—	—	—	—	(26)	(26)
Net income	—	—	—	1,749	—	1,749	4	1,753
Other comprehensive loss	—	—	—	—	(4,493)	(4,493)	(11)	(4,504)
Balance June 30, 2021	48,906	$489	$729,155	$(584,368)	$(16,731)	$128,545	$1,467	$130,012

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (CONTINUED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2019	49,008	$490	$729,274	$(528,847)	$(8,276)	$192,641	$562	$193,203
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	91	1	215	—	—	216	691	907
Dividends on common stock ($0.135 per share)	—	—	—	(6,564)	—	(6,564)	—	(6,564)
Distributions to noncontrolling interest	—	—	—	—	—	—	(84)	(84)
Repurchase of common stock	(352)	(4)	(2,550)	—	—	(2,554)	—	(2,554)
Net loss	—	—	—	(4,249)	—	(4,249)	—	(4,249)
Other comprehensive loss	—	—	—	—	(24,478)	(24,478)	—	(24,478)
Balance, March 31, 2020	48,747	$487	$726,939	$(539,660)	$(32,754)	$155,012	$1,169	$156,181
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	33	1	537	—	—	538	125	663
Dividends on common stock ($0.135 per share)	—	—	—	(6,524)	—	(6,524)	—	(6,524)
Distributions to noncontrolling interest	—	—	—	—	—	—	(17)	(17)
Repurchase of common stock	(9)	—	(67)	—	—	(67)	—	(67)
Net loss	—	—	—	(6,183)	—	(6,183)	—	(6,183)
Other comprehensive loss	—	—	—	—	(2,249)	(2,249)	—	(2,249)
Balance, June 30, 2020	48,771	$488	$727,409	$(552,367)	$(35,003)	$140,527	$1,277	$141,804

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,202	$(10,432)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	14,382	13,648
Basis of timberland sold, lease terminations and other	7,667	4,997
Stock-based compensation expense	1,386	2,577
Noncash interest expense	1,171	1,771
Noncash lease expense	11	20
Other amortization	87	83
Gain on large dispositions	(759)	(1,274)
(Income) loss from unconsolidated joint ventures	(663)	2,433
Interest paid under swaps with other-than-insignificant financing element	2,845	1,492
Changes in assets and liabilities:
Accounts receivable	(258)	473
Prepaid expenses and other assets	497	409
Accounts payable and accrued expenses	878	2,656
Other liabilities	1,606	1,177
Net cash provided by operating activities	30,052	20,030

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(3,320)	(3,766)
Investment in unconsolidated joint ventures	—	(5,000)
Distributions from unconsolidated joint ventures	266	400
Net proceeds from large dispositions	7,340	20,863
Net cash provided by investing activities	4,286	12,497

Cash Flows from Financing Activities:
Repayment of notes payable	(7,295)	(20,850)
Proceeds from notes payable	—	5,000
Financing costs paid	(7)	(1,004)
Interest paid under swaps with other-than-insignificant financing element	(2,845)	(1,492)
Dividends/distributions paid	(13,128)	(13,189)
Repurchase of common shares	(158)	(2,130)
Repurchase of common shares for minimum tax withholding	(538)	(999)
Net cash used in financing activities	(23,971)	(34,664)
Net change in cash and cash equivalents	10,367	(2,137)
Cash and cash equivalents, beginning of period	11,924	11,487
Cash and cash equivalents, end of period	$22,291	$9,350

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 (UNAUDITED)

1.    Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.76% of its Common Units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is a limited partner of CatchMark Timber OP and owns 0.01% of its Common Units. The remaining 0.23% of CatchMark Timber OP’s common units are owned by current and former officers and directors of CatchMark Timber Trust. In addition, CatchMark Timber Trust conducts certain aspects of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

Assets Held for Sale

CatchMark generally considers assets to be held for sale at the point at which a sale contract is executed, the buyer has made a significant non-refundable earnest money deposit against the contracted purchase price and there is a high degree of certainty a transaction will close. See Note 3 — Timber Assets for additional information.

Impairment Testing

ASC 360-10 requires impairment testing to be completed whenever events or changes in circumstances indicate the asset's carrying value may not be recoverable. Examples of such circumstances for CatchMark include, but are not limited to, a significant decrease in market price of the timber assets, a significant adverse change in the extent or manner in which timber assets are being used, or a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets. CatchMark monitors such events and changes in circumstances, and when indicators of potential impairment are present, evaluates if the carrying amounts of its timber assets exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of its timber assets (the "Recoverable Amount") and if the carrying amount exceeds the timber assets' fair value. The Recoverable Amount and fair value are estimated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable assets, or (iii) the present value of undiscounted cash flows, including estimated salvage value, using data from one harvest cycle. CatchMark has determined that there has been no impairment to its timber assets as of June 30, 2021.

Earnings Per Share Attributable to Common Stockholders

Basic earnings (loss) per common share is calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share equals basic earnings (loss) per common share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. The following table provides the reconciliation of CatchMark's basic weighted-average common shares to diluted weighted-average common shares for the three months and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Weighted-average common shares outstanding - basic	48,421	48,398
Effect of potentially dilutive securities	141	115
Weighted-average common shares outstanding - diluted	48,562	48,513
Anti-dilutive shares excluded from diluted weighted-average common shares	22	132

For the three months and six months ended June 30, 2021, potentially dilutive securities included unvested shares of service-based restricted stock and contingently issuable performance-based restricted stock and LTIP Units as of June 30, 2021. Vested Common Units have been excluded from the computation of earnings per common share because all income attributable to the Common Units has been recorded as noncontrolling interest and excluded from net income attributable to common stockholders. All securities outstanding during the three months and six months ended June 30, 2020 were anti-dilutive.

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

3.     Timber Assets

As of June 30, 2021 and December 31, 2020, timber and timberlands, excluding assets held for sale, consisted of the following, respectively:

	As of June 30, 2021
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$184,394	$9,146	$175,248
Timberlands	299,908	—	299,908
Mainline roads	1,053	855	198
Timber and timberlands	$485,355	$10,001	$475,354

	As of December 31, 2020
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$278,361	$29,112	$249,249
Timberlands	327,089	—	327,089
Mainline roads	1,176	834	342
Timber and timberlands	$606,626	$29,946	$576,680

Timberland Sales

During the three months ended June 30, 2021 and 2020, CatchMark sold 4,300 and 1,100 acres of timberland for $7.6 million and $1.7 million, respectively. CatchMark's cost basis in the timberland sold was $5.3 million and $1.4 million, respectively.

During the six months ended June 30, 2021 and 2020, CatchMark sold 6,100 and 4,100 acres of timberland for $11.0 million and $6.5 million, respectively. CatchMark's cost basis in the timberland sold was $7.3 million and $4.5 million, respectively.

Large Dispositions

CatchMark closed one large disposition during each of the six months ended June 30, 2021 and 2020, respectively.

On June 23, 2021, CatchMark completed the sale of 5,000 acres of its wholly-owned timberlands in Georgia for $7.5 million. CatchMark's cost basis was $6.6 million. CatchMark recognized a gain of $0.8 million from this large disposition. Of the total net proceeds, $7.3 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility.

On January 31, 2020, CatchMark completed the sale of 14,400 acres of its wholly-owned timberlands for $21.3 million. CatchMark's cost basis was $19.6 million. Of the total net proceeds, $20.9 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility.

Timberland sales and large dispositions acreage by state is listed below:

	Six Months Ended June 30,
Acres Sold In	2021	2020
South
Timberland Sales
Alabama	1,600	2,200
Florida	500	—
Georgia	3,900	1,300
South Carolina	100	300
Tennessee	—	300
	6,100	4,100
Large Dispositions
Georgia	5,000	14,400
	5,000	14,400

Total	11,100	18,500

Timber Assets Held For Sale

On June 21, 2021, CatchMark entered into a purchase and sale agreement (the “Purchase Agreement”) with Roseburg Resources Co. (the “Buyer” or "Roseburg"), to sell 18,100 acres of Oregon timberlands (the “Bandon Property”) for $100 million. Upon entering into the Purchase Agreement, the Buyer made a $5 million non-refundable earnest money deposit with an escrow agent, which will be credited against the purchase price upon closing. The disposition is expected to close in the third quarter of 2021. Under the terms of CatchMark's amended credit agreement, as amended on August 4, 2021, net proceeds from the Bandon Property disposition will be required to be used to pay down CatchMark's Multi-Draw Term Facility and Term Loan A-3. See Note 10 — Subsequent Events for more information.

CatchMark classified the Bandon Property as assets held for sale on its consolidated balance sheet as of June 30, 2021 in accordance with ASC 360. CatchMark generally considers assets to be held for sale at the point at which a sale contract is executed, the buyer has made a significant non-refundable earnest money deposit against the contracted purchase price and there is a high degree of certainty a transaction will close. The disposition of the Bandon Property was not considered a strategic shift that had or will have a major effect on CatchMark's operations or financial results and, therefore, did not meet the requirements for presentation as discontinued operations. As of June 30, 2021, the Bandon Property had a book basis of $75.9 million, which was lower than its contracted selling price, net of expected cost of sale. Accordingly, there has been no impairment as of June 30, 2021.

Condensed income statement information for the Bandon Property is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues	$3,713	$1,611	$8,656	$3,505
Depletion expense	$2,215	$1,191	$5,235	$2,501
Other operating expenses (1)	$2,230	$1,291	$5,517	$2,590
	$(732)	$(871)	$(2,096)	$(1,586)
(1)Excludes general and administrative expense and interest expense, which are not allocated to the property level.

As of June 30, 2021, assets held for sales consisted of the following amounts:

	As of June 30, 2021
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$64,044	$5,235	$58,809
Timberlands	16,898	—	16,898
Mainline roads	265	32	233
Timber and timberlands	$81,207	$5,267	$75,940

CatchMark did not have assets held for sale as of December 31, 2020.

Current Timberland Portfolio

As of June 30, 2021, CatchMark directly owned interests in 390,400 acres of timberlands in the U.S. South and Pacific Northwest, 375,400 acres of which were fee-simple interests and 15,000 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of June 30, 2021 (1)	Fee	Lease	Total
South
Alabama	65,800	1,800	67,600
Georgia	221,900	13,200	235,100
South Carolina	69,600	—	69,600
	357,300	15,000	372,300
Pacific Northwest
Oregon (2)	18,100	—	18,100
Total	375,400	15,000	390,400
(1)Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.
(2)Represents assets currently held for sale.

4.    Unconsolidated Joint Ventures

As of June 30, 2021, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below).

	As of June 30, 2021
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	1,079,500
Merchantable timber inventory (million tons)	—	42.6	(2)
Location	Georgia	Texas
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

On June 24, 2020, CatchMark invested an additional $5.0 million of equity on the same terms and conditions as its existing investment in the Triple T Joint Venture in connection with amendments to the joint venture agreement and asset management agreement. The amended asset management agreement increased the asset management fee payable to CatchMark as described below in Asset Management Fees. The amended joint venture agreement increased the 10.25% cumulative return on the preferred investors’ interests in the Triple T Joint Venture’s subsidiary REIT by 0.5% per quarter, subject to a maximum increase of 2.0% and subject to decreases in other circumstances. The proceeds of CatchMark’s additional $5.0 million investment, along with the proceeds from $140.0 million of borrowings under the Triple T Joint Venture’s secured, non-recourse credit facility, were used to make a payment of $145.0 million to GP in connection with an amendment to a wood supply agreement between the Triple T Joint Venture and GP. This amendment was intended to achieve market-based pricing on timber sales, increase reimbursement for extended haul distances, provide the ability for the Triple T Joint Venture to sell sawtimber to other third parties, and expand the Triple T Joint Venture’s ability to sell large timberland parcels to third-party buyers. The supply agreement between the Triple T Joint Venture and GP was also extended by two years from 2029 to 2031.

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

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Triple T Joint Venture
Total assets	$1,539,961	$1,547,344
Total liabilities	$767,663	$763,715
Total equity	$772,298	$783,629
CatchMark
Carrying value of investment	$—	$—

Condensed income statement information for the Triple T Joint Venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Triple T Joint Venture
Total revenues	$28,708	$34,588	$60,591	$69,869
Net loss	$(9,773)	$(9,935)	$(16,306)	$(15,663)
CatchMark
Equity share of net loss	$—	$(2,311)	$—	$(2,311)

Condensed statement of cash flow information for the Triple T Joint Venture is as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Triple T Joint Venture
Net cash provided by (used in) operating activities	$9,828	$(145,665)
Net cash used in investing activities	$(2,433)	$(3,270)
Net cash provided by (used in) financing activities	$(8)	$154,111
Net change in cash and cash equivalents	$7,387	$5,176
Cash and cash equivalents, beginning of period	$35,321	$39,614
Cash and cash equivalents, end of period	$42,708	$44,790

The statement of cash flow information for the six months ended June 30, 2020 has been revised to correctly present the $147.2 million paid by the Triple T Joint Venture in June 2020 in connection with an amendment to its sawtimber supply agreement with GP as an operating activity. The amount was previously classified as an investing cash flow.

As of December 31, 2020, CatchMark had recognized cumulative HLBV losses of $205.0 million, reducing the carrying value of its investment to zero. CatchMark does not expect to recognize any additional losses from the Triple T Joint Venture as CatchMark has not guaranteed obligations of the venture and is not otherwise committed to provide it additional financial support.

Subsequent Event Related to Triple T Joint Venture

On July 30, 2021, the Triple T Joint Venture entered into a purchase and sale agreement with an entity (the "Purchaser") that is a client of Hancock Natural Resource Group, Inc. ("Hancock") to sell approximately 301,000 acres of its East Texas timberlands for $498 million, or $1,656 per acre (the "Purchase Price"). The acres to be sold represent a portion of the 1.1 million acres of East Texas timberlands owned by the Triple T Joint Venture and the proceeds from the sale are expected to be used to reduce the Triple T Joint Venture’s leverage and to pay down a portion of the preferred partnership interests in the joint venture held by Preferred Investors. The Purchaser deposited $30 million with an escrow agent, which amount will be credited against the Purchase Price upon the closing of the disposition. Prior to closing, a third party will undertake a timber cruise of the timberlands to be transferred in connection with the disposition. If the timber cruise determines that the total cruised value varies from the estimated timber value contemplated by the Purchase Price by more than a designated threshold then the Purchase Price shall be adjusted downward or upward by the amount such variation exceeds the threshold. The disposition is expected to close in the third quarter of 2021, subject to satisfaction of normal and customary closing conditions.

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

As of June 30, 2021, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.1 million remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Dawsonville Bluffs Joint Venture
Total assets	$3,857	$3,059
Total liabilities	$43	$39
Total equity	$3,814	$3,020
CatchMark
Carrying value of investment	$1,907	$1,510

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Dawsonville Bluffs Joint Venture
Total revenues	$270	$—	$1,898	$—
Net income (loss)	$98	$(69)	$1,325	$(244)
CatchMark
Equity share of net income (loss)	$49	$(34)	$663	$(122)

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Dawsonville Joint Venture
Net cash provided by (used in) operating activities	$1,736	$(261)
Net cash used in financing activities	$(531)	$(800)
Net change in cash and cash equivalents	$1,205	$(1,061)
Cash and cash equivalents, beginning of period	$559	$1,441
Cash and cash equivalents, end of period	$1,764	$380

For the six months ended June 30, 2021 and 2020, CatchMark received cash distributions of $0.3 million and $0.4 million, respectively, from the Dawsonville Bluffs Joint Venture.

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

During the three months and six months ended June 30, 2021 and 2020, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Triple T Joint Venture (1)	$3,112	$2,850	$6,224	$5,678
Dawsonville Bluffs Joint Venture (2)	99	7	105	154
	$3,211	$2,857	$6,329	$5,832
(1)Includes $0.1 million of reimbursements of compensation costs for the three months ended June 30, 2021 and 2020, respectively. Includes $0.2 million of reimbursements of compensation costs for the six months ended June 30, 2021 and 2020, respectively.
(2)Includes $0.1 million of incentive-based promote earned for exceeding investment hurdles for the six months ended June 30, 2021 and 2020, respectively.

5.    Notes Payable and Lines of Credit

Amended Credit Agreement

As of June 30, 2021, CatchMark was party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, and May 1, 2020 (the "Amended Credit Agreement"), with a syndicate of lenders, including CoBank, which serves as the administrative agent. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

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

During the six months ended June 30, 2021, CatchMark paid down $7.3 million of its outstanding balance on the Multi-Draw Term Facility with proceeds from a large disposition. As of June 30, 2021 and December 31, 2020, CatchMark had the following debt balances outstanding:

(dollar amounts in thousands)			Current Interest Rate (1)	Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate		June 30, 2021	December 31, 2020
Term Loan A-1	12/23/2024	LIBOR + 1.75%	1.85%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	2.00%	100,000	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	2.10%	68,619	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	1.80%	140,000	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	2.28%	26,791	34,086
Total principal balance				$435,410	$442,705
Less: net unamortized deferred financing costs				(4,751)	(5,215)
Total				$430,659	$437,490
(1)For the Multi-Draw Term Facility, the interest rate represents weighted-average interest rate as of June 30, 2021. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As of June 30, 2021, CatchMark had $158.2 million of borrowing capacity remaining under its credit facilities, consisting of $123.2 million under the Multi-Draw Term Facility and $35.0 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes. The Revolving Credit Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark's LTV ratio, and, as of June 30, 2021, was to terminate and all amounts outstanding under the facility due and payable on December 1, 2022. On August 4, 2021, the maturity date of the Revolving Credit Facility was extended from December 1, 2022 to August 4, 2026. See Note 10 — Subsequent Events for more information.

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

CatchMark pays the lenders an unused commitment fee on the unused portions of the Revolving Credit Facility and the Multi-Draw Term Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV ratio. For each of the three months ended June 30, 2021 and 2020, CatchMark recognized $0.1 million of unused commitment fees as interest expense on its consolidated statements of operations, respectively. For each of the six months ended June 30, 2021, and 2020, CatchMark recognized $0.3 million of unused commitment fees as interest expense on its consolidated statements of operations, respectively.

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

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. The eligibility remains the same under the Amended Credit Agreement. Therefore, CatchMark accrues patronage dividends it expects to receive based on actual patronage dividends received as a percentage of its weighted-average eligible debt balance. For the three months ended June 30, 2021 and 2020, CatchMark accrued $1.0 million and $0.9 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations. For the six months ended June 30, 2021 and 2020, CatchMark accrued $1.9 million and $1.8 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2021, CatchMark received patronage dividends of $4.1 million on its patronage eligible borrowings. Of the total patronage dividends received, $3.1 million was received in cash and $1.0 million was received in equity of the Patronage Banks.

As of June 30, 2021 and December 31, 2020, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage dividends classified as:	June 30, 2021	December 31, 2020
Accounts receivable	$1,891	$3,597
Prepaid expenses and other assets (1)	4,311	3,335
Total	$6,202	$6,932
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

CatchMark was in compliance with the financial covenants of the Amended Credit Agreement as of June 30, 2021.

Interest Paid and Fair Value of Outstanding Debt

During the three months and six months ended June 30, 2021 and 2020, CatchMark made the following cash interest payments on its borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cash paid for interest	$2,300	$2,800	$4,600	$6,900

Included in the interest payments for the three months ended June 30, 2021 and 2020, were unused commitment fees of $0.1 million and $0.2 million, respectively. Included in the interest payments for the six months ended June 30, 2021 and 2020, were unused commitment fees of $0.3 million and $0.4 million, respectively.

As of June 30, 2021 and December 31, 2020, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.24% and 3.25%, respectively. After further consideration of expected patronage dividends, CatchMark's weighted-average interest rate as of June 30, 2021 and December 31, 2020 was 2.44% and 2.45%, respectively.

As of June 30, 2021 and December 31, 2020, the fair value of CatchMark's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps

CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of June 30, 2021, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)					Notional Amount
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
					$275,000

As of June 30, 2021, CatchMark’s interest rate swaps effectively fixed the interest rate on $275.0 million of its $435.4 million variable-rate debt at 3.98%, inclusive of the applicable spread and before consideration of expected patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statements of cash flows.

All of CatchMark's outstanding interest rate swaps during the six months ended June 30, 2021 and 2020 qualified for hedge accounting treatment.
Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of June 30, 2021 and December 31, 2020:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(19,442)	$(30,029)

During the three months ended June 30, 2021 and 2020, CatchMark recognized a change in fair value of its interest rate swaps of $4.5 million and $2.2 million, as other comprehensive loss, respectively. During the six months ended June 30, 2021 and 2020, CatchMark recognized a change in fair value of its interest rate swaps of $11.2 million and $26.7 million, as other comprehensive income and comprehensive loss, respectively.

Pursuant to the terms of its interest rate swaps, CatchMark paid $1.4 million and $1.2 million during the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, CatchMark paid $2.8 million and $1.5 million, respectively. All amounts were included in interest expense in the consolidated statements of operations.

During the three months ended June 30, 2021 and 2020, CatchMark reclassified $0.3 million and $0.5 million from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception. During the six months ended June 30, 2021 and 2020, CatchMark reclassified $0.6 million and $0.9 million from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception.

These reclassifications were netted with the market value adjustment to interest rate swaps in the consolidated statements of comprehensive income (loss).

As of June 30, 2021, CatchMark estimated that approximately $6.2 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

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

For 2021, WestRock is required to purchase a minimum of 380,800 tons and we are committed to make available for purchase by WestRock a minimum of 443,200 tons of timber under the Mahrt Timber Agreements. For the six months ended June 30, 2021, WestRock purchased 184,300 tons under the Mahrt Timber Agreements, which represented 11% of CatchMark's net timber sales revenue.

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

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease right-of-use (“ROU”) asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU asset and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $107,000 and $108,400 of operating lease expense for the three months ended June 30, 2021 and 2020, respectively. For each of the six months ended June 30, 2021 and 2020, CatchMark recorded $217,000 of operating lease expense, respectively. For the three months ended June 30, 2021 and 2020, CatchMark paid $102,000 and $98,000, respectively, in cash for its office lease. For the six months ended June 30, 2021 and 2020, CatchMark paid $207,000 and $197,000, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows.

CatchMark had the following future annual payments for its operating lease as of June 30, 2021 and December 31, 2020:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Required payments
2021	$206	412
2022	424	424
2023	435	435
2024	447	447
2025	459	459
Thereafter	1,414	1,414
	$3,385	$3,591
Less: imputed interest	(536)
Operating lease liability	$2,849

Remaining lease term (years)	7.4
Discount rate	4.58%

CatchMark holds leasehold interests in 15,000 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of June 30, 2021, CatchMark had the following future lease payments under the LTC Lease:

(in thousands)	Required Payments
2021	$311
2022	299
$610

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

8.     Stock-based Compensation

Long-Term Incentive Plans

On June 24, 2021, CatchMark's stockholders approved a long-term incentive plan (the "2021 Incentive Plan") at its 2021 annual meeting of stockholders. The 2021 Incentive Plan replaced CatchMark's 2017 long-term incentive plan. The 2021 Incentive Plan allows for the award of options, stock appreciation rights, restricted stock, RSUs, deferred stock units, performance awards, other stock-based awards, LTIP Units or any other right or interest relating to stock or cash to the employees, directors, and consultants of CatchMark or its affiliates. A total of 2.0 million shares of CatchMark's common stock are reserved and available for issuance pursuant to awards granted under the 2021 Incentive Plan.

Service-based Restricted Stock Grants to Employees

During the three months ended June 30, 2021, CatchMark did not issue any shares of service-based restricted stock to its employees. During the six months ended June 30, 2021, CatchMark granted 148,817 shares of service-based restricted stock to its employees, vesting in equal installments over a four-year period. The fair value of $1.6 million was determined based on the closing price of CatchMark's common stock on the grant date and is amortized evenly over the vesting period.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	374,822	$10.51
Granted	148,817	$10.77
Vested	(124,745)	$10.54
Forfeited	—	$—
Unvested at June 30, 2021	398,894	$10.60

Performance-based Awards

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

Grant date market price (March 11, 2021)	$10.90
Weighted-average fair value per granted share	$6.26
Assumptions:
Volatility	43.08%
Expected term (years)	3.0
Risk-free interest rate	0.39%

A rollforward of CatchMark's unvested, performance-based LTIP Units grants for the six months ended June 30, 2021 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	349,703	$6.03
Granted	202,930	$6.26
Vested	(7,705)	$1.31
Forfeited	(39,020)	$1.82
Unvested at June 30, 2021	505,908	$6.52

A rollforward of CatchMark's unvested, performance-based restricted stock grants for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	31,526	$4.90
Granted	44,180	$6.26
Vested	—	$—
Forfeited	(7,937)	$1.84
Unvested at June 30, 2021	67,769	$6.14

Equity Grants to Independent Directors
On April 9, 2021, 3,876 shares of CatchMark's restricted common stock granted to two independent directors upon their appointments to CatchMark's board of directors in April 2020 became vested. CatchMark repurchased 426 shares to satisfy income tax liabilities upon vesting.

On June 24, 2021, CatchMark's independent directors' 2020 annual equity-based grants vested, which included 16,868 shares of restricted stock and 25,302 LTIP Units. CatchMark repurchased 3,710 shares from two independent directors to satisfy income tax liabilities upon vesting of the restricted stock.

On June 25, 2021, CatchMark issued the annual equity-based grants to its independent directors who were elected at its 2021 annual meeting of stockholders. Each independent director received a grant with a fair value of $70,000, which will vest on the date of CatchMark's 2022 annual meeting of stockholders. Upon their respective elections, one independent director received 5,838 shares of CatchMark's restricted common stock and the remaining four independent directors each received 5,838 LTIP Units in CatchMark Timber OP.

A rollforward of CatchMark's unvested restricted stock and LTIP Unit grants to the directors for the six months ended June 30, 2021 is as follows:

	Restricted Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	20,744	$8.17	25,302	$8.30
Granted	5,838	$11.99	23,353	$11.99
Vested	(20,744)	$8.17	(25,302)	$8.30
Forfeited	—	$—	—	$—
Unvested as of June 30, 2021	5,838	$11.99	23,353	$11.99

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months and six months ended June 30, 2021 and 2020 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
General and administrative expenses (1)	$624	$623	$1,136	$2,380
Forestry management expenses	143	82	250	197
Total (2)	$767	$705	$1,386	$2,577
(1)The six months ended June 30, 2020 includes $1.2 million of accelerated stock-based compensation expense related to the retirement of CatchMark's former CEO in January 2020.
(2)The three months and six months ended June 30, 2021 includes $0.3 million and $0.5 million of stock-based compensation recognized as noncontrolling interest, respectively.

As of June 30, 2021, approximately $6.4 million of compensation expense related to unvested restricted stock and LTIP Units remained to be recognized over a weighted-average period of 2.6 years.

9.     Segment Information

As of June 30, 2021, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Harvest	$21,097	$17,227	$42,308	$36,445
Real Estate	7,632	1,673	10,989	6,452
Investment Management	3,211	2,857	6,329	5,832
Total	$31,940	$21,757	$59,626	$48,729

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Harvest	$9,367	$7,388	$18,294	$15,995
Real Estate	7,333	1,552	10,477	6,070
Investment Management	3,275	2,823	7,095	5,710
Corporate	(2,398)	(2,328)	(5,352)	(5,451)
Total	$17,577	$9,435	$30,514	$22,324

A reconciliation of Adjusted EBITDA to GAAP net income (loss) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDA	$17,577	$9,435	$30,514	$22,324
Subtract:
Depletion	6,657	6,707	14,382	13,648
Interest expense (1)	2,752	3,006	5,094	6,256
Amortization (1)	636	1,116	1,269	1,874
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	15	—	103	—
Basis of timberland sold, lease terminations and other (3)	5,701	1,721	7,667	4,997
Stock-based compensation expense	767	705	1,386	2,577
(Gain) loss on large dispositions (4)	(759)	5	(759)	(1,274)
HLBV loss from unconsolidated joint venture (5)	—	2,311	—	2,311
Post-employment benefits (6)	7	11	23	2,297
Other (7)	48	36	147	70
Net income (loss)	$1,753	$(6,183)	$1,202	$(10,432)
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
(6)Reflects one-time, non-recurring post-employment benefits associated with the retirement of our former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents paid in installments over agreed-upon periods of time.
(7)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

10.     Subsequent Events

Dividend Declaration

On August 5, 2021, CatchMark declared a cash dividend of $0.135 per share for its common stockholders of record on August 31, 2021, payable on September 15, 2021.

Credit Agreement Amendment

On August 4, 2021, CatchMark amended its Amended Credit Agreement (the “Amendment”) to, among other things: (1) consent to CatchMark’s prepayment of the outstanding balance on its Multi-Draw Term Facility and Term Loan A-3 with the proceeds from the pending Bandon Property disposition, and after the outstanding balance of any Multi-Draw Term Facility and Term Loan A-3 have been repaid in full, permit CatchMark to retain up to $5.0 million of such remaining proceeds for working capital purposes; (2) to permit CatchMark, for a period of 18 months from the effective date of the Amendment, to, upon the repayment of the outstanding Term Loan A-3, reborrow Term Loan A-3 using borrowing mechanics substantially similar to those that apply to the Revolving Credit Facility, the proceeds of which shall be used solely to finance acquisitions of additional real property, all as set forth in the Amendment, with the same pricing and maturity date as the existing Term Loan A-3; and (3) the extension of the maturity date of the Revolving Credit Facility from December 1, 2022 to the fifth anniversary of the effective date of the Amendment.

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

Overview

We acquire and own prime timberlands located in high-demand U.S. mill markets. We manage our operations to generate highly-predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees that covers our dividend throughout the business cycle. We actively manage our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship.

During the second quarter of 2021, our business continued to benefit from a strong housing market, robust repair and remodeling activity and continued demand for pulp-related products. Despite a planned reduction in total harvest volume, our timber sales revenue increased 24% driven by significant increases in pricing for both sawtimber and pulpwood, and an increase in harvest volumes from our Pacific Northwest region. Our timberland continued to maintain consistent productivity on a per-acre basis.

We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. In the second quarter of 2021, we sold 4,300 acres of timberland for $7.6 million, or $1,743 per acre, an 11% increase in average sales price per acre. Acres sold in the current quarter had lower average merchantable timber stocking than our portfolio average. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to inventory stocking below portfolio average, higher mix of hardwood inventory, sub-optimal productivity characteristics, geographical procurement and operating areas, and/or timber reservation opportunities.

We also continue to evaluate our portfolio for potential large dispositions under our capital recycling program whereby we sell blocks of timberland properties to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt or repurchasing shares of our common stock. During the second quarter of 2021, we completed a large disposition of 5,000 acres of timberland located in Georgia for $7.5 million under our capital recycling program, using net proceeds of $7.3 million to pay down outstanding debt. Acres sold under this large disposition had lower average merchantable timber stocking than our portfolio average. On June 21, 2021, we entered into a purchase and sale agreement with Roseburg to sell 18,100 acres of Oregon timberlands, the Bandon Property, for $100 million. We expect the disposition to close in the third quarter of 2021 and to recognize a gain in excess of $20 million. We anticipate using substantially all of the net proceeds from the Bandon Property disposition to pay down our outstanding debt.

We continue to leverage our scale and timberland management efficiencies through our investment management business which generates significant asset management fee revenue. We recognized asset management fee revenue of $3.2 million during the quarter, a 12% increase compared to the prior year period primarily as a result of the asset management agreement amendment with the Triple T Joint Venture during the second quarter of 2020. Subsequent to quarter-end, we received a distribution of $0.7 million from our Dawsonville Bluffs Joint Venture, including $0.2 million of incentive-based promotes for exceeding investment hurdles. As of June 30, 2021, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.1 million.

We are continuing to evaluate additional strategic investment opportunities in our target markets, including direct acquisition of high-quality industrial timberland properties, with our average transaction size ranging from 2,500 to 25,000 acres. We continue to have ample liquidity for growth initiatives and other capital allocation priorities, including direct acquisitions and joint venture investments. Our active debt and interest rate management strategy provides us attractive borrowing costs, staggered long-term maturities and a favorable mix of fixed-to-floating rate debt. On August 4, 2021, we amended our Amended Credit Agreement to, among other things (i) establish a $68.6 million revolver feature on Term Loan A-3 and (ii) extend the maturity date of the existing Revolving Credit Facility from December 1, 2022 to August 4, 2026. This amendment will allow us to deleverage by using proceeds from the Bandon Property disposition to pay down our debt while improving available debt capacity for future growth, to extend our weighted-average life of debt, and to continue to improve our overall liquidity.

During the second quarter of 2021, we paid $6.5 million of distributions to our stockholders, which were fully covered by net cash provided by operating activities. We did not repurchase any shares of our common stock under our SRP during the quarter.

Impact of COVID-19 On Our Business

COVID-19 has had a limited impact on our physical operations to date. We have implemented new procedures to support the health and safety of our employees and we are following all federal, state and local health department guidelines. The costs associated with these safety procedures were not material. The COVID-19 pandemic has not had a significant negative impact on our overall results. We continued to manage our harvest operations effectively through the pandemic, increasing timber sales revenue and Harvest EBITDA for the six months ended June 30, 2021 by 17% and 14%, respectively, from the prior year period. These increases were a result of higher product pricing and harvest volumes from our Pacific Northwest region, which were driven by the strong housing market and robust repair and remodeling activity.

It is possible the COVID-19 pandemic, particularly considering variant strains of the virus, could further impact our operations and the operations of our customers and contractors as a result of quarantines, facility closures, illnesses, and travel and logistic restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalizations, the resulting impact on our customers, contractors and vendors, remedial actions and stimulus measures adopted by federal, state and local governments, and to what extent normal economic and operating conditions are impacted. Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the future impact of the COVID-19 pandemic on our business. We believe we are well positioned to weather additional economic turmoil as a result of our deleveraging initiatives and other balance sheet strengthening undertaken over the last three years.

Timberland Portfolio

As of June 30, 2021, we wholly owned interests in 390,400 acres of high-quality industrial timberland in the U.S. South and Pacific Northwest, consisting of 375,400 acres of fee timberlands and 15,000 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our Southern timberlands consisted of 72% pine plantations by acreage and 55% sawtimber by volume. Our Pacific Northwest timberlands consisted of 90% productive acres and 79% sawtimber by volume. Our leased timberlands include 15,000 acres under one long-term lease expiring in 2022, which we refer to as the LTC Lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of June 30, 2021 (1)	Fee	Lease	Total
South
Alabama	65,800	1,800	67,600
Georgia	221,900	13,200	235,100
South Carolina	69,600	—	69,600
	357,300	15,000	372,300
Pacific Northwest
Oregon	18,100	—	18,100
Total	375,400	15,000	390,400
(1) Represents wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

As of June 30, 2021, our wholly-owned timber inventory consisted of an estimated 15.2 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory (1)	Fee	Lease	Total
Pulpwood	6.5	0.2	6.7
Sawtimber (2)	8.2	0.3	8.5
Total	14.7	0.5	15.2
(1)Merchantable timber inventory does not include current year growth. Pacific Northwest merchantable timber inventory is converted from MBF to tons using a factor of eight.
(2) Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of June 30, 2021 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of June 30, 2021
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	1,079,500
Merchantable timber inventory (million tons)	—	42.6	(2)
Location	Georgia	Texas
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

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2021, WestRock is required to purchase a minimum of 380,800 tons of timber under the Mahrt Timber Agreements. For the six months ended June 30, 2021, WestRock purchased 184,300 tons under the Mahrt Timber Agreements, which represented 11% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We are party to a pulpwood supply agreement with IP (the "Carolinas Supply Agreement"). For full year 2021, IP is required to purchase a minimum of 88,600 tons of pulpwood under the Carolinas Supply Agreement. During the six months ended June 30, 2021, we sold 48,600 tons under the Carolinas Supply Agreement, which represented 3% of our net timber sales revenue.

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
In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to pay distributions to stockholders and partially fund timberland acquisitions. Therefore, to the extent that cash flows from operations are lower, whether as a result of a reduction in anticipated harvest amounts or timber sales, decreases in asset management fees or distributions from joint ventures, or otherwise, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash flow from operations or existing debt availability; however, proceeds from future debt financings, and equity and debt offerings may be used to fund capital expenditures, acquire new timberland properties, invest in joint ventures, and pay down existing and future borrowings. From time to time, we also sell certain large timberland properties in order to generate capital to fund capital allocation priorities, including but not limited to redeployment into more desirable timberland investments, pay down of outstanding debt or repurchase of shares of our common stock. Such large dispositions are typically larger in size and more infrequent than sales under our normal land sales program.

Shelf Registration Statement and Equity Offerings

On February 28, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC, which was declared effective on May 7, 2020. Our shelf registration statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, we entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of our common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under our shelf registration statement. As of June 30, 2021, we have not sold any shares of common stock under the distribution agreement.

Credit Facilities

The table below presents the details of each credit facility under the Amended Credit Agreement as of June 30, 2021:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate(1)	Unused Commitment Fee (1)	Total Capacity	Outstanding Balance	Remaining Capacity
Revolving Credit Facility	12/1/2022	LIBOR + 2.20%	0.35%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	0.35%	150,000	26,791	123,209
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3	12/1/2027	LIBOR + 2.00%	N/A	68,619	68,619	—
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	—
Total				$593,619	$435,410	$158,209
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

On August 4, 2021, we amended our Amended Credit Agreement to extend the maturity date of the existing Revolving Credit Facility from December 1, 2022 to August 4, 2026 and to establish a $68.6 million revolver feature on Term Loan A-3. The borrowing mechanics of the new revolver on Term Loan A-3 are substantially similar to those of the Revolving Credit Facility with the same pricing and maturity date as the existing Term Loan A-3.

Patronage Dividends

We are eligible to receive annual patronage dividends from our lenders (the "Patronage Banks") under the Amended Credit Agreement. The annual patronage dividend depends on the weighted-average patronage-eligible debt balance with each participating lender during the respective fiscal year, as calculated by CoBank, as well as the financial performance of the Patronage Banks.

In March 2021, we received patronage dividends of $4.1 million, including $3.9 million of standard patronage dividends and a $0.2 million special patronage dividend. 75% of the standard patronage dividends was received in cash and the remaining 25% was received in equity of the Patronage Banks. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' board of directors. The special patronage dividend was received in cash. For the six months ended June 30, 2021, we accrued $1.9 million of patronage dividends receivable for 2021, approximately 75% of which is expected to be received in cash in March 2022.

Debt Covenants

As of June 30, 2021, the Amended Credit Agreement contains, among others, the following financial covenants which:
•limit the LTV ratio to 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of June 30, 2021.

Interest Rate Swaps

As of June 30, 2021, we had two outstanding interest rate swaps, which effectively fixed the interest rate on $275.0 million of our $435.4 million variable-rate debt at 3.98%, inclusive of the applicable spread but before considering patronage dividends. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the three months ended June 30, 2021, we did not repurchase any share of our common stock under the SRP. As of June 30, 2021, we had 48.9 million shares of common stock outstanding and may repurchase up to an additional $13.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2021 was $30.1 million, $10.0 million higher than the six months ended June 30, 2020. Cash provided by operating activities consisted primarily of receipts from customers for timber sales, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The increase in net cash provided by operating activities was primarily due to a $4.4 million increase in net proceeds from timberland sales, a $2.6 million increase in net timber sales, a $2.5 million decrease in cash paid for interest, and a $2.3 million decrease in general and administrative expenses, offset by a $2.0 million change in working capital due to timing of receipts and payments.
Net cash provided by investing activities for the six months ended June 30, 2021 was $4.3 million, $8.2 million lower than the six months ended June 30, 2020. We received $13.5 million less in gross proceeds from large dispositions during the six months ended June 30, 2021. We invested an additional $5.0 million in the Triple T Joint Venture during the prior year period.
Net cash used in financing activities for the six months ended June 30, 2021 was $24.0 million as compared to $34.7 million for the six months ended June 30, 2020. We paid down $7.3 million of our outstanding debt balance on the Multi-Draw Term Facility with net proceeds received from large dispositions as compared to $20.9 million in the prior year period. We paid cash distributions of $13.1 million to our stockholders in the first half of 2021, funded from net cash provided by operating activities. We used $0.7 million to repurchase shares of our common stock, primarily for tax withholding purposes, and paid $2.8 million in interest expense pursuant to the terms of our interest rate swaps during the six months ended June 30, 2021. During the first half of 2020, we borrowed $5.0 million under our Multi-Draw Term Facility to fund the additional equity investment in the Triple T Joint Venture, we repurchased $3.1 million of shares of our common stock, paid $1.5 million in interest expense pursuant to the terms of our interest rate swaps, and paid $1.0 million deferred financing costs in connection with the amendment to our credit agreement in May 2020.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of June 30, 2021, we had a cash balance of $22.3 million and had access to $158.2 million of additional borrowing capacity under the Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber sales, timberland sales, asset management fees, and distributions from unconsolidated joint ventures, and from other capital raising activities, including large dispositions, proceeds from secured or unsecured financings from banks and other lenders; and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions. Access to borrowing capacity under our Amended Credit Agreement depends on continued compliance with debt covenants, which can be impacted by any reduction in the value of our timberlands, including those held by joint ventures, and reductions in cash flows from operations.

Distributions

Our board of directors has authorized cash distributions quarterly. The amount of future distributions that we may pay will be determined by our board of directors as described in Overview section above. During the six months ended June 30, 2021, we declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 11, 2021	February 26, 2021	March 15, 2021	$0.135
May 6, 2021	May 28, 2021	June 15, 2021	$0.135

For the six months ended June 30, 2021, we paid total distributions of $13.1 million. The distributions were funded from net cash provided by operating activities.

On August 5, 2021, we declared a cash dividend of $0.135 per share for our common stockholders of record on August 31, 2021, payable on September 15, 2021.

Results of Operations

Overview

For the three months ended June 30, 2021, we generated total revenues of $31.9 million compared to $21.8 million for the three months ended June 30, 2020. We produced $1.8 million in net income in the current quarter compared to a net loss of $6.2 million in the prior year quarter due to a combination of higher revenues, gains on large dispositions, lower interest expense and higher income from joint ventures. Our Adjusted EBITDA increased by $8.1 million from the prior year quarter to $17.6 million. We generated these improvements in total revenues, net income and Adjusted EBITDA on the strength of improved timber and timberland pricing and despite reducing our total harvest volume by 7% from the prior year quarter.

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

Selected operational results for the three months and six months ended June 30, 2021 and 2020 are shown in the following tables (dollar amounts in thousands, except for per-acre/per-ton amounts):

	Three Months Ended June 30,		Change
	2021	2020	%
Consolidated
Timber sales revenue	$20,111	$16,173	24%
Timberland sales revenue	$7,632	$1,673	356%
Asset management fees revenue	$3,211	$2,857	12%

Timber sales volume (tons)
Pulpwood	299,789	354,290	(15)%
Sawtimber (1)	228,218	213,618	7%
	528,007	567,908	(7)%

U.S. South
Timber sales revenue	$16,400	$14,565	13%

Timber sales volume (tons)
Pulpwood	296,993	351,605	(16)%
Sawtimber (1)	193,882	195,043	(1)%
	490,875	546,648	(10)%

Harvest Mix
Pulpwood	61%	64%
Sawtimber (1)	39%	36%
Delivered % as of total volume	77%	61%
Stumpage % as of total volume	23%	39%

Net timber sales price (per ton) (2)
Pulpwood	$15	$12	25%
Sawtimber (1)	$26	$23	13%

Timberland sales
Gross sales	$7,632	$1,673	356%
Acres sold	4,300	1,100	291%
% of fee acres	1.2%	0.3%

Price per acre (3)	$1,743	$1,564	11%

Large Dispositions (4)
Gross sales	$7,536	$—
Acres sold	5,000	—
Price per acre	$1,522	$—
Gain on large dispositions	$759	$—

Pacific Northwest
Timber sales revenue	$3,711	$1,608	131%

Timber sales volume (tons)
Pulpwood	2,796	2,685	4%
Sawtimber	34,336	18,575	85%
	37,132	21,260	75%

Harvest Mix
Pulpwood	8%	13%
Sawtimber	92%	87%
Delivered % as of total volume	100%	100%
Stumpage % as of total volume	—%	—%

Delivered timber sales price (per ton) (2)(5)
Pulpwood	$30	$29	5%
Sawtimber	$106	$84	26%
(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 49,000 tons and 25,000 tons of merchantable inventory, respectively, with a sawtimber mix of 32% and 62%, respectively, for the three months ended June 30, 2021 and 2020.
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
(5)Shown on a delivered basis which includes contract logging and hauling costs.

	Six Months Ended June 30,		Change
	2021	2020	%
Consolidated
Timber sales revenue	$40,260	$34,339	17%
Timberland sales revenue	$10,989	$6,452	70%
Asset management fees revenue	$6,329	$5,832	9%

Timber sales volume (tons)
Pulpwood	573,130	678,670	(16)%
Sawtimber (1)	479,639	484,133	(1)%
	1,052,769	1,162,803	(9)%

U.S. South
Timber sales revenue	$31,607	$30,837	2%

Timber sales volume (tons)
Pulpwood	568,182	671,574	(15)%
Sawtimber (1)	398,458	445,015	(10)%
	966,640	1,116,589	(13)%

Harvest Mix
Pulpwood	59%	60%
Sawtimber (1)	41%	40%
Delivered % as of total volume	76%	62%
Stumpage % as of total volume	24%	38%

Net timber sales price (per ton) (2)
Pulpwood	$15	$13	15%
Sawtimber (1)	$25	$23	11%

Timberland sales
Gross sales	$10,989	$6,452	70%
Acres sold	6,100	4,100	49%
% of fee acres	1.6%	1.0%
Price per acre (3)	$1,794	$1,611	11%

Large Dispositions (4)
Gross sales	$7,536	$21,250	(65)%
Acres sold	5,000	14,400	(65)%
Price per acre (6)	$1,522	$1,474	3%
Gain on large dispositions	$759	$1,274	(40)%

Pacific Northwest
Timber sales revenue	$8,653	$3,502	147%

Timber sales volume (tons)
Pulpwood	4,948	7,096	(30)%
Sawtimber	81,181	39,118	108%
	86,129	46,214	86%

Harvest Mix
Pulpwood	6%	15%
Sawtimber	94%	85%
Delivered % as of total volume	100%	91%
Stumpage % as of total volume	—%	9%

Delivered timber sales price (per ton) (2)(5)

Pulpwood	$30	$30	—%
Sawtimber	$105	$87	20%
(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 59,000 tons and 115,000 tons of merchantable inventory, respectively, with a sawtimber mix of 36% and 52%, respectively, for the three months ended June 30, 2021 and 2020.
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
(6)Excludes value of timber reservations, which retained 56,300 tons of merchantable inventory, with a sawtimber mix of 55% for the six months ended June 30, 2020.

We generated $20.1 million of timber sales revenue in the second quarter compared to $16.2 million in the prior year period as a result of a $2.1 million increase in our Pacific Northwest region and a $1.8 million increase in the U.S. South.

Our timber sales revenue in the U.S. South was 13% higher than the prior year quarter as a result of strong pricing, partially offset by a 10% reduction in harvest volume. Our harvest volumes from the U.S. South, while planned to be lower than the prior year quarter due to recent timberland sales and capital recycling dispositions, reflects consistent productivity on a per-acre basis. Our realized stumpage prices for pulpwood and sawtimber were 25% and 13% higher, respectively, compared to the prior year quarter, and held a 71% and 19% premium over TimberMart-South South-wide averages as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio.

We generated $3.7 million in timber sales revenue in the Pacific Northwest in the second quarter of 2021, a 131% increase over the prior year quarter, primarily as a result of strong pricing and a 75% increase in harvest volume. Our delivered sawtimber price increased 26% due to strong demand fundamentals fueled by accelerated housing starts, lack of finished lumber in the supply chain and reduced mill inventories as a result of strong lumber demand that carried over from the end of 2020.

Comparison of the three months ended June 30, 2021 versus the three months ended June 30, 2020

Revenues. Revenues for the three months ended June 30, 2021 were $31.9 million, $10.2 million higher than the three months ended June 30, 2020 as a result of a $6.0 million increase in timberland sales revenue, a $3.9 million increase in timber sales, and a $0.4 million increase in asset management fees. Timberland sales revenue increased due to selling more acres at a higher average per-acre price as a result of favorable market conditions in 2021. Acres sold in the current period had lower average merchantable timber stocking than our portfolio average. Timber sales revenue increased primarily due to improved pricing across the board and higher harvest volume in the Pacific Northwest.

Details of timber sales revenue by product for the three months ended June 30, 2021 and 2020 are shown in the following table:

	Three Months Ended June 30, 2020	Changes attributable to:		Three Months Ended June 30, 2021
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$8,041	$893	$7	$8,941
Sawtimber (2)	8,132	1,293	1,745	11,170
	$16,173	$2,186	$1,752	$20,111
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $8.8 million for the three months ended June 30, 2021, $1.8 million higher than prior year period primarily due to increases of 14% and 75% in delivered volume in the U.S. South and the Pacific Northwest, respectively. Our blended logging rates increased 4% and 2% in the U.S. South and the Pacific Northwest, respectively, compared to the prior year quarter primarily as a result of higher fuel costs and longer haul distances in the U.S. South.

Depletion expense was $6.7 million for the three months ended June 30, 2021, comparable to the three months ended June 30, 2020 as a $1.1 million increase in the Pacific Northwest was offset by a $1.0 million decrease in the U.S. South, primarily driven by harvest volumes changes.

Cost of timberland sales increased to $5.6 million for the three months ended June 30, 2021 from $1.5 million for the three months ended June 30, 2020 primarily due to selling more acres in the current year quarter.
General and administrative expenses were $3.1 million for the three months ended June 30, 2021, comparable to the prior year period.

Interest expense. Interest expense decreased $0.7 million to $3.3 million for the three months ended June 30, 2021 primarily due to a $0.3 million decrease in interest paid after consideration of patronage dividends and a $0.1 million decrease in amortization of the off-market swap value at hedge inception in the current year period. In addition, we wrote off $0.4 million of deferred financing costs related to the credit agreement amendment for the three months ended June 30, 2020.

Gain on large dispositions. During the three months ended June 30, 2021, we recognized a gain of $0.8 million from the disposition of 5,000 acres of our wholly-owned timberlands. We did not complete any large dispositions in same period of the prior year.

Income (loss) from unconsolidated joint ventures. We did not recognize additional losses from the Triple T Joint Venture in the second quarter of 2021 as our equity investment had been written down to zero as of December 31, 2020, and we have not guaranteed obligations of the venture and are not otherwise committed to provide it additional financial support. For the three months ended June 30, 2020, we recognized a $2.3 million HLBV loss from the Triple T Joint Venture.

Net income (loss). For the three months ended June 30, 2021, we recognized $1.8 million of net income, as compared to a $6.2 million net loss for the three months ended June 30, 2020 primarily due to a $10.2 million increase in total revenue, a $2.4 million decrease in loss recognized from the unconsolidated joint ventures, a $0.8 million increase in gain on large dispositions, and a $0.7 million decrease in interest expense, offset by a $6.1 million increase in total expenses. Our net income per share for the three months ended June 30, 2021 was $0.04 and our net loss per share for the three months ended June 30, 2020 was $0.13.

Comparison of the six months ended June 30, 2021 versus the six months ended June 30, 2020

Revenues. Revenues for the six months ended June 30, 2021 were $59.6 million, $10.9 million higher than the six months ended June 30, 2020 as a result of a $5.9 million increase in timber sales, a $4.5 million increase in timberland sales revenue, and a $0.5 million increase in asset management fees. Timber sales revenue increased primarily due to improved pricing across the board and higher harvest volume in the Pacific Northwest. Timberland sales revenue increased by 70% due to selling 49% more acres at a higher average per-acre price as as a result of favorable market conditions in 2021. Acres sold in the current period had lower average merchantable timber stocking than our portfolio average.

Details of timber sales revenue by product for the six months ended June 30, 2021 and 2020 are shown in the following table:

	Six Months Ended June 30, 2020	Changes attributable to:		Six Months Ended June 30, 2021
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$15,854	$1,093	$(458)	$16,489
Sawtimber (2)	18,485	2,430	2,856	23,771
	$34,339	$3,523	$2,398	$40,260
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $17.6 million for the six months ended June 30, 2021, $3.3 million higher than prior year period primarily due to increases of 6% and 104% in delivered volume in U.S. South and the Pacific Northwest, respectively, as we capitalized on favorable market conditions. Our blended logging rates increased 2% and 7% in the U.S. South and the Pacific Northwest, respectively, compared to the prior year period primarily as a result of higher fuel costs and longer haul distances in the US South.

Depletion expense increased 5% to $14.4 million for the six months ended June 30, 2021 from $13.6 million for the six months ended June 30, 2020 primarily due to an increase in the Pacific Northwest driven by a 86% increase in harvest volume, partially offset by a decrease in the U.S. South mainly as a result of lower harvest volume.

Cost of timberland sales increased to $7.8 million for the six months ended June 30, 2021 from $4.9 million for the six months ended June 30, 2020 primarily due to selling more acres in the current year period.
General and administrative expenses decreased by $3.6 million to $6.7 million for the six months ended June 30, 2021 primarily due to recognizing non-recurring post-employment benefits of $3.5 million in the prior year period related to the retirement of our former CEO in January 2020.

Other operating expenses increased by $0.2 million to $3.4 million for the six months ended June 30, 2021 primarily due to increased road maintenance expenditure to support harvest production in the Pacific Northwest.

Interest expense. Interest expense decreased $1.8 million to $6.3 million for the six months ended June 30, 2021 primarily due to a $1.2 million decrease in interest paid after consideration of patronage dividends and a $0.3 million decrease in amortization of the off-market swap value at hedge inception in the current year period. We paid less interest as a result of a lower weighted-average interest rate compared to the prior year period. In addition, we wrote off $0.4 million of deferred financing costs related to the credit agreement amendment for the six months ended June 30, 2020

Gain on large dispositions. During the six months ended June 30, 2021, we recognized a gain of $0.8 million on the disposition of 5,000 acres of our wholly-owned timberlands, as compared to recognizing a gain of $1.3 million on the disposition of 14,400 acres of our wholly-owned timberlands in the prior year period.

Income (loss) from unconsolidated joint ventures. We recognized $0.7 million of income from the Dawsonville Bluffs Joint Venture for the six months ended June 30, 2021 as compared to a $0.1 million of loss for the prior year period. For the six months ended June 30, 2020, we recognized a $2.3 million of loss from the Triple T Joint Venture under the HLBV method of accounting. We did not recognize income (loss) from the Triple T Joint Venture in the first half of 2021 as our equity investment had been written down to zero as of December 31, 2020, and we have not guaranteed obligations of the venture and are not otherwise committed to provide it additional financial support.

Net income (loss). For the six months ended June 30, 2021, we recognized $1.2 million of net income, as compared to a $10.4 million net loss for the six months ended June 30, 2020 primarily due to a $10.9 million increase in total revenue, a $3.1 million decrease in loss recognized from the unconsolidated joint venture, and a $1.8 million decrease in interest expense, offset by a $3.6 million increase in total expenses and a $0.5 million decrease in gain on large dispositions. Our net income per share for the six months ended June 30, 2021 was $0.02 and our net loss per share for six months ended June 30, 2020 was $0.21.

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

For the three months ended June 30, 2021, Adjusted EBITDA was $17.6 million, an $8.1 million increase from the three months ended June 30, 2020 primarily due to a $5.8 million increase in net timberland sales, a $2.1 million increase in net timber sales revenue, and a $0.4 million increase in asset management fee revenues.

For the six months ended June 30, 2021, Adjusted EBITDA was $30.5 million, an $8.2 million increase from the six months ended June 30, 2020 primarily due to a $4.4 million increase in net timberland sales, a $2.6 million increase in net timber sales revenue, a $0.9 million increase in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, and a $0.5 million increase in asset management fee revenues.

Our reconciliation of net income (loss) to Adjusted EBITDA for the three months and six months ended June 30, 2021 and 2020 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$1,753	$(6,183)	$1,202	$(10,432)
Add:
Depletion	6,657	6,707	14,382	13,648
Interest expense (1)	2,752	3,006	5,094	6,256
Amortization (1)	636	1,116	1,269	1,874
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (2)	15	—	103	—
Basis of timberland sold, lease terminations and other (3)	5,701	1,721	7,667	4,997
Stock-based compensation expense	767	705	1,386	2,577
(Gain) loss on large dispositions (4)	(759)	5	(759)	(1,274)
HLBV loss from unconsolidated joint venture (5)	—	2,311	—	2,311
Post-employment benefits (6)	7	11	23	2,297
Other (7)	48	36	147	70
Adjusted EBITDA	$17,577	$9,435	$30,514	$22,324
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
(6)Reflects one-time, non-recurring post-employment benefits associated with the retirement of our former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents paid in installments over agreed-upon periods of time.
(7)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

Segment EBITDA

For the three months ended June 30, 2021, Harvest EBITDA was $9.4 million, a $2.0 million increase from the prior year period, primarily due to a $2.1 million increase in net timber sales revenue, offset by a $0.1 million increase in other operating expenses. Real Estate EBITDA increased by $5.8 million to $7.3 million as a result of selling more acres at a higher average price per acre in 2021. Investment Management EBITDA increased by $0.5 million to $3.3 million for the three months ended June 30, 2021 primarily due to a $0.4 million increase in asset management fees.

For the six months ended June 30, 2021, Harvest EBITDA was $18.3 million, a $2.3 million increase from the prior year period, primarily due to a $2.6 million increase in net timber sales revenue, offset by a $0.2 million increase in other operating expenses. Real Estate EBITDA increased by $4.4 million to $10.5 million as a result of selling more acres at a higher average price per acre in 2021. Investment Management EBITDA increased by $1.4 million to $7.1 million for the six months ended June 30, 2021 primarily due to a $0.9 million increase in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture and a $0.5 million increase in asset management fees.

The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Harvest	$9,367	$7,388	$18,294	$15,995
Real Estate	$7,333	$1,552	$10,477	$6,070
Investment Management	$3,275	$2,823	$7,095	$5,710
Corporate	$(2,398)	$(2,328)	$(5,352)	$(5,451)
Total	$17,577	$9,435	$30,514	$22,324

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

As of June 30, 2021, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)
Credit Facility	Maturity Date	Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 2.20%	26,791
Total Principal Balance			$435,410

As of June 30, 2021, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
Total					$275,000

As of June 30, 2021, after consideration of the interest rate swaps, $160.4 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million was subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of June 30, 2021, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$59,492	$45,780	$55,138	$160,410
Effectively fixed-rate debt	$—	$—	$—	$67,300	$94,220	$113,480	$275,000
Average interest rate: (1)
Variable-rate debt	—%	—%	—%	2.05%	1.80%	2.04%	1.98%
Effectively fixed-rate debt	—%	—%	—%	3.98%	3.98%	3.98%	3.98%
(1)Inclusive of applicable spread but before considering patronage dividends.

As of June 30, 2021, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.24%, before considering patronage dividends. A 1.0% change in interest rates would result in a change in interest expense of $1.6 million per year. The amount of variable-rate debt outstanding in the future will largely be dependent upon the level of cash flow from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt, the acquisition of timberland properties, and investments in joint ventures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our teams have been working partially remote since the middle of March 2020. We took precautionary measures to ensure our internal control over financial reporting addressed the risks of working in a remote environment. We are continually monitoring and assessing the potential effects of the COVID-19 pandemic on the design and operating effectiveness of our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	426	$10.60	—	$—	$13.7	million
May 1 - May 31	—	$—	—	$—	$13.7	million
June 1 - June 30	3,710	$11.94	—	$—	$13.7	million
Total	4,136		—
(1)See Item 2 — Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for details of our SRP.
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

3.3	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2013 (the “October 25 Form 8-K”))

3.4	Articles of Amendment of CatchMark Timber Trust, Inc. (incorporated by reference to Exhibit 3.2 to the October 25 Form 8-K)

3.5	Articles Supplementary (incorporated by reference to Exhibit 3.3 to the October 25 Form 8-K)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-191916) filed on October 25, 2013)

3.7	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2020)

10.1	CatchMark Timber Trust, Inc. 2021 Incentive Plan (“2021 Incentive Plan”) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2021)

10.2*	Form of Restricted Stock Award Certificate for Independent Directors under the Independent Director Compensation Plan and the 2021 Incentive Plan

10.3*	Form of Long-Term Incentive Plan Unit Award Certificate for Independent Directors under the Independent Director Compensation Plan and the 2021 Incentive Plan

10.4*	Purchase and Sale Agreement, effective as of June 21, 2021, by and among Roseburg Resources Co., Timberlands II, LLC and Fidelity National Title Group.

10.5*
First Amendment to Purchase and Sale Agreement, dated as of July 15, 2021, by and among Roseburg Resources Co., Timberlands II, LLC, Fidelity National Title Group and First American Title Insurance Company

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

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	August 5, 2021	By:	/s/ Ursula Godoy-Arbelaez
Ursula Godoy-Arbelaez Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer and Principal Accounting Officer)