Form 10-Q
period 2021-09-30
CatchMark Timber Trust, Inc.
filed 2021-11-04
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock, as of November 1, 2021: 48,888,424 shares

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

Forward-looking statements in this report, include, but are not limited to, that we manage our operations to generate predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees that covers our dividend throughout the business cycle; that future developments related to the COVID-19 pandemic and actions taken in response thereto could adversely impact our business and those of our customers and contractors; that we believe we are well-positioned to weather additional economic turmoil as a result of our deleveraging initiatives and other balance sheet strengthening undertaken over the last three years; property performance and anticipated growth in our portfolio; expectations to generate revenues from environmental initiatives; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; changes in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss).

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations for the three months and nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for per-share amounts)

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$24,566	$11,924
Accounts receivable	7,232	8,333
Prepaid expenses and other assets	6,603	5,878
Operating lease right-of-use asset (Note 7)	2,604	2,831
Deferred financing costs	2,752	167
Timber assets (Note 3):
Timber and timberlands, net	470,441	576,680
Intangible lease assets	2	5
Investments in unconsolidated joint ventures (Note 4)	1,327	1,510
Total assets	$515,527	$607,328

Liabilities:
Accounts payable and accrued expenses	$4,606	$4,808
Operating lease liability (Note 7)	2,779	2,988
Other liabilities	20,428	32,130
Notes payable and lines of credit, net of deferred financing costs (Note 5)	337,835	437,490
Total liabilities	365,648	477,416

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 48,899 and 48,765 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	489	488
Additional paid-in capital	729,532	728,662
Accumulated deficit and distributions	(567,656)	(572,493)
Accumulated other comprehensive loss	(14,323)	(27,893)
Total stockholders’ equity	148,042	128,764
Noncontrolling Interests	1,837	1,148
Total equity	149,879	129,912
Total liabilities and equity	$515,527	$607,328

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Timber sales	$15,850	$18,060	$56,110	$52,399
Timberland sales	2,122	2,430	13,111	8,882
Asset management fees	2,984	3,118	9,313	8,950
Other revenues	1,117	1,005	3,165	3,111
	22,073	24,613	81,699	73,342
Expenses:
Contract logging and hauling costs	6,689	7,688	24,245	21,943
Depletion	4,560	7,286	18,942	20,934
Cost of timberland sales	1,318	1,926	9,114	6,811
Forestry management expenses	1,725	1,666	5,319	5,171
General and administrative expenses	2,954	2,768	9,648	13,059
Land rent expense	80	114	213	334
Other operating expenses	1,558	1,458	4,985	4,679
	18,884	22,906	72,466	72,931

Other income (expense):
Interest income	1	1	2	51
Interest expense	(3,216)	(3,563)	(9,481)	(11,590)
Gain on large dispositions	23,377	—	24,136	1,274
	20,162	(3,562)	14,657	(10,265)

Income (loss) before unconsolidated joint ventures	23,351	(1,855)	23,890	(9,854)
Income (loss) from unconsolidated joint ventures (Note 4)	(43)	(2,294)	620	(4,727)
Net income (loss)	23,308	(4,149)	24,510	(14,581)
Net income attributable to noncontrolling interest	56	—	59	—
Net income (loss) attributable to common stockholders	$23,252	$(4,149)	$24,451	$(14,581)

Weighted-average common shares outstanding - basic	48,441	48,766	48,412	48,833
Income (loss) per share - basic	$0.48	$(0.09)	$0.51	$(0.30)

Weighted-average common shares outstanding - diluted	48,637	48,766	48,613	48,833
Income (loss) per share - diluted	$0.48	$(0.09)	$0.50	$(0.30)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$23,308	$(4,149)	$24,510	$(14,581)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	2,414	3,799	13,595	(22,928)
Comprehensive income (loss)	25,722	(350)	38,105	(37,509)
Comprehensive income attributable to noncontrolling interest	6	—	25	—
Comprehensive income (loss) attributable to common stockholders	$25,716	$(350)	$38,080	$(37,509)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2020	48,765	$488	$728,662	$(572,493)	$(27,893)	$128,764	$1,148	$129,912
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	139	1	(46)	—	—	(45)	174	129
Dividends on common stock ($0.135 per share)	—	—	—	(6,537)	—	(6,537)	—	(6,537)
Distributions to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	(550)	—	(550)	(1)	(551)
Other comprehensive income	—	—	—	—	15,655	15,655	30	15,685
Balance, March 31, 2021	48,904	$489	$728,616	$(579,580)	$(12,238)	$137,287	$1,323	$138,610
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	2	—	539	—	—	539	177	716
Dividends on common stock ($0.135 per share)	—	—	—	(6,537)	—	(6,537)	—	(6,537)
Distributions to noncontrolling interest	—	—	—	—	—	—	(26)	(26)
Net income	—	—	—	1,749	—	1,749	4	1,753
Other comprehensive loss	—	—	—	—	(4,493)	(4,493)	(11)	(4,504)
Balance June 30, 2021	48,906	$489	$729,155	$(584,368)	$(16,731)	$128,545	$1,467	$130,012
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	(7)	—	377	—	—	377	324	701
Dividends on common stock ($0.135 per share)	—	—	—	(6,540)	—	(6,540)	—	(6,540)
Distributions to noncontrolling interest	—	—	—	—	—	—	(16)	(16)
Net income	—	—	—	23,252	—	23,252	56	23,308
Other comprehensive income	—	—	—	—	2,408	2,408	6	2,414
Balance September 30, 2021	48,899	$489	$729,532	$(567,656)	$(14,323)	$148,042	$1,837	$149,879

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (CONTINUED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2019	49,008	$490	$729,274	$(528,847)	$(8,276)	$192,641	$562	$193,203
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	91	1	215	—	—	216	691	907
Dividends on common stock ($0.135 per share)	—	—	—	(6,564)	—	(6,564)	—	(6,564)
Distributions to noncontrolling interest	—	—	—	—	—	—	(84)	(84)
Repurchase of common stock	(352)	(4)	(2,550)	—	—	(2,554)	—	(2,554)
Net loss	—	—	—	(4,249)	—	(4,249)	—	(4,249)
Other comprehensive loss	—	—	—	—	(24,478)	(24,478)	—	(24,478)
Balance, March 31, 2020	48,747	$487	$726,939	$(539,660)	$(32,754)	$155,012	$1,169	$156,181
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	33	1	537	—	—	538	125	663
Dividends on common stock ($0.135 per share)	—	—	—	(6,524)	—	(6,524)	—	(6,524)
Distributions to noncontrolling interest	—	—	—	—	—	—	(17)	(17)
Repurchase of common stock	(9)	—	(67)	—	—	(67)	—	(67)
Net loss	—	—	—	(6,183)	—	(6,183)	—	(6,183)
Other comprehensive loss	—	—	—	—	(2,249)	(2,249)	—	(2,249)
Balance, June 30, 2020	48,771	$488	$727,409	$(552,367)	$(35,003)	$140,527	$1,277	$141,804
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	(6)	—	358	—	—	358	218	576
Dividends on common stock ($0.135 per share)	—	—	—	(6,525)	—	(6,525)	—	(6,525)
Distributions to noncontrolling interest	—	—	—	—	—	—	(12)	(12)
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	(4,149)	—	(4,149)	—	(4,149)
Other comprehensive income	—	—	—	—	3,799	3,799	—	3,799
Balance, September 30, 2020	48,765	$488	$727,767	$(563,041)	$(31,204)	$134,010	$1,483	$135,493

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$24,510	$(14,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	18,942	20,934
Basis of timberland sold, lease terminations and other	8,832	6,988
Stock-based compensation expense	2,152	3,207
Noncash interest expense	1,708	2,469
Noncash lease expense	18	28
Other amortization	120	124
Gain on large dispositions	(24,136)	(1,274)
(Income) loss from unconsolidated joint ventures	(620)	4,727
Operating distributions from unconsolidated joint ventures	—	273
Interest paid under swaps with other-than-insignificant financing element	4,306	2,904
Changes in assets and liabilities:
Accounts receivable	124	(1,092)
Prepaid expenses and other assets	(32)	(5)
Accounts payable and accrued expenses	(90)	1,959
Other liabilities	1,048	986
Net cash provided by operating activities	36,882	27,647

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(3,923)	(4,332)
Investment in unconsolidated joint ventures	—	(5,000)
Distributions from unconsolidated joint ventures	803	127
Net proceeds from large dispositions	106,763	20,863
Net cash provided by investing activities	103,643	11,658

Cash Flows from Financing Activities:
Repayment of notes payable	(102,705)	(20,850)
Proceeds from notes payable	—	5,000
Financing costs paid	(349)	(1,019)
Interest paid under swaps with other-than-insignificant financing element	(4,306)	(2,904)
Dividends/distributions paid	(19,684)	(19,726)
Repurchase of common shares	(233)	(2,207)
Repurchase of common shares for minimum tax withholding	(606)	(1,052)
Net cash used in financing activities	(127,883)	(42,758)
Net change in cash and cash equivalents	12,642	(3,453)
Cash and cash equivalents, beginning of period	11,924	11,487
Cash and cash equivalents, end of period	$24,566	$8,034

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (UNAUDITED)

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

Impairment Testing

ASC 360-10 requires impairment testing to be completed whenever events or changes in circumstances indicate the asset's carrying value may not be recoverable. Examples of such circumstances for CatchMark include, but are not limited to, a significant decrease in market price of the timber assets, a significant adverse change in the extent or manner in which timber assets are being used, or a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets. CatchMark monitors such events and changes in circumstances, and when indicators of potential impairment are present, evaluates if the carrying amounts of its timber assets exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of its timber assets (the "Recoverable Amount") and if the carrying amount exceeds the timber assets' fair value. The Recoverable Amount and fair value are estimated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable assets, or (iii) the present value of undiscounted cash flows, including estimated salvage value, using data from one harvest cycle. CatchMark has determined that there has been no impairment to its timber assets as of September 30, 2021.

Earnings Per Share Attributable to Common Stockholders

Basic earnings (loss) per common share is calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share equals basic earnings (loss) per common share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. The following table provides the reconciliation of CatchMark's basic weighted-average common shares to diluted weighted-average common shares for the three months and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Weighted-average common shares outstanding - basic	48,441	48,412
Effect of potentially dilutive securities	196	201
Weighted-average common shares outstanding - diluted	48,637	48,613
Anti-dilutive shares excluded from diluted weighted-average common shares	52	37

For the three months and nine months ended September 30, 2021, potentially dilutive securities included unvested shares of service-based restricted stock and contingently issuable performance-based restricted stock and LTIP Units as of September 30, 2021. Vested Common Units have been excluded from the computation of earnings per common share because all income attributable to the Common Units has been recorded as noncontrolling interest and excluded from net income attributable to common stockholders. All potentially dilutive securities outstanding during the three months and nine months ended September 30, 2020 were anti-dilutive as a result of incurring net loss for each of the respective periods.

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

3.     Timber Assets

As of September 30, 2021 and December 31, 2020, timber and timberlands consisted of the following, respectively:

	As of September 30, 2021
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$184,635	$13,473	$171,162
Timberlands	299,099	—	299,099
Mainline roads	1,052	872	180
Timber and timberlands	$484,786	$14,345	$470,441

	As of December 31, 2020
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$278,361	$29,112	$249,249
Timberlands	327,089	—	327,089
Mainline roads	1,176	834	342
Timber and timberlands	$606,626	$29,946	$576,680

Timberland Sales

During the three months ended September 30, 2021 and 2020, CatchMark sold 1,000 and 1,200 acres of timberland for $2.1 million and $2.4 million, respectively. CatchMark's cost basis in the timberland sold was $1.2 million and $1.8 million, respectively.

During the nine months ended September 30, 2021 and 2020, CatchMark sold 7,100 and 5,200 acres of timberland for $13.1 million and $8.9 million, respectively. CatchMark's cost basis in the timberland sold was $8.5 million and $6.3 million, respectively.

Large Dispositions

CatchMark closed two large dispositions during the nine months ended September 30, 2021. On June 23, 2021, CatchMark completed the sale of 5,000 acres of its wholly-owned timberlands in Georgia for $7.5 million. CatchMark's cost basis was $6.6 million. CatchMark recognized a gain of $0.8 million from this large disposition. Of the total net proceeds, $7.3 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility. On August 11, 2021, CatchMark completed the sale of approximately 18,100 acres of its wholly-owned timberlands in Oregon (the "Bandon Disposition") for $100.0 million. CatchMark's cost basis was $76.0 million. CatchMark recognized a gain of $23.4 million from the Bandon Disposition. Of the total net proceeds, $95.4 million was used to pay down CatchMark's outstanding debt balance on the Multi-Draw Term Facility and Term Loan A-3.

The disposition of the Bandon property was not considered a strategic shift that had or will have a major effect on CatchMark's operations or financial results and, therefore, did not meet the requirements for presentation as discontinued operations. Condensed income statement information for the Bandon property is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues	$372	$2,676	$9,028	$6,181
Depletion expense	$233	$1,583	$5,468	$4,084
Other operating expenses (1)	$357	$1,592	$5,875	$4,182
	$(218)	$(499)	$(2,315)	$(2,085)
(1)Excludes general and administrative expense and interest expense, which are not allocated to the property level.

CatchMark closed one large disposition during the nine months ended September 30, 2020. On January 31, 2020, CatchMark completed the sale of 14,400 acres of its wholly-owned timberlands for $21.3 million. CatchMark's cost basis was $19.6 million and CatchMark recognized a gain of $1.3 million on the disposition.

Timberland sales and large dispositions acreage by state is listed below:

	Nine Months Ended September 30,
Acres Sold In	2021	2020
Timberland Sales
Alabama	1,800	2,200
Florida	500	—
Georgia	4,700	1,500
South Carolina	100	1,200
Tennessee	—	300
	7,100	5,200
Large Dispositions
Georgia	5,000	14,400
Oregon	18,100	—
	23,100	14,400

Total	30,200	19,600

Current Timberland Portfolio

As of September 30, 2021, CatchMark directly owned interests in 370,100 acres of timberlands in the U.S. South, 356,300 acres of which were fee-simple interests and 13,800 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of September 30, 2021 (1)	Fee	Lease	Total
Alabama	65,600	1,800	67,400
Georgia	221,100	12,000	233,100
South Carolina	69,600	—	69,600
Total	356,300	13,800	370,100
(1)Represents CatchMark wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

4.    Unconsolidated Joint Ventures

As of September 30, 2021, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below). CatchMark accounts for these investments using the equity method of accounting. On October 14, 2021, CatchMark redeemed its interests in the Triple T Joint Venture (the "Triple T Exit"). See Note 10 — Subsequent Events for further details.

Triple T Joint Venture

During 2018, CatchMark formed TexMark Timber Treasury, L.P., a Delaware limited partnership (the "Triple T Joint Venture"), with a consortium of institutional investors (the "Preferred Investors") to acquire 1.1 million acres of high-quality East Texas industrial timberlands (the “Triple T Timberlands”), for $1.39 billion (the “Acquisition Price”), exclusive of transaction costs. The Triple T Joint Venture completed the acquisition of the Triple T Timberlands in July 2018. CatchMark invested $200.0 million in the Triple T Joint Venture, equal to 21.6% of the total equity contributions at that time, in exchange for a common limited partnership interest. CatchMark, through a separate wholly-owned and consolidated subsidiary, was the sole general partner of the Triple T Joint Venture.

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

CatchMark used the equity method to account for its investment in the Triple T Joint Venture since it did not possess the power to direct the activities that most significantly impact the economic performance of the Triple T Joint Venture, and accordingly, CatchMark did not possess the first characteristic of a primary beneficiary described in GAAP. CatchMark appointed three common board members of the Triple T Joint Venture, including its Chief Executive Officer, Chief Resources Officer and Vice President - Acquisitions, which provided CatchMark with significant influence over the Triple T Joint Venture. Accordingly, pursuant to the applicable accounting literature, it was appropriate for CatchMark to apply the equity method of accounting to its investment in the Triple T Joint Venture.

The Triple T Joint Venture agreement provided for liquidation rights and distribution priorities that were significantly different from CatchMark's stated ownership percentage based on total equity contributions. The Preferred Investors were entitled to a minimum cumulative return on their equity contributions, plus a complete return of their equity contributions before any distributions may be made on CatchMark’s common limited partnership interest. As such, CatchMark used the hypothetical-liquidation-at-book-value method (“HLBV”) to determine its equity in the earnings of the Triple T Joint Venture. The HLBV method is commonly applied to equity investments in real estate, where cash distribution percentages vary at different points in time and are not directly linked to an investor's ownership percentage. For investments accounted for under the HLBV method, applying the percentage ownership interest to

GAAP net income in order to determine earnings or losses would not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors.

CatchMark applied HLBV using a balance sheet approach. A calculation was prepared at each balance sheet date to determine the amount that CatchMark would receive if the Triple T Joint Venture were to liquidate all of its assets (at book value in accordance with GAAP) on that date and distribute the proceeds to the partners based on the contractually-defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, was CatchMark's income or loss from the Triple T Joint Venture for the period.

On September 1, 2021, the Triple T Joint Venture sold 300,000 acres of its East Texas timberlands for $497 million, or approximately $1,656 per acre, to an entity that is a client of Hancock Natural Resource Group, Inc. (the "Hancock Disposition"). The Triple T Joint Venture's cost basis was $407.8 million and it recognized a gain of $78.8 million on the disposition. Despite the gain on the Hancock Disposition, CatchMark recognized no equity share of income from the Triple T Joint Venture for the three months and nine months ended September 30, 2021 due to CatchMark's subordinated common limited partnership interest.

Condensed balance sheet information for the Triple T Joint Venture is as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Triple T Joint Venture
Total assets	$1,494,831	$1,547,344
Total liabilities	$648,728	$763,715
Total equity	$846,103	$783,629
CatchMark
Carrying value of investment	$—	$—

Condensed income statement information for the Triple T Joint Venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Triple T Joint Venture
Total revenues	$40,037	$44,222	$100,629	$114,091
Gain on large disposition	$78,811	$—	$78,811	$—
Net income (loss)	$71,862	$(9,973)	$55,556	$(25,636)
CatchMark
Equity share of income (loss)	$—	$(2,689)	$—	$(5,000)

As of December 31, 2020, CatchMark had recognized cumulative HLBV losses of $205.0 million, reducing the carrying value of its investment to zero.

On October 14, 2021, CatchMark entered into a recapitalization and redemption agreement with the Triple T Joint Venture and the Preferred Investors for the redemption of CatchMark's common equity interest in the Triple T Joint Venture. See Note 10 — Subsequent Events for further details.

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

As of September 30, 2021, the Dawsonville Bluffs Joint Venture had a mitigation bank with a book basis of $2.1 million remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Dawsonville Bluffs Joint Venture
Total assets	$2,666	$3,059
Total liabilities	$11	$39
Total equity	$2,655	$3,020
CatchMark
Carrying value of investment	$1,327	$1,510

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Dawsonville Bluffs Joint Venture
Total revenues	$228	$1,246	$2,126	$1,246
Net income (loss)	$(85)	$790	$1,240	$546
CatchMark
Equity share of net income (loss)	$(43)	$395	$620	$273

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Dawsonville Joint Venture
Net cash provided by operating activities	$1,634	$633
Net cash used in financing activities	$(1,605)	$(800)
Net change in cash and cash equivalents	$29	$(167)
Cash and cash equivalents, beginning of period	$559	$1,441
Cash and cash equivalents, end of period	$588	$1,274

For the nine months ended September 30, 2021 and 2020, CatchMark received cash distributions of $0.8 million and $0.4 million, respectively, from the Dawsonville Bluffs Joint Venture.

Asset Management Fees

CatchMark provides asset management services to the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture. Under these arrangements, CatchMark oversees the day-to-day operations of these joint ventures and their properties, including accounting, reporting and other administrative services, subject to certain major decisions that require partner approval.

On June 24, 2020, in connection with its additional $5.0 million equity investment in the Triple T Joint Venture, CatchMark entered into an amended and restated asset management agreement with the Triple T Joint Venture. Prior to this amendment, for management of the Triple T Joint Venture, CatchMark received a fee equal to 1% of the Acquisition Price multiplied by 78.4%. The amended asset management agreement provided that, effective June 24, 2020, CatchMark earned an asset management fee equal to 1% of (a) the sum of the Acquisition Price and the $145.0 million paid to GP, multiplied by (b) 78.4%, and in the event the Preferred Investors have not received a return of their capital contributions plus their preferred return, then the asset management fee percentage decreased from 1% to 0.75% at October 1, 2021, and to 0.25% at July 1, 2022.

On October 14, 2021, the amended and restated asset management agreement was terminated and replaced by a transition services agreement, effective September 1, 2021, under which CatchMark will provide transition services through March 2022 in exchange for a one-time payment of $5.0 million in cash. CatchMark received the payment on October 14, 2021. See Note 10 — Subsequent Events for further details.

For management of the Dawsonville Bluffs Joint Venture, CatchMark receives a percentage fee based on invested capital, as defined by the joint venture agreement. Additionally, CatchMark receives an incentive-based promote earned for exceeding investment hurdles.

During the three months and nine months ended September 30, 2021 and 2020, CatchMark earned the following fees from these unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Triple T Joint Venture (1)	$2,789	$3,112	$9,013	$8,789
Dawsonville Bluffs Joint Venture (2)	195	6	300	161
	$2,984	$3,118	$9,313	$8,950
(1)Includes $0.1 million of reimbursements of compensation costs for each of the three months ended September 30, 2021 and 2020. Includes $0.3 million and $0.4 million of reimbursements of compensation costs for the nine months ended September 30, 2021 and 2020, respectively.
(2)Includes $0.2 million of incentive-based promote earned for exceeding investment hurdles for the three months ended September 30, 2021. Includes $0.3 million and $0.1 million of incentive-based promote for the nine months ended September 30, 2021 and 2020, respectively.

5.    Notes Payable and Lines of Credit

Credit Agreement Amendment

CatchMark is party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, May 1, 2020, and August 4, 2021 with a syndicate of lenders, including CoBank, which serves as the administrative agent (the "Amended Credit Agreement"). Prior to the amendment dated August 4, 2021 (the “Amendment”), the credit agreement provided for borrowing under credit facilities consisting of the following:

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

The Amendment, among other things: (1) consented to CatchMark’s prepayment of the outstanding balance on its Multi-Draw Term Facility and Term Loan A-3 with the proceeds from the Bandon Disposition, and after the outstanding balance of any Multi-Draw Term Facility and Term Loan A-3 have been repaid in full, permits CatchMark to retain up to $5.0 million of such remaining proceeds for working capital purposes; (2) permits CatchMark, for a period of 18 months from the effective date of the Amendment, to, upon the repayment of the outstanding Term Loan A-3, reborrow Term Loan A-3 using borrowing mechanics substantially similar to those that apply to the Revolving Credit Facility, the proceeds of which shall be used solely to finance acquisitions of additional real property, all as set forth in the Amendment, with the same pricing and maturity date as the existing Term Loan A-3; and (3) extended the maturity date of the Revolving Credit Facility from December 1, 2022 to August 4, 2026.

CatchMark accounted for the Amendment as debt modification in accordance with ASC 470-50. Of the $322,000 financing costs incurred, $289,000 was deferred and, together with the existing deferred financing costs, is amortized over the remaining term of the respective facility. Approximately $33,000 of third-party related financing costs was expensed.

Credit Facilities

During the second and the third quarters of 2021, CatchMark repaid $7.3 million and $95.4 million, respectively, of its outstanding debt balances with net proceeds from large dispositions (see Note 3 — Timber Assets). As of September 30, 2021 and December 31, 2020, CatchMark had the following debt balances outstanding:

(dollar amounts in thousands)			Current Interest Rate (1)	Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate		September 30, 2021	December 31, 2020
Term Loan A-1	12/23/2024	LIBOR + 1.75%	1.83%	$100,000	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	1.98%	100,000	100,000
Term Loan A-3	12/1/2027	LIBOR + 2.00%	—%	—	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	1.78%	140,000	140,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 1.90%	—%	—	34,086
Total principal balance				$340,000	$442,705
Less: net unamortized deferred financing costs				(2,165)	(5,215)
Total				$337,835	$437,490
(1)    Excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As a result of reducing the Multi-Draw Term Facility and the Term Loan A-3 balances to zero, CatchMark reclassified $2.5 million of unamortized deferred financing costs from Notes Payable and Lines of Credit, where it was presented as a direct reduction from debt liabilities, to Deferred Financing Costs asset on the accompanying consolidated balance sheets.

As of September 30, 2021, CatchMark had access to additional borrowing of $253.6 million, consisting of $35.0 million under the Revolving Credit Facility, $150.0 million under the Multi-Draw Term Facility and $68.6 million under Term Loan A-3.

On October 14, 2021, CatchMark further amended the Amended Credit Agreement and on October 15, 2021, CatchMark paid down $40.0 million of its outstanding debt balances with proceeds from the Triple T Exit transaction. See Note 10 — Subsequent Events for further details.

Borrowings under the Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes. The Revolving Credit Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 1.90%, in each case depending on CatchMark's LTV ratio, and will terminate and all amounts outstanding under the facility due and payable on August 4, 2026.

The Multi-Draw Term Facility may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, to fund the repurchase of CatchMark's common stock, and to reimburse payments of drafts under letters of credit. The Multi-Draw Term Facility, which is interest only until its maturity date, bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 1.90%, in each case depending on CatchMark's LTV ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2024.

CatchMark pays the lenders an unused commitment fee on the unused portions of the Revolving Credit Facility and the Multi-Draw Term Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV ratio. For the three months ended September 30, 2021 and 2020, CatchMark recognized $0.2 million and $0.1 million of unused commitment fees as interest expense on its consolidated statements of operations, respectively. For each of the nine months ended September 30, 2021, and 2020, CatchMark recognized $0.4 million of unused commitment fees as interest expense on its consolidated statements of operations, respectively.

CatchMark’s obligations under the Amended Credit Agreement are collateralized by a first priority lien on the timberlands owned by CatchMark’s subsidiaries and substantially all of CatchMark’s subsidiaries’ other assets in which a security interest may lawfully be granted, including, without limitation, accounts, equipment, inventory, intellectual property, bank accounts and investment property. In addition, these obligations are jointly and severally guaranteed by CatchMark and all of its subsidiaries pursuant to the terms of the Amended Credit Agreement. CatchMark has also agreed to guarantee certain losses caused by certain willful acts of CatchMark or its subsidiaries.

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. The eligibility remains the same under the Amended Credit Agreement. Therefore, CatchMark accrues patronage dividends it expects to receive based on actual patronage dividends received as a percentage of its weighted-average eligible debt balance. For the three months ended September 30, 2021 and 2020, CatchMark accrued $0.8 million and $0.9 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations. For each of the nine months ended September 30, 2021 and 2020, CatchMark accrued $2.7 million, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2021, CatchMark received patronage dividends of $4.1 million on its patronage eligible borrowings. Of the total patronage dividends received, $3.1 million was received in cash and $1.0 million was received in equity of the Patronage Banks.

As of September 30, 2021 and December 31, 2020, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage dividends classified as:	September 30, 2021	December 31, 2020
Accounts receivable	$2,727	$3,597
Prepaid expenses and other assets (1)	4,311	3,335
Total	$7,038	$6,932
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

The Amended Credit Agreement permits CatchMark to declare, set aside funds for, or pay dividends, distributions, or other payments to stockholders so long as it is not in default under the Amended Credit Agreement. However, if CatchMark has suffered a bankruptcy event or a change of control, the Amended Credit agreement prohibits CatchMark from declaring, setting aside, or paying any dividend, distribution, or other payment other than as required to maintain its REIT qualification. The Amended Credit Agreement also subjects CatchMark to mandatory prepayment from proceeds generated from dispositions of timberlands or lease terminations, which may have the effect of limiting its ability to make distributions to stockholders under certain circumstances. See Note 10 — Subsequent Events for details of an amendment CatchMark entered into on October 14, 2021.

CatchMark was in compliance with the financial covenants of the Amended Credit Agreement as of September 30, 2021.

Interest Paid and Fair Value of Outstanding Debt

During the three months and nine months ended September 30, 2021 and 2020, CatchMark made the following cash interest payments on its borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cash paid for interest	$2,000	$2,200	$6,600	$9,200

Included in the interest payments for the three months ended September 30, 2021, were unused commitment fees of $0.1 million. No unused commitment fee was paid during the three months ended September 30, 2020. Included in the interest payments for the nine months ended September 30, 2021 and 2020, were unused commitment fees of $0.4 million and $0.3 million, respectively.

As of September 30, 2021 and December 31, 2020, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.55% and 3.25%, respectively. After further consideration of expected patronage dividends, CatchMark's weighted-average interest rate as of September 30, 2021 and December 31, 2020 was 2.70% and 2.45%, respectively.

As of September 30, 2021 and December 31, 2020, the fair value of CatchMark's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps

CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of September 30, 2021, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)					Notional Amount
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
					$275,000

As of September 30, 2021, CatchMark’s interest rate swaps effectively fixed the interest rate on $275.0 million of its $340.0 million variable-rate debt at 3.95%, inclusive of the applicable spread and before consideration of expected patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statements of cash flows.

All of CatchMark's outstanding interest rate swaps during the nine months ended September 30, 2021 and 2020 qualified for hedge accounting treatment.
Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of September 30, 2021 and December 31, 2020:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(17,279)	$(30,029)

During the three months ended September 30, 2021 and 2020, CatchMark recognized a change in fair value of its interest rate swaps of $2.2 million and $3.4 million, as other comprehensive income, respectively. During the nine months ended September 30, 2021 and 2020, CatchMark recognized a change in fair value of its interest rate swaps of $12.8 million as other comprehensive income and $24.2 million as other comprehensive loss, respectively.

During the three months ended September 30, 2021 and 2020, CatchMark reclassified $0.2 million and $0.4 million from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception. During the nine months ended September 30, 2021 and 2020, CatchMark reclassified $0.8 million and $1.3 million from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception. These reclassifications were netted with the market value adjustment to interest rate swaps in the consolidated statements of comprehensive income (loss).

Pursuant to the terms of its interest rate swaps, CatchMark paid $1.5 million and $1.4 million during the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, CatchMark paid $4.3 million and $2.9 million, respectively. All amounts were included in interest expense in the consolidated statements of operations.

As of September 30, 2021, CatchMark estimated that approximately $6.0 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

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

For 2021, WestRock is required to purchase a minimum of 380,800 tons and we are committed to make available for purchase by WestRock a minimum of 443,200 tons of timber under the Mahrt Timber Agreements. For the nine months ended September 30, 2021, WestRock purchased 303,000 tons under the Mahrt Timber Agreements, which represented 12% of CatchMark's net timber sales revenue.

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

Pursuant to the terms of the timberland operating agreement between CatchMark and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark pays AFM (i) a management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations, which is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2022 for the U.S. South region and is automatically extended for one-year periods unless written notice is provided by CatchMark or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice. The AFM Timberland Operating Agreement for the Pacific Northwest region terminated as of the close of the Bandon Disposition, except for limited administrative services which will terminate as of December 31, 2021.

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease right-of-use (“ROU”) asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU asset and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $110,000 and $108,400 of operating lease expense for the three months ended September 30, 2021 and 2020, respectively. For each of the nine months ended September 30, 2021 and 2020, CatchMark recorded $328,000 and $325,000 of operating lease expense, respectively. For the three months ended September 30, 2021 and 2020, CatchMark paid $105,000 and $100,000, respectively, in cash for its office lease. For the nine months ended September 30, 2021 and 2020, CatchMark paid $312,000 and $297,000, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows.

CatchMark had the following future annual payments for its operating lease as of September 30, 2021 and December 31, 2020:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Required payments
2021	$103	412
2022	424	424
2023	435	435
2024	447	447
2025	459	459
Thereafter	1,414	1,414
	$3,282	$3,591
Less: imputed interest	(503)
Operating lease liability	$2,779

Remaining lease term (years)	7.2
Discount rate	4.58%

CatchMark holds leasehold interests in 13,800 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of September 30, 2021, CatchMark had the following future lease payments under the LTC Lease:

(in thousands)	Required Payments
2021	$11
2022	261
$272

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

Service-based Restricted Stock Grants to Employees

During the three months ended September 30, 2021, CatchMark did not issue any shares of service-based restricted stock to its employees. During the nine months ended September 30, 2021, CatchMark granted 148,817 shares of service-based restricted stock to its employees, vesting in equal installments over a four-year period. The fair value of $1.6 million was determined based on the closing price of CatchMark's common stock on the grant date and is amortized evenly over the vesting period.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	374,822	$10.51
Granted	148,817	$10.77
Vested	(124,745)	$10.54
Forfeited	(875)	$10.74
Unvested at September 30, 2021	398,019	$10.60

Performance-based Awards

During the three months ended September 30, 2021, CatchMark did not make any performance-based grants. On March 11, 2021, CatchMark granted 202,930 performance-based LTIP Units to its executive officers and 44,180 shares of performance-based restricted stock to its eligible officers (the "2021 Performance-based Grant"). The issuance represents the maximum number of LTIP Units or shares of restricted stock that could be earned based on the relative performance of CatchMark's TSR against pre-established benchmarks over a three-year performance period from January 1, 2021 to December 31, 2023. The total compensation cost of the 2021 Performance-based Grant was $1.5 million and will be amortized over a weighted-vesting period of 3.5 years.

A rollforward of CatchMark's unvested, performance-based LTIP Units grants for the nine months ended September 30, 2021 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	349,703	$6.03
Granted	202,930	$6.26
Vested	(7,705)	$1.31
Forfeited	(39,020)	$1.82
Unvested at September 30, 2021	505,908	$6.52

A rollforward of CatchMark's unvested, performance-based restricted stock grants for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	31,526	$4.90
Granted	44,180	$6.26
Vested	—	$—
Forfeited	(7,937)	$1.84
Unvested at September 30, 2021	67,769	$6.14

Equity Grants to Independent Directors

A rollforward of CatchMark's unvested restricted stock and LTIP Unit grants to the directors for the nine months ended September 30, 2021 is as follows:

	Restricted Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	20,744	$8.17	25,302	$8.30
Granted	5,838	$11.99	23,353	$11.99
Vested	(20,744)	$8.17	(25,302)	$8.30
Forfeited	—	$—	—	$—
Unvested as of September 30, 2021	5,838	$11.99	23,353	$11.99

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months and nine months ended September 30, 2021 and 2020 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
General and administrative expenses (1)	$624	$520	$1,760	$2,900
Forestry management expenses	142	110	392	307
Total (2)	$766	$630	$2,152	$3,207
(1)The nine months ended September 30, 2020 includes $1.2 million of accelerated stock-based compensation expense related to the retirement of CatchMark's former CEO in January 2020.
(2)The three months and nine months ended September 30, 2021 includes $0.3 million and $0.9 million of stock-based compensation recognized as noncontrolling interest, respectively.

As of September 30, 2021, approximately $5.6 million of compensation expense related to unvested restricted stock and LTIP Units remained to be recognized over a weighted-average period of 2.4 years.

9.     Segment Information

As of September 30, 2021, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Harvest	$16,967	$19,065	$59,275	$55,510
Real Estate	2,122	2,430	13,111	8,882
Investment Management	2,984	3,118	9,313	8,950
Total	$22,073	$24,613	$81,699	$73,342

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Harvest	$7,077	$8,502	$25,371	$24,497
Real Estate	1,974	2,272	12,451	8,342
Investment Management	2,951	3,653	10,046	9,363
Corporate	(2,138)	(2,028)	(7,490)	(7,479)
Total	$9,864	$12,399	$40,378	$34,723

A reconciliation of Adjusted EBITDA to GAAP net income (loss) is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDA	$9,864	$12,399	$40,378	$34,723
Subtract:
Depletion	4,560	7,286	18,942	20,934
Interest expense (1)	2,679	2,865	7,773	9,121
Amortization (1)	577	747	1,846	2,621
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	10	140	113	140
Basis of timberland sold, lease terminations and other (3)	1,165	1,991	8,832	6,988
Stock-based compensation expense	766	630	2,152	3,207
Gain on large dispositions (4)	(23,377)	—	(24,136)	(1,274)
HLBV loss from unconsolidated joint venture (5)	—	2,689	—	5,000
Post-employment benefits (6)	11	10	34	2,307
Other (7)	165	190	312	260
Net income (loss)	$23,308	$(4,149)	$24,510	$(14,581)
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

10.     Subsequent Events

Triple T Exit

On October 14, 2021, CatchMark entered into a recapitalization and redemption agreement with the Triple T Joint Venture and the preferred limited partners of Triple T Joint Venture for the redemption of CatchMark’s common equity interests in the Triple T Joint Venture in exchange for $35.0 million in cash (the “Triple T Exit”). The amended and restated asset management agreement between CatchMark and the Triple T Joint Venture was terminated and replaced by a transition services agreement, effective September 1, 2021 through March 2022, under which CatchMark will provide transition services in exchange for a service fee of $5.0 million, which will be recognized as asset management fee revenue on a straight-line basis over the term of the transition services agreement.

Credit Agreement Amendment and Debt Repayments

On October 14, 2021, CatchMark further amended the Amended Credit Agreement to, among other things, provide for consent to the Triple T Exit and permit CatchMark to retain the net proceeds from higher-and-better use timberland sales until it exceeds 3% of the aggregate value of the timberlands before any repayment of the outstanding debt is required.

On October 15, 2021, CatchMark used the proceeds from the Triple T Exit of $35.0 million and the $5.0 million transition services fee to pay down $40.0 million of its outstanding debt balances as follows:

(dollar amounts in thousands)		Repayments	Outstanding Balance as of October 15, 2021
Credit Facility	Maturity Date
Term Loan A-1	12/23/2024	$15,294	$84,706
Term Loan A-2	12/1/2026	10,294	89,706
Term Loan A-4	8/22/2025	14,412	125,588
Total		$40,000	$300,000

Dividend Declaration

On October 15, 2021, CatchMark declared a cash dividend of $0.075 per share for its common stockholders of record on November 30, 2021, payable on December 15, 2021.

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

Overview

We acquire and own prime timberlands located in high-demand U.S. mill markets. We manage our operations to generate highly predictable and stable cash flow from sustainable harvests, opportunistic land sales and asset management fees that covers our dividend throughout the business cycle. We actively manage our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship.

During the third quarter of 2021, we realized significant net timber sales price increases in our U.S. South region, 8% for pulpwood and 11% for sawtimber as compared to the prior year quarter. As a result, we generated a 1% increase in U.S. South timber sales revenue despite an 11% decrease in harvest volumes due to persistent wet weather conditions and recent capital recycling dispositions. Our stumpage prices in the U.S. South region maintained significant premiums over South-wide averages, a result of our micro-market advantages, and our timberlands continue to maintain consistent productivity on a per-acre basis.

We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other rural purposes than for growing timber. In the third quarter of 2021, we sold 1,000 acres of timberland for $2.1 million, or $2,029 per acre under our retail land sales program. Acres sold in the current quarter had lower average merchantable timber stocking than our portfolio average. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to inventory stocking below portfolio average, higher mix of hardwood inventory, sub-optimal productivity characteristics, geographical procurement and operating areas, and/or timber reservation opportunities.

We also continued to evaluate our portfolio for potential large dispositions under our capital recycling program whereby we sell blocks of timberland properties to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt or repurchasing shares of our common stock. During the third quarter of 2021, we completed a large disposition of approximately 18,100 acres of prime Oregon timberlands, the Bandon Disposition, for $100.0 million, or $5,536 per acre, under our capital recycling program. The Bandon property was purchased in August 2018 for $88.8 million, or $4,916 per acre. We recognized a gain of $23.4 million on the Bandon Disposition and used net proceeds of $95.4 million to pay down outstanding debt. With the Bandon Disposition, we have concluded our capital recycling program involving large dispositions for now.

We generated significant asset management fee revenue through our investment management business. We recognized asset management fee revenue of $3.0 million during the quarter, including incentive-based promotes from the Dawsonville Bluffs Joint Venture, which had a mitigation bank with a book basis of $2.1 million as of September 30, 2021. In connection with the Triple T Exit, we entered into a transition services agreement pursuant to which we will continue to provide certain asset management services to the Triple T Joint Venture through the first quarter of 2022 in exchange for a $5 million service fee that was received on October 14, 2021.

We continue to execute our three-pillar strategy of owning and investing in prime timberlands located in leading mill markets, and optimizing harvest operations through delivered wood sales and opportunistic stumpage sales. Following the Bandon Disposition, we have further focused our ownership and operations on the nation’s premier wood basket, the U.S. South, where we seek to expand our presence in superior mill markets where we already have strong local relationships, to strengthen our industry-leading Harvest EBITDA per acre while maintaining stable merchantable inventory per acre. Our strategic investment opportunities include direct acquisition of high-quality industrial timberland properties with a target average transaction size ranging from $5 million to $50 million and the development of new value creation opportunities such as carbon sequestration, wetlands mitigation banking, solar projects and other important environmental initiatives.

We continue to have ample liquidity for growth initiatives and other capital allocation priorities. Our active debt and interest rate management strategy provides us attractive borrowing costs and staggered maturities. On August 4, 2021, we amended our credit agreement to, among other things, (i) establish a $68.6 million revolver feature on Term Loan A-3 and (ii) extend the maturity date of the existing Revolving Credit Facility from December 1, 2022 to August 4, 2026. This amendment allows us to deleverage by using proceeds from the Bandon Disposition to pay down our debt while improving available debt capacity for future growth, to extend our weighted-average life of debt, and to continue to improve our overall liquidity. On October 14, 2021, we further amended our credit agreement under which we are allowed to retain need proceeds from higher-and-better use timberland sales until it exceeds 3% of the aggregate value of our timberlands before any repayment of the outstanding debt is required. In addition to the $95.4 million debt repayment with net proceeds from the Bandon Disposition, on October 15, 2021, we paid down an additional $40.0 million outstanding debt balance with proceeds received from the Triple T Exit and the transition services fees.

During the third quarter of 2021, we paid $6.5 million of distributions to our stockholders, which were fully covered by net cash provided by operating activities. We did not repurchase any shares of our common stock under our SRP during the quarter.

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

It is possible the COVID-19 pandemic, particularly considering variant strains of the virus, could further impact our operations and the operations of our customers and contractors as a result of quarantines, facility closures, illnesses, and travel and logistic restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalizations, the resulting impact on our customers, contractors and vendors, remedial actions and stimulus measures adopted by federal, state and local governments, and the extent to which normal economic and operating conditions are impacted. Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the future impact of the COVID-19 pandemic on our business. We believe we are well positioned to weather additional economic turmoil as a result of our deleveraging initiatives and other balance sheet strengthening undertaken over the last three years.

Timberland Portfolio

As of September 30, 2021, we wholly owned interests in 370,100 acres of high-quality industrial timberland in the U.S. South, consisting of 356,300 acres of fee timberlands and 13,800 acres of leased timberlands. Our wholly-owned timberlands are located within attractive fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our timberlands consisted of 72% pine plantations by acreage and 55% sawtimber by volume. Our leased timberlands include 13,800 acres under one long-term lease expiring in 2022, which we refer to as the LTC Lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of September 30, 2021 (1)	Fee	Lease	Total
Alabama	65,600	1,800	67,400
Georgia	221,100	12,000	233,100
South Carolina	69,600	—	69,600
Total	356,300	13,800	370,100
(1) Represents wholly-owned acreage only; excludes ownership interest in acreage held by joint ventures.

As of September 30, 2021, our wholly-owned timber inventory consisted of an estimated 14.2 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory (1)	Fee	Lease	Total
Pulpwood	6.1	0.2	6.3
Sawtimber (2)	7.6	0.3	7.9
Total	13.7	0.5	14.2
(1)Merchantable timber inventory does not include current year growth.
(2) Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we had the following investments in joint ventures as of September 30, 2021 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details):

	As of September 30, 2021
	Dawsonville Bluffs Joint Venture	Triple T Joint Venture
Ownership percentage	50.0%	22.0%	(1)
Acreage owned by the joint venture	—	773,600
Merchantable timber inventory (million tons)	—	30.1	(2)
Location	Georgia	Texas
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

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2021, WestRock is required to purchase a minimum of 380,800 tons of timber under the Mahrt Timber Agreements. For the nine months ended September 30, 2021, WestRock purchased 303,000 tons under the Mahrt Timber Agreements, which represented 12% of our net timber sales revenue. WestRock has historically purchased tonnage that exceeded the minimum requirement under the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We are party to a pulpwood supply agreement with IP (the "Carolinas Supply Agreement"). For full year 2021, IP is required to purchase a minimum of 88,600 tons of pulpwood under the Carolinas Supply Agreement. During the nine months ended September 30, 2021, we sold 68,700 tons under the Carolinas Supply Agreement, which represented 3% of our net timber sales revenue.

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

Shelf Registration Statement and Equity Offerings

On February 28, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC, which was declared effective on May 7, 2020. Our shelf registration statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, we entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of our common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under our shelf registration statement. As of September 30, 2021, we have not sold any shares of common stock under the distribution agreement.

Credit Facilities

The table below presents the details of each credit facility under the Amended Credit Agreement as of September 30, 2021:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate (1)	Unused Commitment Fee (1)	Total Capacity	Outstanding Balance	Remaining Capacity
Revolving Credit Facility	8/4/2026	LIBOR + 1.90%	0.30%	$35,000	$—	$35,000
Multi-Draw Term Facility	12/1/2024	LIBOR + 1.90%	0.30%	150,000	—	150,000
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	100,000	100,000	—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	100,000	100,000	—
Term Loan A-3 (2)	12/1/2027	LIBOR + 2.00%	N/A	68,619	—	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	140,000	140,000	—
Total				$593,619	$340,000	$253,619
(1)The applicable LIBOR margin on the Revolving Credit Facility and the Multi-Draw Term Facility ranges from a base rate plus between 0.50% to 1.20% or a LIBOR rate plus 1.50% to 2.20%, depending on the LTV ratio. The unused commitment fee rates also depend on the LTV ratio.
(2)Term Loan A-3 has an 18-month revolver feature from August 4, 2021, the effective date of the Amendment, through February 4, 2023.

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

On October 15, 2021, we paid down an additional $40.0 million of our debt balance with proceeds received from the Triple T Exit, bringing our total debt balance outstanding to $300.0 million.

Patronage Dividends

We are eligible to receive annual patronage dividends from our lenders, the Patronage Banks, under the Amended Credit Agreement. The annual patronage dividend depends on the weighted-average patronage-eligible debt balance with each participating lender during the respective fiscal year, as calculated by CoBank, as well as the financial performance of the Patronage Banks.

In March 2021, we received patronage dividends of $4.1 million, including $3.9 million of standard patronage dividends and a $0.2 million special patronage dividend. 75% of the standard patronage dividends was received in cash and the remaining 25% was received in equity of the Patronage Banks. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' board of directors. The special patronage dividend was received in cash. For the nine months ended September 30, 2021, we accrued $2.7 million of patronage dividends receivable for 2021, approximately 75% of which is expected to be received in cash in March 2022.

Debt Covenants

As of September 30, 2021, the Amended Credit Agreement contains, among others, the following financial covenants which:
•limit the LTV ratio to 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of September 30, 2021.

Interest Rate Swaps

As of September 30, 2021, we had two outstanding interest rate swaps, which effectively fixed the interest rate on $275.0 million of our $340.0 million variable-rate debt at 3.95%, inclusive of the applicable spread but before considering patronage dividends. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the three months ended September 30, 2021, we did not repurchase any share of our common stock under the SRP. As of September 30, 2021, we had 48.9 million shares of common stock outstanding and may repurchase up to an additional $13.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. Management believes that opportunistic repurchases of our common stock are a prudent use of capital resources.

Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2021 was $36.9 million, $9.2 million higher than the nine months ended September 30, 2020. Cash provided by operating activities consisted primarily of receipts from customers for timber sales, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The increase in net cash provided by operating activities was primarily due to a $4.1 million increase in net proceeds from timberland sales, a $1.4 million increase in net timber sales, a $2.8 million decrease in cash paid for interest, and a $2.3 million decrease in general and administrative expenses, offset by a $0.8 million change in working capital due to timing of receipts and payments and a $0.6 million increase in other operating expenses.
Net cash provided by investing activities for the nine months ended September 30, 2021 was $103.6 million, $92.0 million higher than the nine months ended September 30, 2020. Net cash provided by investing activities in the current year were generated primarily from large dispositions, including the Bandon Disposition that closed in the third quarter 2021. We received $85.9 million more in gross proceeds from large dispositions, $0.7 million more in cash distributions from the Dawsonville Bluffs Joint Venture, and incurred $0.4 million less in capital expenditures during the nine months ended September 30, 2021.
Net cash used in financing activities for the nine months ended September 30, 2021 was $127.9 million as compared to $42.8 million for the nine months ended September 30, 2020. We paid down $102.7 million of our outstanding debt balance on the Term Loan A-3 and the Multi-Draw Term Facility with net proceeds received from large dispositions. We paid cash distributions of $19.7 million to our stockholders in the current year period, funded from net cash provided by operating activities. We paid $4.3 million in interest expense pursuant to the terms of our interest rate swaps, used $0.8 million to repurchase shares of our common stock for tax withholding purposes, and paid $0.3 million in deferred financing costs in connection with our credit agreement amendment in August 2021. During the same period of 2020, we paid down $20.9 million of our outstanding debt balance on the Multi-Draw Term Facility, we repurchased $3.4 million of shares of our common stock, paid $2.9 million in interest expense pursuant to the terms of our interest rate swaps, and paid $1.0 million of deferred financing costs, of which $0.9 million was paid in connection with the amendment to our credit agreement in May 2020.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of September 30, 2021, we had a cash balance of $24.6 million and had access to $253.6 million of additional borrowing capacity under the Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

Over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber sales, timberland sales, revenues generated from environmental initiatives, and from other capital raising activities, including proceeds from secured or unsecured financings from banks and other lenders; and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions. Access to borrowing capacity under our Amended Credit Agreement depends on continued compliance with debt covenants, which can be impacted by any reduction in the value of our timberlands and reductions in cash flows from operations.

Distributions

Our board of directors has authorized cash distributions quarterly. The amount of future distributions that we may pay will be determined by our board of directors as described in Overview section above. During the nine months ended September 30, 2021, we declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 11, 2021	February 26, 2021	March 15, 2021	$0.135
May 6, 2021	May 28, 2021	June 15, 2021	$0.135
August 5, 2021	August 31, 2021	September 15, 2021	$0.135

For the nine months ended September 30, 2021, we paid total distributions of $19.7 million. The distributions were funded from net cash provided by operating activities.

On October 15, 2021, we declared a cash dividend of $0.075 per share for our common stockholders of record on November 30, 2021, payable on December 15, 2021.

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

Selected operational results for the three months and nine months ended September 30, 2021 and 2020 are shown in the following tables (dollar amounts in thousands, except for per-acre/per-ton amounts):

	Three Months Ended September 30,		Change
	2021	2020	%
Consolidated
Timber sales revenue	$15,850	$18,060	(12)%
Timberland sales revenue	$2,122	$2,430	(13)%
Asset management fees revenue	$2,984	$3,118	(4)%

Timber sales volume (tons)
Pulpwood	286,010	349,405	(18)%
Sawtimber (1)	208,182	231,123	(10)%
	494,192	580,528	(15)%

U.S. South
Timber sales revenue	$15,478	$15,385	1%

Timber sales volume (tons)
Pulpwood	285,520	346,043	(17)%
Sawtimber (1)	204,573	206,495	(1)%
	490,093	552,538	(11)%

Harvest Mix
Pulpwood	58%	63%
Sawtimber (1)	42%	37%
Delivered % as of total volume	70%	63%
Stumpage % as of total volume	30%	37%

Net timber sales price (per ton) (2)
Pulpwood	$14	$13	8%
Sawtimber (1)	$25	$22	11%

Timberland sales
Gross sales	$2,122	$2,430	(13)%
Acres sold	1,000	1,200	(17)%
% of fee acres	0.3%	0.3%
Price per acre (3)	$2,029	$2,047	(1)%

Pacific Northwest

Timber sales revenue	$372	$2,675	(86)%

Timber sales volume (tons)
Pulpwood	490	3,362	(85)%
Sawtimber	3,609	24,628	(85)%
	4,099	27,990	(85)%

Harvest Mix
Pulpwood	12%	12%
Sawtimber	88%	88%
Delivered % as of total volume	100%	100%
Stumpage % as of total volume	—%	—%

Delivered timber sales price (per ton) (2)(5)
Pulpwood	$33	$28	17%
Sawtimber	$99	$105	(6)%

Large Dispositions (4)
Gross sales	$100,000	$—
Acres sold	18,100	—
Price per acre	$5,536	$—
Gain on large dispositions	$23,377	$—
(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 5,000 tons and 8,000 tons of merchantable inventory, respectively, with a sawtimber mix of 47% and pulpwood mix of 100%, respectively, for the three months ended September 30, 2021 and 2020.
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
(5)Shown on a delivered basis which includes contract logging and hauling costs.

	Nine Months Ended September 30,		Change
	2021	2020	%
Consolidated
Timber sales revenue	$56,110	$52,399	7%
Timberland sales revenue	$13,111	$8,882	48%
Asset management fees revenue	$9,313	$8,950	4%

Timber sales volume (tons)
Pulpwood	859,140	1,028,075	(16)%
Sawtimber (1)	687,821	715,255	(4)%
	1,546,961	1,743,330	(11)%

U.S. South

Timber sales revenue	$47,085	$46,222	2%

Timber sales volume (tons)
Pulpwood	853,702	1,017,617	(16)%
Sawtimber (1)	603,031	651,509	(7)%
	1,456,733	1,669,126	(13)%

Harvest Mix
Pulpwood	59%	61%
Sawtimber (1)	41%	39%
Delivered % as of total volume	74%	62%
Stumpage % as of total volume	26%	38%

Net timber sales price (per ton) (2)
Pulpwood	$14	$13	8%
Sawtimber (1)	$25	$23	11%

Timberland sales
Gross sales	$13,111	$8,882	48%
Acres sold	7,100	5,200	37%
% of fee acres	1.9%	1.3%
Price per acre (3)	$1,828	$1,710	7%

Large Dispositions (4)
Gross sales	$7,536	$21,250	(65)%
Acres sold	5,000	14,400	(65)%
Price per acre (6)	$1,522	$1,474	3%
Gain on large dispositions	$759	$1,274	(40)%

Pacific Northwest
Timber sales revenue	$9,025	$6,177	46%

Timber sales volume (tons)
Pulpwood	5,438	10,458	(48)%
Sawtimber	84,790	63,746	33%
	90,228	74,204	22%

Harvest Mix
Pulpwood	6%	14%
Sawtimber	94%	86%
Delivered % as of total volume	100%	95%
Stumpage % as of total volume	—%	5%

Delivered timber sales price (per ton) (2)(5)
Pulpwood	$31	$30	3%
Sawtimber	$104	$94	11%

Large Dispositions (4)
Gross sales	$100,000	$—
Acres sold	18,100	—
Price per acre	$5,536	$—
Gain on large dispositions	$23,377	$—
(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 63,900 tons and 123,000 tons of merchantable inventory, respectively, with a sawtimber mix of 37% and 48%, respectively, for the three months ended September 30, 2021 and 2020.
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
(6)Excludes value of timber reservations, which retained 56,300 tons of merchantable inventory, with a sawtimber mix of 55% for the nine months ended September 30, 2020.

Our current quarter results reflected the impact from the Bandon Disposition closed in August 2021, where we recognized a gain of $23.4 million from the sale of approximately 18,100 acres of prime Oregon timberlands. As a result of this disposition, timber sales revenue, contract logging and hauling costs, and depletion derived from the Pacific Northwest for the current year quarter were all significantly lower than the prior year quarter.

Our timber sales revenue in the U.S. South increased 1% as compared to the prior year quarter as a result of strong pricing in both pulpwood and sawtimber, despite an 11% reduction in harvest volume due to persistent wet weather conditions during the quarter. Our harvest volumes from the U.S. South, after taking into consideration the recent timberland sales and capital recycling dispositions, continues to reflect consistent productivity on a per-acre basis. Our realized stumpage prices for pulpwood and sawtimber were 8% and 11% higher, respectively, compared to the prior year quarter, and held a significant premium over TimberMart-South South-wide averages as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio. Overall, we remain on track to meet our full year harvest plan for 2021 despite the Bandon Disposition.

Comparison of the three months ended September 30, 2021 versus the three months ended September 30, 2020

Revenues. Revenues for the three months ended September 30, 2021 were $22.1 million, $2.5 million lower than the three months ended September 30, 2020 as a result of a $2.2 million decrease in timber sales and a $0.3 million decrease in timberland sales revenue. Timber sales revenue from the Pacific Northwest decreased $2.3 million due to the Bandon Disposition while staying consistent in the U.S. South. Timberland sales revenue decreased due to selling fewer acres. Acres sold in the current period had an average merchantable timber stocking of 32 tons per acre which was lower than our portfolio average of 41 tons per acre.

Details of timber sales revenue by product for the three months ended September 30, 2021 and 2020 are shown in the following table:

	Three Months Ended September 30, 2020	Changes attributable to:		Three Months Ended September 30, 2021
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$8,499	$457	$(1,131)	$7,825
Sawtimber (2)	9,561	538	(2,074)	8,025
	$18,060	$995	$(3,205)	$15,850
(1)Timber sales are presented on a gross basis.

(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $6.7 million for the three months ended September 30, 2021, $1.0 million lower than prior year period, primarily due to a $1.2 million decrease in the Pacific Northwest, partially offset by a $0.2 million increase in the U.S. South. Our blended logging rates in the U.S. South increased 6% compared to the prior year quarter primarily as a result of higher fuel and labor costs as well as more swamp logging activities in the current year quarter. However, these increased costs were largely offset by higher negotiated delivered wood sales prices, which allowed us to maintain stumpage values.

Depletion expense was $4.6 million for the three months ended September 30, 2021, $2.7 million lower than the three months ended September 30, 2020 due to a $1.4 million decrease in the U.S. South as a result of lower harvest volume due to persistent wet weather and a $1.3 million decrease in the Pacific Northwest as a result of the Bandon Disposition in August 2021.

Cost of timberland sales decreased to $1.3 million for the three months ended September 30, 2021 from $1.9 million for the three months ended September 30, 2020 primarily due to selling fewer acres and lower per-acre cost basis as the acres sold in the current quarter were held for a longer period.
General and administrative expenses were $3.0 million for the three months ended September 30, 2021, $0.2 million higher than prior year period primarily due to higher noncash stock-based compensation expense.

Interest expense. Interest expense decreased $0.3 million to $3.2 million for the three months ended September 30, 2021 primarily due to a lower weighted-average outstanding debt balance, and a $0.1 million decrease in amortization of the off-market swap value in the current year period.

Gain on large dispositions. During the three months ended September 30, 2021, we recognized a gain of $23.4 million from the disposition of 18,100 acres of our wholly-owned timberlands. We did not complete any large dispositions in same period of the prior year.

Income (loss) from unconsolidated joint ventures. We did not recognize additional losses from the Triple T Joint Venture in the third quarter of 2021. For the three months ended September 30, 2020, we recognized a $2.7 million HLBV loss from the Triple T Joint Venture and $0.4 million of income from the Dawsonville Bluffs Joint Venture.

Net income (loss). For the three months ended September 30, 2021, we recognized $23.3 million of net income, as compared to a $4.1 million net loss for the three months ended September 30, 2020 primarily due to a $23.4 million increase in gain on large dispositions, a $4.0 million decrease in total expenses, a $2.3 million decrease in loss recognized from the unconsolidated joint ventures, and a $0.3 million decrease in interest expense, offset by a $2.5 million decrease in total revenue. Our net income per share for the three months ended September 30, 2021 was $0.48 as compared to a net loss per share for the three months ended September 30, 2020 of $0.09.

Comparison of the nine months ended September 30, 2021 versus the nine months ended September 30, 2020

Revenues. Revenues for the nine months ended September 30, 2021 were $81.7 million, $8.4 million higher than the nine months ended September 30, 2020 as a result of a $3.7 million increase in timber sales, a $4.2 million increase in timberland sales revenue, and a $0.4 million increase in asset management fees. Timber sales revenue increased primarily due to improved pricing across the board and higher harvest volume in the Pacific Northwest prior to its disposition in August 2021. Timberland sales revenue increased by 48% due to selling 37% more acres at a higher average per-acre price as as a result of favorable market conditions in 2021. Acres sold in the current period had lower average merchantable timber stocking than our portfolio average. Acres sold in the current period had an average merchantable timber stocking of 20 tons per acre which was lower than our portfolio average of 41 tons per acre.

Details of timber sales revenue by product for the nine months ended September 30, 2021 and 2020 are shown in the following table:

	Nine Months Ended September 30, 2020	Changes attributable to:		Nine Months Ended September 30, 2021
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$24,354	$1,615	$(1,654)	$24,315
Sawtimber (2)	28,045	2,440	1,310	31,795
	$52,399	$4,055	$(344)	$56,110
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $24.2 million for the nine months ended September 30, 2021, $2.3 million higher than prior year primarily due to delivered volume increases of 3% in the U.S South and 28% in the Pacific Northwest prior to its disposition in August 2021, as we capitalized on favorable market conditions. Our blended logging rates increased 3% and 5% in the U.S. South and the Pacific Northwest, respectively, compared to the prior year period primarily as a result of higher fuel and labor costs. However, these increased costs were largely offset by higher negotiated delivered wood sales prices, which allowed us to maintain stumpage values.

Depletion expense decreased 10% to $18.9 million for the nine months ended September 30, 2021 from $20.9 million for the nine months ended September 30, 2020 primarily due to a decrease in the U.S. South driven by a 13% decrease in harvest volume, partially offset by a 22% harvest volume increase in the Pacific Northwest prior to its disposition.

Cost of timberland sales increased to $9.1 million for the nine months ended September 30, 2021 from $6.8 million for the nine months ended September 30, 2020 primarily due to selling more acres in the current year period.
General and administrative expenses decreased by $3.4 million to $9.6 million for the nine months ended September 30, 2021 primarily due to recognizing non-recurring post-employment benefits of $3.5 million in the prior year period related to the retirement of our former CEO in January 2020.

Other operating expenses increased by $0.3 million to $5.0 million for the nine months ended September 30, 2021 primarily due to a $0.5 million increase in road use and maintenance expenditures to support harvest production in the Pacific Northwest in the current year period prior to its disposition, and a $0.3 million increase in timber reservation write-off on the LTC Lease, offset by a $0.6 million decrease in basis removed on terminated leases during the current year period.

Interest expense. Interest expense decreased $2.1 million to $9.5 million for the nine months ended September 30, 2021 primarily due to a $1.4 million decrease in interest paid after consideration of patronage dividends and a $0.4 million decrease in amortization of the off-market swap value in the current year period. We paid less interest as a result of a lower weighted-average debt outstanding balance compared to the prior year period. In addition, we wrote off $0.4 million of deferred financing costs related to the credit agreement amendment for the nine months ended September 30, 2020.

Gain on large dispositions. During the nine months ended September 30, 2021, we recognized a gain of $24.1 million on the disposition of 23,100 acres of our wholly-owned timberlands, as compared to recognizing a gain of $1.3 million on the disposition of 14,400 acres of our wholly-owned timberlands in the prior year period.

Income (loss) from unconsolidated joint ventures. We recognized $0.6 million of income from the Dawsonville Bluffs Joint Venture for the nine months ended September 30, 2021 as compared to a $0.3 million for the prior year period. For the nine months ended September 30, 2020, we recognized a $5.0 million of loss from the Triple T Joint Venture under the HLBV method of accounting. We did not recognize income (loss) from the Triple T Joint Venture in 2021.

Net income (loss). For the nine months ended September 30, 2021, we recognized $24.5 million of net income, as compared to a $14.6 million net loss for the nine months ended September 30, 2020 primarily due to a $22.9 million increase in gain on large dispositions, an $8.4 million increase in total revenue, a $5.3 million decrease in loss recognized from the unconsolidated joint venture, a $2.1 million decrease in interest expense, and a $0.5 million decrease in total expenses. Our net income per share for the nine months ended September 30, 2021 was $0.51 as compared to a net loss per share for the nine months ended September 30, 2020 of $0.30.

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

For the three months ended September 30, 2021, Adjusted EBITDA was $9.9 million, a $2.5 million decrease from the three months ended September 30, 2020 primarily due to a $1.2 million decrease in net timber sales revenue, a $0.6 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, a $0.3 million decrease in net timberland sales, and a $0.3 million increase in other operating expenses.

For the nine months ended September 30, 2021, Adjusted EBITDA was $40.4 million, a $5.7 million increase from the nine months ended September 30, 2020 primarily due to a $4.1 million increase in net timberland sales, a $1.4 million increase in net timber sales revenue, a $0.4 million increase in asset management fee revenues, and a $0.3 million increase in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture, offset by a $0.6 million increase in other operating expenses.

Our reconciliation of net income (loss) to Adjusted EBITDA for the three months and nine months ended September 30, 2021 and 2020 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$23,308	$(4,149)	$24,510	$(14,581)
Add:
Depletion	4,560	7,286	18,942	20,934
Interest expense (1)	2,679	2,865	7,773	9,121
Amortization (1)	577	747	1,846	2,621
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (2)	10	140	113	140
Basis of timberland sold, lease terminations and other (3)	1,165	1,991	8,832	6,988
Stock-based compensation expense	766	630	2,152	3,207
Gain on large dispositions (4)	(23,377)	—	(24,136)	(1,274)
HLBV loss from unconsolidated joint venture (5)	—	2,689	—	5,000
Post-employment benefits (6)	11	10	34	2,307
Other (7)	165	190	312	260
Adjusted EBITDA	$9,864	$12,399	$40,378	$34,723
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

Segment EBITDA

For the three months ended September 30, 2021, Harvest EBITDA was $7.1 million, a $1.4 million decrease from the prior year period, primarily due to a $1.2 million decrease in net timber sales revenue. Real Estate EBITDA decreased by $0.3 million to $2.0 million as a result of selling fewer acres in 2021 at a comparable per-acre sales price. Investment Management EBITDA decreased by $0.7 million to $3.0 million for the three months ended September 30, 2021 primarily due to a $0.6 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture.

For the nine months ended September 30, 2021, Harvest EBITDA was $25.4 million, a $0.9 million increase from the prior year period, primarily due to a $1.4 million increase in net timber sales revenue, offset by a $0.3 million increase in other operating expenses. Real Estate EBITDA increased by $4.1 million to $12.5 million as a result of selling more acres at a higher average price per acre in 2021. Investment Management EBITDA increased by $0.7 million to $10.0 million for the nine months ended September 30, 2021 primarily due to a $0.4 million increase in asset management fees and a $0.3 million increase in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture.

The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Harvest	$7,077	$8,502	$25,371	$24,497
Real Estate	$1,974	$2,272	$12,451	$8,342
Investment Management	$2,951	$3,653	$10,046	$9,363
Corporate	$(2,138)	$(2,028)	$(7,490)	$(7,479)
Total	$9,864	$12,399	$40,378	$34,723

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

As of September 30, 2021, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)
Credit Facility	Maturity Date	Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$100,000
Term Loan A-2	12/1/2026	LIBOR + 1.90%	100,000
Term Loan A-4	8/22/2025	LIBOR + 1.70%	140,000
Total Principal Balance			$340,000

As of September 30, 2021, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
Total					$275,000

As of September 30, 2021, after consideration of the interest rate swaps, $65.0 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million was subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of September 30, 2021, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$—	$19,118	$26,764	$19,118	$65,000
Effectively fixed-rate debt	$—	$—	$—	$80,882	$113,236	$80,882	$275,000
Average interest rate: (1)
Variable-rate debt	—%	—%	—%	1.83%	1.78%	1.98%	1.86%
Effectively fixed-rate debt	—%	—%	—%	3.95%	3.95%	3.95%	3.95%
(1)Inclusive of applicable spread but before considering patronage dividends.

As of September 30, 2021, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.55%, before considering patronage dividends. A 1.0% change in interest rates would result in a change in interest expense of $0.7 million per year. The amount of variable-rate debt outstanding in the future will largely be dependent upon the level of cash flow from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt and the acquisition of timberland properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our teams have been working partially remote since the middle of March 2020. We took precautionary measures to ensure our internal control over financial reporting addressed the risks of working in a remote environment. We are continually monitoring and assessing the potential effects of the COVID-19 pandemic on the design and operating effectiveness of our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	5,810	$11.58	—	$—	$13.7	million
August 1 - August 31	—	$—	—	$—	$13.7	million
September 1 - September 30	—	$—	—	$—	$13.7	million
Total	5,810		—
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

10.1
Fifth Agreement Regarding Consents and Amendments, dated as of August 4, 2021, by and among the Company, the Borrower, the Company’s wholly-owned subsidiaries, CoBank, ACB, as administrative agent, and certain financial institutions named therein, as lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2021)

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

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	November 4, 2021	By:	/s/ Ursula Godoy-Arbelaez
Ursula Godoy-Arbelaez Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer and Principal Accounting Officer)