Form 10-K
period 2021-12-31
CatchMark Timber Trust, Inc.
filed 2022-03-03
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.
Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $567.1 million, computed by using the closing price of the Class A common stock as of that date on the New York Stock Exchange of $11.70 per share.

As of February 28, 2022: 49,020,939 shares of the registrant's Class A common stock were outstanding

Documents Incorporated by Reference
Certain portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2022 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

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

Forward-looking statement in this report, include, but are not limited to, that seek to capture the highest value per acre and to generate sustainable yields through disciplined management and superior stewardship of our exceptional resources; that we intend to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations; that we seek to create additional value from economic realization of environmental initiatives, including carbon sequestration, wetlands mitigation banking, and solar projects; that we seek to identify and acquire high-quality industrial timberland properties, with our target deal size ranging from $5 million to $50 million; that we seek to enter into additional joint ventures that followed the model of our Dawsonville Bluffs joint venture; that future developments related to the COVID-19 pandemic and actions taken in response thereto could adversely impact our business; property performance and anticipated growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; change in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss).

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
•Our cash distributions are not guaranteed and may fluctuate.
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
•Our timberlands are located in the U.S. South, and adverse economic and other developments in this area could have a material adverse effect on us.

•Our general and administrative expenses may be a larger percentage of total revenues compared to larger public companies.
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
•We intend to sell portions of our timberlands because they are HBU properties, in response to changing conditions, or to fund capital allocation priorities, but if we are unable to sell these timberlands promptly or at the price that we anticipate, our land sale revenues may be reduced, which could reduce the cash available for distribution to our stockholders or our ability to fund new investments, the repayment of debt or the repurchase of our shares..
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
•The effects of the ongoing COVID-19 pandemic, as well as any future pandemics or similar events, and the actions taken in response thereto may adversely impact our results of operations and financial condition and our ability to make distributions to our stockholders.
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
•The failure of Creek Pine REIT, LLC, the REIT subsidiary of the Triple T Joint Venture (as defined herein), to qualify as a REIT during the period in which we owned an indirect interest in the Triple T Joint Venture and through the remainder of the Triple T Joint Venture's taxable year that began January 1, 2021 could cause us to fail to qualify as a REIT.
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
•If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to report our financial results accurately, which could have a material adverse effect on us.
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

PART I

ITEM 1.BUSINESS

General

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland properties directly, through wholly-owned subsidiaries, or through joint ventures. We seek to capture the highest value per acre and to generate sustainable yields through disciplined management and superior stewardship of our exceptional resources. We intend to grow over time through selective acquisitions and investments in high-demand fiber markets and to efficiently integrate new acquisitions and investments into our operations. Operationally, we focus on generating cash flows from sustainable harvests and improved harvest mix on high-quality industrial timberlands, as well as opportunistic land sales, rent from hunting and recreational leases and asset management fees to provide recurring dividends to our stockholders. We continue to practice intensive forest management and silvicultural techniques that improve the biological growth of our forests.

We also seek to create additional value from economic realization of environmental initiatives, including carbon sequestration, wetlands mitigation banking, and solar projects, recognizing the key role that forests play in protecting the environment. From time-to-time, we enter into joint ventures with long-term, institutional equity partners to opportunistically acquire, own, and manage timberland properties that fit our core investment strategy. Our joint venture platform leverages our operating scale and timberland management efficiencies to generate management fee revenues.

For the years ended December 31, 2021, 2020, and 2019, our revenues from timber sales, timberland sales, asset management fees, and other non-harvest related sources, as a percentage of our total revenue, are set forth in the table below:

	2021	2020	2019
Timber sales	71%	69%	68%
Timberland sales	14%	15%	17%
Asset management fees	11%	12%	11%
Other revenues	4%	4%	4%
Total	100%	100%	100%

CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership in which CatchMark Timber Trust is the general partner and owns, directly or indirectly, 99.77% of CatchMark Timber OP's Common Units. CatchMark Timber Trust conducts certain aspects of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to “CatchMark,” “we,” “our,” or “us” shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

The following table presents operating revenues by reportable segment:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Harvest	$76,596	$76,464	$77,189
Real Estate	14,090	15,642	17,572
Investment Management	11,475	12,184	11,948
Total	$102,161	$104,290	$106,709
Current Timberland Holdings

As of December 31, 2021, we wholly owned interests in 369,700 acres of high-quality industrial timberlands located in the U.S. South, consisting of 14.6 million tons of merchantable timber inventory. Our timberlands have been intensively managed for sustainable commercial timber production and are located within attractive and desirable fiber baskets encompassing a diverse group of pulp, paper and wood products manufacturing facilities.

In addition to our wholly-owned timber assets, as of December 31, 2021, we owned a 50% membership interest in the Dawsonville Bluffs Joint Venture, which owns two wetlands mitigation banks with an aggregate book basis of $2.0 million as of December 31, 2021.

Please refer to Item 2 — Properties for more details on our timber and timberland properties.

Our Business and Growth Strategies

Our objective is to capture the highest value per acre from our prime timberlands and to generate sustainable yields through the ongoing implementation of the following business and growth strategies:

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

Pursue Attractive Timberland Acquisitions. We seek to identify and acquire high-quality industrial timberland properties, with our target deal size ranging from $5 million to $50 million. We currently focus on acquiring tracts to expand our presence in superior mill markets where we already have strong local relationships, seeking to strengthen our harvest EBITDA while maintaining stable merchantable inventory per acre. Our targets include a high allocation of pine plantations with strong site indices as well as above-average operability and fall into three categories:
•Near-term cash accretive acquisitions — higher yielding, more immediately harvestable properties with higher merchantable stocking levels and an older average age;
•Portfolio accretive acquisitions — properties that help balance portfolio age class distribution and productivity and would likely consist of younger plantations that complement our long-term objectives; and
•Environmentally-focused income opportunities — centered around carbon sequestration, wetlands mitigation bank credits, and solar projects.

We expect our transaction pipeline to come from a variety of sources, including timber fund portfolio rebalancing and private owner liquidations.

We may enter into fiber supply agreements with respect to acquired properties in order to ensure a steady source of demand for our incremental timber production.

Opportunistically Sell Timberland Assets. We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other purposes than for growing timber. We intend to capitalize on the value of our timberland portfolio by opportunistically monetizing timberland properties. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to:

•Inventory stocking below portfolio average;
•Predominantly hardwood merchantable inventory mix; and
•Poor productivity.

The close proximity of our existing timberlands to several major population centers provides us with opportunities to periodically sell parcels of our land at favorable valuations. We generally expect to sell approximately 2% to 3% of our fee timberland acreage on an annual basis pursuant to our land sales program, although such results may vary. We may also decide to pursue various land entitlements on certain properties in order to realize higher long-term values on such properties.

From time to time, we have also sold blocks of timberland properties under a capital recycling program in order to generate proceeds to fund capital allocation priorities, including, but not limited to, redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. Such large dispositions are not part of core operations, are infrequent in nature, and may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value. Timberland disposition opportunities under our capital recycling program have been evaluated based in part on inventory stocking and mix profiles, productivity characteristics, geographical diversification and procurement and operating areas. We currently have no plans to complete additional large dispositions under our capital recycling program.

Create Value Through the Economic Realization of Environmental Initiatives. Our strategic investment opportunities also include the development of new value-creation opportunities such as carbon sequestration, wetlands mitigation banking, and solar projects. We are currently pursuing the development of a carbon program to enable us to turn our greenhouse gas emissions reductions and removals into verified carbon units that can be marketed and sold to third parties. Wetlands mitigation banking includes the creation and selling of mitigation credits on existing portfolio holdings and future timberland investments. Through the Dawsonville Bluffs Joint Venture, we own interests in two mitigation banks and we continue to evaluate opportunities to develop mitigation banks on our wholly-owned timberlands as well as through additional joint ventures. Solar projects include leasing or selling property to solar developers to help produce renewable energy and reduce greenhouse gas emissions.

Generate Additional Value Through Joint Ventures. From time to time, we seek to create additional value through institutional equity joint ventures to acquire, own, and manage timberland properties that meet our core investment strategy. We expect future joint venture investments to follow the model of the successful Dawsonville Bluffs Joint Venture – transactions with straightforward, pari passu capital structures where we control management and can earn asset management fees, including promotes for strong performance. The timberland properties acquired through the Dawsonville Bluffs Joint Venture fit our profile for high quality assets with HBU characteristics, which we were able to sell at significant profits. The wetlands mitigation banks acquired through the Dawsonville Bluffs Joint Venture exemplify our opportunities to generate significant value through various environmental initiatives on our existing and future timberland ownership. Additionally, we have established our investment management business by managing the day-to-day operations of such joint ventures and earning significant asset management fee income that has and can support our dividend and growth strategy.

Practice Sound Environmental Stewardship. We remain committed to responsible environmental stewardship and sustainable forestry. Our wholly-owned timberlands have been third-party audited and certified in accordance with the 2015-2019 SFI standards (extended through December 2021). SFI standards promote sustainable forest management through recognized core principles, including measures to protect water quality, biodiversity, wildlife habitat and at-risk species. Our timberlands are further managed to meet or exceed all state regulations through the implementation of best management practices as well as internal policies designed to ensure compliance. Commencing in 2022, we will be subject to the new SFI 2022 standards, which provide additional focus on forest management activities that address climate change adaptation and mitigation measures as well as management of fire risk in the face of climate change. We believe our continued commitment to environmental stewardship will allow us to maintain our timberlands’ productivity, grow our customer base, and enhance our reputation as a preferred timber supplier.

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

Transaction Activities

Our capital allocation priorities are to deliver quarterly dividends, maintain healthy liquidity and ample working and growth capital, execute on strategic acquisition and investment opportunities, and maintain a stable and attractive debt profile. Over the past three years, in order to position ourselves for further growth, we have focused on strengthening our balance sheet through deleveraging with proceeds from large dispositions completed under our capital recycling program. In October 2021, we exited the Triple T Joint Venture, using proceeds received to further pay down our outstanding debt. We did not acquire additional timberlands during 2021 and 2020 and acquired 900 acres in 2019. We completed the following transactions during the three years ended December 31, 2021:

Land Sales

During the years ended December 31, 2021, 2020, and 2019, we sold 7,500 acres, 9,300 acres, and 9,200 acres of timberland, respectively, in the U.S. South. These land sales represented approximately 2.0%, 2.3%, and 2.2%, respectively, of our average fee timberland acreage (based on average quarterly fee timberland acreage) for each year. For the years ended December 31, 2021, 2020, and 2019, the disposed timberlands had an average merchantable timber stocking of 21, 26, and 37 tons per acre, respectively, as compared to 41, 42, and 43 tons per acre for our U.S. South portfolio at the beginning of each respective year.

Large Dispositions

During the years ended December 31, 2021, 2020, and 2019, we completed large dispositions of 23,100 acres, 14,400 acres, and 14,400 acres of wholly-owned timberlands for $107.5 million, $21.3 million, and $25.4 million, respectively. Two large dispositions were completed in 2021 consisting of 5,000 acres sold in the U.S. South for $7.5 million and 18,100 acres sold in the Pacific Northwest for $100.0 million (the "Bandon Disposition"). We recognized gains of $0.8 million and $23.4 million, respectively, from these two large dispositions. Over the term of our ownership of the Bandon property from August 2018 to August 2021, we harvested 283,600 tons of timber and generated cumulative timber sales revenue of $26.0 million. Net proceeds of $102.7 million received from these large dispositions were used to pay down our outstanding debt. The large dispositions in the U.S. South had an average merchantable timber stocking of 24, 29, and 37 tons per acre, as compared to 41, 42, and 43 tons per acre for our U.S. South portfolio at the beginning of each respective year.

Triple T Exit

On October 14, 2021, we entered into a recapitalization and redemption agreement with TexMark Timber Treasury, L.P., a Delaware limited partnership (the “Triple T Joint Venture"), and the preferred limited partners of the Triple T Joint Venture for the redemption of our common equity interests in the Triple T Joint Venture in exchange for $35.0 million in cash (the “Triple T Exit”). The amended and restated asset management agreement between the Triple T Joint Venture and us was terminated and replaced by a transition services agreement, effective retroactively from September 1, 2021 through March 31, 2022, under which we provide transition services in exchange for a service fee of $5.0 million. We used the $40.0 million received to pay down our outstanding debt. The Triple T Exit is an important step in delivering on our long-term strategy and positions us for future growth.

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

For the year ended December 31, 2021, WestRock purchased 367,600 tons under the Mahrt Timber Agreements. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We derived approximately 11%, 11%, and 12% of our net timber sales revenue from the Mahrt Timber Agreements in each of the years ended December 31, 2021, 2020, and 2019, respectively. For 2022, WestRock is required to purchase, and we are required to make available for purchase to WestRock, at least 371,100 tons of timber under the Mahrt Timber Agreements.

Carolinas Supply Agreement

We assumed a pulpwood supply agreement with IP (the "Carolinas Supply Agreement") in connection with a timberland acquisition completed in 2016. The Carolinas Supply Agreement is effective through November 3, 2026 and requires us to sell agreed-upon pulpwood volumes to IP and IP is required to purchase these volumes at defined market prices.

We sold 88,500 tons of timber under the Carolinas Supply Agreement in 2021. We derived approximately 3%, 2%, and 4% of our net timber sales revenue from the Carolinas Supply Agreement in 2021, 2020, and 2019, respectively. For 2022, IP is required to purchase, and we are required to make available for purchase to IP, at least 50,000 tons of timber under the Carolinas Supply Agreement.

Credit Risk of Customers

For the year ended December 31, 2021, our largest customer, WestRock, represented 16% of our total revenues. No other customer represented more than 10% of our total revenues. The loss of WestRock as a customer would have a material adverse effect on our operating results. We sold timber to 61 customers in 2021, compared to 74 in 2020 and 69 in 2019.

We are not aware of any reason why our current customers will not be able to pay their contractual amounts as they become due in all material respects.

Competition

We compete with various private and industrial timberland owners as well as governmental agencies that own or manage timberlands in the U.S. South. Due to transportation and delivery costs, pulp, paper and wood products manufacturing facilities typically purchase wood fiber within a 100-mile radius of their location, which thereby limits, to some degree, the number of significant competitors in any specific regional market. Factors affecting the level of competition in our industry include price, species, grade, quality, proximity to the mill customer, and our reliability and consistency as a supplier. Also, as we seek to acquire timberland assets, we are in competition for targeted timberland tracts with other similar timber investment companies, as well as investors in land for purposes other than growing timber. As a result, we may have to pay more for the timberland tracts to become the owner if another suitable tract cannot be substituted. When it becomes time to dispose of timberland tracts, we will again be in competition with sellers of similar tracts to locate suitable purchasers of timberland. We will face competition from other landowners and alternative products as we seek to create and monetize revenue-generating environmental solutions, including solar projects, carbon sequestration and wetlands mitigation banking.

Seasonality

Our harvest operations are affected by seasonal weather conditions, where wet weather could reduce our harvest volume but boost prices due to limited supply, while dry weather could suppress prices due to increases in supply.

COVID-19 Pandemic

See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of COVID-19 on our business.

Regulatory Matters

See Item 1A — Risk Factors, Risk Related to Our Business and Operations for discussions of regulatory matters, including environmental matters, that impact our business.

Human Capital Management

As of December 31, 2021, we had 21 employees, all of whom were full-time and based in the United States. We care about our employees and recognize that they are key to our success. Our Compensation Committee has oversight for our policies and strategies regarding human capital management and has determined that the policies and strategies discussed below are important to our company’s performance.

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

Diversity and Inclusion. We value diversity in the workplace. As of December 31, 2021, 50% of our executive officers were women and 57% of our total number of employees were women. Approximately 24% of our workforce is comprised of individuals that identify as a member of an ethnic or racial minority group, including approximately 10% identifying as Asian, 10% identifying as Black and 5% identifying as Hispanic or Latino.

Health and Safety. We are committed to providing and maintaining a safe and healthy workplace for all workers (including vendors, contractors, temporary employees and volunteers) as well as clients, visitors and members of the public. Risks and hazards to health and safety will be eliminated or minimized, as far as is reasonably practicable. We have adopted a Health and Safety Policy in furtherance of this commitment. During the year ended December 31, 2021, as a result of the COVID-19 pandemic, we maintained safety protocols to protect our employees and others, including protocols regarding social distancing, health checks and working remotely. Our experienced teams continued to successfully manage our business during this challenging time.

Benefits, Training and Professional Development. We provide high-quality benefits to our employees, including equity grants for all employees, healthcare and wellness initiatives, and a 401(k) plan with a generous company match, time-off for volunteering, a charitable matching program, and a scholarship program for children of non-executive employees. We also provide regular training and professional development opportunities for our employees. These include semi-annual, company-wide information security training programs, as well as personal coaching for all officers and executives, and opportunities to attend conferences and other events relevant to the timberland, forest products and REIT industries. During 2021, our employees participated in over 360 hours of training and education programs, or an average of approximately 16 hours per employee.

Low Average Turnover Rate. We believe that all of our initiatives to make CatchMark an exceptional place to work have resulted in our low historic turnover rate, which averaged 9.7% annually over the past three years. In 2021, our turnover rate was 17.4%, which was higher than average due to the departure of four employees, three of whom had been dedicated to the Triple T Joint Venture, which CatchMark exited in October 2021. While the Company’s 2021 turnover rate was higher than its average, it was still well below the total turnover rate for the United States for 2020 of 57.3% and the turnover rate for financial activities for 2020 of 31.3%, according to the Bureau of Labor Statistics.

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

A key component of both our business and growth strategies is to pursue timberland acquisition opportunities. Our ability to identify and acquire desirable timberlands depends upon the performance of our management team in the selection of our investments. We also face significant competition in pursuing timberland investments from other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; school and university endowments; individuals; and other entities. The market for high-quality timberland is highly competitive given how infrequently such assets become available for purchase. As a result, many real estate investors have built up their cash positions and face aggressive competition to purchase quality timberland assets. A significant number of entities and resources competing for high-quality timberland properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. In addition, our future acquisitions, if any, may not perform in accordance with our expectations due to lower merchantable inventory, lower product pricing or other factors. Finally, we anticipate financing these acquisitions through proceeds from debt or equity offerings (including offerings of partnership units by our operating partnership), borrowings, cash from operations, proceeds from asset dispositions, or any combination thereof, and our inability to finance acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations could adversely affect our results of operations.  We cannot assure you that we will be successful in obtaining suitable investments on financially attractive terms, that we will be able to finance the purchase of such investments or that, if we make investments, our objectives will be achieved.

We depend on external sources of capital for future growth, and our ability to access capital markets may be restricted.

Our ability to finance our growth is, to a significant degree, dependent on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, increases in interest rates, an unfavorable market perception of our growth potential, including our joint venture strategy, a decrease in our current or estimated future earnings, or a decrease in the market price of our common stock. In addition, our ability to access additional capital may be limited by the terms of our bylaws, which restrict our incurrence of debt in some circumstances, and by our existing indebtedness, which, among other things, restricts our incurrence of additional debt and, in some circumstances, the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us or at all, and the failure to obtain necessary capital could materially adversely affect our future growth.

Our cash distributions are not guaranteed and may fluctuate.

Our board of directors, in its sole discretion, determines the amount of the distributions (including the determination of whether to retain net capital gains income) to be paid to our stockholders. Our board of directors will determine whether to authorize a distribution and the amount of such distribution based on its consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands, including HBU timberlands and debt covenant restrictions that may impose limitations on cash payments. In addition, our board of directors may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Consequently, our distribution levels may fluctuate. Our failure to meet market expectations with regard to future cash distributions likely would adversely affect the market price of our common stock.

Large-scale increases in the supply of timber may affect timber prices and reduce our revenues.

The supply of timber available for sale in the market could increase for a number of reasons, including producers introducing new capacity or increasing harvest levels. Some governmental agencies, principally the U.S. Department of Agriculture’s Forest Service (the “U.S.D.A. Forest Service”) and the U.S. Department of the Interior’s Bureau of Land Management, own large amounts of timberlands. If these agencies choose to sell more timber from their holdings than they have been selling in recent years, timber prices could fall and our revenues could be reduced. Any large reduction in the revenues we expect to earn from our timberlands would reduce the returns, if any, we are able to achieve for our stockholders.

We depend on FRC and AFM to manage our timberlands, and a loss of the services of one or both of them could jeopardize our ongoing operations.

We are party to timberland operating agreements with FRC and AFM (together, our “Forest Managers”), which are renewable on an annual basis. Pursuant to these agreements, we depend upon our Forest Managers to manage and operate our timberlands and related timber operations and to ensure delivery of timber to our customers. To the extent we lose the services of our Forest Managers, we are unable to retain the services of our Forest Managers at reasonable prices, or our Forest Managers do not perform the services in accordance with the timberland operating agreements, our results of operations may be adversely affected.

We depend on third parties for logging and transportation services, and increases in the costs or decreases in the availability of quality service providers could adversely affect our business.

We depend on logging and transportation services provided by third parties, primarily by truck. If any of our transportation providers were to fail to deliver timber supply or logs to our customers in a timely manner or were to damage timber supply or logs during transport, we may be unable to sell it at full value, or at all. During the COVID-19 pandemic the country has experienced major supply chain shortages, which included many logging and trucking contractors permanently shutting down their operations. As harvest levels have returned to higher levels with the increase in U.S. housing starts, this shortage of logging contractors has resulted in sharp increases in logging costs and in the availability of logging contractors. It is expected that the supply of qualified logging contractors will be impacted by the availability of debt financing for equipment purchases as well as a sufficient supply of adequately trained loggers and drivers. As housing starts continue to increase, harvest levels are expected to increase, sawmills and pulp mills are anticipated to run more efficiently placing more pressure on the existing supply of logging contractors. Any significant failure or unavailability of third-party logging or transportation providers, or increases in transportation rates or fuel costs, may result in higher logging costs or the inability to capitalize on stronger log prices to the extent logging contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.

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

Our timberlands are located in the U.S. South, and adverse economic and other developments in this area could have a material adverse effect on us.

Our timberlands are all located in the U.S. South. As a result, we may be susceptible to adverse economic and other developments in this region, including industry slowdowns, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.

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

Our total assets as of December 31, 2021 were $507.3 million and our revenues for the year ended December 31, 2021 were $102.2 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than many other public companies. If we are unable to access external sources of capital and grow our business, our general and administrative expenses will have a greater effect on our financial performance and may reduce the amount of cash flow available for distribution to our stockholders.

We have recently experienced net losses and may experience losses again in the future.

From our inception through the end of 2021, other than in 2014 and 2021, we have incurred net losses. If we are unable to generate net income in the future, and continue to incur net losses, our financial condition, results of operations, cash flows, and our ability to service our indebtedness and make distributions to our stockholders could be materially and adversely affected, which could adversely affect the market price of our common stock.

Increased competition from a variety of substitute products could lead to declines in demand for wood products and negatively impact our business.

Wood products are subject to increased competition from a variety of substitute products, including products made from engineered wood composites, fiber and cement composites, plastics and steel, as well as import competition from other worldwide suppliers. This could result in lower demand for wood products and impair our operating results.

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

The Mahrt Timber Agreements we are party to with WestRock provide that we will sell specified amounts of timber to WestRock, subject to market pricing adjustments and certain early termination rights of the parties. The Mahrt Timber Agreements are intended to ensure a long-term source of supply of wood fiber products for WestRock, in order to meet its paperboard and lumber production requirements at specified mills and provide us with a reliable customer for the timber from our timberlands. Our financial performance is substantially dependent on the economic performance of WestRock as a consumer of our timber. Approximately 11% of our net timber sales revenue for 2021 was derived from the Mahrt Timber Agreements. If WestRock becomes unable to purchase the required minimum amount of timber from us, there could be a material adverse effect on our business and financial condition.

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

On an annual basis, we intend to sell up to 3% of our fee timberland acreage, primarily timberlands that we have determined have become more valuable for development, recreational, conservation and other uses than for growing timber, which we refer to as HBU properties. We intend to use the proceeds from these sales to support our distributions to our stockholders. From time to time, we have sold blocks of timberland properties under a capital recycling program in order to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of our common stock. We may also sell portions of our timberland from time to time in response to changing economic, financial or investment conditions. Because timberlands are relatively illiquid investments, our ability to promptly sell timberlands is limited. The following factors, among others, may adversely affect the timing and amount of our income generated by sales of our timberlands:

•general economic conditions;
•availability of funding for developers, conservation organizations, governmental agencies, individuals and others to purchase our timberlands for recreational, conservation, residential or other purposes;
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

The volume and value of timber that can be harvested from the timberlands we own and may acquire may be limited by natural disasters such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding, and other weather conditions and natural disasters, as well as other causes such as theft, trespass, condemnation or other casualty. We do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Any losses of revenue from the loss of such timber and any funds used to restore such losses would reduce cash available for distributions to our stockholders.

Harvesting our timber may be subject to limitations that could adversely affect our results of operations.

Our primary assets are our timberlands. Weather conditions, timber growth cycles, property access limitations, availability of contract loggers and haulers, and regulatory requirements associated with the protection of wildlife and water resources or related to climate change may restrict our ability to harvest our timberlands. Other factors that may restrict our timber harvest include damage to our standing timber by fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding and other weather conditions and natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such causes usually is localized and affects only a limited percentage of standing timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. Furthermore, we may choose to invest in timberlands that are intermingled with sections of federal land managed by the U.S.D.A. Forest Service or other private owners. In many cases, access might be achieved only through a road or roads built across adjacent federal or private land. In order to access these intermingled timberlands, we would need to obtain either temporary or permanent access rights to these lands from time to time. Our revenue, net income, and cash flow from our operations will be dependent to a significant extent on the continued ability to harvest timber on our timberlands at adequate levels and in a timely manner. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, or if material damage to a significant portion of our standing timber were to occur, then our results of operations could be adversely affected.

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

The Clean Water Act regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the Clean Water Act, it is unlawful to discharge any pollutant from a “point source” into navigable waters of the United States without a permit obtained under the National Pollutant Discharge Elimination System (“NPDES”) permit program of the U.S. Environmental Protection Agency (the “EPA”). Storm water from roads supporting timber operations that is conveyed through ditches, culverts and channels are exempted by EPA rule from this permit requirement and Congress amended Section 402(1) of the Clean Water Act in 2014 to prohibit the requirement of NPDES permits for discharge of runoff associated with silvicultural activities conducted in accordance with standard industry practice, leaving those sources of water discharge to state regulation. The scope of these state regulations varies by state and are subject to change, legal challenges and legislative responses. To the extent we are subject to future federal or state regulation of storm water runoff from roads supporting timber operations, our operational costs to comply with such regulations could increase and our results of operations could be adversely affected.

Changes in climate conditions and governmental responses to such changes may affect our operations or planned future growth activities.

Scientific research indicates that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Our operations and the operations of our contractors are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations. Changes in precipitation resulting in droughts could make wildfires more frequent or more severe and could adversely affect timber production. Any of these natural disasters could affect our timberlands and our harvest operations which could have a material adverse effect on our results of operations.

Additionally, there continue to be increased concerns over climate change and environmental issues, as well as numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. These initiatives include proposals to regulate and/or tax the production of carbon dioxide and other greenhouse gases to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use cleaner energy. Future legislation or regulatory activity in this area remains uncertain, and its effect on our operations is unclear at this time. We manage our timberland operations to be in compliance with applicable laws and regulations. However, it is possible that legislation or government mandates, standards or regulations intended to mitigate or reduce carbon dioxide or other greenhouse gas emissions or other climate change effects could adversely affect our operations. For example, such initiatives could limit harvest levels or result in significantly higher costs for energy, which could have an adverse effect on our results of operations.

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

If we acquire additional properties, we likely will expect to realize revenues from timber and non-timber-related activities, such as recreational leases or environmental initiatives, including carbon credits, wetlands mitigation banking and solar projects. Non-timber activities can contribute significantly to the revenues that we derive from a particular property. We will rely on estimates to forecast the amount and extent of revenues from non-timber-related activities on our timberlands. If our estimates concerning the revenue from non-timber-related activities are incorrect, we may not be able to realize the projected revenues. If we are unable to realize the level of revenues that we expect from non-timber activities, our revenues from the underlying timberland would be less than expected and our results of operations and ability to make distributions to our stockholders may be negatively impacted.

Changes in assessments, property tax rates, and state property tax laws may reduce our net income and our ability to make distributions to our stockholders.

Our expenses may be increased by assessments of our timberlands and changes in property tax laws. We generally intend to hold our timberlands for a substantial period of time. Property values tend to increase over time, and as property values increase, the related property taxes generally also increase, which would increase the amount of taxes we pay. In addition, changes to state tax laws or local initiatives could also lead to higher tax rates on our timberlands. Because each parcel of a large timberland property is independently assessed for property tax purposes, our timberlands may receive a higher assessment and be subject to higher property taxes. In some cases, the cost of the property taxes may exceed the income that could be produced from that parcel if we continue to hold it as timberland. If our timberlands become subject to higher tax rates, such costs could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

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

We are party to the Dawsonville Bluffs Joint Venture and may enter into additional joint ventures in the future, including, but not limited to, joint ventures involving the ownership and management of timberlands. Such joint venture investments may involve risks not otherwise present with a direct investment in timberlands, including, without limitation:

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

The effects of the ongoing COVID-19 pandemic, as well as any future pandemics or similar events, and the actions taken in response thereto may adversely impact our results of operations and financial condition and our ability to make distributions to our stockholders.

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a global pandemic. Since that time, the coronavirus has spread throughout the United States, including in the U.S. South we operate. The ongoing COVID-19 pandemic has caused significant economic disruption, which could worsen. As a result, there have been periodic adverse effects on the demand for our timber and wood products and disruptions to our supply chain and the manufacturing, distribution and export of our timber and wood products, all of which could worsen in the future. The COVID-19 pandemic may further impact our business, results of operations and financial condition, including as a result of:

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

While the ongoing COVID-19 pandemic continues to rapidly evolve, the extent to which it may further impact us is highly uncertain and will depend on future developments that cannot be predicted with confidence. Such developments include, but are not limited to, the future rate of occurrence or mutation of COVID-19, the vaccination rate and the overall efficacy of the vaccines, especially as new strains of COVID-19 are discovered, continuation of or changes in governmental responses to the ongoing COVID-19 pandemic, and the effectiveness of responsive actions taken in the United States and other countries to contain and manage the disease.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict how long the impact of the coronavirus outbreak will last or how significant it will ultimately be to our business. A sustained decline in the economy as a result of the COVID-19 pandemic and the demand for timber could materially and adversely impact our business, results of operations and financial condition and our ability to make distributions to our stockholders. Any other pandemics or similar events in the future could also similarly have a material adverse effect on our results of operations, financial condition and ability to make distributions to our stockholders.

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

We are party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, May 1, 2020, August 4, 2021 and October 14, 2021 (the “Amended Credit Agreement”), with a syndicate of lenders, including CoBank, that provides for a senior secured credit facility of up to $553.6 million, which includes three term loan facilities totaling $300 million, one term loan facility with a $68.6 million revolver feature, a $35 million revolving credit facility (the “Revolving Credit Facility”), and a $150 million multi-draw credit facility (the “Multi-Draw Term Facility”). We had a total of $300 million outstanding as of December 31, 2021, all of which were outstanding term loans.

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

Pursuant to the Amended Credit Agreement, we are required to comply with certain financial and operating covenants, including, among other things, covenants that require us to maintain certain fixed charge coverage and LTV ratios and covenants that prohibit or restrict our ability to incur additional indebtedness, grant liens on our real or personal property, make certain investments, dispose of our assets and enter into certain other types of transactions. The Amended Credit Agreement also prohibits us from declaring, setting aside funds for, or paying any dividend, distribution, or other payment to our stockholders other than as required to maintain our REIT qualification if our LTV ratio is greater than 50%. We may only declare and pay distributions not required to maintain our REIT status if (i) our LTV ratio is less than 50%, (ii) we maintain a minimum fixed-charge coverage ratio of 1.05:1.00, and (iii) we limit our aggregate capital expenditures to 1% of the value of our timberlands during any fiscal year. Failure to comply with any of these covenants would likely result in us being prohibited from making any distributions.

The Amended Credit Agreement also subjects us to mandatory prepayment from proceeds generated from certain dispositions of timberlands or lease terminations, which may have the effect of limiting our ability to make distributions under certain circumstances. Provided that no event of default has occurred and the LTV ratio, calculated after giving effect to the disposition, does not exceed 42.5%, the mandatory prepayment requirement excludes (1) net real property disposition proceeds until the aggregate amount of such proceeds received during any fiscal year exceeds 3% of the bank value of the timberlands; (2) lease termination proceeds until the amount of such proceeds exceeds 0.5% of the bank value of the timberlands in a single termination or 1.5% in aggregate over the term of the facility; and (3) net real property disposition proceeds from large property dispositions, as defined, to the extent the proceeds are used within 270 days of receipt for acquisition of additional real property that will be subject to the lien of the Amended Credit Agreement. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, a breach of these covenants or other event of default would allow CoBank to accelerate payment of the loan. Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

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

All of our outstanding debt under the Amended Credit Agreement bears interest at variable rates, and our potential future debt could as well. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase could be more significant for us than it would be for competitors that have less variable rate debt. Increases in interest rates would increase our interest cost, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

The phase-out of LIBOR could affect interest rates for our variable rate debt and interest rate swap arrangements.
LIBOR is used as a reference rate for our variable rate debt under the Amended Credit Agreement and for our interest rate swap arrangements. The United Kingdom’s Financial Conduct Authority has announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available. The Amended Credit Agreement and our interest rate swap agreements, which are used to hedge the floating rate exposure of the Amended Credit Agreement, provide that if LIBOR is no longer available, CoBank for the Amended Credit Agreement and Rabobank for the interest rate swaps, in each case, will choose as a benchmark replacement index either a term rate based on SOFR or daily simple SOFR recommended by the Federal Reserve Board or the Federal Reserve Bank of New York, and in the case of the Amended Credit Agreement, that replacement must be posted to the lenders and, unless the required lenders provide written notice that such replacement is not acceptable, such replacement shall thereafter become effective. In such circumstances, the interest rates on our variable rate debt under the Amended Credit Agreement and in our interest rate swap arrangements may change. The new rates may not be as favorable as those in effect prior to any LIBOR phase-out and potential mismatches of newly adopted interest rates could potentially cause our hedges not to be effective. In addition, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
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

The failure of Creek Pine REIT, LLC to qualify as a REIT during the period in which we owned an indirect interest in the Triple T Joint Venture and through the remainder of Triple T Joint Venture's taxable year that began January 1, 2021 could cause us to fail to qualify as a REIT.

On July 6, 2018, our operating partnership completed its investment in Creek Pine Holdings, LLC, which owned our interest in the Triple T Joint Venture. On October 14, 2021, we entered into a recapitalization and redemption agreement with the Triple T Joint Venture and the Preferred Investors for the redemption of our common equity interest in the Triple T Joint Venture. Because the Triple T Joint Venture's sole asset is its interest in Creek Pine REIT, LLC (“Creek Pine REIT”), we owned an indirect interest in Creek Pine REIT during the period in which we owned an indirect interest in the Triple T Joint Venture. Creek Pine REIT elected to be taxed as a REIT beginning with its taxable year ended December 31, 2018. Equity in a REIT is a qualifying asset for purposes of the REIT asset tests, and dividends from a REIT are qualifying income for purposes of the REIT gross income tests. Creek Pine REIT is subject to the same REIT qualification requirements that apply to us. If Creek Pine REIT were to fail to qualify as a REIT during the period in which we owned an indirect interest in the Triple T Joint Venture or during the remainder of calendar year 2021, (i) Creek Pine REIT would become subject to U.S. federal and applicable state and local corporate income tax and (ii) our interest in Creek Pine REIT would cease to be a qualifying asset for purposes of our quarterly REIT asset tests, potentially causing us to fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Legislative or regulatory tax changes could adversely affect us, our stockholders or our customers.

The federal income tax laws governing REITs and their stockholders, and administrative interpretations of those laws, may be amended at any time, possibly with retroactive effect.

The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act made numerous changes to the tax rules that may affect our stockholders and our customers and may directly or indirectly affect us. Many of the changes applicable to individuals apply only through December 31, 2025, including a deduction of up to 20% of ordinary REIT dividends for non-corporate taxpayers.

Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. You are urged to consult with your tax advisor with respect to the impact of regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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
The publication of LIBOR rates may be discontinued after June 30, 2023. LIBOR is used as a reference rate for our variable rate debt under the Amended Credit Agreement and for our interest rate swap arrangements. If the publication of LIBOR rates is discontinued, our Amended Credit Agreement and our interest rate swap agreements will automatically replace references to LIBOR with either a term rate based on SOFR or daily simple SOFR recommended by the Federal Reserve Board or the Federal Reserve Bank of New York. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Recently finalized Treasury Regulations, which will be effective March 7, 2022, and Revenue Procedure 2020-44 will treat certain modifications that would be taxable events under current law as non-taxable events. Such guidance does not discuss REIT-specific issues of modifications to LIBOR-based instruments. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

In addition to the other risks listed in this “Risk Factors” section, a number of factors (many of which factors may be amplified by the COVID-19 pandemic) could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock, including:

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

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to report our financial results accurately, which could have a material adverse effect on us.

We are required to report our operations on a consolidated basis in accordance with GAAP. If we fail to maintain proper overall business controls, our results of operations could be harmed or we could fail to meet our reporting obligations.

In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, which could have a material adverse effect on us. In the case of any joint ventures we might enter into but do not manage, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, overall business controls that are not under our control, which could have a material adverse effect on us. In addition, we rely on our Forest Managers and their systems to provide us with certain information related to our operations, including our timber inventory and our timber and timberland sales. Although we review such information prior to incorporating it into our accounting systems, we cannot assure the accuracy of such information. If our Forest Managers’ systems fail to accurately report to us the information on which we rely, we may not be able to accurately report our financial results, which could have a material adverse effect on us.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES
As of December 31, 2021, we wholly owned interests in 369,700 acres of high-quality industrial timberland in the U.S. South, consisting of 355,900 acres of fee timberlands and 13,800 acres of leased timberlands. Our wholly-owned timberlands are located within an attractive fiber basket encompassing a diverse group of pulp, paper, and wood products manufacturing facilities. Our timberlands consisted of 72% pine plantations by acreage and 54% sawtimber by volume. Our leased timberlands include 13,800 acres under one long-term lease expiring in May 2022, which we refer to as the LTC lease. Wholly-owned timberland acreage by state is listed below:

Acres by state as of December 31, 2021	Fee	Lease	Total
Alabama	65,400	1,800	67,200
Georgia	220,900	12,000	232,900
South Carolina	69,600	—	69,600
Total	355,900	13,800	369,700

As of December 31, 2021, our wholly-owned timber inventory consisted of an estimated 14.6 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory (1)	Fee	Lease (3)	Total
Pulpwood	6.5	0.2	6.7
Sawtimber (2)	7.7	0.2	7.9
Total	14.2	0.4	14.6
(1)     Merchantable timber inventory includes current year growth.
(2)    Includes chip-n-saw and sawtimber.
(3)     The LTC Lease, which expires in May 2022, includes certain stocking reversion requirements upon its expiration.

In addition to our wholly-owned timberlands, we owned a 50% membership interest in the Dawsonville Bluffs Joint Venture as of December 31, 2021 (see Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details).

Our methods of estimating timber inventory are consistent with industry practices. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. Our estimated inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of inventory is subject to periodic adjustments based on statistical sampling of the harvestable timbered acres, known as timber sample cruises, actual volumes harvested and other timber activity, including timberland sales. In addition to growth, the inventory calculation takes into account in-growth, which is the annual transfer of the oldest premerchantable age class into merchantable inventory, which currently is 15 years after stand establishment in the U.S. South. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, advanced seedling genetics, future harvest age profiles and biological growth factors.

The graph below presents the number of acres of our timberland as of December 31, 2021 by age class:

Forest Age Class Profile
80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
0
Acres (1)
488
58,934
3,090
35,804
3,695
16,374
4,687
19,004
5,049
22,532
2,148
17,869
1,370
25,060
1,819
24,480
65,634
37,250
0-2
3-5
6-8
9-11
12-14
15-17
18-20
21-23
24+
Age (in Years)
Natural Pine and Hardwood (2)
Pine Plantation (3)

(1)     Acres presented in the graph includes fee timberland only and excludes 10,500 acres of non-forest land.
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

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. Because our timberlands are concentrated in the U.S. South, damage from natural disasters in this region could impact a material portion of our timberlands at one time. Our active forest management should help to minimize these risks. Consistent with the practices of other timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters or other causes.

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

Holders

As of February 28, 2022, there were 1,427 stockholders of record of our common stock.

Cumulative Total Shareholder Return

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2016 to December 31, 2021 with the Russell 3000, which is a broad-based market index of issuers with similar capitalization; with the Russell Microcap Index, which is a broad-based market index of securities with the smallest market capitalization; and with the S&P Global Timber & Forestry Index, which is an industry specific market index of peer issuers. The graph assumes a $100 investment in each of the indices on December 31, 2016, and the dividends received are reinvested at month-end.

Comparison of Cumulative Total Return
220
200
180
160
140
120
100
80
60
40
20
0
Total Return
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
CatchMark Timber Trust, Inc.
Russell Microcap Index
Russell 3000 Index
S&P Global Timber & Forestry Index

The data in the following table was used to create the above graph as of the respective dates:

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
CatchMark Timber Trust, Inc.	$100	$122	$69	$118	$103	$100
Russell 3000 Index	$100	$119	$111	$142	$169	$209
Russell Microcap Index	$100	$112	$96	$116	$139	$165
S&P Global Timber & Forestry Index	$100	$132	$106	$123	$146	$167
(1)      Data points are the last trading day of each fiscal year.

Issuer Purchase of Equity Securities

During the fourth quarter of 2021, we did not repurchase any shares of our common stock under our SRP. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources section for further details about our SRP.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto in Item 8 — Financial Statement and Supplementary Data. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We continued to execute our strategy of owning and operating prime timberlands located in leading mill markets and optimizing harvest operations through delivered wood sales and opportunistic stumpage sales in 2021. During the year, we achieved our operating performance targets and further improved our capital position and leverage profile, all while making significant progress in furthering our long-term strategic objectives. Our fiber supply agreements, delivered wood model and opportunistic stumpage sales were primary performance drivers, generating stable and predictable cash flows that, combined with revenues from opportunistic land sales and asset management fees, covered recurring dividends to our stockholders. We continued to actively manage our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship. In addition, we achieved several significant milestones during 2021 furthering our long-term strategic objectives, including refocusing our operations on direct ownership of prime timberlands in the U.S. South, where we are working to expand our presence in our superior mill markets.

Harvest Operations Highlights

We generated consistent year-over-year timber sales revenue due to increased timber sales pricing in both the U.S. South and the Pacific Northwest despite a 12% harvest volume reduction compared to the prior year. Demand for pulp-related products remained strong and increased housing starts and robust repair and remodeling activity further bolstered demand for sawtimber products. We actively managed our log merchandising efforts together with delivered and stumpage sales to achieve the highest available price for our timber products. Our realized stumpage prices continued to hold significant premiums over U.S. South-wide averages as a result of the strong micro-markets where we have selectively assembled our prime timberlands portfolio. Our harvest volumes from the U.S. South, after taking into consideration current year timberland sales and capital recycling dispositions, continue to reflect consistent productivity on a per-acre basis.

Real Estate Highlights

We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other purposes than for growing timber. We sold 7,500 acres of timberland for $14.1 million, or $1,867 per acre under our retail land sales program. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to, inventory stocking below portfolio average, higher mix of hardwood inventory, sub-optimal productivity characteristics, geographical procurement and operating areas, and timber reservation opportunities.

We executed two large dispositions under our capital recycling program in 2021. Under the capital recycling program, we sell blocks of timberland properties to generate proceeds to fund capital allocation priorities, including, but not limited to, redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of common stock. During 2021, we sold 5,000 acres of fee timberlands in Georgia for $7.5 million and recognized a gain of $0.8 million. In the Pacific Northwest, we completed the large disposition of 18,100 acres of prime Oregon timberlands, the Bandon Disposition, for $100.0 million, or $5,536 per acre. The Bandon property was purchased in August 2018 for $88.8 million, or $4,916 per acre, and we recognized a gain of $23.4 million upon the sale. We paid down $102.7 million of our outstanding debt with net proceeds from these large dispositions. Since the launch of the capital recycling program in 2018, we have completed the sale of 110,500 acres of timberland under the program, including 92,400 acres in the U.S. South and 18,100 acres in the Pacific Northwest, for a total of $233.5 million. We recognized $33.1 million of gains from these large dispositions and used the net proceeds to pay down $222.7 million of our outstanding debt. Through the capital recycling program, we strengthened our balance sheet, improved our leverage profile, and positioned ourselves for future growth. We currently have no plans to complete additional large dispositions under our capital recycling program.

Following the Bandon Disposition, we have further focused our ownership and operations on the nation’s premier wood basket, the U.S. South, where we seek to expand our presence in superior mill markets where we already have strong local relationships, to strengthen our harvest EBITDA while maintaining stable merchantable inventory per acre. Our strategic investment opportunities include direct acquisition of high-quality industrial timberland properties, with a target average transaction size ranging from $5 million to $50 million, and the development of new revenue-generating environmental initiatives such as carbon sequestration, wetlands mitigation banking, solar projects, and other important environmental initiatives.

Investment Management Highlights

On October 14, 2021, we exited the Triple T Joint Venture through the redemption of our common equity interests in exchange for $35.0 million in cash. In conjunction with the Triple T Exit, the amended and restated asset management agreement between the Triple T Joint Venture and us was terminated and replaced by a transition services agreement, effective retroactively from September 1, 2021 through March 31, 2022, under which we would provide transition services in exchange for a service fee of $5.0 million. We paid down $40.0 million of our outstanding debt using the redemption proceeds and the transition services fee payment. The Triple T Exit was an important step in simplifying our business and positioning us for future growth.

After liquidating its timberland holdings in 2019, the Dawsonville Bluffs Joint Venture continues to generate revenue and net income from the sale of mitigation bank credits. For the year ended December 31, 2021, we recognized $0.7 million of income from the Dawsonville Bluffs Joint Venture and received $0.8 million of cash distributions in addition to earning $0.3 million in asset management fees. Since we formed the Dawsonville Bluffs Joint Venture with MPERS in 2017, we have earned $1.5 million in asset management fees and received cash distributions of $14.9 million, including a return of our $10.5 million investment. As of December 31, 2021, the Dawsonville Bluffs Joint Venture had two mitigation banks with an aggregate book basis of $2.0 million.

Capital Activity Highlights

Our active debt and interest rate management strategy provides us with attractive borrowing costs and staggered maturities. During 2021, we paid down our outstanding debt by $142.7 million with net proceeds from large dispositions and the Triple T Exit, including the transition services fee. On August 4, 2021 and October 14, 2021, we amended our credit agreement extending our weighted-average life of debt to further ensure that we continue to have ample liquidity for growth initiatives and other capital allocation priorities. See Liquidity and Capital Resources — Amendment to Amended Credit Agreement below for additional information about the amendments.

During 2021, we paid $23.3 million of dividends to our stockholders and made no repurchase of common stock under our SRP.

Segment Information

We have three reportable segments: Harvest, Real Estate and Investment Management. Our Harvest segment includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Our Real Estate segment includes timberland sales, cost of timberland sales and large dispositions. Our Investment

Management segment includes investments in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. For additional information, see Segment EBITDA section and Note 15 — Segment Information to our accompanying consolidated financial statements.

General Economic Conditions and Timber Market Factors Impacting Our Business

Our operating results are influenced by a variety of factors, including timber prices; the demand for pulp and paper products, lumber, panel, and other wood-related products; the supply of timber; competition; and the cost of logging and hauling our timber to our customers. Timber prices can experience significant variations and have been historically volatile. The demand for timber and wood products is affected primarily by the level of new residential construction activity, repair and remodeling activity, the supply of manufactured timber products including imports, and, to a lesser extent, other commercial and industrial uses. The demand for timber also is affected by the demand for wood chips in the pulp and paper markets and for hardwood in the furniture and other hardwood industries.

According to an advance estimate released by the Bureau of Economic Analysis, real gross domestic product (“GDP”) increased at an annual rate of 6.9% in the fourth quarter of 2021, following an increase of 2.3% in the third quarter. The acceleration in the fourth quarter was led by an upturn in exports as well as accelerations in inventory investment and consumer spending. For full-year 2021, real GDP increased by 5.7%, in contrast to a decrease of 3.4% in 2020. The increase reflected increases in all major subcomponents, including housing investment. The housing market further strengthened in 2021 with total housing starts estimated at 1.7 million units, up 17.2% from 2020. We anticipate that the housing market will continue to remain strong in 2022, which we believe should lead to steady lumber demand and long-term higher pricing for timber products. We expect our 2022 timber sales volume to be between 1.6 million to 1.8 million tons, reflecting consistent annual productivity on a per-acre basis.

Impact of COVID-19 On Our Business

COVID-19 has had a limited impact on our physical operations to date. During 2020 and 2021, we implemented procedures to support the health and safety of our employees and we are following all federal, state and local health department guidelines. The costs associated with these safety procedures were not material.

It is possible the COVID-19 pandemic, particularly considering the current and emerging variant strains of the virus, could impact our operations and the operations of our customers and contractors in the future as a result of quarantines, facility closures, illnesses, and travel and logistic restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalizations, the resulting impact on our customers, contractors and vendors, remedial actions and stimulus measures adopted by federal, state and local governments, and the extent to which normal economic and operating conditions are impacted. Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the future impact of the COVID-19 pandemic on our business. We believe we are well positioned to weather additional economic turmoil as a result of our deleveraging initiatives and other balance sheet strengthening undertaken over the last three years.

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

In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to pay distributions to stockholders and partially fund timberland acquisitions. Therefore, to the extent that cash flows from operations are lower, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash flow from operations or existing debt availability; however, proceeds from future debt financings, and equity and debt offerings may be used to fund capital expenditures, acquire new timberland properties, invest in joint ventures, and pay down existing and future borrowings. From time to time, we have also sold certain large timberland properties in order to generate capital to fund capital allocation priorities, including but not limited to redeployment into more desirable timberland investments, pay down of outstanding debt or repurchase of shares of our common stock. Such large dispositions have typically been larger in size and more infrequent than sales under our normal land sales program.

Shelf Registration Statement and Equity Offering

On February 28, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC, which was declared effective on May 7, 2020. Our shelf registration statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, we entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of our common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under our shelf registration statement. As of December 31, 2021, we have not sold any shares of common stock under the distribution agreement.

Credit Facilities

On August 4, 2021, we entered into an amendment to the Amended Credit Agreement that, among other things: (1) consented to our prepayment of the outstanding balance on the Multi-Draw Term Facility and Term Loan A-3 with the proceeds from the Bandon Disposition and permitted us to retain up to $5.0 million of such remaining proceeds for working capital purposes; (2) permits us, for a period of 18 months from the effective date of the amendment, to reborrow Term Loan A-3 using borrowing mechanics substantially similar to those that apply to the Revolving Credit Facility, the proceeds of which shall be used solely to finance acquisitions of additional real property, all as set forth in the amendment, with the same pricing and maturity date as the existing Term Loan A-3; and (3) extended the maturity date of the Revolving Credit Facility from December 1, 2022 to August 4, 2026. On October 14, 2021, we further amended the Amended Credit Agreement to, among other things, (1) consent to the Triple T Exit and (2) permit us to retain the net proceeds from higher-and-better use timberland sales until they exceed 3% of the aggregate value of the timberlands before any repayment of the outstanding debt is required.

The table below presents the details of each credit facility under the Amended Credit Agreement as of December 31, 2021:

(dollars in thousands)
Facility Name	Maturity Date	Interest Rate (1)	Unused Commitment Fee (1)	Total Capacity	Outstanding Balance	Remaining Capacity
Term Loan A-1	12/23/2024	LIBOR + 1.75%	N/A	$84,706	$84,706	$—
Term Loan A-2	12/1/2026	LIBOR + 1.90%	N/A	89,706	89,706	—
Term Loan A-3 (2)	12/1/2027	LIBOR + 2.00%	0.20%	68,619	—	68,619
Term Loan A-4	8/22/2025	LIBOR + 1.70%	N/A	125,588	125,588	—
Multi-Draw Term Facility	12/1/2024	LIBOR + 1.90%	0.20%	150,000	—	150,000
Revolving Credit Facility	8/4/2026	LIBOR + 1.90%	0.20%	35,000	—	35,000
Total				$553,619	$300,000	$253,619
(1)The applicable LIBOR margin on the Revolving Credit Facility and the Multi-Draw Term Facility ranges from a base rate plus between 0.50% to 1.20% or a LIBOR rate plus 1.50% to 2.20%, depending on the LTV ratio. The unused commitment fee rates also depend on the LTV ratio.

(2)Term Loan A-3 has an 18-month revolver feature from August 4, 2021, the effective date of the August 2021 amendment, through February 4, 2023.

Borrowings under the Multi-Draw Term Facility, which is interest only until its maturity date, may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, to fund the repurchase of our common stock, and to reimburse payments of drafts under letters of credit. The revolver feature of Term Loan A-3 may be used solely to finance timberland acquisitions and associated expenses. The Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes.

Patronage Dividends

We are eligible to receive annual patronage dividends from our lenders (the "Patronage Banks") under the Amended Credit Agreement. The annual patronage dividend depends on the weighted-average patronage-eligible debt balance with each participating lender during the respective fiscal year, as calculated by CoBank, as well as the financial performance of the Patronage Banks.

In each of March 2021 and 2020, we received patronage dividends of $4.1 million on our patronage eligible borrowings. Of the total patronage dividends received in March 2021, $3.9 million was standard patronage dividends and $0.2 million was special patronage dividends. 75% of the standard patronage dividends was received in cash and the remaining 25% was received in equity of the Patronage Banks. All of the special patronage dividend was received in cash. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' boards of directors. As of December 31, 2021, we have accrued $3.4 million of patronage dividends receivable for 2021, approximately 75% of which is expected to be received in cash in March 2022.

Debt Covenants

The Amended Credit Agreement contains, among others, the following financial covenants which:

•limit the LTV Ratio to no greater than 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1:00 at any time; and
•limit the aggregate capital expenditures to no greater than 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of December 31, 2021.

Interest Rate Swaps

We enter into interest rate swaps to mitigate our exposure to changing interest rates on our variable-rate debt. As of December 31, 2021, we effectively fixed interest rates on $275.0 million of our $300.0 million variable-rate debt at 3.95%, inclusive of applicable spread but before considering patronage dividends. See Note 6 — Interest Rate Swaps to our accompanying consolidated financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the Board may discontinue or suspend the program at any time. During the year ended December 31, 2021, we did not make any repurchases of our common stock under the SRP. As of December 31, 2021, we had 48.9 million shares of common stock outstanding and may repurchase up to an additional $13.7 million in shares under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock.

Short-Term Liquidity and Capital Resources

For the year ended December 31, 2021, net cash provided by operating activities was $47.2 million, a $6.7 million increase from the year ended December 31, 2020. Cash provided by operating activities consisted primarily of proceeds from timber sales, timberland sales and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The increase in net cash provided by operating activities was primarily due to a $3.7 million increase in working capital change due to timing of receipts and payments, including the receipt of the transition services fee in connection with the Triple T Exit, a $3.3 million decrease in cash paid for interest expense, a $1.7 million decrease in cash paid for general and administrative expenses, and a $0.4 million increase in operating distributions received from the Dawsonville Bluffs Joint Venture, offset by a $1.4 million decrease in net proceeds from timberland sales and a $0.7 million decrease in asset management fees.

For the year ended December 31, 2021, net cash provided by investing activities was $137.0 million, $126.2 million higher than the year ended December 31, 2020. We received $85.9 million more in gross proceeds from large dispositions and received $35.0 million of redemption proceeds from the Triple T Exit, offset by a $0.6 million increase in capital expenditures and a $0.3 million decrease in return-of-capital distributions from the Dawsonville Bluffs Joint Venture.

Net cash used in financing activities for the year ended December 31, 2021 was $173.1 million as compared to $50.8 million for the year ended December 31, 2020. We paid down $142.7 million of our outstanding debt balance with net proceeds received from large dispositions and the Triple T Exit during 2021. We paid cash distributions of $23.3 million to our stockholders, funded from net cash provided by operating activities. We paid $5.8 million in interest expense pursuant to the terms of our interest rate swaps, used $0.6 million to repurchase shares of our common stock for tax withholding purposes, and paid $0.4 million in financing costs in connection with our credit agreement amendments in August and October 2021.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand, and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of December 31, 2021, we had a cash balance of $23.0 million and had $253.6 million of additional borrowing capacity under the Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

Over the long term, we expect our primary sources of capital to include net cash flow from operations, including proceeds from timber sales, timberland sales, asset management fees, and distributions from unconsolidated joint ventures, and from other capital raising activities, including proceeds from secured or unsecured financings from banks and other lenders; public offerings of equity or debt securities; and, potentially, large dispositions. Our principal demands for capital include operating expenses, including operating lease obligations, interest expense on any outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions.

Distributions

Our board of directors has authorized cash distributions quarterly. The amount of future distributions that we may pay will be determined by our board of directors as described in the Overview section above. For the year ended December 31, 2021, we declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 11, 2021	February 26, 2021	March 15, 2021	$0.135
May 6, 2021	May 28, 2021	June 15, 2021	$0.135
August 5, 2021	August 31, 2021	September 15, 2021	$0.135
October 15, 2021	November 30, 2021	December 15, 2021	$0.075

For the year ended 2021, we paid total distributions of $23.3 million. The distributions were funded from net cash provided by operating activities.

On February 10, 2022, we declared a cash distribution of $0.075 per share for our common stockholders of record on February 28, 2022, payable on March 15, 2022.

Results of Operations

Overview

For the years ended December 31, 2021 and 2020, we generated total revenues of $102.2 million and $104.3 million, respectively. We generated net income of $58.4 million in 2021 compared to a net loss of $17.5 million in 2020, primarily as a result of recognizing a gain of $35.0 million from the Triple T Exit and a gain of $23.4 million from the Bandon Disposition. We generated Adjusted EBITDA of $49.4 million on the strength of our delivered wood sales model, opportunistic stumpage sales and highly profitable retail timberland sales. Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes and associated depletion expense, changes to associated depletion rates, the level of timberland sales, management fees earned, large dispositions, varying interest expense based on the amount and cost of outstanding borrowings, and performance of our unconsolidated joint ventures.

Selected operational results for each of the years ended December 31, 2021 and 2020 are shown in the following table (dollar amounts in thousands, except for per-acre/per-ton amounts):

	Year Ended December 31,		Change
	2021	2020	%
Consolidated
Timber sales revenue	$72,467	$72,344	—%
Timberland sales revenue	$14,090	$15,642	(10)%
Asset management fees revenue	$11,475	$12,184	(6)%

Timber sales volume (tons)
Pulpwood	1,150,050	1,335,449	(14)%
Sawtimber (1)	896,521	985,914	(9)%
	2,046,571	2,321,363	(12)%

U.S. South
Timber sales revenue	$63,442	$60,798	4%

Timber sales volume (tons)
Pulpwood	1,144,612	1,321,567	(13)%
Sawtimber (1)	811,731	876,854	(7)%
	1,956,343	2,198,421	(11)%

Harvest Mix
Pulpwood	59%	60%
Sawtimber (1)	41%	40%
Delivered % as of total volume	70%	62%
Stumpage % as of total volume	30%	38%

Net timber sales price (per ton) (2)
Pulpwood	$15	$13	17%
Sawtimber (1)	$26	$23	14%

Timberland sales
Gross sales	$14,090	$15,642	(10)%
Acres sold	7,500	9,300	(19)%
% of fee acres	2.0%	2.3%
Price per acre (3)	$1,867	$1,689	11%

Large Dispositions (4)

Gross sales	$7,536	$21,250	(65)%
Acres sold	5,000	14,400	(65)%
Price per acre (6)	$1,522	$1,474	3%
Gain on large dispositions	$759	$1,274	(40)%

Pacific Northwest
Timber sales revenue	$9,025	$11,546	(22)%

Timber sales volume (tons)
Pulpwood	5,438	13,882	(61)%
Sawtimber	84,790	109,060	(22)%
	90,228	122,942	(27)%
Harvest Mix
Pulpwood	6%	11%
Sawtimber	94%	89%
Delivered % as of total volume	100%	97%
Stumpage % as of total volume	—%	3%

Delivered timber sales price (per ton) (2) (5)
Pulpwood	$31	$29	7%
Sawtimber	$104	$104	—%

Large Dispositions (4)
Gross sales	$100,000	$—
Acres sold	18,100	—
Price per acre	$5,536	$—
Gain on large dispositions	$23,449	$—
(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 61,900 tons and 132,200 tons of merchantable inventory, respectively, with a sawtimber mix of 35% and 49%, respectively, for 2021 and 2020.
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
(6)Excludes value of timber reservations, which retained 56,300 tons of merchantable inventory, with a sawtimber mix of 55% for the year ended December 31, 2020.

We generated $72.5 million of timber sales revenue in 2021, substantially the same as in 2020, as a result of $2.6 million higher timber sales revenue from the U.S. South, offset by $2.5 million lower timber sales revenue from the Pacific Northwest.

Our U.S. South timber sales revenue was 4% higher than 2020, despite a planned 11% decrease in harvest volume, as a result of strong pricing for both pulpwood and sawtimber and a higher mix of delivered sales volume. Our harvest volumes from the U.S. South, after taking into consideration current year timberland sales and capital recycling dispositions, continued to reflect consistent productivity on a per-acre basis.

Our realized stumpage prices for pulpwood and sawtimber were 17% and 14% higher, respectively, compared to the prior year, trending with increases in South-wide average prices as tracked by TimberMart-South. Our realized pulpwood and sawtimber stumpage prices held 52% and 38% premiums, respectively, over TimberMart-South

South-wide averages as a result of operating in strong micro-markets where we selectively assembled our prime timberlands portfolio.

We generated $9.0 million in timber sales revenue from the Bandon Property in the Pacific Northwest prior to its disposition in August 2021. As a result of this disposition, our timber sales revenue, contract logging and hauling costs, and depletion derived from the Pacific Northwest for the current year were all significantly lower than 2020. We recognized a gain of $23.4 million from the Bandon Disposition.

In 2021, we sold 7,500 acres of timberland under our retail land sales program, which approximates 2.0% of our weighted average fee acres. We achieved an 11% higher per-acre price than 2020 despite a 19% lower stocking level due to strong market demand.

We earned $11.5 million in asset management fees during 2021, comprised of $11.2 million earned from the Triple T Joint Venture and $0.3 million earned from the Dawsonville Bluffs Joint Venture. Effective September 1, 2021, in conjunction with the Triple T Exit, we earned a monthly management fee of $0.7 million pursuant to the transition services agreement and will continue to do so until the agreement terminates on March 31, 2022.

Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020

Revenues. Revenues for the year ended December 31, 2021 were $102.2 million, $2.1 million lower than the year ended December 31, 2020 as a result of a $1.6 million decrease in timberlands sales revenues and a $0.7 million decrease in asset management fees. Timberland sales revenue decreased in 2021 as a result of selling fewer acres. Acres sold in the current year had an average merchantable timber stocking of 21 tons per acre, which was lower than our portfolio average of 41 tons per acre at the beginning of the year. Asset management fees decreased in connection with the Triple T Exit in the fourth quarter of 2021.

Details of timber sales by product for the years ended December 31, 2021 and 2020 are shown in the following table:

	For the Year Ended December 31, 2020	Changes attributable to:		For the Year Ended December 31, 2021
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$31,497	$2,929	$(1,603)	$32,823
Sawtimber (2)	40,847	2,640	(3,843)	39,644
	$72,344	$5,569	$(5,446)	$72,467
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating expenses. Contract logging and hauling costs was $30.2 million for the year ended December 31, 2021, comparable to the prior year, as a $1.3 million increase in the U.S. South was offset by a $1.3 million decrease in the Pacific Northwest. Our delivered sales volume in the U.S. South increased by 1% despite an 11% decrease in total harvest volume. Our U.S. South blended logging rates increased 4% compared to the prior year primarily due to higher fuel and labor costs in 2021. However, these increased costs were largely offset by higher negotiated delivered wood sales prices, which allowed us to maintain stumpage values. Delivered sales volume in the Pacific Northwest was 24% lower than the prior year as a result of the Bandon Disposition in August, 2021.

Depletion expense decreased 18% to $23.7 million for the year ended December 31, 2021 from $29.1 million for the year ended December 31, 2020 primarily due to a $3.9 million decrease in the U.S. South, driven by an 11% decrease in harvest volume, and a $1.5 million decrease in the Pacific Northwest. The blended depletion rates in the U.S. South decreased 5% from the prior year.

Cost of timberland sales decreased to $9.7 million for the year ended December 31, 2021 from $12.3 million for the year ended December 31, 2020 primarily due to selling fewer acres and lower per-acre cost basis. Timberlands sold in 2021 had lower average merchantable timber stocking than acres sold in 2020.

General and administrative expenses decreased to $13.5 million for the year ended December 31, 2021 from $16.2 million for the year ended December 31, 2020 primarily due to recognizing non-recurring post-employment benefits of $3.5 million in 2020 related to the retirement of our former CEO in January 2020, offset by higher compensation costs primarily as a result of timing of certain incentive compensation accruals.

Other operating expenses decreased by $1.6 million to $6.0 million for the year ended December 31, 2021 primarily as a result of removals of non-cash cost basis of timber related to expired timber reservations and terminated leases in 2020.

Interest expense. Interest expense decreased $2.4 million to $12.7 million for the year ended December 31, 2021 primarily due to a $1.9 million decrease in interest paid, after consideration of interest rate swaps and patronage dividends, and a $0.7 million decrease in amortization of the off-market swap value in the current year, offset by a $0.1 million increase in deferred financing costs amortization and write-offs in 2021. We paid less interest in 2021 as a result of a lower outstanding debt balance compared to the prior year.

Gain on large dispositions. We recognized a gain of $24.2 million from the disposition of 23,100 acres of our wholly-owned timberlands, including the Bandon Disposition, during the year ended December 31, 2021, as compared to recognizing a gain of $1.3 million from the disposition of 14,400 acres of our wholly-owned timberlands in 2020.

Income (loss) from unconsolidated joint ventures. We recognized $0.7 million of income from the Dawsonville Bluffs Joint Venture for the year ended December 31, 2021, as compared to $0.3 million of income from the Dawsonville Bluffs Joint Venture and a $5.0 million HLBV loss from the Triple T Joint Venture in the prior year. We did not recognize any additional losses from the Triple T Joint Venture in 2021 as our equity investment had been written down to zero under the HLBV method of accounting as of December 31, 2020.

Gain on sale of unconsolidated joint venture interests. For the year ended December 31, 2021, we recognized a gain of $35.0 million from the redemption of our common equity interests in the Triple T Joint Venture. See Note 4 — Unconsolidated Joint Ventures to our accompanying consolidated financial statements for further details.

Income taxes. For the year ended December 31, 2021, we recognized $0.7 million of income tax expense, consistent with the year ended December 31, 2020. See Note 12 — Income Taxes to our accompanying consolidated financial statements for additional information.

Net income (loss). For the year ended December 31, 2021, we recognized $58.4 million of net income, as compared to a $17.5 million net loss for the year ended December 31, 2020 primarily due to a $35.0 million gain recognized from the Triple T Exit, a $22.9 million increase in gains from large dispositions, a $12.3 million decrease in total expenses, a $5.4 million increase in income from unconsolidated joint ventures, and a $2.4 million decrease in interest expense, offset by a $2.1 million decrease in total gross revenues. Our net income per diluted share for the year ended December 31, 2021 was $1.20 as compared to a $0.36 per share net loss for the year ended December 31, 2020. We anticipate future net income or losses to fluctuate with timber prices, harvest volumes and mix, depletion rates, timberland sales, gains (losses) on large dispositions, and interest expense based on our level and costs of current and future borrowings.

Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019

For a comparison of our 2020 and 2019 results of operations, see Item 7 — Management's Discussions and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.

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

For the year ended December 31, 2021, Adjusted EBITDA was $49.4 million, a $2.7 million decrease from the year ended December 31, 2020, primarily due to a $1.4 million decrease in net timberland sales and a $0.9 million increase in general and administrative expenses.

Our reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2021 and 2020 follows:

(in thousands)	2021	2020
Net income (loss)	$58,403	$(17,538)
Add:
Depletion	23,729	29,112
Interest expense (1)	10,232	12,070
Amortization (1)	2,622	3,255
Income tax expense (benefit)	675	658
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	126	151
Basis of timberland sold, lease terminations and other (3)	9,325	13,606
Stock-based compensation expense	2,904	3,836
Gain on large dispositions (4)	(24,208)	(1,274)
HLBV loss from unconsolidated joint venture (5)	—	5,000
Gain on sale of unconsolidated joint venture interests	(35,000)	—
Post-employment benefits (6)	41	2,324
Other (7)	558	865
Adjusted EBITDA	$49,407	$52,065
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
(5)Reflects HLBV losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date. We exited the Triple T Joint Venture on October 14, 2021.
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

Segment EBITDA

For the year ended December 31, 2021, Harvest EBITDA was $34.2 million, consistent with the prior year, primarily as a result of strong performance in the U.S. South, which offset a $2.5 million decrease of timber sales revenue from the Pacific Northwest due to the Bandon Disposition. U.S. South timber sales revenue increased 4% despite a 11% planned reduction in harvest volume due to significant improvements in stumpage prices for both pulpwood and sawtimber. Real Estate EBITDA decreased by $1.4 million, or 10%, to $13.4 million as a result of selling 19% fewer acres at a higher price per acre in 2021. Investment Management EBITDA decreased by $0.3 million to $12.3 million for the year ended December 31, 2021 primarily due to a $0.7 million decrease in asset management fee revenues, partially offset by a $0.4 million increase in Adjusted EBITDA generated by the Dawsonville Bluffs Joint Venture.

The following table presents Adjusted EBITDA by reportable segment:

(in thousands)	2021	2020
Harvest	$34,181	$34,190
Real Estate	13,355	14,748
Investment Management	12,284	12,609
Corporate	(10,413)	(9,482)
Total	$49,407	$52,065

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 2009. To qualify to be taxed as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute dividends equal to at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify to be taxed as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for that year and for the four years following the year during which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Critical Accounting Estimates
Our accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, using management's best judgment, in the application of accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s estimates and assumptions or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different amounts of assets, liabilities, revenues, and expenses would have been recorded, thus resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates and assumptions that may impact comparability of our results of operations to those of companies in similar businesses.
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

Evaluating the Recoverability of Timber Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our timber assets may not be recoverable. Examples of such circumstances include, but are not limited to, a significant decrease in market price of timber assets, a significant adverse change in the extent or manner in which timber assets are being used, a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets, or adverse impacts from natural disasters such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding and other factors that could negatively impact our timber production. When indicators of potential impairment are present, we assess the recoverability of our timber assets by determining whether their carrying value exceeds the sum of the undiscounted future operating cash flows expected from the use of these assets and their eventual dispositions (the "Recoverable Amount"). If the assets' carrying value exceeds the Recoverable Amount, impairment losses would be recognized as the difference between the assets' carrying values and the estimated fair values. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the sum of discounted cash flows, including estimated salvage value, using data from one harvest cycle. We have determined that there has been no impairment of our timber assets as of December 31, 2021.
Evaluating the Recoverability of Investments in Unconsolidated Joint Ventures

We evaluate the recoverability of our investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, we estimate the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, we assess whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, we consider the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) our intent and ability to retain our interest long enough for a recovery in market value. If we conclude that the impairment is "other than temporary," we reduce the investment to its estimated fair value. We have determined that there has been no impairment of our investments in unconsolidated joint ventures as of December 31, 2021.

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

Subsequent Events
See Note 16 — Subsequent Event to our accompanying consolidated financial statements for details of events and transactions occurring after the year ended December 31, 2021.

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

As of December 31, 2021, we had the following debt balances outstanding under the Amended Credit Agreement:

(in thousands)	Maturity Date
Credit Facility		Interest Rate (1)	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$84,706
Term Loan A-2	12/01/2026	LIBOR + 1.90%	$89,706
Term Loan A-4	08/22/2025	LIBOR + 1.70%	$125,588
Total Principal Balance			$300,000
(1)The applicable LIBOR margin on the Revolving Credit Facility and the Multi-Draw Term Facility ranges from a base rate plus between 0.50% to 1.20% or a LIBOR rate plus 1.50% to 2.20%, depending on the LTV ratio. The unused commitment fee rates also depend on the LTV ratio.

As of December 31, 2021, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	$75,000
Total					$275,000

As of December 31, 2021, after consideration of the interest rate swaps, $25.0 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million is subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of December 31, 2021, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$7,059	$10,466	$7,475	$—	$25,000
Effectively fixed-rate debt	$—	$—	$77,647	$115,122	$82,231	$—	$275,000
Average interest rate (1):
Variable-rate debt	—%	—%	1.85%	1.80%	2.00%	—%	1.88%
Effectively fixed-rate debt	—%	—%	3.95%	3.95%	3.95%	—%	3.95%
(1)     Inclusive of applicable spread but before considering patronage dividends.

As of December 31, 2021, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.77%, before considering patronage dividends. A 1.0% change in interest rates would result in a change in interest expense of $0.3 million per year. The amount of effectively variable-rate debt outstanding in the future will be largely dependent upon the level of cash from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt and the acquisition of timberland properties.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2021. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management believes that, as of December 31, 2021, our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm and the auditor of our consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 and issued an attestation report. The report appears on page F-4 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
Not applicable.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") with the SEC, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is information regarding our executive officers as of the date of this report.

Name	Age	Position(s)
Brian M. Davis	52	Chief Executive Officer, President and Director
Todd P. Reitz	51	Chief Resources Officer and Senior Vice President
Ursula Godoy-Arbelaez	41	Chief Financial Officer, Senior Vice President, and Treasurer
Lesley H. Solomon	50	General Counsel and Secretary

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

Todd P. Reitz has served as our Chief Resources Officer and Senior Vice President since January 2020, having previously served as our Senior Vice President, Forest Resources from March 2017 to January 2020. Mr. Reitz was designated as our principal operating officer in October 2018. Mr. Reitz has more than 25 years of experience in the timber industry with extensive marketing, harvesting, silviculture and business development experience across the U.S. South from East Texas to Virginia. From 2016 to 2017, Mr. Reitz served as the Atlantic South Regional Marketing Manager for Weyerhaeuser Company with operational oversight for all log and pulpwood production from East Alabama to Virginia. Mr. Reitz served as the Director of Export Business from 2013 to 2016 and as Senior Resource Manager from 2005 to 2013 at Plum Creek Timber Company, Inc., which he joined in 1997. From 1994 to 1997, Mr. Reitz worked for Stone Container Corporation, recruiting new landowners for future procurement and fiber sourcing. Mr. Reitz received his Bachelor of Science in Forest Management from Texas A&M University.

Ursula Godoy-Arbelaez has served as our Chief Financial Officer, Senior Vice President and Treasurer since January 2020, having previously served as our Vice President and Treasurer from May 2018 to January 2020, as our Treasurer from February 2018 to May 2018, and as our Director of Finance from October 2013 to February 2018. Ms. Godoy-Arbelaez has 20 years of experience in Treasury, Finance, Risk Management and Accounting with a specialization in the timber and real estate industry. Ms. Godoy-Arbelaez previously served as Director of Finance of Wells TIMO from December 2011 until October 2013, as Finance Consultant from January 2009 until December 2011, and as Senior Financial Analyst from February 2008 to January 2009. From 2002 until joining Wells TIMO in 2008, Ms. Godoy-Arbelaez worked at Wells Real Estate Funds, Inc. where she held various positions in finance, treasury and accounting. Ms. Godoy-Arbelaez received a Bachelor of Business Administration in Accounting and a Master of Business Administration in Finance from Georgia State University.

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

The other information required by this Item is incorporated by reference from the following sections of our 2022 Proxy Statement:

•"Your Board of Directors — Proposal No. 1: Election of Directors — Director Nominees,"
•"Your Board of Directors — Board Committees — Audit Committee,"
•"Stock Ownership", and
•"Corporate Governance — Code of Business Conduct and Ethics."

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the following sections of our 2022 Proxy Statement:

•"Executive Compensation — Report of the Compensation Committee,"
•"Executive Compensation — Compensation Discussion and Analysis," and
•"Executive Compensation — Summary of Executive Compensation."

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the following sections of our 2022 Proxy Statement:

•"Executive Compensation — Summary of Executive Compensation," and
•"Stock Ownership."

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the following sections of our 2022 Proxy Statement:

•"Corporate Governance — Related Person Transactions Policy," and
•"Corporate Governance — Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the following sections of our 2022 Proxy Statement:

•"Audit Committee Matters — Principal Auditor Fees," and
•"Audit Committee Matters — Preapproval Policies."

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)      1. Below is a list of the financial statements filed herewith.

2. All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.
3. The Exhibits listed below are provided in response to Item 601 of Regulation S-K. Exhibits not filed or furnished herewith are incorporated by reference to exhibits previously filed with the SEC. Our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, and Annual Reports on Form 10-K are filed with the SEC under File No. 001-36239. Our Registration Statements have the file numbers noted wherever such registration statements are identified in the following list of exhibits. We will furnish a copy of any exhibit to stockholders without charge upon written request to Investor Relations, CatchMark Timber Trust, Inc., 5 Concourse Parkway, Suite 2650, Atlanta, GA 30328; email to info@catchmark.com; or call 855-858-9794.

Exhibit Number	Description	Reference

3.1	Sixth Articles of Amendment and Restatement	Form 10-Q for the quarter ended June 30, 2013 filed on August 12, 2013, Exhibit 3.1

3.2	First Articles of Amendment to the Sixth Articles of Amendment and Restatement	Form S-11 (File No. 333-191322) filed on September 23, 2013, Exhibit 3.2

3.3	Articles of Amendment	Form 8-K filed on October 25, 2013, Exhibit 3.1

3.4	Articles of Amendment	Form 8-K filed on October 25, 2013, Exhibit 3.2

3.5	Articles Supplementary	Form 8-K filed on October 25, 2013, Exhibit 3.3

3.6	Amended and Restated Bylaws	Form S-8 (File No. 333-191916) filed on October 25, 2013, Exhibit 3.6

3.7	Amendment No. 1 to Amended and Restated Bylaws	Form 8-K filed on January 30, 2020, Exhibit 3.1

Exhibit Number		Description	Reference

4.1		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Form 10-K for the year ended December 31, 2019 filed on February 28, 2020, Exhibit 4.1

10.1		Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber Operating Partnership, L.P., dated as of October 31, 2018	Form 10-K for the year ended December 31, 2018 filed on March 1, 2019, Exhibit 10.1

10.2		First Amendment to Second Amended and Restated Agreement of Limited Partnership of CatchMark Timber Operating Partnership, L.P. dated as of June 28, 2019	Form 10-Q for the period ended June 30, 2019 filed on August 1, 2019, Exhibit 10.1

10.3	+	CatchMark Timber Trust, Inc. 2017 Incentive Plan	Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017, Exhibit 10.1

10.4	+	CatchMark Timber Trust, Inc. Amended and Restated Independent Directors Compensation Plan (effective as of April 28, 2020)	Form 10-Q for the period ended June 30, 2020 filed on August 3, 2020, Exhibit 10.1

10.5	+	Form of Time-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan	Form 10-K for the year ended December 31, 2019 filed on February 28, 2020, Exhibit 10.11

10.6	+	Form of Time-Based LTIP Unit Award Certificate under the CatchMark Timber Trust Inc. 2017 Incentive Plan	Form 10-K for the year ended December 31, 2019 filed on February 28, 2020, Exhibit 10.12

10.7	+	Form of Performance-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan	Form 10-K for the year ended December 31, 2019 filed on February 28, 2020, Exhibit 10.13

10.8	+	Form of Performance-Based LTIP Unit Award Certificate under the CatchMark Timber Trust, Inc. 2017 Incentive Plan	Form 10-K for the year ended December 31, 2019 filed on February 28, 2020, Exhibit 10.14

10.9	+	Form of Distribution Equivalent Award Certificate with respect to Restricted Stock Awards under the CatchMark Timber Trust, Inc. 2017 Incentive Plan	Form 10-K for the year ended December 31, 2018 filed on March 1, 2019, Exhibit 10.14

10.10	+	Form of Distribution Equivalent Award Certificate with respect to LTIP Unit Awards under the CatchMark Timber Trust Inc. 2017 Incentive Plan	Form 10-K for the year ended December 31, 2018 filed on March 1, 2019, Exhibit 10.15

10.11	+	Form of Time-Based Restricted Stock Award Certificate for Independent Directors under the Independent Director Compensation Plan	Form 10-Q for the period ended June 30, 2019 filed on August 1, 2019, Exhibit 10.3

10.12	+	Form of Long-Term Incentive Plan Unit Award Certificate for Independent Directors under the Independent Director Compensation Plan	Form 10-Q for the period ended June 30, 2019 filed on August 1, 2019, Exhibit 10.4

10.13	+	CatchMark Timber Trust, Inc. 2021 Incentive Plan (“2021 Incentive Plan”)	Form 8-K filed on June 25, 2021, Exhibit 10.1

10.14	+	Form of Restricted Stock Award Certificate for Independent Directors under the Independent Director Compensation Plan and the 2021 Incentive Plan	Form 10-Q for the period ended June 30, 2021 filed on August 5, 2021, Exhibit 10.2

10.15	+	Form of Long-Term Incentive Plan Unit Award Certificate for Independent Directors under the Independent Director Compensation Plan and the 2021 Incentive Plan	Form 10-Q for the period ended June 30, 2021 filed on August 5, 2021, Exhibit 10.3

10.16	+	Amended and Restated Employment Agreement, dated as of March 11, 2021, by and among CatchMark Timber Trust, Inc., CTT Employee, LLC and Brian M. Davis	Form 8-K filed on March 17, 2021, Exhibit 10.1

10.17		Form of Indemnification Agreement	Form S-11 (File No. 333-191322) filed on September 23, 2013, Exhibit 10.12

10.18
Fifth Amended and Restated Credit Agreement, dated as of December 1, 2017, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, AgFirst Farm Credit Bank, Cooperatieve Rabobank U.A., New York Branch, and certain financial institutions named therein
Form 8-K filed December 7, 2017, Exhibit 10.1 Form 8-K/ A filed on January 5, 2018, Exhibit 10.4

10.19		Consent and Amendment Agreement, dated as of June 29, 2018, by and among CatchMark Timber Trust, Inc. and its wholly-owned subsidiaries, CatchMark Timber Operating Partnership, L.P., CoBank, ACB, and certain financial institutions named therein	Form 8-K filed on July 5, 2018, Exhibit 10.1

10.20
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
Form 10-K for the year ended December 31, 2018 filed on March 1, 2019, Exhibit 10.24

10.21		Consent and Second Agreement Regarding Amendments, dated as of June 28, 2019, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein	Form 10-Q for the period ended June 30, 2019 filed on August 1, 2019, Exhibit 10.5

10.22		Third Agreement Regarding Amendments, dated as of February 12, 2020, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein	Form 10-Q for the quarter ended March 31, 2020 filed on May 4, 2020, Exhibit 10.2

10.23		Fourth Agreement Regarding Amendments, dated as of May 1, 2020, by and among CatchMark Timber Operating Partnership, L.P., CoBank ACB and certain financial institutions named therein	Form 10-Q for the period ended June 30, 2020 filed on August 3, 2020, Exhibit 10.2

10.24
Fifth Agreement Regarding Consents and Amendments, dated as of August 4, 2021, by and among the Company, the Borrower, the Company’s wholly-owned subsidiaries, CoBank, ACB, as administrative agent, and certain financial institutions named therein, as lenders
Form 8-K filed on August 5, 2021, Exhibit 10.1

10.25	* ^
Sixth Agreement Regarding Consents and Amendments, dated as of October 14, 2021, by and among the Company, the Borrower, the Company’s wholly-owned subsidiaries, CoBank, ACB, as administrative agent, and certain financial institutions named therein, as lenders

10.26
Fourth Amended and Restated Security Agreement, dated as of December 1, 2017, made by CatchMark Timber Trust, Inc., CatchMark LP Holder, LLC, CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC, CatchMark Texas Timberlands, L.P., CatchMark TRS Management, LLC, CatchMark TRS Harvesting Operations II, LLC, CatchMark Southern Holdings II GP, LLC, CatchMark Southern Timberlands II, L.P., CatchMark South Carolina Timberlands, LLC and CatchMark TRS Investments, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party
Form 8-K filed on December 7, 2017, Exhibit 10.2

10.27
Fourth Amended and Restated Pledge Agreement, dated as of December 1, 2017, made by CatchMark Timber Trust, Inc., CatchMark LP Holder, LLC, CatchMark Timber Operating Partnership, L.P., Timberlands II, LLC, CatchMark Timber TRS, Inc., CatchMark TRS Harvesting Operations, LLC, CatchMark HBU, LLC, CatchMark Texas Timberlands GP, LLC, CatchMark Texas Timberlands, L.P., CatchMark TRS Management, LLC, CatchMark TRS Harvesting Operations II, LLC, CatchMark Southern Holdings II GP, LLC, CatchMark Southern Timberlands II, L.P., CatchMark South Carolina Timberlands, LLC and CatchMark TRS Investments, LLC in favor of CoBank, ACB, as administrative agent for the benefit of itself and each Lender Party
Form 8-K filed on December 7, 2017, Exhibit 10.3

10.28		Purchase and Sale Agreement, effective as of June 21, 2021, by and among Roseburg Resources Co., Timberlands II, LLC and Fidelity National Title Group	Form 10-Q for the period ended June 30, 2021 filed on August 5, 2021, Exhibit 10.4

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Deloitte & Touche LLP

23.2	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	Financial Statements of TexMark Timber Treasury, L.P. as of and for the period from January 1, 2021 through October 14, 2021 (unaudited) and the years ended December 31, 2020 and 2019 (audited)

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*		Filed herewith.
+		Management contract or compensatory plan or arrangement.
^		Portions of this exhibit have been omitted for confidential treatment.

    (b)        See (a) 3 above.
    (c)        See (a) 2 above.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of March 2022.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	March 3, 2022	By:	/s/ BRIAN M. DAVIS
Brian M. Davis Chief Executive Officer and President

Signature	Title	Date

/s/ BRIAN M. DAVIS	Chief Executive Officer, President and Director	March 3, 2022
Brian M. Davis	(Principal Executive Officer)

/s/ URSULA GODOY-ARBELAEZ	Chief Financial Officer, Senior Vice President and Treasurer	March 3, 2022
Ursula Godoy-Arbelaez	(Principal Financial Officer and Principal Accounting Officer)

/s/ DOUGLAS D. RUBENSTEIN	Chairman of the Board	March 3, 2022
Douglas D. Rubenstein

/s/ TIM E. BENTSEN	Independent Director	March 3, 2022
Tim E. Bentsen

/s/ JAMES M. DECOSMO	Independent Director	March 3, 2022
James M. DeCosmo

/s/ PAUL S. FISHER	Independent Director	March 3, 2022
Paul S. Fisher

/s/ MARY E. MCBRIDE	Independent Director	March 3, 2022
Mary E. McBride

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CatchMark Timber Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CatchMark Timber Trust, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Depletion of Timber — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes depletion expense as timber is harvested utilizing the straight-line method. Under the straight-line method, depletion rates are established at least annually for each product-type within each region by dividing the merchantable timber inventory book value by the merchantable timber inventory volumes, as measured in tons. Depletion expense is then determined by applying the applicable depletion rate to each ton of timber harvested during the period. The determination of depletion rates requires management to estimate standing merchantable inventory volumes, including the annual volumes of timber growth and the annual volumes of premerchantable timber that have become merchantable. The Company recognized depletion expense of $23.7 million during the year ended December 31, 2021 and the carrying value of the Company’s Timber and timberlands, net, totaled $466.1 million as of December 31, 2021.

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

b.We assessed the reasonableness of depletion expense by analyzing the 2021 depletion rates compared to prior year amounts and the 2021 depletion expense as a percentage of timber sales.

c.We developed an independent expectation of 2021 depletion expense based on prior year depletion rates and current year volumes of timber harvested and compared our expectation to recorded depletion expense.

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

ii.Assessed the reasonableness of the annual growth rates by comparing the amounts to published industry data.

iii.Assessed the reasonableness of the annual volume of pre-merchantable timber that became merchantable by comparing the amounts to published industry data.

/s/ Deloitte & Touche LLP

Atlanta, GA
March 3, 2022

We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CatchMark Timber Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CatchMark Timber Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 3, 2022, expressed an unqualified opinion on those financial statements.

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
March 3, 2022

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per-share amounts)

	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$22,963	$11,924
Accounts receivable	5,436	8,333
Prepaid expenses and other assets	6,294	5,878
Operating lease right-of-use asset (Note 7)	2,527	2,831
Deferred financing costs	2,606	167
Timber assets (Note 3):
Timber and timberlands, net	466,130	576,680
Intangible lease assets	1	5
Investments in unconsolidated joint ventures (Note 4)	1,353	1,510
Total assets	$507,310	$607,328

Liabilities:
Accounts payable and accrued expenses	$3,677	$4,808
Operating lease liability (Note 7)	2,707	2,988
Other liabilities	18,683	32,130
Notes payable and lines of credit, net of deferred financing costs (Note 5)	298,247	437,490
Total liabilities	323,314	477,416

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 shares authorized; 48,888 and 48,765 shares issued and outstanding as of December 31, 2021 and 2020, respectively	489	488
Additional paid-in capital	729,960	728,662
Accumulated deficit and distributions	(537,477)	(572,493)
Accumulated other comprehensive loss	(11,217)	(27,893)
Total stockholders’ equity	181,755	128,764
Noncontrolling Interests (Note 8)	2,241	1,148
Total equity	183,996	129,912
Total liabilities and equity	$507,310	$607,328

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per-share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Timber sales	$72,467	$72,344	$72,557
Timberland sales	14,090	15,642	17,572
Asset management fees	11,475	12,184	11,948
Other revenues	4,129	4,120	4,632
	102,161	104,290	106,709
Expenses:
Contract logging and hauling costs	30,172	30,103	31,129
Depletion	23,729	29,112	28,064
Cost of timberland sales	9,664	12,290	15,067
Forestry management expenses	6,982	6,892	6,691
General and administrative expenses	13,452	16,225	13,300
Land rent expense	292	447	524
Other operating expenses	6,006	7,577	6,460
	90,297	102,646	101,235

Other income (expense):
Interest income	2	51	204
Interest expense	(12,679)	(15,123)	(18,616)
Gain on large dispositions	24,208	1,274	7,961
	11,531	(13,798)	(10,451)

Income (loss) before unconsolidated joint ventures and income taxes	23,395	(12,154)	(4,977)
Income (loss) from unconsolidated joint ventures (Note 4)	683	(4,726)	(89,471)
Gain on sale of unconsolidated joint venture interests	35,000	—	—
Income (loss) before income taxes	59,078	(16,880)	(94,448)
Income tax (expense) benefit (Note 12)	(675)	(658)	1,127
Net income (loss)	58,403	(17,538)	(93,321)
Net income (loss) attributable to noncontrolling interests (Note 8)	141	(30)	—
Net income (loss) attributable to common stockholders	$58,262	$(17,508)	$(93,321)

Weighted-average common shares outstanding — basic	48,420	48,816	49,038
Income (loss) per share — basic	$1.20	$(0.36)	$(1.90)

Weighted-average common shares outstanding — diluted	48,481	48,816	49,038
Income (loss) per share — diluted	$1.20	$(0.36)	$(1.90)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$58,403	$(17,538)	$(93,321)
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	16,708	(19,645)	(8,284)
Comprehensive income (loss)	75,111	(37,183)	(101,605)
Comprehensive income (loss) attributable to noncontrolling interests	32	(28)	—
Comprehensive income (loss) attributable to common stockholders	$75,079	$(37,155)	$(101,605)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2018	49,127	$492	$730,416	$(409,260)	$8	$321,656	$—	$321,656
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	210	2	1,858	—	—	1,860	565	2,425
Dividends on common stock ($0.54 per share)	—	—	—	(26,266)	—	(26,266)	—	(26,266)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Repurchase of common stock	(329)	(4)	(3,000)	—	—	(3,004)	—	(3,004)
Net loss	—	—	—	(93,321)	—	(93,321)	—	(93,321)
Other comprehensive loss	—	—	—	—	(8,284)	(8,284)	—	(8,284)
Balance, December 31, 2019	49,008	$490	$729,274	$(528,847)	$(8,276)	$192,641	$562	$193,203
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	118	1	2,006	—	—	2,007	769	2,776
Dividends on common stock ($0.54 per share)	—	—	—	(26,138)	—	(26,138)	—	(26,138)
Distributions to noncontrolling interests	—	—	—	—	—	—	(125)	(125)
Repurchase of common stock	(361)	(3)	(2,618)	—	—	(2,621)	—	(2,621)
Net loss	—	—	—	(17,508)	—	(17,508)	(30)	(17,538)
Other comprehensive loss	—	—	—	—	(19,617)	(19,617)	(28)	(19,645)
Balance, December 31, 2020	48,765	$488	$728,662	$(572,493)	$(27,893)	$128,764	$1,148	$129,912
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	123	1	1,298	—	—	1,299	1,000	2,299
Dividends on common stock ($0.48 per share)	—	—	—	(23,246)	—	(23,246)	—	(23,246)
Distributions to noncontrolling interests	—	—	—	—	—	—	(80)	(80)
Net income	—	—	—	58,262	—	58,262	141	58,403
Other comprehensive income	—	—	—	—	16,676	16,676	32	16,708
Balance, December 31, 2021	48,888	$489	$729,960	$(537,477)	$(11,217)	$181,755	$2,241	$183,996

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$58,403	$(17,538)	$(93,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	23,729	29,112	28,064
Basis of timberland sold, lease terminations and other	9,325	13,606	14,964
Stock-based compensation expense	2,904	3,836	2,790
Noncash interest expense	2,448	3,053	1,559
Noncash lease expense	21	36	53
Other amortization	153	166	174
Gain on large dispositions	(24,208)	(1,274)	(7,961)
(Income) loss from unconsolidated joint ventures	(683)	4,726	89,471
Gain on sale of unconsolidated joint venture interests	(35,000)	—	—
Operating distributions from unconsolidated joint ventures	683	274	978
Deferred income tax expense (benefit)	470	658	(1,127)
Interest paid under swaps with other-than-insignificant financing element	5,772	4,328	115
Changes in assets and liabilities:
Accounts receivable	1,920	(1,340)	(1,473)
Prepaid expenses and other assets	(208)	(120)	256
Accounts payable and accrued expenses	(865)	916	(1,309)
Other liabilities	2,305	16	(291)
Net cash provided by operating activities	47,169	40,455	32,942

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	—	—	(1,973)
Capital expenditures (excluding timberland acquisitions)	(4,908)	(5,527)	(4,178)
Proceeds from sale of (investments in) unconsolidated joint ventures	35,000	(5,000)	—
Distributions from unconsolidated joint ventures	157	455	3,830
Net proceeds from large dispositions	106,763	20,863	25,151
Net cash provided by investing activities	137,012	10,791	22,830

Cash Flows from Financing Activities:
Repayments of notes payable	(142,705)	(20,850)	(20,064)
Proceeds from notes payable	—	5,000	—
Financing costs paid	(422)	(1,031)	(82)
Interest paid under swaps with other-than-insignificant financing element	(5,772)	(4,328)	(115)
Dividends/distributions paid	(23,326)	(26,263)	(26,269)
Repurchase of common shares	(311)	(2,285)	(3,004)
Repurchase of common shares for minimum tax withholding	(606)	(1,052)	(365)
Net cash used in financing activities	(173,142)	(50,809)	(49,899)
Net change in cash and cash equivalents	11,039	437	5,873
Cash and cash equivalents, beginning of period	11,924	11,487	5,614
Cash and cash equivalents, end of period	$22,963	$11,924	$11,487

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020, AND 2019

1.Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.76% of its Common Units. CatchMark LP Holder, LLC (“CatchMark LP Holder”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust, is the sole limited partner of CatchMark Timber OP and owns 0.01% of its Common Units. The remaining 0.23% of CatchMark Timber OP's Common Units are owned by current and former officers and directors of CatchMark Timber Trust. In addition, CatchMark Timber Trust conducts certain aspects of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to “CatchMark” shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

Accounts Receivable

Accounts receivable mainly consists of timber sales receivable, asset management fees receivable, and patronage dividends receivable. Accounts receivable are recorded at the original amount earned, net of allowances for doubtful accounts, which approximates fair value. Accounts receivable are deemed past due based on their respective payment terms. Management assesses the realizability of accounts receivable on an ongoing basis and provides for allowances based on expected losses. As of December 31, 2021, the accounts receivable balance included $3.4 million of estimated patronage dividends due from CatchMark's lenders, which it expects to receive in March 2022. See Note 5 — Notes payable and lines of credit for further information regarding the patronage dividends.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are generally comprised of fair value of interest rate swaps, earnest money, equity in patronage banks, prepaid insurance, prepaid rent, deferred tax assets, prepaid operating costs, fixed assets, and deferred costs associated with pending acquisitions. Prepaid expenses are expensed over the applicable usage period or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Deferred financing costs relating to credit facilities with an outstanding balance are presented as a direct deduction from the carrying amount of the related debt liability on the accompanying consolidated balance sheets and costs associated with credit facilities that did not have outstanding balances are presented as an asset on the accompanying consolidated balance sheets.

For further information regarding CatchMark's Amended Credit Agreement, outstanding balance of debt and associated deferred financing costs, please refer to Note 5 — Notes payable and lines of credit. CatchMark recognized amortization of deferred financing costs for the years ended December 31, 2021, 2020, and 2019 of $1.5 million, $1.4 million, and $1.0 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

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

Evaluating the Recoverability of Timber Assets

CatchMark continually monitors events and changes in circumstances that could indicate that the carrying amounts of its timber assets may not be recoverable. Examples of such circumstances include, but are not limited to, a significant decrease in market price of timber assets, a significant adverse change in the extent or manner in which timber assets are being used, a significant adverse change in legal factors or in the business climate that could affect the value of the timber assets, or adverse impacts from natural disasters such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding and other factors that could negatively impact our timber production. When indicators of potential impairment are present, CatchMark assesses the recoverability of its timber assets by determining whether their carrying value exceeds the sum of the undiscounted future operating cash flows expected from the use of these assets and their eventual dispositions (the "Recoverable Amount"). If the assets' carrying value exceeds the Recoverable Amount, impairment losses would be recognized as the difference between the assets' carrying values and the estimated fair values. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the sum of discounted cash flows, including estimated salvage value, using data from one harvest cycle. CatchMark has determined that there has been no impairment of its timber assets as of December 31, 2021.

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

Noncontrolling Interests

CatchMark recognizes noncontrolling interests related to Common Units and LTIP Units of CatchMark Timber OP. See Note 8 — Noncontrolling Interests for further information.

Revenue Recognition

Pursuant to ASU 2014-09, Revenue from Contracts with Customers (Topic 606), CatchMark recognizes revenue when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. CatchMark derives a majority of its revenues from timber sales, timberland sales, asset management fees, and recreational leases, where the original expected contract duration is generally one year or less. CatchMark has elected the disclosure exemption available under Topic 606 considering it generally satisfies its performance obligations within one year of entering into contracts and collects payments within a month of satisfying its performance obligation.

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

Large Dispositions

Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities, including, but not limited to redeployment into more desirable timberland investments, paying down outstanding debt, or repurchasing shares of CatchMark's common stock. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land's timber production value. Such dispositions are infrequent in nature, are not part of core operations, and would cause material variances in comparative results if not reported separately. Large dispositions are accounted for in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which require that dispositions of long-lived assets that are not a discontinued operation be accounted for on a net basis and included in income from continuing operations before income taxes in accordance with ASC 360, Property, Plant and Equipment. Proceeds from sales designated as large dispositions are classified as cash flows from investing activities in the accompanying consolidated statements of cash flows.

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

Earnings Per Share Attributable to Common Stockholders

Basic earnings (loss) per common share is calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding, exclusive of shares of restricted stock, during the period. Diluted earnings (loss) per share equals basic earnings (loss) per common share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. The following table provides the reconciliation of CatchMark's basic weighted-average common shares to diluted weighted-average common shares for the year ended December 31, 2021:

Year Ended December 31, 2021
Weighted-average common shares outstanding - basic	48,420
Effect of potentially dilutive securities	61
Weighted-average common shares outstanding - diluted	48,481
Anti-dilutive shares excluded from diluted weighted-average common shares	171

For the year ended December 31, 2021, potentially dilutive securities included unvested shares of service-based restricted stock, contingently issuable performance-based restricted stock and LTIP Units as of December 31, 2021. Vested Common Units have been excluded from the computation of earnings per common share because all income attributable to the Common Units has been recorded as noncontrolling interests and excluded from net income attributable to common stockholders.

All potentially dilutive securities outstanding during the years ended December 31, 2020 and 2019 were anti-dilutive as a result of CatchMark incurring a net loss for each of the respective periods.

Income Taxes

CatchMark Timber Trust has elected to be taxed as a REIT under the Code and has qualified to be taxed as a REIT since the year ended December 31, 2009. As a REIT, CatchMark Timber Trust is generally not subject to federal income taxes provided that it meets certain ownership, distribution, income, asset, and other REIT qualification tests.

CatchMark has jointly elected with CatchMark TRS to treat CatchMark TRS as a taxable REIT subsidiary of CatchMark. CatchMark conducts its delivered log business and may perform certain non-customary services, including real estate or non-real-estate related services, through CatchMark TRS. Earnings from services performed through CatchMark TRS are subject to federal and state income taxes irrespective of the dividends paid deduction available to REITs for federal income tax purposes.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires acquiring entities to recognize and measure contract assets and contract liabilities in a business combination. This ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022. CatchMark is currently assessing the impact ASU 2021-08 will have on its consolidated financial statements.

3.Timber Assets

As of December 31, 2021 and 2020, timber and timberlands consisted of the following, respectively:

	As of December 31, 2021
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$185,449	$18,260	$167,189
Timberlands	298,777	—	298,777
Mainline roads	1,052	888	164
Timber and timberlands	$485,278	$19,148	$466,130

	As of December 31, 2020
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$278,361	$29,112	$249,249
Timberlands	327,089	—	327,089
Mainline roads	1,176	834	342
Timber and timberlands	$606,626	$29,946	$576,680

Timberland Acquisitions

CatchMark did not complete any timberland acquisitions in 2021 and 2020. For the year ended December 31, 2019, CatchMark acquired 900 acres of timberland located in South Carolina for $1.9 million, excluding closing costs.

Timberland Sales

During the years ended December 31, 2021, 2020, and 2019, CatchMark sold 7,500 acres, 9,300 acres, and 9,200 acres of timberland, respectively, for $14.1 million, $15.6 million, and $17.6 million, respectively. CatchMark’s cost basis in the timberland sold was $8.9 million, $11.4 million, and $14.1 million, respectively.

Large Dispositions

During the year ended December 31, 2021, CatchMark completed two large dispositions, including one in the U.S. South and one in the Pacific Northwest. In the U.S. South, CatchMark sold 5,000 acres of its wholly-owned timberlands in Georgia for $7.5 million. CatchMark's cost basis was $6.6 million and CatchMark recognized a gain of $0.8 million. Of the total net proceeds, $7.3 million was used to pay down CatchMark's outstanding debt balance. In the Pacific Northwest, CatchMark sold approximately 18,100 acres of its wholly-owned timberlands in Oregon (the "Bandon Disposition") for $100.0 million. CatchMark's cost basis was $76.0 million and CatchMark recognized a gain of $23.4 million. Of the total net proceeds, $95.4 million was used to pay down CatchMark's outstanding debt balance.

The disposition of the Bandon property was not considered a strategic shift that had or will have a major effect on CatchMark's operations or financial results and, therefore, did not meet the requirements for presentation as discontinued operations. Condensed income statement information for the Bandon property is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues	$9,028	$11,553	$5,336
Depletion expense	$5,468	$6,988	$4,046
Other operating expenses (1)	$5,875	$1,355	$3,548
	$(2,315)	$3,210	$(2,258)
(1)Excludes general and administrative expense and interest expense, which are not allocated to the property level.

During the years ended December 31, 2020 and 2019, CatchMark completed the disposition of 14,400 acres and 14,400 acres of its wholly-owned timberlands for $21.3 million and $25.4 million, respectively. CatchMark's cost basis was $19.6 million and $17.2 million, respectively. CatchMark recognized $1.3 million and $8.0 million of gain, respectively. Of the total net proceeds received, $20.9 million and $20.1 million were used to pay down CatchMark's outstanding debt balance in 2020 and 2019, respectively.

Timberland sales and large disposition acreage by state is listed below:

Acres Sold In (1):	2021	2020	2019
Timberland Sales
Alabama	2,000	2,600	800
Florida	500	1,500	—
Georgia	4,900	2,800	1,000
North Carolina	—	100	500
South Carolina	100	2,000	6,900
Tennessee	—	300	—
	7,500	9,300	9,200
Large Dispositions
Alabama	—	—	2,100
Georgia	5,000	14,400	12,300
Oregon	18,100	—	—
	23,100	14,400	14,400

Total	30,600	23,700	23,600
(1)     Represents CatchMark's wholly-owned acreage only; excludes acreage disposed of by joint ventures.

Current Timberland Portfolio

As of December 31, 2021, CatchMark directly owned interests in 369,700 acres of timberlands in the U.S. South, 355,900 acres of which were fee-simple interests and 13,800 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of December 31, 2021 (1)	Fee	Lease	Total
Alabama	65,400	1,800	67,200
Georgia	220,900	12,000	232,900
South Carolina	69,600	—	69,600
Total	355,900	13,800	369,700
(1)     Represents CatchMark's wholly-owned acreage only.

4.    Unconsolidated Joint Ventures

As of December 31, 2020 and 2019, CatchMark owned interests in two joint ventures with unrelated parties: the Triple T Joint Venture and the Dawsonville Bluffs Joint Venture (each as defined and described below). CatchMark accounts for these investments using the equity method of accounting. On October 14, 2021, CatchMark redeemed its interests in the Triple T Joint Venture (as described below). As of December 31, 2021, CatchMark continued to own its interest in the Dawsonville Bluffs Joint Venture.

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

As of December 31, 2020, CatchMark had recognized cumulative HLBV losses of $205.0 million, reducing the carrying value of its investment to zero. On October 14, 2021, CatchMark entered into a recapitalization and redemption agreement with the Triple T Joint Venture and the preferred limited partners of the Triple T Joint Venture for the redemption of CatchMark’s common equity interests in the Triple T Joint Venture in exchange for $35.0 million in cash (the “Triple T Exit”). The Triple T Exit closed concurrently with the signing of the recapitalization and redemption agreement. CatchMark recognized the $35.0 million of redemption proceeds as a gain on sale of unconsolidated joint venture interests on its consolidated statements of operations in accordance with ASC 323-10. CatchMark used the proceeds received from the Triple T Exit, including the $5.0 million fee received for transition services (see below for more information), to pay down its outstanding debt.

The Triple T Joint Venture was a significant equity method investee of CatchMark for the years ended December 31, 2020 and 2019, as determined under Rule 1-02(w) of Regulation S-X. The Triple T Joint Venture was determined not to be a significant equity method investee of CatchMark for the period from January 1, 2021 through the date of the Triple T Exit. As a result, audited financial statements of the Triple T Joint Venture for the years ended December 31, 2020 and 2019 and unaudited financial statements of the Triple T Joint Venture for the period from January 1, 2021 through October 14, 2021 are filed herewith as an exhibit under Rule 3-09 of Regulation S-X.

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

As of December 31, 2021, the Dawsonville Bluffs Joint Venture had two wetlands mitigation banks with an aggregate book basis of $2.0 million remaining in its portfolio. Condensed balance sheet information for the Dawsonville Bluffs Joint Venture is as follows:

	As of December 31,
(in thousands)	2021	2020
Dawsonville Bluffs Joint Venture:
Total assets	$2,750	$3,059
Total liabilities	$44	$39
Total equity	$2,706	$3,020
CatchMark:
Carrying value of investment	$1,353	$1,510

Condensed income statement information for the Dawsonville Bluffs Joint Venture is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Dawsonville Bluffs Joint Venture:
Total revenues	$2,384	$1,450	$11,101
Net income	$1,366	$547	$1,956
CatchMark:
Equity share of net income	$683	$274	$978

Condensed statement of cash flow information for the Dawsonville Joint Venture is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Dawsonville Bluffs Joint Venture:
Net cash provided by operating activities	$1,827	$575	$9,325
Net cash used in financing activities	$(1,680)	$(1,457)	$(9,615)
Net change in cash and cash equivalents	$147	$(882)	$(290)
Cash and cash equivalents, beginning of period	$559	$1,441	$1,731
Cash and cash equivalents, end of period	$706	$559	$1,441

For the years ended December 31, 2021, 2020, and 2019, CatchMark received cash distributions of $0.8 million, $0.7 million and $4.8 million, respectively, from the Dawsonville Bluffs Joint Venture. CatchMark classified these distributions received as return on investment up to its cumulative equity earnings and any remaining distributions as return of capital.

Asset Management Fees

During the years ended December 31, 2021, 2020 and 2019, CatchMark provided asset management services to the Dawsonville Joint Venture and to the Triple T Joint Venture through October 14, 2021. Under these arrangements, CatchMark oversaw the day-to-day operations of these joint ventures and their properties, including accounting, reporting and other administrative services, subject to certain major decisions that require partner approval.

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

Prior to this amendment, for management of the Triple T Joint Venture, CatchMark received a fee equal to 1% of the Acquisition Price multiplied by 78.4%, which represented the percentage of the original equity contributions made to the Triple T Joint Venture by the Preferred Investors. The amended asset management agreement provided that, effective June 24, 2020, CatchMark earned an asset management fee equal to 1% of (a) the sum of the Acquisition Price and the $145.0 million paid to GP, multiplied by (b) 78.4%, and in the event the Preferred Investors have not received a return of their capital contributions plus their preferred return, then the asset management fee percentage would decrease from 1% to 0.75% at October 1, 2021, and to 0.25% at July 1, 2022.

In connection with the Triple T Exit, on October 14, 2021, the amended and restated asset management agreement between CatchMark and the Triple T Joint Venture was terminated and replaced by a transition services agreement. Under the transition services agreement, CatchMark provides transition services in exchange for a one-time fee of $5.0 million, which was received in full upon closing of the Triple T Exit on October 14, 2021. The transition services agreement was effective September 1, 2021 through March 31, 2022 and the service fee is recognized as asset management fee revenue on a straight-line basis over the term of the transition services agreement. As of December 31, 2021, the unearned portion of the service fee was included in other liabilities on the accompanying consolidated balance sheet.

For the years ended December 31, 2021, 2020, and 2019, CatchMark earned the following fees from its unconsolidated joint ventures:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Triple T Joint Venture (1)	$11,156	$11,901	$11,286
Dawsonville Bluffs Joint Venture (2)	$319	$283	$662
	$11,475	$12,184	$11,948
(1)    Includes $0.3 million, $0.5 million, and $0.5 million of reimbursements of compensation costs for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)    Includes $0.3 million, $0.3 million, and $0.6 million of incentive-based promote earned for exceeding investment hurdles for the years ended December 31, 2021, 2020, and 2019, respectively.

5.Notes Payable and Lines of Credit

Amended Credit Agreement

As of December 31, 2021, CatchMark was party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, May 1, 2020, August 4, 2021 and October 14, 2021 (the “Amended Credit Agreement”), with a syndicate of lenders including CoBank, which serves as the administrative agent. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

•a $84.7 million ten-year term loan (the “Term Loan A-1”);
•a $89.7 million nine-year term loan (the “Term Loan A-2”);
•a $68.6 million ten-year term loan (the “Term Loan A-3”);
•a $125.6 million seven-year term loan (the "Term Loan A-4");
•a $150.0 million seven-year multi-draw term credit facility (the “Multi-Draw Term Facility”); and
•a $35.0 million five-year revolving credit facility (the “Revolving Credit Facility”).

The amendment dated August 4, 2021 among other things: (1) consented to CatchMark’s prepayment of the outstanding balance on its Multi-Draw Term Facility and Term Loan A-3 with the proceeds from the Bandon Disposition, and permitted CatchMark to retain up to $5.0 million of such remaining proceeds for working capital purposes; (2) permits CatchMark, for a period of 18 months from the effective date of the amendment, to reborrow Term Loan A-3 using borrowing mechanics substantially similar to those that apply to the Revolving Credit Facility, the proceeds of which shall be used solely to finance acquisitions of additional real property, all as set forth in the amendment, with the same pricing and maturity date as the existing Term Loan A-3; and (3) extended the maturity date of the Revolving Credit Facility from December 1, 2022 to August 4, 2026.

The amendment dated October 14, 2021, among other things, (1) consented to the Triple T Exit and (2) permits CatchMark to retain the net proceeds from higher-and-better use timberland sales until it exceeds 3% of the aggregate value of the timberlands before any repayment of the outstanding debt is required.

As of December 31, 2021 and 2020, CatchMark had the following debt balances outstanding:

(in thousands)	Maturity Date		Current Interest Rate(1)	Outstanding Balance as of December 31,
Credit Facility		Interest Rate		2021	2020
Term Loan A-1	12/23/2024	LIBOR + 1.75%	1.85%	$84,706	$100,000
Term Loan A-2	12/01/2026	LIBOR + 1.90%	2.00%	89,706	100,000
Term Loan A-3	12/01/2027	LIBOR + 2.00%	—%	—	68,619
Term Loan A-4	08/22/2025	LIBOR + 1.70%	1.80%	125,588	140,000
Multi-Draw Term Facility	12/01/2024	LIBOR + 1.90%	—%	—	34,086
Total Principal Balance				$300,000	$442,705
Less: Net Unamortized Deferred Financing Costs				(1,753)	(5,215)
Total				$298,247	$437,490
(1)    The weighted-average interest rate excludes the impact of interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As a result of reducing the Multi-Draw Term Facility and the Term Loan A-3 (which has a revolver feature) balances to zero during 2021, CatchMark reclassified $2.8 million of unamortized deferred financing costs from notes payable and lines of credit, where it was presented as a direct reduction from debt liabilities, to deferred financing costs asset as of December 31, 2021 on the accompanying consolidated balance sheet.

As of December 31, 2021, CatchMark had $253.6 million of borrowing capacity remaining under its credit facilities, consisting of $150.0 million under the Multi-Draw Term Facility, $68.6 million under the Term Loan A-3, and $35.0 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes. The Revolving Credit Facility bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark’s LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on August 4, 2026.

Borrowings under the revolver feature of the Term Loan A-3 may be used solely to finance acquisitions of additional real property and pay associated expenses. The Term Loan A-3 bears interest at an adjustable rate equal to a base rate plus 1.00% or a LIBOR rate plus 2.00%, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2027.

The Multi-Draw Term Facility may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, to fund the repurchase of CatchMark’s common stock, and to reimburse payments of drafts under letters of credit. The Multi-Draw Term Facility, which is interest only until its maturity date, bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark’s LTV Ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2024.

CatchMark pays the lenders an unused commitment fee on the unused portion of the Revolving Credit Facility and the Multi-Draw Term Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV Ratio. For each of the years ended December 31, 2021, 2020, and 2019, CatchMark recognized $0.6 million of unused commitment fees as interest expense on its consolidated statements of operations.

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

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. The eligibility remains the same under Amended Credit Agreement. Therefore, CatchMark accrues patronage dividends it expects to receive based on actual patronage dividends received as a percentage of its weighted-average eligible debt balance. Of the total patronage dividend received, 75% was received in cash and 25% was received in equity of the Patronage Banks. For each of the years ended December 31, 2021, 2020, and 2019, CatchMark accrued $3.4 million, $3.6 million, and $3.8 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on its consolidated statements of operations.

In March 2021, 2020, and 2019, CatchMark received patronage dividends of $4.1 million, $4.1 million, and $3.3 million, respectively, on its patronage eligible borrowings. Of the total patronage dividend received in March 2021, $3.1 million was received in cash and $1.0 million was received in equity of the Patronage Banks.

As of December 31, 2021 and 2020, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of December 31,
Patronage dividends classified as:	2021	2020
Accounts receivable	$3,392	$3,597
Prepaid expenses and other assets (1)	4,311	3,335
Total	$7,703	$6,932
(1)     Represents cumulative patronage dividends received as equity in the Patronage Banks.

Debt Covenants
The Amended Credit Agreement contains, among others, the following financial covenants which:

•limit the LTV Ratio to no greater than 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1:00 at any time; and
•limit the aggregate capital expenditures to no greater than 1% of the value of the timberlands during any fiscal year.

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

CatchMark was in compliance with the financial covenants of the Amended Credit Agreement as of December 31, 2021.

Interest Paid and Fair Value of Outstanding Debt

During the years ended December 31, 2021, 2020, and 2019, CatchMark made the following cash interest payments on its borrowings:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for interest	$8,346	$11,619	$20,399

Included in the interest payments for the years ended December 31, 2021, 2020, and 2019 were unused commitment fees of $0.6 million, $0.5 million and $0.1 million, respectively. No interest paid was capitalized during the years ended December 31, 2021, 2020, and 2019.
As of December 31, 2021 and 2020, the weighted-average interest rate on these borrowings, after consideration of the interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.77% and 3.25%, respectively. After further consideration of the expected patronage dividends, CatchMark's weighted-average interest rate as of December 31, 2021 and 2020 was 2.92% and 2.45%, respectively.

As of December 31, 2021 and 2020, the fair value of CatchMark's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps
CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of December 31, 2021, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)	Effective Date	Maturity Date			Notional Amount
Interest Rate Swap			Pay Rate	Receive Rate
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	$75,000
Total					$275,000

As of December 31, 2021, CatchMark's interest rate swaps effectively fixed the interest rate on $275.0 million of its $300.0 million variable rate debt at 3.95%, inclusive of the applicable spread but before considering patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statement of cash flows.

All of CatchMark's outstanding interest rate swaps during 2021, 2020, and 2019 qualified for hedge accounting treatment.

Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark’s interest rate swaps measured at fair value as of December 31, 2021 and 2020:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(14,277)	$(30,029)

During the years ended December 31, 2021, 2020, and 2019, CatchMark recognized a change in fair value of its interest rate swaps of $16.7 million as other comprehensive income and $19.6 million and $8.3 million as other comprehensive loss, respectively.

During the years ended December 31, 2021 and 2020, CatchMark reclassified $1.0 million and $1.6 million, respectively, from accumulated other comprehensive loss to interest expense related to the off-market swap value at hedge inception. These reclassifications were netted with the market value adjustment to interest rate swaps in the consolidated statements of comprehensive income (loss).

Pursuant to the terms of its interest rate swaps, CatchMark paid $5.8 million, $4.3 million, and $0.3 million, respectively, under the interest rate swaps during the years ended December 31, 2021, 2020, and 2019. All amounts were included in interest expense in the consolidated statements of operations.

As of December 31, 2021, CatchMark estimated that approximately $5.1 million will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months.

7.    Commitments and Contingencies

Mahrt Timber Agreements

In connection with its acquisition of timberlands from WestRock in 2007, CatchMark entered into a master stumpage agreement and a fiber supply agreement (collectively, the “Mahrt Timber Agreements”) with a wholly-owned subsidiary of WestRock. The master stumpage agreement provides that CatchMark will sell specified amounts of timber and make available certain portions of CatchMark's timberlands to CatchMark TRS for harvesting. The fiber supply agreement provides that WestRock will purchase a specified tonnage of timber from CatchMark TRS at specified prices per ton, depending upon the type of timber product. The prices for the timber purchased pursuant to the fiber supply agreement are negotiated every two years but are subject to quarterly market pricing adjustments based on an index published by TimberMart-South, a quarterly trade publication that reports raw forest product prices in 11 southern states. The initial term of the Mahrt Timber Agreements is October 9, 2007 through December 31, 2032, subject to extension and early termination provisions. The Mahrt Timber Agreements ensure a long-term source of supply of wood fiber products for WestRock in order to meet its paperboard and lumber production requirements at specified mills and provide CatchMark with a reliable customer for the wood products from its timberlands. For the years ended December 31, 2021, 2020, and 2019, approximately 11%, 11%, and 12%, respectively, of CatchMark's net timber sales revenue was derived from the Mahrt Timber Agreements. For 2022, WestRock is required to purchase, and we are required to make available to WestRock for purchase, a minimum of 371,100 tons of timber under the Mahrt Timber Agreements.

WestRock can terminate the Mahrt Timber Agreements prior to the expiration of the initial term if CatchMark replaces FRC as the forest manager without the prior written consent of WestRock, except pursuant to an internalization of CatchMark's forestry management functions. CatchMark can terminate the Mahrt Timber Agreements if WestRock (i) ceases to operate the Mahrt mill for a period that exceeds 12 consecutive months, (ii) fails to purchase a specified tonnage of timber for two consecutive years, subject to certain limited exceptions or (iii) fails to make payments when due (and fails to cure within 30 days).

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

Timberland Operating Agreements

Pursuant to the terms of the timberland operating agreement between CatchMark and FRC (the "FRC Timberland Operating Agreement"), FRC manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to WestRock in compliance with the Mahrt Timber Agreements. In consideration for rendering the services described in the timberland operating agreement, CatchMark pays FRC (i) a monthly management fee based on the actual acreage FRC manages, which is payable monthly in advance, and (ii) an incentive fee based on timber harvest revenues generated by the timberlands, which is payable quarterly in arrears. The FRC Timberland Operating Agreement, as amended, is effective through March 31, 2023, and is automatically extended for one-year periods unless written notice is provided by CatchMark or FRC to the other party at least 120 days prior to the current expiration. The FRC Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice.

Pursuant to the terms of the timberland operating agreement between CatchMark and AFM (the "AFM Timberland Operating Agreement"), AFM manages and operates certain of CatchMark's timberlands and related timber operations, including ensuring delivery of timber to customers. In consideration for rendering the services described in the AFM Timberland Operating Agreement, CatchMark pays AFM (i) a monthly management fee based on the actual acreage AFM manages, which is payable monthly in advance, and (ii) an incentive fee based on revenues generated by the timber operations. The incentive fee is payable quarterly in arrears. The AFM Timberland Operating Agreement is effective through November 30, 2022 and is automatically extended for one-year periods unless written notice is provided by CatchMark or AFM to the other party at least 120 days prior to the current expiration. The AFM Timberland Operating Agreement may be terminated by either party with mutual consent or by CatchMark with or without cause upon providing 120 days’ prior written notice. The AFM Timberland Operating Agreement for the Pacific Northwest region terminated as of the close of the Bandon Disposition in 2021, except for limited administrative services which terminated on December 31, 2021.

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease right-of-use ("ROU") asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU asset and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $0.4 million, $0.5 million and $0.3 million of operating lease expense, respectively, for the years ended December 31, 2021, 2020, and 2019 which was included in general and administrative expenses on its consolidated statements of operations. For the years ended December 31, 2021 and 2020, and 2019, CatchMark paid $0.4 million, $0.4 million and $0.3 million, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows.

CatchMark had the following future annual payments for its office lease as of December 31, 2021:

(dollar amounts in thousands)	Required Payments
2022	424
2023	435
2024	447
2025	459
2026	472
Thereafter	942
$3,179
Less: imputed interest	(472)
Operating lease liability	$2,707

Remaining lease term (years)	6.9
Discount rate	4.58%

CatchMark holds leasehold interests in 13,800 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of December 31, 2021, CatchMark had $261,000 of remaining future lease payments under its LTC Lease.

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

8.Noncontrolling Interests
CatchMark Timber Trust is the general partner of CatchMark Timber OP and owns 99.76% of its Common Units. CatchMark LP Holder, a wholly-owned subsidiary of CatchMark Timber Trust, owns 200 Common Units representing approximately 0.01% of the partnership interests. The remaining 0.23% of the Common Units are owned by current and former officers and directors of CatchMark (the "Limited Partners").

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

CatchMark recognizes noncontrolling interests associated with the Common Units held by the Limited Partners and the LTIP Units in an amount equal to the cumulative compensation cost of such units. Upon any forfeiture of the LTIP Units, the associated noncontrolling interests is reclassified to additional paid-in capital. Upon the conversion of the LTIP Units to Common Units, noncontrolling interests is adjusted so that the book value of each newly converted Common Unit equals the book value of an existing Common Unit. Noncontrolling interests is subsequently adjusted by allocations of earnings and distributions paid.

For the years ended December 31, 2021, 2020, and 2019, CatchMark recognized $1.2 million, $1.2 million and $0.5 million in stock-based compensation expense, respectively, related to the Common Units held by the Limited Partners and the LTIP Units as noncontrolling interests. During the years ended December 31, 2021 and 2020, 33,007 and 85,801, respectively, vested LTIP Units were converted to Common Units and, accordingly, $0.1 million and $0.4 million was reclassified from noncontrolling interests to additional paid-in capital, respectively. As the result of forfeitures of performance-based LTIP Units issued to the executive officers for 2018 and 2019, in January 2021 and January 2022, $0.1 million and $0.7 million, respectively, was reclassified from noncontrolling interests to additional paid-in capital at the time of forfeiture. See Note 10 — Stock-based Compensation for more details regarding LTIP Units.

9.    Stockholders' Equity

Under CatchMark's charter, it has authority to issue a total of one billion shares of capital stock. Of the total shares authorized, 900 million shares are designated as common stock with a par value of $0.01 per share and 100 million shares are designated as preferred stock.

Share Repurchase Program

On August 7, 2015, the board of directors approved a share repurchase program for up to $30.0 million of CatchMark's outstanding common stock at management's discretion (the "SRP"). The program has no set duration and the Board may discontinue or suspend it at any time. CatchMark did not repurchase any shares of common stock under the SRP in 2021. During the years ended December 31, 2020 and 2019, CatchMark repurchased 304,719 shares and 329,150 shares, respectively, for $2.0 million and $3.0 million, respectively, under the SRP. As of December 31, 2021, CatchMark had 48.9 million shares of common stock outstanding and may repurchase up to an additional $13.7 million in shares under the SRP.

Equity Offering

On February 28, 2020, CatchMark filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC (the "2020 Shelf Registration Statement"), which was declared effective on May 7, 2020. The 2020 Shelf Registration Statement provides CatchMark with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, CatchMark entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of CatchMark's common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under the 2020 Shelf Registration Statement. As of December 31, 2021, CatchMark has not sold any shares of its common stock under the distribution agreement.

Distributions

Since December 2013, CatchMark has made and intends to continue to make quarterly distributions to holders of its common stock. The table below summarizes the distributions CatchMark made during the years ended December 31, 2021, 2020, and 2019, and the tax characterization of the distributions:

	2021	2020	2019
Total Cash Distributions per Common Share	$0.48	$0.54	$0.54

Tax Characterization
Return of Capital	100%	100%	100%

The amount of distributions and the tax treatment thereof in prior periods are not necessarily indicative of amounts and tax treatment anticipated in future periods.

10.    Stock-based Compensation

Long-Term Incentive Plans

On June 24, 2021, CatchMark's stockholders approved a long-term incentive plan (the "2021 Incentive Plan") at its 2021 annual meeting of stockholders. The 2021 Incentive Plan replaced CatchMark's 2017 long-term incentive plan. The 2021 Incentive Plan allows for the award of options, stock appreciation rights, restricted stock, RSUs, deferred stock units, performance awards, other stock-based awards, LTIP Units or any other right or interest relating to stock or cash to the employees, directors, and consultants of CatchMark or its affiliates. A total of 2.0 million shares of CatchMark's common stock are reserved for issuance pursuant to awards granted under the 2021 Incentive Plan. As of December 31, 2021, approximately 1.97 million shares remained available for issuance under the 2021 Plan.

Service-based Restricted Stock Grants to Employees

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

Below is a summary of service-based restricted stock grants to the employees during the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Restricted shares granted	148,817	153,842	230,885
Weighted-average grant date fair value per share	$10.77	$10.99	$9.66
Grant date fair value of restricted shares vested ('000) (1)	$1,458	$2,364	$953
Number of shares repurchased for minimum tax withholding upon vesting of restricted shares	52,208	92,994	28,272
Cash used to repurchase shares for minimum tax withholding upon vesting of restricted shares ('000) (2)	$557	$1,018	$278
(1)    Included in the 2020 amount was the accelerated vesting of $1.1 million in connection with the retirement of CatchMark's former CEO.
(2)    Included in the 2020 amount was $0.5 million paid in connection with the retirement of CatchMark's former CEO.

A rollforward of CatchMark's unvested service-based restricted stock awards to employees for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	374,822	$10.51
Granted	148,817	$10.77
Vested	(138,967)	$10.49
Forfeited	(11,625)	$10.49
Unvested at December 31, 2021	373,047	$10.62

Performance-based Grants

On March 11, 2021, CatchMark granted 202,930 performance-based LTIP Units to its executive officers and 44,180 shares of performance-based restricted stock to its eligible officers (the "2021 Performance-based Grant"). The issuance represents the maximum number of LTIP Units or shares of restricted stock that could be earned based on the relative performance of CatchMark's TSR as compared to a pre-established peer group's TSR and to the Russell Microcap Index, in each case over a three-year performance period from January 1, 2021 to December 31, 2023. The Compensation Committee will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2024 and 2025. The total compensation cost of the 2021 Performance-based Grant was $1.5 million and is amortized over the weighted vesting period of 3.5 years. The fair value of each LTIP Unit and share of restricted stock was calculated using Monte-Carlo simulation with the following assumptions:

Grant date market price (March 11, 2021)	$10.90
Weighted-average fair value per granted LTIP Unit/share	$6.26
Assumptions:
Volatility	43.08%
Expected term (years)	3.0
Risk-free interest rate	0.39%

On January 29, 2021, the compensation committee of CatchMark's board of directors (the "Compensation Committee") determined that performance-based grants issued pursuant to CatchMark's 2018 executives' LTIP with a performance period from January 1, 2018 through December 31, 2020 were not earned. As a result, 7,937 shares of restricted stock and 39,020 LTIP units issued thereunder were forfeited and the remaining unamortized cost of $16,300 associated with these grants was expensed in the first quarter of 2021.

A rollforward of CatchMark's unvested performance-based LTIP Units grants for the year ended December 31, 2021 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	349,703	$6.03
Granted	202,930	$6.26
Vested	(7,705)	$1.31
Forfeited	(39,020)	$1.82
Unvested at December 31, 2021	505,908	$6.52

A rollforward of CatchMark's unvested performance-based restricted stock grants for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	31,526	$4.90
Granted	44,180	$6.26
Vested	—	$—
Forfeited	(7,937)	$1.84
Unvested at December 31, 2021	67,769	$6.14

On January 20, 2022, the Compensation Committee determined that performance-based grants issued pursuant to CatchMark's 2019 executives' LTIP with a performance period from January 1, 2019 through December 31, 2021 were not earned. As a result, 105,862 LTIP units issued thereunder were forfeited and the remaining unamortized cost of $144,000 associated with these grants was expensed in the first quarter of 2022.

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

During the years ended December 31, 2021 and 2020, CatchMark made installment payments of $0.3 million and $0.3 million, respectively, related to the repurchase of Mr. Barag's service-based restricted stock awards.

Equity Grants to Independent Directors

On June 25, 2021, CatchMark issued the annual equity-based grants to five independent directors who were re-elected to its board at its 2021 annual meeting of stockholders. Each independent director received a grant with a fair value of $70,000, which will vest on the date of CatchMark's 2022 annual meeting of stockholders. Upon their respective elections, one independent director received 5,838 shares of CatchMark's restricted common stock and the remaining four independent directors each received 5,838 LTIP Units in CatchMark Timber OP. CatchMark recognized $175,000 of general and administrative expense related to these awards during the year ended December 31, 2021.

Below is a summary of independent directors' stock-based compensation for the years ended December 31, 2021, 2020, and 2019:

(dollars in thousands, except for per-share amounts)	2021	2020	2019
Number of restricted shares granted	5,838	20,744	20,097
Weighted-average grant date fair value per share	$11.99	$8.17	$10.45
Grant date fair value of restricted shares granted	$70	$169	$210

Number of LTIP Units granted	23,352	25,302	20,097
Weighted-average grant date fair value per unit	$11.99	$8.30	$10.45
Grant date fair value of LTIP Units granted	$280	$210	$210

Number of shares repurchased for minimum tax withholding upon vesting of restricted shares	4,136	4,027	$—
Cash used to repurchase shares for minimum tax withholding upon vesting of restricted shares	$49	$34	$—

A rollforward of CatchMark's unvested restricted stock and LTIP Unit grants to the directors for the year ended December 31, 2021 is as follows:

	Restricted Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	20,744	$8.17	25,302	$8.30
Granted	5,838	$11.99	23,352	$11.99
Vested	(20,744)	$8.17	(25,302)	$8.30
Forfeited	—	$—	—	$—
Unvested as of December 31, 2021	5,838	$11.99	23,352	$11.99

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense is presented below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
General and administrative expenses (1)	$2,372	$3,419	$2,527
Forestry management expenses	532	417	263
Total (2)	$2,904	$3,836	$2,790
(1)    Amount for the year ended December 31, 2020 includes $1.2 million of accelerated stock-based compensation expense related to the retirement of CatchMark's former CEO in January 2020.
(2)    Amounts for the years ended December 31, 2021 and 2020 include $1.2 million and $1.2 million, respectively, of stock-based compensation expense recognized as noncontrolling interests.

As of December 31, 2021, $4.8 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units remained to be recognized over a weighted-average period of 2.3 years.

11.     Recreational Leases

CatchMark leases certain access rights to individuals and companies for recreational purposes. These operating leases generally have terms of one year with certain provisions to extend the lease agreements for at least another one-year term. CatchMark retains substantially all of the risks and benefits of ownership of the timberland properties leased to tenants and, thus, the leases are accounted for under ASC 606. As of December 31, 2021, 362,400 acres, or 100% of CatchMark’s timberland available for recreational uses, had been leased to tenants under operating leases that expire between May and July 2022. Under the terms of the recreational leases, tenants are required to pay the entire rent upon execution of the lease agreement. Such rental receipts are recorded as deferred revenues until earned over the terms of the respective lease terms and recognized as other revenue. As of December 31, 2021 and 2020, $1.7 million and $1.8 million, respectively, of such rental receipts are included in other liabilities in the accompanying consolidated balance sheets. For the three years ended December 31, 2021, 2020, and 2019, CatchMark recognized other revenues related to recreational leases of $3.9 million, $4.0 million, and $4.1 million, respectively.

12.     Income Taxes
CatchMark TRS is generally the only subsidiary of CatchMark subject to U.S. federal and state income taxes. CatchMark TRS records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2020, CatchMark TRS had a net deferred tax asset balance of $0.5 million, as it was more likely than not that a portion of its deferred tax asset was going to be realized based on projected future income. As of December 31, 2021, CatchMark TRS recorded a full valuation allowance on its deferred tax asset which resulted in a net deferred tax asset balance of $0 as it was no longer more likely than not based on projected future income that a portion of its deferred tax asset would be realized.

As of December 31, 2021, CatchMark Timber Trust and CatchMark TRS had the following federal and state net operating loss ("NOL") carryforwards:

(in millions)	Federal		State	Total
CatchMark Timber Trust	$277.0	(1)	$225.9	$502.9
CatchMark TRS	$15.5	(2)	$12.2	$27.7
Total	$292.5		$238.1	$530.6
(1)     Includes $108.3 million of NOL generated prior to January 1, 2018.
(2)    Entire $15.5 million of NOL was generated prior to January 1, 2018.

Such NOL carryforwards may be utilized, subject to certain limitations, to offset future taxable income. The federal NOL generated prior to January 1, 2018 will begin to expire in 2027 and the state NOL generated prior to January 1, 2018 will begin to expire in 2022. Current tax law allows CatchMark Timber Trust and CatchMark TRS to carry forward its federal NOL generated beginning January 1, 2018 indefinitely; however, the use of the NOL in any given tax year will be limited to 80% of the annual taxable income.

Components of the deferred tax assets as of December 31, 2021 and 2020 were attributable to the operations of CatchMark TRS only and were as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforward	$3,808	$5,713
Gain on timberland sales	56	52
Other	486	609
Total gross deferred tax asset	4,350	6,374

Valuation allowance	(4,272)	(5,829)
Total net deferred tax asset	$78	$545

Deferred tax liability:
Timber depletion	78	76
Total gross deferred tax liability	$78	$76

Deferred tax assets, net	$—	$469

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit) and valuation allowances. A reconciliation of the federal statutory income tax rate to CatchMark TRS’ effective tax rate for the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.3%	3.2%	—%
Other temporary differences	1.4%	—%	5.1%
Other permanent differences	1.4%	6.3%	6.3%
Effects of federal rate change	—%	—%	—%
Change in valuation allowance (1)	(17.2)%	(3.7)%	(53.9)%
Effective tax rate	8.9%	26.8%	(21.5)%
(1)     Represents a partial valuation allowance against federal net operating losses for the years ended December 31, 2020 and 2019, as CatchMark does not believe those losses will be fully utilized in the future. CatchMark recorded a full valuation allowance against federal net operating losses for the year ended December 31, 2021.

As of December 31, 2021 and 2020, the tax basis carrying value of CatchMark’s total timber assets was $461.3 million and $570.9 million, respectively.

13.    Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2021 and 2020:

	2021
(in thousands, except for per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,686	$31,940	$22,073	$20,462
Income (loss) before unconsolidated joint ventures and income taxes	$(1,165)	$1,704	$23,351	$(495)
Net income (loss) attributable to common stockholders	$(550)	$1,749	$23,252	$33,811
Net income (loss) per share — basic (1)	$(0.01)	$0.04	$0.48	$0.70
Net income (loss) per share — diluted (1)	$(0.01)	$0.04	$0.48	$0.70

	2020
(in thousands, except for per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,972	$21,757	$24,613	$30,948
Loss before unconsolidated joint ventures and income taxes	$(4,161)	$(3,838)	$(1,855)	$(2,300)
Net loss	$(4,249)	$(6,183)	$(4,149)	$(2,957)
Net loss per share — basic and diluted (1)	$(0.09)	$(0.13)	$(0.09)	$(0.06)
(1)    The sum of the quarterly amounts does not equal net income (loss) per share for the year due to changes in weighted-average shares.

During the year ended December 31, 2021, CatchMark's quarterly results varied primarily as a result of gains realized from large dispositions in the second and third quarter, and gain from the Triple T Exit in the fourth quarter.

14.    Customer Concentration

For the years ended December 31, 2021, 2020, and 2019, WestRock represented 16%, 15%, and 16% of CatchMark's total revenues, respectively. No other customer represented more than 10% of CatchMark's total revenues during 2021, 2020, and 2019.

15.    Segment Information

As of December 31, 2021, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents operating revenues by reportable segment:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Harvest	$76,596	$76,464	$77,189
Real Estate	14,090	15,642	17,572
Investment Management	11,475	12,184	11,948
Total	$102,161	$104,290	$106,709

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Harvest	$34,181	$34,190	$33,670
Real Estate	13,355	14,748	16,559
Investment Management	12,284	12,609	16,749
Corporate	(10,413)	(9,482)	(10,072)
Total	$49,407	$52,065	$56,906

A reconciliation of Adjusted EBITDA to GAAP net income (loss) is presented below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Adjusted EBITDA	$49,407	$52,065	$56,906
Subtract:
Depletion	23,729	29,112	28,064
Interest expense (1)	10,232	12,070	17,058
Amortization (1)	2,622	3,255	1,786
Income tax expense (benefit)	675	658	(1,127)
Depletion, amortization, and basis of timberland and mitigation credits sold included in loss from unconsolidated joint venture (2)	126	151	3,823
Basis of timberland sold, lease terminations and other (3)	9,325	13,606	14,964
Stock-based compensation expense	2,904	3,836	2,790
Gain on large dispositions (4)	(24,208)	(1,274)	(7,961)
HLBV loss from unconsolidated joint venture (5)	—	5,000	90,450
Gain on sale of unconsolidated joint venture interests	(35,000)	—	—
Post-employment benefits (6)	41	2,324	—
Other (7)	558	865	380
Net income (loss)	$58,403	$(17,538)	$(93,321)
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
(2)Reflects CatchMark's share of depletion, amortization, and basis of timberland and mitigation credits sold of the unconsolidated Dawsonville Bluffs Joint Venture.
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
(5)Reflects HLBV losses from the Triple T Joint Venture, which is determined based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date. CatchMark exited the Triple T Joint Venture on October 14, 2021, see Note 4 — Unconsolidated Joint Ventures for additional information.
(6)Reflects one-time, non-recurring post-employment benefits associated with the retirement of CatchMark's former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents.
(7)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of CatchMark's timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

16.    Subsequent Event

Dividend Declaration

On February 10, 2022, CatchMark declared a cash dividend of $0.075 per share for its common stockholders of record on February 28, 2022, payable on March 15, 2022.