Form 10-Q
period 2022-03-31
CatchMark Timber Trust, Inc.
filed 2022-05-05
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock, as of May 2, 2022: 49,247,661 shares

GLOSSARY

The following abbreviations or acronyms may be used in this document and shall have the adjacent meanings set forth below:

AFM	American Forestry Management, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CoBank	CoBank, ACB
Common Stock	Class A common stock, $0.01 par value per share of CatchMark Timber Trust, Inc.
Common Unit	Common partnership unit of CatchMark Timber Operating Partnership, L.P.
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings before Interest, Taxes, Depletion, and Amortization
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FRC	Forest Resource Consultants, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
HBU	Higher and Better Use
HLBV	Hypothetical Liquidation at Book Value
IP	International Paper Company
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
LTIP Unit	Limited partnership unit of CatchMark Timber Operating Partnership, L.P.
LTV	Loan-to-Value
MPERS	Missouri Department of Transportation & Patrol Retirement System
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
ROU	Right-of-Use
SEC	Securities and Exchange Commission
SRP	Share Repurchase Program
Triple T	TexMark Timber Treasury, L.P.
TRS	Taxable REIT Subsidiary
TSR	Total Shareholder Return
U.S.	United States
VIE	Variable Interest Entity
WestRock	WestRock Company

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

Forward-looking statements in this report, include, but are not limited to: that we are seeking to expand our presence in superior mill markets where we already have strong local relationships, to strengthen our Harvest EBITDA while maintaining stable merchantable inventory per acre; that our strategic investment opportunities include direct acquisition of high-quality industrial timberland properties with a target average transaction size ranging from $5 million to $50 million, and the development of new revenue-generating environmental initiatives such as wetlands mitigation banking, solar projects, and carbon sequestration; statements regarding anticipated property performance and growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; changes in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss).

Forward-looking statements are based on currently available information and a number of assumptions involving judgments and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience and our present expectations. Such risks and uncertainties include those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent reports filed with the SEC. Accordingly, readers are cautioned not to rely on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I        FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows reflects all adjustments, consisting solely of normal and recurring adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for per-share amounts)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$27,395	$22,963
Accounts receivable	3,187	5,436
Prepaid expenses and other assets	9,179	6,294
Operating lease right-of-use asset (Note 7)	2,450	2,527
Deferred financing costs	2,444	2,606
Timber assets (Note 3):
Timber and timberlands, net	460,022	466,130
Intangible lease assets	1	1
Investments in unconsolidated joint ventures (Note 4)	1,755	1,353
Total assets	$506,433	$507,310

Liabilities:
Accounts payable and accrued expenses	$2,773	$3,677
Operating lease liability (Note 7)	2,632	2,707
Other liabilities	1,355	18,683
Notes payable and lines of credit, net of deferred financing costs (Note 5)	298,370	298,247
Total liabilities	305,130	323,314

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A Common stock, $0.01 par value; 900,000 shares authorized; 49,248 and 48,888 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	492	489
Additional paid-in capital	730,836	729,960
Accumulated deficit and distributions	(537,940)	(537,477)
Accumulated other comprehensive income (loss)	6,064	(11,217)
Total stockholders’ equity	199,452	181,755
Noncontrolling Interests	1,851	2,241
Total equity	201,303	183,996
Total liabilities and equity	$506,433	$507,310

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Timber sales	$17,723	$20,149
Timberland sales	6,070	3,357
Asset management fees	2,179	3,118
Other revenues	970	1,062
	26,942	27,686
Expenses:
Contract logging and hauling costs	6,341	8,731
Depletion	4,149	7,725
Cost of timberland sales	4,337	2,155
Forestry management expenses	1,625	1,887
General and administrative expenses	3,969	3,600
Land rent expense	80	113
Other operating expenses	1,249	1,713
	21,750	25,924

Other income (expense):
Interest income	3	1
Interest expense	(2,501)	(2,928)
	(2,498)	(2,927)

Income (loss) before unconsolidated joint ventures	2,694	(1,165)
Income from unconsolidated joint ventures (Note 4)	490	614
Net income (loss)	3,184	(551)
Net income (loss) attributable to noncontrolling interest	8	(1)
Net income (loss) attributable to common stockholders	$3,176	$(550)

Weighted-average common shares outstanding - basic	48,479	48,796
Income (loss) per share - basic	$0.07	$(0.01)

Weighted-average common shares outstanding - diluted	48,479	48,796
Income (loss) per share - diluted	$0.07	$(0.01)

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$3,184	$(551)
Other comprehensive income:
Market value adjustment to interest rate swaps	17,323	15,685
Comprehensive income	20,507	15,134
Comprehensive income attributable to noncontrolling interest	42	30
Comprehensive income attributable to common stockholders	$20,465	$15,104

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2021	48,888	$489	$729,960	$(537,477)	$(11,217)	$181,755	$2,241	$183,996
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	360	3	876	—	—	879	(431)	448
Dividends on common stock ($0.075 per share)	—	—	—	(3,639)	—	(3,639)	—	(3,639)
Distributions to noncontrolling interest	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	3,176	—	3,176	8	3,184
Other comprehensive income	—	—	—	—	17,281	17,281	42	17,323
Balance, March 31, 2022	49,248	$492	$730,836	$(537,940)	$6,064	$199,452	$1,851	$201,303

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2020	48,765	$488	$728,662	$(572,493)	$(27,893)	$128,764	$1,148	$129,912
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	139	1	(46)	—	—	(45)	174	129
Dividends on common stock ($0.135 per share)	—	—	—	(6,537)	—	(6,537)	—	(6,537)
Distributions to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	(550)	—	(550)	(1)	(551)
Other comprehensive income	—	—	—	—	15,655	15,655	30	15,685
Balance, March 31, 2021	48,904	$489	$728,616	$(579,580)	$(12,238)	$137,287	$1,323	$138,610

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,184	$(551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	4,149	7,725
Basis of timberland sold, lease terminations and other	4,040	1,966
Stock-based compensation expense	851	619
Noncash interest expense	390	585
Noncash lease expense	3	5
Other amortization	30	43
Income from unconsolidated joint venture	(490)	(614)
Operating distributions from unconsolidated joint venture	88	—
Interest paid under swaps with other-than-insignificant financing element	1,397	1,407
Changes in assets and liabilities:
Accounts receivable	2,062	489
Prepaid expenses and other assets	239	215
Accounts payable and accrued expenses	(856)	658
Other liabilities	(3,051)	(955)
Net cash provided by operating activities	12,036	11,592

Cash Flows from Investing Activities:
Capital expenditures (excluding timberland acquisitions)	(2,098)	(2,317)
Net cash used in investing activities	(2,098)	(2,317)

Cash Flows from Financing Activities:
Financing costs paid	(32)	(4)
Interest paid under swaps with other-than-insignificant financing element	(1,397)	(1,407)
Dividends/distributions paid	(3,648)	(6,565)
Repurchase of common shares	(26)	(78)
Repurchase of common shares for minimum tax withholding	(403)	(489)
Net cash used in financing activities	(5,506)	(8,543)
Net change in cash and cash equivalents	4,432	732
Cash and cash equivalents, beginning of period	22,963	11,924
Cash and cash equivalents, end of period	$27,395	$12,656

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 (UNAUDITED)

1.    Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.76% of its Common Units, directly and indirectly through CatchMark LP Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust. The remaining 0.24% of CatchMark Timber OP’s Common Units are owned by current and former officers and directors of CatchMark Timber Trust. In addition, CatchMark Timber Trust conducts certain aspects of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

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

CatchMark’s consolidated financial statements include the accounts of CatchMark and any VIE in which CatchMark is deemed the primary beneficiary. With respect to entities that are not VIEs, CatchMark's consolidated financial statements also include the accounts of any entity in which CatchMark owns a controlling financial interest and any limited partnership in which CatchMark owns a controlling general partnership interest. In determining whether a controlling interest exists, CatchMark considers, among other factors, the ownership of voting interests, protective rights, and participatory rights of the investors. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited financial statements and notes included in CatchMark’s Annual Report on Form 10-K for the year ended December 31, 2021.

Earnings Per Share Attributable to Common Stockholders

Basic earnings (loss) per common share is calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share equals basic earnings (loss) per common share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. For the three months ended March 31, 2022, CatchMark's basic weighted-average common shares were the same as the diluted weighted-average common shares, exclusive of approximately 411,000 anti-dilutive shares. These anti-dilutive shares included unvested shares of service-based restricted stock, LTIP Units, and contingently issuable securities. Vested Common Units have been excluded from the computation of earnings per common share because all income attributable to the Common Units has been recorded as noncontrolling interest and excluded from net income attributable to common stockholders. All potentially dilutive securities outstanding during the three months ended March 31, 2021 were anti-dilutive as a result of incurring net loss for the respective period.

Segment Information

CatchMark primarily engages in the acquisition, ownership, operation, management, and disposition of timberland properties located in the United States, either directly through wholly-owned subsidiaries or through equity method investments in affiliated joint ventures. CatchMark defines operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which its chief operating decision maker, the Chief Executive Officer, evaluates performance and allocates resources in managing the business. CatchMark has aggregated those operating segments into three reportable segments: Harvest, Real Estate and Investment Management. See Note 10 — Segment Information for additional information.

Recent Accounting Pronouncement

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

3.     Timber Assets

As of March 31, 2022 and December 31, 2021, timber and timberlands consisted of the following, respectively:

	As of March 31, 2022
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$167,861	$4,149	$163,712
Timberlands	296,159	—	296,159
Mainline roads	1,055	904	151
Timber and timberlands	$465,075	$5,053	$460,022

	As of December 31, 2021
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$185,449	$18,260	$167,189
Timberlands	298,777	—	298,777
Mainline roads	1,052	888	164
Timber and timberlands	$485,278	$19,148	$466,130
Timberland Sales

During the three months ended March 31, 2022 and 2021, CatchMark sold 3,400 and 1,800 acres of timberland for $6.1 million and $3.4 million, respectively. CatchMark's cost basis in the timberland sold was $4.0 million and $1.9 million, respectively.

Timberland sales acreage by state is listed below:

	Three Months Ended March 31,
Acres Sold In	2022	2021
Timberland Sales
Alabama	300	1,100
Georgia	700	700
South Carolina	2,400	—
Total	3,400	1,800

Current Timberland Portfolio

As of March 31, 2022, CatchMark directly owned interests in 365,300 acres of timberlands in the U.S. South, 352,500 acres of which were fee-simple interests and 12,800 acres were leasehold interests. Land acreage by state is listed below:

Acres by state as of March 31, 2022	Fee	Lease	Total
Alabama	65,100	1,800	66,900
Georgia	220,200	11,000	231,200
South Carolina	67,200	—	67,200
Total	352,500	12,800	365,300

4.    Unconsolidated Joint Venture

Dawsonville Bluffs Joint Venture

CatchMark formed the Dawsonville Bluffs joint venture with MPERS in 2017 with each owning a 50% membership interest. CatchMark uses the equity method of accounting to account for its investment in the Dawsonville Bluffs joint venture. During the three months ended March 31, 2022 and 2021, CatchMark recognized $0.5 million and $0.6 million of equity income, respectively, from the Dawsonville Bluffs joint venture. CatchMark received cash distributions of $0.1 million for the three months ended March 31, 2022 and did not receive any cash distribution in the prior year period. As of March 31, 2022, the carrying value of CatchMark's investment in the Dawsonville Bluffs joint venture was $1.8 million. The Dawsonville Bluffs joint venture had a mitigation bank with a book basis of $1.9 million remaining in its portfolio.

Asset Management Fees

CatchMark provides asset management services to the Dawsonville Bluffs joint venture. Under the arrangement, CatchMark oversees the day-to-day operations of the joint venture, including accounting, reporting and other administrative services, subject to certain major decisions that require partner approval. For management of the Dawsonville Bluffs joint venture, CatchMark receives a fee based on invested capital, as defined by the joint venture agreement. Additionally, CatchMark receives an incentive-based promote earned for exceeding investment hurdles.

During the quarter ended March 31, 2022, CatchMark provided transition services to the Triple T joint venture under an agreement entered in October 2021. Under the transition services agreement, which was effective September 1, 2021 through March 31, 2022, CatchMark provided such services in exchange for a one-time payment of $5.0 million received in October 2021. This service fee was recognized as asset management fee revenue on a straight-line basis over the term of the transition services agreement. As of March 31, 2022, CatchMark has earned the service fee in full and the transition services agreement has expired.

During the three months ended March 31, 2022 and 2021, CatchMark earned the following fees from its unconsolidated joint ventures:

	Three Months Ended March 31,
(in thousands)	2022	2021
Triple T joint venture	$2,143	$3,112
Dawsonville Bluffs joint venture (1)	36	6
	$2,179	$3,118
(1)Includes $31,000 of incentive-based promote earned for exceeding investment hurdles for the three months ended March 31, 2022.

5.    Notes Payable and Lines of Credit

Amended Credit Agreement

As of March 31, 2022, CatchMark was party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, May 1, 2020, August 4, 2021 and October 14, 2021 (the “Amended Credit Agreement”), with a syndicate of lenders including CoBank, which serves as the administrative agent. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

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

As of March 31, 2022 and December 31, 2021, CatchMark had the following debt balances outstanding:

(in thousands)			Current Interest Rate (1)	Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate		March 31, 2022	December 31, 2021
Term Loan A-1	12/23/2024	LIBOR + 1.75%	2.21%	$84,706	$84,706
Term Loan A-2	12/1/2026	LIBOR + 1.90%	2.36%	89,706	89,706
Term Loan A-4	8/22/2025	LIBOR + 1.70%	2.16%	125,588	125,588
Total principal balance				$300,000	$300,000
Less: net unamortized deferred financing costs				(1,630)	(1,753)
Total				$298,370	$298,247
(1)    As of March 31, 2022. The weighted-average interest rate excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As of March 31, 2022, CatchMark had $253.6 million of borrowing capacity remaining under its credit facilities, consisting of $150.0 million under the Multi-Draw Term Facility, $68.6 million under Term Loan A-3, and $35.0 million under the Revolving Credit Facility.

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

Through February 2023, CatchMark may reborrow under the revolver feature of Term Loan A-3 using borrowing mechanics substantially similar to those that apply to the Revolving Credit Facility with the same pricing and maturity date as the existing Term Loan A-3. Borrowings under the revolver feature of the Term Loan A-3 may be used solely to finance acquisitions of additional real property and pay associated expenses. The Term Loan A-3 bears interest at an adjustable rate equal to a base rate plus 1.00% or a LIBOR rate plus 2.00%, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2027.

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

CatchMark pays the lenders an unused commitment fee on the unused portions of the Multi-Draw Term Facility, Term Loan A-3, and Revolving Credit Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV ratio. For the three months ended March 31, 2022 and 2021, CatchMark recognized $0.2 million and $0.1 million of unused commitment fees as interest expense on its consolidated statements of operations, respectively.

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

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. Therefore, CatchMark accrues patronage dividends it expects to receive based on historical patronage dividend rates. For the three months ended March 31, 2022 and 2021, CatchMark accrued $0.6 million and $0.9 million, respectively, as patronage dividends receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2022, CatchMark received patronage dividends of $3.6 million on its patronage eligible borrowings. Of the total patronage dividends received, $3.1 million was received in cash and $0.5 million was received in equity of the Patronage Banks.

As of March 31, 2022 and December 31, 2021, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage dividends classified as:	March 31, 2022	December 31, 2021
Accounts receivable	$629	$3,392
Prepaid expenses and other assets (1)	4,774	4,311
Total	$5,403	$7,703
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

CatchMark was in compliance with the financial covenants of the Amended Credit Agreement as of March 31, 2022.

Interest Paid and Fair Value of Outstanding Debt

During the three months ended March 31, 2022 and 2021, CatchMark made the following cash interest payments on its borrowings:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for interest	$1,600	$2,300

Included in the interest payments for the three months ended March 31, 2022 and 2021, were unused commitment fees of $0.2 million and $0.1 million, respectively.

As of March 31, 2022 and December 31, 2021, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.80% and 3.77%, respectively. After further consideration of expected patronage dividends, CatchMark's weighted-average interest rate as of March 31, 2022 and December 31, 2021 was 2.95% and 2.92%, respectively.

As of March 31, 2022 and December 31, 2021, the fair value of CatchMark's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps

CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of March 31, 2022, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)					Notional Amount
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
					$275,000

As of March 31, 2022, CatchMark’s interest rate swaps effectively fixed the interest rate on $275.0 million of its $300.0 million variable-rate debt at 3.95%, inclusive of the applicable spread and before consideration of expected patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statements of cash flows.

All of CatchMark's outstanding interest rate swaps during the three months ended March 31, 2022 and 2021 qualified for hedge accounting treatment.
Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of March 31, 2022 and December 31, 2021:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$2,951	$—
Interest rate swaps	Other liabilities	$—	$(14,277)

During the three months ended March 31, 2022 and 2021, CatchMark recognized a change in fair value of its interest rate swaps of $17.3 million and $15.7 million, as other comprehensive income, respectively.

During the three months ended March 31, 2022 and 2021, CatchMark reclassified $0.1 million and $0.3 million from accumulated other comprehensive income to interest expense related to the off-market swap value at hedge inception. These reclassifications were netted with the market value adjustment to interest rate swaps in the consolidated statements of comprehensive income.

Pursuant to the terms of its interest rate swaps, CatchMark paid $1.4 million during the three months ended March 31, 2022 and 2021, respectively. All amounts were included in interest expense in the consolidated statements of operations.

As of March 31, 2022, CatchMark estimated that approximately $1.3 million will be reclassified from accumulated other comprehensive income as an offset to interest expense over the next 12 months.

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

For 2022, WestRock is required to purchase, and we are required to make available for purchase to WestRock, a minimum of 371,100 tons of timber under the Mahrt Timber Agreements. For the three months ended March 31, 2022, WestRock purchased 70,000 tons under the Mahrt Timber Agreements, which represented 8% of CatchMark's net timber sales revenue.

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

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease ROU asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU asset and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $110,400 and $110,400 of operating lease expense for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, CatchMark paid $108,000 and $105,000, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows.

CatchMark had the following future annual payments for its operating lease as of March 31, 2022:

(dollar amounts in thousands)	Required Payments
Required payments
2022	$318
2023	435
2024	447
2025	459
2026	472
Thereafter	942
$3,073
Less: imputed interest	(441)
Operating lease liability	$2,632

Remaining lease term (years)	6.7
Discount rate	4.58%

CatchMark holds leasehold interests in 12,800 acres of timberlands under a long-term lease that expires in May 2022 (the “LTC Lease”). The LTC Lease provides CatchMark access rights to harvest timber as specified in the LTC Lease, which is, therefore, a lease of biological assets, and is excluded from the scope of ASC 842.

As of March 31, 2022, CatchMark had $242,000 of remaining future lease payments under its LTC Lease.

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

8.    Noncontrolling Interests

CatchMark Timber Trust is the general partner of CatchMark Timber OP and owns 99.76% of its Common Units directly and indirectly. The remaining 0.24% of the Common Units are owned by current and former officers and directors of CatchMark (the "Limited Partners").

CatchMark Timber OP issues LTIP Units to certain officers, directors, and employees of CatchMark. LTIP Units are a class of units structured to qualify as “profits interests” for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into the Common Units. The LTIP Units initially have no value and are not at parity with the Common Units with respect to liquidating distributions. Regular and other non-liquidating distributions are made by CatchMark Timber OP with respect to unvested LTIP Units as provided in the applicable award agreement for such units. Upon the occurrence of specified events, the LTIP Units can over time achieve partial to full parity with the Common Units.

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

For the three months ended March 31, 2022 and 2021, CatchMark recognized $0.3 million and $0.2 million in stock-based compensation expense, respectively, related to the Common Units held by the Limited Partners and the LTIP Units as noncontrolling interests. In January 2022, as the result of forfeitures of 105,862 performance-based LTIP Units, $0.7 million of cumulative compensation costs related to such forfeited LTIP Units previously recognized as noncontrolling interests was reclassified to additional paid-in capital. During the three months ended March 31, 2022, no LTIP Units were converted to Common Units.

9.     Stock-based Compensation

Long-Term Incentive Plans

On June 24, 2021, CatchMark's stockholders approved a long-term incentive plan (the "2021 Incentive Plan") at its 2021 annual meeting of stockholders. The 2021 Incentive Plan replaced CatchMark's 2017 long-term incentive plan. The 2021 Incentive Plan allows for the award of options, stock appreciation rights, restricted stock, RSUs, deferred stock units, performance awards, other stock-based awards, LTIP Units or any other right or interest relating to stock or cash to the employees, directors, and consultants of CatchMark or its affiliates. A total of 2.0 million shares of CatchMark's common stock were reserved and available for issuance pursuant to awards granted under the 2021 Incentive Plan. As of March 31, 2022, 1.2 million shares of CatchMark's common stock remained available for issuance under the 2021 Incentive Plan.

Service-based Restricted Stock Grants to Employees

On February 18, 2022, CatchMark granted 182,794 shares of service-based restricted stock to its employees and officers, which will vest in equal installments over a four-year period. The fair value of $1.5 million was determined based on the closing price of CatchMark's common stock on the grant date and is amortized evenly over the vesting period.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	373,047	$10.62
Granted	182,794	$8.02
Vested	(130,886)	$10.84
Forfeited	(5,500)	$9.49
Unvested at March 31, 2022	419,455	$9.43

Performance-based Grants and Forfeitures

On January 20, 2022, the Compensation Committee of the CatchMark's board of directors (the "Compensation Committee") determined that performance-based grants issued pursuant to CatchMark's 2019 executives' LTIP with a performance period from January 1, 2019 through December 31, 2021 were not earned. As a result, 105,862 LTIP Units issued thereunder were forfeited and the remaining unamortized cost of $144,000 associated with these grants was expensed in the first quarter of 2022.

On March 2, 2022, CatchMark granted 358,454 shares of performance-based LTIP Units to its executive officers and 232,222 shares of performance-based restricted stock to its executive officers and eligible officers (the "2022 Performance-based Grant"). The issuance represents the maximum number of LTIP Units or shares of restricted stock that could be earned based on the relative performance of CatchMark's TSR against pre-established benchmarks over a three-year performance period from January 1, 2022 to December 31, 2024. The Compensation Committee will determine the earned awards after the end of the performance period, and the earned awards will vest in two equal installments in the first quarter of 2025 and 2026. The total compensation cost of the 2022 Performance-based Grant was $2.1 million and will be amortized over a weighted-vesting period of 3.4 years. The fair value of each LTIP Unit and share of restricted stock was calculated using Monte-Carlo simulation with the following assumptions:

Grant date CTT closing price (March 2, 2022)	$7.89
Weighted-average fair value per granted LTIP Unit/share	$3.62
Assumptions:
Volatility	43.15%
Expected term (years)	3.0
Risk-free interest rate	1.65%

A rollforward of CatchMark's unvested, performance-based LTIP Units grants for the three months ended March 31, 2022 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	505,908	$6.52
Granted	358,454	$3.62
Vested	—	$—
Forfeited	(105,862)	$8.13
Unvested at March 31, 2022	758,500	$4.92

A rollforward of CatchMark's unvested, performance-based restricted stock grants for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	67,769	$6.14
Granted	232,222	$3.62
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2022	299,991	$4.19

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months ended March 31, 2022 and 2021 is presented below:

	Three Months Ended March 31,
(in thousands)	2022	2021
General and administrative expenses	$680	$512
Forestry management expenses	171	107
Total (1)	$851	$619
(1)The three months ended March 31, 2022 and 2021 includes $0.3 million and $0.2 million of stock-based compensation recognized as noncontrolling interest, respectively.

As of March 31, 2022, approximately $7.3 million of compensation expense related to unvested restricted stock and LTIP Units remained to be recognized over a weighted-average period of 2.8 years.

10.     Segment Information

As of March 31, 2022, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents revenues by reportable segment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Harvest	$18,693	$21,211
Real Estate	6,070	3,357
Investment Management	2,179	3,118
Total	$26,942	$27,686

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Harvest	$9,611	$8,927
Real Estate	5,752	3,144
Investment Management	2,733	3,820
Corporate	(3,250)	(2,954)
Total	$14,846	$12,937

A reconciliation of Adjusted EBITDA to GAAP net income (loss) is presented below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA	$14,846	$12,937
Subtract:
Depletion	4,149	7,725
Interest expense (1)	2,111	2,342
Amortization (1)	423	633
Depletion, amortization, and basis of timberland and mitigation credits sold included in income from unconsolidated joint venture (2)	64	88
Basis of timberland sold, lease terminations and other (3)	4,040	1,966
Stock-based compensation expense	851	619
Post-employment benefits (4)	8	16
Other (5)	16	99
Net income (loss)	$3,184	$(551)
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
(4)Reflects one-time, non-recurring post-employment benefits associated with the retirement of our former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents paid in installments over agreed-upon periods of time.
(5)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

11.     Subsequent Event

Dividend Declaration

On May 5, 2022, CatchMark declared a cash dividend of $0.075 per share for its common stockholders of record on May 31, 2022, payable on June 15, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We acquire and operate prime timberlands located in leading U.S. mill markets. We actively manage our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship. We continued to execute our three-pillar strategy of owning and investing in prime timberlands located in leading mill markets, and optimizing harvest operations through delivered wood sales and opportunistic stumpage sales. After completing the disposition of our Pacific Northwest timberlands and exiting the Triple T joint venture in the second half of 2021, we have refocused our ownership and operations on the nation’s premier wood basket, the U.S. South. We are seeking to expand our presence in superior mill markets where we already have strong local relationships to strengthen our Harvest EBITDA while maintaining stable merchantable inventory per acre. Our strategic investment opportunities include direct acquisition of high-quality industrial timberland properties with a target average transaction size ranging from $5 million to $50 million, and the development of new revenue-generating environmental initiatives such as wetlands mitigation banking, solar projects, and carbon sequestration.

During the first quarter of 2022, we realized significant net timber sales price increases in the U.S. South, 8% for pulpwood and 30% for sawtimber, as compared to the prior year quarter. As a result, we increased timber sales revenue in the U.S. South by 17% despite a 2% planned harvest volume reduction. Our U.S. South stumpage prices maintained significant premiums over South-wide averages a result of our local market advantages. Our timberlands continue to maintain harvest productivity of approximately 5.1 tons per acre, consistent with our three and five-year average.

We continuously assess potential alternative uses of our timberlands, as some of our properties may be more valuable for development, conservation, recreational or other purposes than for growing timber. In the first quarter of 2022, we sold 3,400 acres of timberland for $6.1 million, or $1,771 per acre, under our retail land sales program. Acres sold in the current quarter was comprised of approximately 37% pine plantation, which was about half of our portfolio average. When evaluating our land sale opportunities, we assess a full range of matters relating to the timberland property or properties, including, but not limited to inventory stocking below portfolio average, higher mix of hardwood inventory, below portfolio-average productivity characteristics, geographical procurement and operating areas, and timber reservation opportunities.

During the first quarter of 2022, we paid $3.6 million of distributions to our stockholders, which were fully covered by net cash provided by operating activities. We did not repurchase any shares of our common stock under our SRP during the quarter.

Timberland Portfolio

As of March 31, 2022, we wholly owned interests in 365,300 acres of high-quality industrial timberland in the U.S. South, consisting of 352,500 acres of fee timberlands and 12,800 acres of leased timberlands (expiring in May 2022). Our wholly-owned timberlands are located within an attractive fiber basket encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our timberlands consisted of 72% pine plantations by acreage and 55% sawtimber by volume.

Acres by state as of March 31, 2022	Fee	Lease	Total
Alabama	65,100	1,800	66,900
Georgia	220,200	11,000	231,200
South Carolina	67,200	—	67,200
Total	352,500	12,800	365,300

As of March 31, 2022, our wholly-owned timber inventory consisted of an estimated 13.9 million tons of merchantable inventory with the following components:

(in millions)	Tons
Merchantable timber inventory (1)	Fee	Lease (3)	Total
Pulpwood	6.2	0.1	6.3
Sawtimber (2)	7.4	0.2	7.6
Total	13.6	0.3	13.9
(1)Merchantable timber inventory does not include current year growth.
(2) Includes chip-n-saw and sawtimber.
(3)Lease expiring in May 2022 and includes certain stocking reversion requirements upon its expiration.

In addition to our wholly-owned timberlands, we owned a 50% membership interest in the Dawsonville Bluffs joint venture as of March 31, 2022 (see Note 4 — Unconsolidated Joint Venture to our accompanying consolidated financial statements for further details).

Segment Information

We have three reportable segments: Harvest, Real Estate and Investment Management. Our Harvest segment includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Our Real Estate segment includes timberland sales, cost of timberland sales and large dispositions. Our Investment Management segment includes investments in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. For additional information, see Note 10 — Segment Information to our accompanying consolidated financial statements.

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2022, WestRock is required to purchase a minimum of 371,100 tons of timber under the Mahrt Timber Agreements. For the three months ended March 31, 2022, WestRock purchased 70,000 tons under the Mahrt Timber Agreements, which represented 8% of our net timber sales revenue. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We are party to a pulpwood supply agreement with IP (the "Carolinas Supply Agreement"). For full year 2022, IP is required to purchase a minimum of 50,000 tons of timber under the Carolinas Supply Agreement. During the three months ended March 31, 2022, we sold 6,100 tons under the Carolinas Supply Agreement, which represented 1% of our net timber sales revenue.

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

Shelf Registration Statement and Equity Offerings

On February 28, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC, which was declared effective on May 7, 2020. Our shelf registration statement provides us with future flexibility to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, we entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of our common stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under our shelf registration statement. As of March 31, 2022, we have not sold any shares of common stock under the distribution agreement.

Credit Facilities

The table below presents the details of each credit facility under the Amended Credit Agreement as of March 31, 2022:

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
(2)Term Loan A-3 has an 18-month revolver feature through February 4, 2023.

Borrowing under the Multi-Draw Term Facility, which is interest only until its maturity date, may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, to fund the repurchase of our common stock, and to reimburse payments of drafts under letters of credit. The revolver feature of Term Loan A-3 may be used solely to finance timberland acquisitions and associated expenses. The Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes.

Patronage Dividends

We are eligible to receive annual patronage dividends from the Patronage Banks under the Amended Credit Agreement. The annual patronage dividend depends on the weighted-average patronage-eligible debt balance with each participating lender during the respective fiscal year, as calculated by CoBank, as well as the financial performance of the Patronage Banks.

In March 2022, we received patronage dividends of $3.6 million on our patronage eligible borrowings. Of the total patronage dividends received in March 2022, $3.5 million was standard patronage dividends and $0.1 million was special patronage dividends. Approximately 87% of the standard patronage dividends was received in cash and the remaining 13% was received in equity of the Patronage Banks. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' board of directors. The special patronage dividend was received in cash. For the three months ended March 31, 2022, we accrued $0.6 million of patronage dividends receivable for 2022, approximately 75% to 85% of which is expected to be received in cash in March 2023.

Debt Covenants

As of March 31, 2022, the Amended Credit Agreement contains, among others, the following financial covenants which:
•limit the LTV ratio to 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of March 31, 2022.

Interest Rate Swaps

As of March 31, 2022, we had two outstanding interest rate swaps, which effectively fixed the interest rate on $275.0 million of our $300.0 million variable-rate debt at 3.95%, inclusive of the applicable spread but before considering patronage dividends. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of our common stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the three months ended March 31, 2022, we did not repurchase any share of our common stock under the SRP. As of March 31, 2022, we had 49.2 million shares of common stock outstanding and may repurchase up to an additional $13.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase our common stock. To date, all share repurchases under the SRP have been funded with cash on-hand.
Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2022 was $12.0 million, $0.4 million higher than the three months ended March 31, 2021. Cash provided by operating activities consisted primarily of proceeds from timber sales, timberland sales, and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The increase in net cash provided by operating activities was primarily due to a $2.6 million increase in net proceeds from timberland sales, a $0.5 million decrease in other operating expenses, and a 0.3 million decrease in forestry management fees, offset by a $2.0 million change in working capital due to timing of receipts and payments and a $0.9 million decrease in asset management fees.

Net cash used in financing activities for the three months ended March 31, 2022 was $5.5 million, $3.0 million lower than the three months ended March 31, 2021, primarily due to lower cash distributions in the current year period. We made $3.6 million of cash distributions during the three months ended March 31, 2022, which was fully funded from net cash provided by operating activities, as compared to $6.6 million in the prior year quarter.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of March 31, 2022, we had a cash balance of $27.4 million and had access to $253.6 million of additional borrowing capacity under the Amended Credit Agreement.

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

Distributions

Our board of directors has authorized cash distributions quarterly. The amount of future distributions that we may pay will be determined by our board of directors as described in Overview section above. During the three months ended March 31, 2022, we declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 10, 2022	February 28, 2022	March 15, 2022	$0.075

For the three months ended March 31, 2022, we paid total distributions of $3.6 million. The distributions were funded from net cash provided by operating activities.

On May 5, 2022, we declared a cash dividend of $0.075 per share for our common stockholders of record on May 31, 2022, payable on June 15, 2022.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes and associated depletion expense, changes to associated depletion rates, the level of timberland sales, management fees earned, large dispositions, varying interest expense based on the amount and cost of outstanding borrowings, and performance of our unconsolidated joint venture.

Selected operational results for the three months ended March 31, 2022 and 2021 are shown in the following table (dollar amounts in thousands, except for per-acre/per-ton amounts):

	Three Months Ended March 31,		Change
	2022	2021	%
Consolidated
Timber sales revenue	$17,723	$20,149	(12)%
Timberland sales revenue	$6,070	$3,357	81%
Asset management fees revenue	$2,179	$3,118	(30)%

Timber sales volume (tons)
Pulpwood	227,678	273,341	(17)%
Sawtimber (1)	240,930	251,421	(4)%
	468,608	524,762	(11)%

U.S. South
Timber sales revenue	$17,723	$15,207	17%

Timber sales volume (tons)
Pulpwood	227,678	271,189	(16)%
Sawtimber (1)	240,930	204,576	18%
	468,608	475,765	(2)%

Harvest Mix
Pulpwood	49%	57%
Sawtimber (1)	51%	43%
Delivered % as of total volume	66%	74%
Stumpage % as of total volume	34%	26%

Net timber sales price (per ton) (2)
Pulpwood	$15	$14	8%
Sawtimber (1)	$33	$25	30%

Timberland sales
Gross sales	$6,070	$3,357	81%
Acres sold	3,400	1,800	96%
% of fee acres	1.0%	0.5%
Price per acre (3)	$1,771	$1,923	(8)%

Pacific Northwest (4)
Timber sales revenue	$—	$4,942	(100)%

Timber sales volume (tons)
Pulpwood	—	2,152	(100)%
Sawtimber	—	46,845	(100)%
	—	48,997	(100)%

Harvest Mix
Pulpwood	—%	4%
Sawtimber	—%	96%
Delivered % as of total volume	—%	100%
Stumpage % as of total volume	—%	—%

Delivered timber sales price (per ton) (2)(5)
Pulpwood	$—	$30
Sawtimber	$—	$104

(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Excludes value of timber reservations, which retained 7,000 tons and 9,800 tons of merchantable inventory, respectively, with a sawtimber mix of 79% and 56%, respectively, for the three months ended March 31, 2022 and 2021.
(4)Exited the Pacific Northwest in August 2021.
(5)Shown on a delivered basis which includes contract logging and hauling costs.

Timber sales revenue totaled $17.7 million for the three months ended March 31, 2022, a 12% decrease from the same period last year as a result of selling our Pacific Northwest property in August 2021. We generated $17.7 million of timber sales revenue in the U.S. South in the first quarter, 17% higher than the prior year quarter, despite a planned decrease in harvest volume and a lower mix of delivered sales, as a result of strong pricing and a higher mix of sawtimber.

Our harvest volume in the U.S. South was 2% lower than prior year quarter, in line with our 2022 harvest plan. Our mix of delivered sales decreased as compared to prior year as we capitalized on advantageous stumpage sales that allowed us to capture attractive pricing. Our harvest productivity on a per-acre basis remained consistent after taking into consideration the impact of the recent timberland sales and prior capital recycling dispositions.

Our realized net timber sales price for pulpwood and sawtimber improved 8% and 30%, respectively, from the prior year quarter, and held a 37% and 47% premium over TimberMart-South South-wide averages as a result of operating in strong local markets where we selectively assembled our prime timberlands portfolio. Our net timber sales price for pulpwood and sawtimber increased by 3% and 28%, respectively, as compared to full year 2021.

We generated $6.1 million of timberland sales revenue in the first quarter of 2022, as planned.

Comparison of the three months ended March 31, 2022 versus the three months ended March 31, 2021

Revenues. Revenues for the three months ended March 31, 2022 were $26.9 million, $0.7 million lower than the three months ended March 31, 2021 as a result of a $2.4 million decrease in timber sales and a $0.9 million decrease in asset management fees, offset by a $2.7 million increase in timberland sales revenue. Timber sales revenue was lower in the current year quarter due to $4.9 million of timber sales from the Pacific Northwest in the first quarter of 2021, partially offset by a $2.5 million increase in the U.S. South, driven by significant increases in our net timber sales prices. Timberland sales revenue increased by 81% due to selling more acres. As expected, in the first quarter, we completed approximately 35% to 40% of our annual timberland sales target. Timberland sales price per acre was 8% lower than the prior year period due to current quarter sales having lower productivity characteristics, including a significantly lower percentage of pine plantations. Acres sold in the current period also had a lower average merchantable timber stocking than our portfolio average of 39 tons per acre at the beginning of the year. Asset management fees decreased as a result of exiting the Triple T joint venture in 2021 (see Note 4 — Unconsolidated Joint Venture to our accompanying consolidated financial statements for further details).

Details of timber sales revenue by product for the three months ended March 31, 2022 and 2021 are shown in the following table:

	Three Months Ended March 31, 2021	Changes attributable to:		Three Months Ended March 31, 2022
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$7,547	$741	$(1,776)	$6,512
Sawtimber (2)	12,602	2,323	(3,714)	11,211
	$20,149	$3,064	$(5,490)	$17,723
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $6.3 million for the three months ended March 31, 2022, $2.4 million lower than prior year period primarily due to a $2.5 million decrease that resulted from the disposition of our Pacific Northwest property in August 2021, offset by a $0.1 million increase in the U.S. South. Our

U.S. South blended logging rates increased 17% compared to the prior year period primarily due to higher fuel and labor costs in the current year. However, these increased costs were largely offset by higher negotiated delivered wood sales prices, which allowed us to maintain stumpage values.

Depletion expense decreased to $4.1 million for the three months ended March 31, 2022 from $7.7 million for the three months ended March 31, 2021 due to a $3.0 million decrease that resulted from the disposition of our Pacific Northwest property in August 2021 and a $0.6 million decrease in the U.S. South, primarily driven by lower blended depletion rates in the current year.

Cost of timberland sales increased to $4.3 million for the three months ended March 31, 2022 from $2.2 million for the three months ended March 31, 2021 primarily due to selling more acres in the current year period.
Forestry management expenses decreased $0.3 million to $1.6 million for the three months ended March 31, 2022 from $1.9 million for the three months ended March 31, 2021 primarily due to lower personnel costs.
General and administrative expenses increased by $0.4 million to $4.0 million for the three months ended March 31, 2022 primarily due to higher professional fees.

Other operating expenses decreased by $0.5 million to $1.2 million for the three months ended March 31, 2022 primarily due to decreases in road maintenance costs as a result of the Pacific Northwest disposition in August 2021.

Interest expense. Interest expense decreased $0.4 million to $2.5 million for the three months ended March 31, 2022 primarily due to a lower weighted-average debt outstanding balance and a $0.2 million decrease in amortization of the off-market swap value in the current year period.

Net income (loss). For the three months ended March 31, 2022, we recognized $3.2 million of net income compared to a $0.6 million net loss for the three months ended March 31, 2021. We generated net income in the current year quarter primarily as a result of significant increases in our net timber sales prices, profits on timberland sales, lower blended depletion rates and lower interest expense. The improvement in our net income was primarily due to a $4.2 million decrease in total expenses and a $0.4 million decrease in interest expense, offset by a $0.7 million decrease in total revenue and a $0.1 million decrease in income recognized from our unconsolidated joint venture. Our net income per share for the three months ended March 31, 2022 was $0.07 as compared to a net loss per share of $0.01 for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022, Adjusted EBITDA was $14.8 million, a $1.9 million increase from the three months ended March 31, 2021 primarily due to a $2.6 million increase in net timberland sales, offset by a $0.9 million decrease in asset management fee revenues.

Our reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income (loss)	$3,184	$(551)
Add:
Depletion	4,149	7,725
Interest expense (1)	2,111	2,342
Amortization (1)	423	633
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (2)	64	88
Basis of timberland sold, lease terminations and other (3)	4,040	1,966
Stock-based compensation expense	851	619
Post-employment benefits (4)	8	16
Other (5)	16	99
Adjusted EBITDA	$14,846	$12,937
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
(4)Reflects one-time, non-recurring post-employment benefits associated with the retirement of our former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents paid in installments over agreed-upon periods of time.

(5)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

Segment EBITDA

For the three months ended March 31, 2022, Harvest EBITDA was $9.6 million, a $0.7 million increase from the prior year period, primarily due to a $0.5 million decrease in other operating expenses and a $0.3 million decrease in forestry management expenses. Real Estate EBITDA increased by $2.6 million to $5.8 million as a result of selling more acres in 2022. Investment Management EBITDA decreased by $1.1 million to $2.7 million for the three months ended March 31, 2022 primarily due to a $0.9 million decrease in asset management fees and a $0.1 million decrease in Adjusted EBITDA generated by the Dawsonville Bluffs joint venture.

The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Harvest	$9,611	$8,927
Real Estate	$5,752	$3,144
Investment Management	$2,733	$3,820
Corporate	$(3,250)	$(2,954)
Total	$14,846	$12,937

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)
Credit Facility	Maturity Date	Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$84,706
Term Loan A-2	12/01/2026	LIBOR + 1.90%	89,706
Term Loan A-4	8/22/2025	LIBOR + 1.70%	125,588
Total Principal Balance			$300,000

As of March 31, 2022, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
Total					$275,000

As of March 31, 2022, after consideration of the interest rate swaps, $25.0 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million was subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of March 31, 2022, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$7,059	$10,466	$7,475	$—	$25,000
Effectively fixed-rate debt	$—	$—	$77,647	$115,122	$82,231	$—	$275,000
Average interest rate (1):
Variable-rate debt	—%	—%	2.21%	2.16%	2.36%	—%	2.23%
Effectively fixed-rate debt	—%	—%	3.95%	3.95%	3.95%	—%	3.95%
(1)Inclusive of applicable spread but before considering patronage dividends.

As of March 31, 2022, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.80%, before considering patronage dividends. A 1.0% change in interest rates would result in a change in interest expense of $0.3 million per year. The amount of variable-rate debt outstanding in the future will largely be dependent upon the level of cash flow from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt, the acquisition of timberland properties, and other investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	$—	—	$—	$13.7	million
February 1 - February 28	50,279	$8.02	—	$—	$13.7	million
March 1 - March 31	—	$—	—	$—	$13.7	million
Total	50,279		—
(1)See Item 2 — Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for details of our SRP.
(2)Includes shares withheld to satisfy tax withholding requirements.

ITEM 6.        EXHIBITS
The exhibits required to be filed with this report are set forth below and incorporated by reference herein.

Exhibit Number		Description	Reference

3.1		Sixth Articles of Amendment and Restatement	Form 10-Q for the quarter ended June 30, 2013 filed on August 12, 2013, Exhibit 3.1

3.2		First Articles of Amendment to the Sixth Articles of Amendment and Restatement	Form S-11 (File No. 333-191322) filed on September 23, 2013, Exhibit 3.2

3.3		Articles of Amendment	Form 8-K filed on October 25, 2013, Exhibit 3.1

3.4		Articles of Amendment	Form 8-K filed on October 25, 2013, Exhibit 3.2

3.5		Articles Supplementary	Form 8-K filed on October 25, 2013, Exhibit 3.3

3.6		Amended and Restated Bylaws	Form S-8 (File No. 333-191916) filed on October 25, 2013, Exhibit 3.6

3.7		Amendment No. 1 to Amended and Restated Bylaws	Form 8-K filed on January 30, 2020, Exhibit 3.1

10.1	* +	Form of Time-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2021 Incentive Plan

10.2	* +	Form of Performance-Based Restricted Stock Award Certificate under the CatchMark Timber Trust, Inc. 2021 Incentive Plan

10.3	* +	Form of Performance-Based LTIP Unit Award Certificate under the CatchMark Timber Trust, Inc. 2021 Incentive Plan

10.4	* +	Form of Distribution Equivalent Award Certificate with respect to Restricted Stock Awards under the CatchMark Timber Trust, Inc. 2021 Incentive Plan

10.5	* +	Form of Distribution Equivalent Award Certificate with respect to LTIP Unit Awards under the CatchMark Timber Trust Inc. 2021 Incentive Plan

31.1*	*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	*	XBRL Taxonomy Extension Schema Document

101.CAL*	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	May 5, 2022	By:	/s/ Ursula Godoy-Arbelaez
Ursula Godoy-Arbelaez Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer and Principal Accounting Officer)