Form 10-Q
period 2022-06-30
CatchMark Timber Trust, Inc.
filed 2022-08-04
CIK 1341141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 001-36239

CATCHMARK TIMBER TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3536671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 2650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock, as of August 1, 2022: 49,275,171 shares

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

Forward-looking statements in this report, include, but are not limited to, statements regarding our pending merger with PotlatchDeltic Corporation and the repayment of our outstanding indebtedness in connection with the merger, as well as statements regarding anticipated property performance and growth in our portfolio; expected uses of cash generated from operations, debt financings and debt and equity offerings; expected sources and adequacy of capital resources and liquidity; our anticipated distribution policy; changes in depletion rates, merchantable timber book value and standing timber inventory volume; anticipated harvest volume and mix of harvest volume; and other factors that may lead to fluctuations in future net income (loss).

Forward-looking statements are based on currently available information and a number of assumptions involving judgments and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience and our present expectations. Such risks and uncertainties include those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, and our subsequent reports filed with the SEC. Accordingly, readers are cautioned not to rely on our forward-looking statements, which speak only as of the date that this report is filed with the SEC. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. Our results of operations for the three months and six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the full year.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for per-share amounts)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$33,727	$22,963
Accounts receivable	3,852	5,436
Prepaid expenses and other assets	18,179	6,294
Operating lease right-of-use asset (Note 7)	2,371	2,527
Deferred financing costs	2,279	2,606
Timber assets (Note 3):
Timber and timberlands, net	453,240	466,130
Intangible lease assets	—	1
Investments in unconsolidated joint ventures (Note 4)	1,719	1,353
Total assets	$515,367	$507,310

Liabilities:
Accounts payable and accrued expenses	$7,143	$3,677
Operating lease liability (Note 7)	2,556	2,707
Other liabilities	3,957	18,683
Notes payable and lines of credit, net of deferred financing costs (Note 5)	298,478	298,247
Total liabilities	312,134	323,314

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Class A common stock, $0.01 par value; 900,000 shares authorized; 49,248 and 48,888 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	492	489
Additional paid-in capital	731,339	729,960
Accumulated deficit and distributions	(546,127)	(537,477)
Accumulated other comprehensive income (loss)	15,326	(11,217)
Total stockholders’ equity	201,030	181,755
Noncontrolling Interests	2,203	2,241
Total equity	203,233	183,996
Total liabilities and equity	$515,367	$507,310

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Timber sales	$14,679	$20,111	$32,402	$40,260
Timberland sales	8,818	7,632	14,888	10,989
Asset management fees	110	3,211	2,289	6,329
Other revenues	952	986	1,922	2,048
	24,559	31,940	51,501	59,626
Expenses:
Contract logging and hauling costs	6,277	8,825	12,618	17,556
Depletion	3,201	6,657	7,350	14,382
Cost of timberland sales	6,475	5,641	10,812	7,796
Forestry management expenses	1,498	1,707	3,123	3,594
General and administrative expenses	7,650	3,094	11,619	6,694
Land rent expense	106	20	186	133
Other operating expenses	1,441	1,714	2,690	3,427
	26,648	27,658	48,398	53,582

Other income (expense):
Interest income	48	—	51	1
Interest expense	(2,778)	(3,337)	(5,279)	(6,265)
Gain on large disposition	—	759	—	759
	(2,730)	(2,578)	(5,228)	(5,505)

Income (loss) before unconsolidated joint ventures	(4,819)	1,704	(2,125)	539
Income from unconsolidated joint ventures (Note 4)	260	49	750	663
Net income (loss)	(4,559)	1,753	(1,375)	1,202
Net income (loss) attributable to noncontrolling interest	(11)	4	(3)	3
Net income (loss) attributable to common stockholders	$(4,548)	$1,749	$(1,372)	$1,199

Weighted-average common shares outstanding - basic	48,522	48,421	48,501	48,398
Income (loss) per share - basic	$(0.09)	$0.04	$(0.03)	$0.02

Weighted-average common shares outstanding - diluted	48,522	48,562	48,501	48,513
Income (loss) per share - diluted	$(0.09)	$0.04	$(0.03)	$0.02

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(4,559)	$1,753	$(1,375)	$1,202
Other comprehensive income (loss):
Market value adjustment to interest rate swaps	9,284	(4,504)	26,607	11,181
Comprehensive income (loss)	4,725	(2,751)	25,232	12,383
Comprehensive income (loss) attributable to noncontrolling interest	22	(11)	64	19
Comprehensive income (loss) attributable to common stockholders	$4,703	$(2,740)	$25,168	$12,364

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except for per-share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2021	48,888	$489	$729,960	$(537,477)	$(11,217)	$181,755	$2,241	$183,996
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	360	3	876	—	—	879	(431)	448
Dividends on common stock ($0.075 per share)	—	—	—	(3,639)	—	(3,639)	—	(3,639)
Distributions to noncontrolling interest	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	3,176	—	3,176	8	3,184
Other comprehensive income	—	—	—	—	17,281	17,281	42	17,323
Balance, March 31, 2022	49,248	$492	$730,836	$(537,940)	$6,064	$199,452	$1,851	$201,303
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	—	—	503	—	—	503	350	853
Dividends on common stock ($0.075 per share)	—	—	—	(3,639)	—	(3,639)	—	(3,639)
Distributions to noncontrolling interest	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(4,548)	—	(4,548)	(11)	(4,559)
Other comprehensive income	—	—	—	—	9,262	9,262	22	9,284
Balance, June 30, 2022	49,248	$492	$731,339	$(546,127)	$15,326	$201,030	$2,203	$203,233

	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2020	48,765	$488	$728,662	$(572,493)	$(27,893)	$128,764	$1,148	$129,912
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	139	1	(46)	—	—	(45)	174	129
Dividends on common stock ($0.135 per share)	—	—	—	(6,537)	—	(6,537)	—	(6,537)
Distributions to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	(550)	—	(550)	(1)	(551)
Other comprehensive income	—	—	—	—	15,655	15,655	30	15,685
Balance, March 31, 2021	48,904	$489	$728,616	$(579,580)	$(12,238)	$137,287	$1,323	$138,610
Issuance of common stock pursuant to:
LTIP, net of forfeitures and amounts withheld for income taxes	2	—	539	—	—	539	177	716
Dividends on common stock ($0.135 per share)	—	—	—	(6,537)	—	(6,537)	—	(6,537)
Distributions to noncontrolling interest	—	—	—	—	—	—	(26)	(26)
Net income	—	—	—	1,749	—	1,749	4	1,753
Other comprehensive loss	—	—	—	—	(4,493)	(4,493)	(11)	(4,504)
Balance, June 30, 2021	48,906	$489	$729,155	$(584,368)	$(16,731)	$128,545	$1,467	$130,012

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(1,375)	$1,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	7,350	14,382
Basis of timberland sold, lease terminations and other	10,738	7,667
Stock-based compensation expense	1,704	1,386
Noncash interest expense	771	1,171
Noncash lease expense	5	11
Other amortization	59	87
Gain on large dispositions	—	(759)
Income from unconsolidated joint venture	(750)	(663)
Operating distributions from unconsolidated joint venture	384	—
Interest paid under swaps with other-than-insignificant financing element	2,377	2,845
Changes in assets and liabilities:
Accounts receivable	1,397	(258)
Prepaid expenses and other assets	3,420	497
Accounts payable and accrued expenses	3,529	878
Other liabilities	(3,401)	1,606
Net cash provided by operating activities	26,208	30,052

Cash Flows from Investing Activities:
Timberland acquisitions and earnest money paid	(2,291)	—
Capital expenditures (excluding timberland acquisitions)	(2,990)	(3,320)
Distributions from unconsolidated joint ventures	—	266
Net proceeds from large dispositions	—	7,340
Net cash provided by (used in) investing activities	(5,281)	4,286

Cash Flows from Financing Activities:
Repayment of notes payable	—	(7,295)
Financing costs paid	(61)	(7)
Interest paid under swaps with other-than-insignificant financing element	(2,377)	(2,845)
Dividends/distributions paid	(7,296)	(13,128)
Repurchase of common shares	(26)	(158)
Repurchase of common shares for minimum tax withholding	(403)	(538)
Net cash used in financing activities	(10,163)	(23,971)
Net change in cash and cash equivalents	10,764	10,367
Cash and cash equivalents, beginning of period	22,963	11,924
Cash and cash equivalents, end of period	$33,727	$22,291

See accompanying notes.

CATCHMARK TIMBER TRUST, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 (UNAUDITED)

1.    Organization

CatchMark Timber Trust, Inc. ("CatchMark Timber Trust") (NYSE: CTT) owns and operates timberlands located in the United States and has elected to be taxed as a REIT for federal income tax purposes. CatchMark Timber Trust acquires, owns, operates, manages, and disposes of timberland directly, through wholly-owned subsidiaries, or through joint ventures. CatchMark Timber Trust was incorporated in Maryland in 2005 and commenced operations in 2007. CatchMark Timber Trust conducts substantially all of its business through CatchMark Timber Operating Partnership, L.P. (“CatchMark Timber OP”), a Delaware limited partnership. CatchMark Timber Trust is the general partner of CatchMark Timber OP, possesses full legal control and authority over its operations, and owns 99.76% of its Common Units, directly and indirectly through CatchMark LP Holder, LLC (“CatchMark Timber LP”), a Delaware limited liability company and wholly-owned subsidiary of CatchMark Timber Trust. The remaining 0.24% of CatchMark Timber OP’s Common Units are owned by current and former officers and directors of CatchMark Timber Trust. In addition, CatchMark Timber Trust conducts certain aspects of its business through CatchMark Timber TRS, Inc. (“CatchMark TRS”), a Delaware corporation formed as a wholly-owned subsidiary of CatchMark Timber OP in 2006. CatchMark TRS is a taxable REIT subsidiary. Unless otherwise noted, references herein to CatchMark shall include CatchMark Timber Trust and all of its subsidiaries, including CatchMark Timber OP, and the subsidiaries of CatchMark Timber OP, including CatchMark TRS.

Proposed Merger

On May 29, 2022, CatchMark Timber Trust and CatchMark Timber OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PotlatchDeltic Corporation, a Delaware corporation (“PotlatchDeltic”), and Horizon Merger Sub 2022, LLC, a Delaware limited liability company (“Merger Sub”). Pursuant to the Merger Agreement, CatchMark Timber Trust will be merged with and into Merger Sub, with Merger Sub surviving the merger as a wholly-owned subsidiary of PotlatchDeltic (the "Company Merger") followed by the merger of CatchMark Timber OP with and into Merger Sub, with Merger Sub surviving the merger as a wholly-owned subsidiary of PotlatchDeltic (the “Partnership Merger” and together with the Company Merger, the “Mergers”).

The Merger Agreement provides that at the effective time of the Company Merger, each issued and outstanding share of Common Stock, other than those shares held by CatchMark Timber Trust, CatchMark Timber OP, PotlatchDeltic, Merger Sub or any of their respective wholly-owned subsidiaries (“Excluded Shares”), will be converted into the right to receive 0.230 shares of common stock of PotlatchDeltic plus the right to receive cash in lieu of any fractional shares of common stock of PotlatchDeltic (the "Merger Consideration"). Also at the effective time of the Partnership Merger, each of the issued and outstanding Common Units, other than those Common Units held by CatchMark Timber Trust, CatchMark Timber OP, PotlatchDeltic, Merger Sub, or any of their respective wholly-owned subsidiaries (“Excluded OP Units”), will automatically be converted into the right to receive the Merger Consideration.

In addition, the Merger Agreement provides that (i) immediately prior to the effective time of the Company Merger, any and all outstanding issuance and forfeiture conditions on any Common Stock granted under CatchMark's equity incentive plans that is unvested or subject to a substantial risk of forfeiture will be deemed satisfied in full and on a fully vested basis (at maximum performance to the extent applicable), and such vested shares will automatically be converted into the right to receive the Merger Consideration at the Company Merger effective time; (ii) immediately prior to the effective time of the Partnership Merger, each issued and outstanding unvested LTIP Unit will automatically become fully vested (at maximum performance, to the extent applicable) and, immediately after such vesting, each vested LTIP Unit that is eligible for conversion into a Common Unit will automatically convert into a Common Unit, which will automatically be converted into the right to receive Merger Consideration at the Partnership Merger effective time.

In connection with the consummation of the Mergers, CatchMark employees may be entitled to receive severance payments if terminated within three months prior to, or within 12 months following, consummation of the Mergers, in accordance with CatchMark's Change in Control Severance Protection Plan, dated as of April 8, 2019 and amended as of April 6, 2022, or the Amended and Restated Employment Agreement between CatchMark and Brian M. Davis, dated as of March 11, 2021, as applicable.

CatchMark has also agreed to various customary covenants and agreements, including, subject to certain exceptions, to conduct its business in all material respects in the ordinary course of business and in a manner consistent with past practice, during the period between the execution of the Merger Agreement and the consummation of the Mergers.

The consummation of the Mergers are subject to certain closing conditions, including, among others, the approval of the Company Merger by CatchMark's stockholders. In addition, the Merger Agreement may be terminated under certain circumstances by CatchMark or PotlatchDeltic, including if the Mergers have not been completed by November 29, 2022. Upon a termination of the Merger Agreement, under certain circumstances, CatchMark will be required to pay a termination fee to PotlatchDeltic of $19.4 million. CatchMark expects the Mergers to close in the third quarter of 2022.

This description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

In connection with the Mergers, CatchMark has incurred legal, consulting, and other professional fees of $4.6 million for the three months and six months ended June 30, 2022, which was included in general and administrative expenses on the accompanying consolidated statement of operations. Approximately $3.2 million of the $4.6 million was accrued and included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet.

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

Earnings Per Share Attributable to Common Stockholders

Basic earnings (loss) per common share is calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share equals basic earnings (loss) per common share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted or exercised and the related proceeds are then used to repurchase common shares. For the three months and six months ended June 30, 2022, CatchMark's basic weighted-average common shares were the same as the diluted weighted-average common shares as all potentially dilutive securities outstanding were anti-dilutive due to incurring a net loss for the respective period. Potentially dilutive securities included (i) unvested shares of service-based restricted stock and LTIP Units, and (ii) contingently issuable shares of performance-based restricted stock and LTIP Units. See Note 9 —Stock-based Compensation for details of the potentially dilutive securities.

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

3.     Timber Assets

As of June 30, 2022 and December 31, 2021, timber and timberlands consisted of the following, respectively:

	As of June 30, 2022
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$167,198	$7,350	$159,848
Timberlands	293,256	—	293,256
Mainline roads	1,055	919	136
Timber and timberlands	$461,509	$8,269	$453,240

	As of December 31, 2021
(in thousands)	Gross	Accumulated Depletion or Amortization	Net
Timber	$185,449	$18,260	$167,189
Timberlands	298,777	—	298,777
Mainline roads	1,052	888	164
Timber and timberlands	$485,278	$19,148	$466,130

Timberland Acquisition

On June 24, 2022, CatchMark acquired fee simple interests in approximately 1,300 acres of timberland in Alabama for $2.2 million, exclusive of transaction costs. The acquisition was funded with cash on-hand. CatchMark did not complete any timberland acquisitions during the three months and six months ended June 30, 2021.

Timberland Sales

During the three months ended June 30, 2022 and 2021, CatchMark sold 5,700 and 4,300 acres of timberland for $8.8 million and $7.6 million, respectively. CatchMark's cost basis in the timberland sold was $6.3 million and $5.3 million, respectively.

During the six months ended June 30, 2022 and 2021, CatchMark sold 9,100 and 6,100 acres of timberland for $14.9 million and $11.0 million, respectively. CatchMark's cost basis in the timberland sold was $10.3 million and $7.3 million, respectively.

Large Dispositions

CatchMark did not complete any large dispositions during the six months ended June 30, 2022. On June 23, 2021, CatchMark completed the sale of 5,000 acres of its wholly-owned timberlands in Georgia for $7.5 million. CatchMark's cost basis was $6.6 million.

Timberland sales acreage by state is listed below:

	Six Months Ended June 30,
Acres Sold In	2022	2021
South
Timberland Sales
Alabama	800	1,600
Florida	—	500
Georgia	2,900	3,900
South Carolina	5,400	100
	9,100	6,100

Large Dispositions
Georgia	—	5,000
	—	5,000

Total	9,100	11,100

Current Timberland Portfolio

As of June 30, 2022, CatchMark directly owned fee-simple interests in 348,100 acres of timberlands in the U.S. South. Land acreage by state is listed below:

Acres by state as of June 30, 2022	Total
Alabama	65,900
Georgia	218,000
South Carolina	64,200
Total	348,100

CatchMark’s long-term lease, commonly referred to as the LTC lease and under which it held leasehold interests in timberland located in Georgia and Alabama, expired on May 31, 2022.

4.    Unconsolidated Joint Venture

Dawsonville Bluffs Joint Venture

CatchMark formed the Dawsonville Bluffs joint venture ("Dawsonville Bluffs") with MPERS in 2017 with each owning a 50% membership interest. CatchMark uses the equity method of accounting to account for its investment in Dawsonville Bluffs. During the three months ended June 30, 2022 and 2021, CatchMark recognized $0.3 million and $0.05 million of equity income, respectively, from Dawsonville Bluffs. During the six months ended June 30, 2022 and 2021, CatchMark recognized $0.8 million and $0.7 million of equity income, respectively, from Dawsonville Bluffs. CatchMark received cash distributions of $0.3 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, CatchMark received cash distributions of $0.4 million and $0.3 million, respectively, from Dawsonville Bluffs. As of June 30, 2022, the carrying value of CatchMark's investment in Dawsonville Bluffs was $1.7 million. As of June 30, 2022, Dawsonville Bluffs had a mitigation bank with a book basis of $1.8 million remaining in its portfolio.

Asset Management Fees

CatchMark provides asset management services to Dawsonville Bluffs. Under the arrangement, CatchMark oversees the day-to-day operations of the joint venture, including accounting, reporting and other administrative services, subject to certain major decisions that require partner approval. For management of Dawsonville Bluffs, CatchMark receives a fee based on invested capital, as defined by the joint venture agreement. Additionally, CatchMark receives an incentive-based promote earned for exceeding investment hurdles.

During the first quarter of 2022, CatchMark provided transition services to Triple T under an agreement entered in October 2021. Under the transition services agreement, which was effective September 1, 2021 through March 31, 2022, CatchMark provided such services in exchange for a one-time payment of $5.0 million received in October 2021. This service fee was recognized as asset management fee revenue on a straight-line basis over the term of the transition services agreement. As of March 31, 2022, CatchMark had earned the service fee in full and the transition services agreement expired.

During the three months and six months ended June 30, 2022 and 2021, CatchMark earned the following fees from its unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Triple T	$—	$3,112	$2,143	$6,224
Dawsonville Bluffs (1)	110	99	146	105
	$110	$3,211	$2,289	$6,329
(1)Includes $0.1 million and $0.1 million of incentive-based promote earned for exceeding investment hurdles for the three months ended June 30, 2022 and 2021, respectively. Includes $0.1 million and $0.1 million of incentive-based promote for the six months ended June 30, 2022 and 2021, respectively.

5.    Notes Payable and Lines of Credit

Amended Credit Agreement

As of June 30, 2022, CatchMark was party to a credit agreement dated as of December 1, 2017, as amended on August 22, 2018, June 28, 2019, February 12, 2020, May 1, 2020, August 4, 2021 and October 14, 2021 (the “Amended Credit Agreement”), with a syndicate of lenders including CoBank, which serves as the administrative agent. The Amended Credit Agreement provides for borrowing under credit facilities consisting of the following:

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

As of June 30, 2022 and December 31, 2021, CatchMark had the following debt balances outstanding:

(in thousands)			Current Interest Rate (1)	Outstanding Balance as of
Credit Facility	Maturity Date	Interest Rate		June 30, 2022	December 31, 2021
Term Loan A-1	12/23/2024	LIBOR + 1.75%	3.42%	$84,706	$84,706
Term Loan A-2	12/1/2026	LIBOR + 1.90%	3.57%	89,706	89,706
Term Loan A-4	8/22/2025	LIBOR + 1.70%	3.37%	125,588	125,588
Total principal balance				$300,000	$300,000
Less: net unamortized deferred financing costs				(1,522)	(1,753)
Total				$298,478	$298,247
(1)    As of June 30, 2022. Excludes the impact of the interest rate swaps (see Note 6 — Interest Rate Swaps), amortization of deferred financing costs, unused commitment fees, and estimated patronage dividends.

As of June 30, 2022, CatchMark had $253.6 million of borrowing capacity remaining under its credit facilities, consisting of $150.0 million under the Multi-Draw Term Facility, $68.6 million under Term Loan A-3, and $35.0 million under the Revolving Credit Facility.

The Multi-Draw Term Facility may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, to fund the repurchase of Common Stock, and to reimburse payments of drafts under letters of credit. The Multi-Draw Term Facility, which is interest only until its maturity date, bears interest at an adjustable rate equal to a base rate plus between 0.50% and 1.20% or a LIBOR rate plus between 1.50% and 2.20%, in each case depending on CatchMark's LTV ratio, and will terminate and all amounts outstanding under the facility will be due and payable on December 1, 2024.

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

CatchMark pays the lenders an unused commitment fee on the unused portions of the Multi-Draw Term Facility, Term Loan A-3, and Revolving Credit Facility at an adjustable rate ranging from 0.15% to 0.35%, depending on the LTV ratio. For the three months ended June 30, 2022 and 2021, CatchMark recognized $0.1 million and $0.1 million of unused commitment fees as interest expense on its consolidated statements of operations, respectively. For the six months ended June 30, 2022 and 2021, CatchMark recognized $0.3 million and $0.3 million of unused commitment fees as interest expense on its consolidated statements of operations, respectively.

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

Patronage Dividends

CatchMark is eligible to receive annual patronage dividends from its lenders (the "Patronage Banks") under a profit-sharing program made available to borrowers of the Farm Credit System. CatchMark has received a patronage dividend on its eligible patronage loans annually since 2015. Therefore, CatchMark accrues patronage dividends it expects to receive based on historical patronage dividend rates. For the three months ended June 30, 2022 and 2021,

CatchMark accrued $0.6 million and $1.0 million, respectively, as accounts receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations. For the six months ended June 30, 2022 and 2021, CatchMark accrued $1.3 million and $1.9 million, respectively, as accounts receivable on its consolidated balance sheets and as an offset against interest expense on the consolidated statements of operations.

In March 2022, CatchMark received patronage dividends of $3.6 million on its patronage eligible borrowings. Of the total patronage dividends received, $3.1 million was received in cash and $0.5 million was received in equity of the Patronage Banks.

As of June 30, 2022 and December 31, 2021, the following balances related to the patronage dividend program were included on CatchMark's consolidated balance sheets:

(in thousands)	As of
Patronage dividends classified as:	June 30, 2022	December 31, 2021
Accounts receivable	$1,265	$3,392
Prepaid expenses and other assets (1)	4,774	4,311
Total	$6,039	$7,703
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

The Amended Credit Agreement permits CatchMark to declare, set aside funds for, or pay dividends, distributions, or other payments to stockholders so long as it is not in default under the Amended Credit Agreement. However, if CatchMark has suffered a bankruptcy event or a change of control, the Amended Credit agreement prohibits CatchMark from declaring, setting aside, or paying any dividend, distribution, or other payment other than as required to maintain its REIT qualification. The Amended Credit Agreement also subjects CatchMark to mandatory repayment of the debt upon a change in control and mandatory prepayment from proceeds generated from dispositions of timberlands or lease terminations, which may have the effect of limiting its ability to make distributions to stockholders under certain circumstances.

CatchMark was in compliance with the financial covenants of the Amended Credit Agreement as of June 30, 2022.

Interest Paid and Fair Value of Outstanding Debt

During the three months and six months ended June 30, 2022 and 2021, CatchMark made the following cash interest payments on its borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cash paid for interest	$2,000	$2,300	$3,600	$4,600

Included in the interest payments for the three months ended June 30, 2022 and 2021, were unused commitment fees of $0.1 million and $0.1 million, respectively. Included in the interest payments for the six months ended June 30, 2022 and 2021, were unused commitment fees of $0.3 million and $0.3 million, respectively.

As of June 30, 2022 and December 31, 2021, the weighted-average interest rate on CatchMark's borrowings, after consideration of its interest rate swaps (see Note 6 — Interest Rate Swaps), was 3.90% and 3.77%, respectively. After further consideration of expected patronage dividends, CatchMark's weighted-average interest rate as of June 30, 2022 and December 31, 2021 was 3.05% and 2.92%, respectively.

As of June 30, 2022 and December 31, 2021, the fair value of CatchMark's outstanding debt approximated its book value. The fair value was estimated based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates.

6.     Interest Rate Swaps

CatchMark uses interest rate swaps to mitigate its exposure to changing interest rates on its variable rate debt instruments. As of June 30, 2022, CatchMark had two outstanding interest rate swaps with terms below:

(dollar amounts in thousands)					Notional Amount
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
					$275,000

As of June 30, 2022, CatchMark’s interest rate swaps effectively fixed the interest rate on $275.0 million of its $300.0 million variable-rate debt at 3.95%, inclusive of the applicable spread and before consideration of expected patronage dividends. The 2019 swaps contain an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the accompanying consolidated statements of cash flows.

All of CatchMark's outstanding interest rate swaps during the six months ended June 30, 2022 and 2021 qualified for hedge accounting treatment.
Fair Value and Cash Paid for Interest Under Interest Rate Swaps

The following table presents information about CatchMark's interest rate swaps measured at fair value as of June 30, 2022 and December 31, 2021:

(in thousands)		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other assets	$12,142	$—
Interest rate swaps	Other liabilities	$—	$(14,277)

During the three months ended June 30, 2022 and 2021, CatchMark recognized a change in fair value of its interest rate swaps of $9.3 million and $4.5 million as other comprehensive income and other comprehensive loss, respectively. During the six months ended June 30, 2022 and 2021, CatchMark recognized a change in fair value of its interest rate swaps of $26.6 million and $11.2 million as other comprehensive income, respectively.

Pursuant to the terms of its interest rate swaps, CatchMark paid $1.0 million and $1.4 million during the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, CatchMark paid $2.4 million and $2.8 million, respectively. All amounts were included in interest expense in the consolidated statements of operations.

During the three months ended June 30, 2022 and 2021, CatchMark reclassified $0.1 million and $0.3 million from accumulated other comprehensive income and accumulated other comprehensive loss, respectively, to interest expense related to the off-market swap value at hedge inception. During the six months ended June 30, 2022 and 2021, CatchMark reclassified $0.2 million and $0.6 million from accumulated other comprehensive income to interest expense related to the off-market swap value at hedge inception. These reclassifications were netted with the market value adjustment to interest rate swaps in the consolidated statements of comprehensive income (loss).

As of June 30, 2022, CatchMark estimated that approximately $2.4 million will be reclassified from accumulated other comprehensive income as an offset to interest expense over the next 12 months.

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

For 2022, WestRock is required to purchase, and we are required to make available for purchase to WestRock, a minimum of 371,100 tons of timber under the Mahrt Timber Agreements. For the six months ended June 30, 2022, WestRock purchased 169,000 tons under the Mahrt Timber Agreements, which represented 11% of CatchMark's net timber sales revenue.

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

Obligations under Operating Leases

CatchMark's office lease commenced in January 2019 and expires in November 2028 and qualifies as an operating lease under ASC 842. As of January 1, 2019, CatchMark recorded an operating lease ROU asset and an operating lease liability of $3.4 million on its balance sheet, which represents the net present value of lease payments over the lease term discounted using CatchMark's incremental borrowing rate at commencement date. CatchMark’s office lease contains renewal options; however, the options were not included in the calculation of the operating lease ROU asset and operating lease liability as it is not reasonably certain that CatchMark will exercise the renewal options. CatchMark recorded $0.1 million and $0.1 million of operating lease expense for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, CatchMark recorded $0.2 million and $0.2 million of operating lease expense, respectively. For the three months ended June 30, 2022 and 2021, CatchMark paid $0.1 million and $0.1 million, respectively, in cash for its office lease. For the six months ended June 30, 2022 and 2021, CatchMark paid $0.2 million and $0.2 million, respectively, in cash for its office lease, which was included in operating cash flows on its consolidated statements of cash flows.

CatchMark had the following future annual payments for its operating lease as of June 30, 2022:

(dollar amounts in thousands)	Required Payments
Required payments
2022	$212
2023	435
2024	447
2025	459
2026	472
Thereafter	942
$2,967
Less: imputed interest	(411)
Operating lease liability	$2,556

Remaining lease term (years)	6.4
Discount rate	4.58%

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

As of August 2, 2022, one lawsuit has been filed by an alleged CatchMark stockholder against CatchMark and members of CatchMark’s board of directors challenging the Mergers.

Please refer to Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q for further information regarding this matter.

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

Vested LTIP Units that have achieved full parity with the Common Units are automatically converted into the Common Units on a one-for-one basis. Vested LTIP Units that have not achieved full parity with the Common Units may convert into the Common Units on less than a one-for-one basis based on relative capital accounts. Limited partners holding Common Units, including those converted from LTIP Units, have the option to cause CatchMark Timber OP to redeem such units after the units have been held for one year. Unless CatchMark Timber Trust exercises its right to purchase the Common Units in exchange for shares of Common Stock, CatchMark Timber OP would redeem each such unit with cash equal to the value of one share of Common Stock.

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

For the three months ended June 30, 2022 and 2021, CatchMark recognized $0.3 million and $0.3 million in stock-based compensation expense, respectively, related to the Common Units held by the Limited Partners and the LTIP Units as noncontrolling interests. For the six months ended June 30, 2022 and 2021, CatchMark recognized $0.6 million and $0.5 million in stock-based compensation expense, respectively, related to the Common Units held by the Limited Partners and the LTIP Units as noncontrolling interests. During the six months ended June 30, 2022, no LTIP Units were converted to Common Units.

9.     Stock-based Compensation

During the three months ended June 30, 2022, CatchMark did not issue any equity awards, nor were any outstanding equity awards vested or forfeited.

A rollforward of CatchMark's unvested, service-based restricted stock awards to employees for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	373,047	$10.62
Granted	182,794	$8.02
Vested	(130,886)	$10.84
Forfeited	(5,500)	$9.49
Unvested at June 30, 2022	419,455	$9.43

A rollforward of CatchMark's unvested, performance-based LTIP Units grants for the six months ended June 30, 2022 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	505,908	$6.52
Granted	358,454	$3.62
Vested	—	$—
Forfeited	(105,862)	$8.13
Unvested at June 30, 2022	758,500	$4.92

A rollforward of CatchMark's unvested, performance-based restricted stock grants for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	67,769	$6.14
Granted	232,222	$3.62
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2022	299,991	$4.19

Stock-based Compensation Expense

A summary of CatchMark's stock-based compensation expense for the three months and six months ended June 30, 2022 and 2021 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
General and administrative expenses	$688	$624	$1,368	$1,136
Forestry management expenses	165	143	336	250
Total (1)	$853	$767	$1,704	$1,386
(1)The three months ended June 30, 2022 and 2021 includes $0.3 million and $0.3 million of stock-based compensation recognized as noncontrolling interest, respectively. The six months ended June 30, 2022 and 2021 includes $0.6 million and $0.5 million of stock-based compensation recognized as noncontrolling interest, respectively.

As of June 30, 2022, approximately $6.5 million of compensation expense related to unvested restricted stock and LTIP Units remained to be recognized over a weighted-average period of 2.7 years.

10.     Segment Information

As of June 30, 2022, CatchMark had the following reportable segments: Harvest, Real Estate and Investment Management. Harvest includes wholly-owned timber assets and associated timber sales, other revenues and related expenses. Real Estate includes timberland sales, cost of timberland sales and large dispositions. Investment Management includes investment in and income (loss) from unconsolidated joint ventures and asset management fee revenues earned for the management of these joint ventures. General and administrative expenses, along with other expense and income items, are not allocated among segments. Asset information and capital expenditures by segment are not reported because CatchMark does not use these measures to assess performance. CatchMark’s investments in unconsolidated joint ventures are reported separately on the accompanying consolidated balance sheets. During the periods presented, there have been no material intersegment transactions.

The following table presents revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Harvest	$15,631	$21,097	$34,324	$42,308
Real Estate	8,818	7,632	14,888	10,989
Investment Management	110	3,211	2,289	6,329
Total	$24,559	$31,940	$51,501	$59,626

Adjusted EBITDA is the primary performance measure reviewed by management to assess operating performance. The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Harvest	$6,871	$9,367	$16,482	$18,294
Real Estate	8,664	7,333	14,416	10,477
Investment Management	410	3,275	3,143	7,095
Corporate	(2,272)	(2,398)	(5,522)	(5,352)
Total	$13,673	$17,577	$28,519	$30,514

A reconciliation of Adjusted EBITDA to GAAP net income (loss) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA	$13,673	$17,577	$28,519	$30,514
Subtract:
Depletion	3,201	6,657	7,350	14,382
Interest expense (1)	2,397	2,752	4,508	5,094
Amortization (1)	412	636	835	1,269
Depletion, amortization, and basis of timberland and mitigation credits sold included in income from unconsolidated joint venture (2)	40	15	104	103
Basis of timberland sold, lease terminations and other (3)	6,698	5,701	10,738	7,667
Stock-based compensation expense	853	767	1,704	1,386
Gain on large dispositions (4)	—	(759)	—	(759)
Merger-related costs (5)	4,595	—	4,595	—
Post-employment benefits (6)	—	7	8	23
Other (7)	36	48	52	147
Net income (loss)	$(4,559)	$1,753	$(1,375)	$1,202
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
(5)Reflects merger-related legal fees, consulting fees and other professional fees required to be expensed by GAAP that management believes do not directly reflect the core business operations of its timberland portfolio on an on-going basis.
(6)Reflects one-time, non-recurring post-employment benefits associated with the retirement of our former CEO, including severance pay, payroll taxes, professional fees, and accrued dividend equivalents paid in installments over agreed-upon periods of time.
(7)Includes certain cash expenses paid, or reimbursement received, that management believes do not directly reflect the core business operations of its timberland portfolio on an on-going basis, including costs required to be expensed by GAAP related to acquisitions, transactions, joint ventures or new business initiatives.

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

Overview

We acquire and operate prime timberlands located in leading U.S. mill markets. We actively manage our timberlands to achieve an optimum balance among biological timber growth, current harvest cash flow, and responsible environmental stewardship. During the period ended June 30, 2022, we continued to execute our three-pillar strategy of owning and investing in prime timberlands located in leading mill markets, and optimizing harvest operations through delivered wood sales and opportunistic stumpage sales. After completing the disposition of our Pacific Northwest timberlands and exiting the Triple T joint venture in the second half of 2021, we refocused our ownership and operations on the nation’s premier wood basket, the U.S. South. We have sought to expand our presence in superior mill markets where we already have strong local relationships to strengthen our Harvest EBITDA while maintaining stable merchantable inventory per acre. During the second quarter of 2022, we acquired 1,300 acres of timberland in Alabama for $2.2 million, exclusive of transaction costs.

Our U.S. South timber sales revenue decreased 10% during the second quarter of 2022 as compared to the prior year period as a result of planned harvest volume reductions, offset by a 10% increase in average blended sales pricing. Our sawtimber stumpage price increased 21% while pulpwood stumpage price decreased 5% from the second quarter of 2021. Our U.S. South stumpage prices continued to maintain significant premiums over South-wide averages a result of our local market advantages.

In the second quarter of 2022, we sold 5,700 acres of timberland for $8.8 million, or $1,564 per acre, under our retail land sales program. Acres sold in the current quarter were comprised of approximately 46% pine plantation, which was significantly lower than our portfolio average.

During the second quarter of 2022, we paid $3.6 million of distributions to our stockholders, which were fully covered by net cash provided by operating activities. We did not repurchase any shares of Common Stock under our SRP during the quarter.

Proposed Merger with PotlatchDeltic

On May 29, 2022, we entered into the Merger Agreement with PotlatchDeltic and Merger Sub. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Company Merger, each issued and outstanding share of our Common Stock, other than Excluded Shares, will be converted into the right to receive 0.230 shares of common stock of PotlatchDeltic plus the right to receive cash in lieu of fractional shares of common stock of PotlatchDeltic (the "Merger Consideration"). At the effective time of the Partnership Merger, each of the issued and outstanding Common Units, other than Excluded OP Units, will automatically be converted into the right to receive the Merger Consideration. Our outstanding debt balances will become immediately due and payable upon the completion of the Mergers. It is expected that PotlatchDeltic will refinance or repay all amounts due under the Amended Credit Agreement at closing. We expect the Mergers to close in the third quarter of 2022. Please refer to Note 1 — Organization to our accompanying consolidated financial statements for further details about the Merger Agreement and the Mergers.

As of June 30, 2022, we incurred $4.6 million of merger-related costs, which were included in general and administrative expenses on the accompanying consolidated statement of operations.

The discussion included below reflects our business as a stand-alone company without regard to the Merger Agreement or the Mergers.

Timberland Portfolio

As of June 30, 2022, we owned 348,100 acres of high-quality industrial timberland in the U.S. South. Our timberlands are located within an attractive fiber basket encompassing a diverse group of pulp, paper and wood products manufacturing facilities. Our timberlands consisted of 72% pine plantations by acreage and 55% sawtimber by volume.

Acres by state as of June 30, 2022	Total
Alabama	65,900
Georgia	218,000
South Carolina	64,200
Total	348,100

As of June 30, 2022, our timber inventory consisted of an estimated 13.2 million tons of merchantable inventory with the following components:

(in millions)
Merchantable timber inventory (tons) (1)	Total
Pulpwood	5.9
Sawtimber (2)	7.3
Total	13.2
(1)Merchantable timber inventory does not include current year growth.
(2)Includes chip-n-saw and sawtimber.

In addition to our wholly-owned timberlands, we owned a 50% membership interest in Dawsonville Bluffs as of June 30, 2022 (see Note 4 — Unconsolidated Joint Venture to our accompanying consolidated financial statements for further details).

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

Timber Agreements

A significant portion of our timber sales is derived from the Mahrt Timber Agreements under which we sell specified amounts of timber to WestRock subject to market pricing adjustments. For full year 2022, WestRock is required to purchase a minimum of 371,100 tons of timber under the Mahrt Timber Agreements. For the six months ended June 30, 2022, WestRock purchased 169,000 tons under the Mahrt Timber Agreements, which represented 11% of our net timber sales revenue. See Note 7 — Commitments and Contingencies to our accompanying consolidated financial statements for additional information regarding the material terms of the Mahrt Timber Agreements.

We are party to a pulpwood supply agreement with IP (the "Carolinas Supply Agreement"). For full year 2022, IP is required to purchase a minimum of 50,000 tons of timber under the Carolinas Supply Agreement. During the six months ended June 30, 2022, we sold 16,700 tons under the Carolinas Supply Agreement, which represented 1% of our net timber sales revenue.

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
In determining how to allocate cash resources in the future, we will initially consider the source of the cash. We anticipate using a portion of cash generated from operations, after payments of periodic operating expenses and interest expense, to fund certain capital expenditures required for our timberlands. Any remaining cash generated from operations may be used to pay distributions to stockholders and partially fund timberland acquisitions. Therefore, to the extent that cash flows from operations are lower, whether as a result of a reduction in anticipated harvest amounts or timber sales, decreases in asset management fees or distributions from joint ventures, or otherwise, timberland acquisitions and stockholder distributions are anticipated to be lower as well. Capital expenditures, including new timberland acquisitions, are generally funded with cash flow from operations or existing debt availability; however, proceeds from future debt financings, and equity and debt offerings may be used to fund capital expenditures, acquire new timberland properties, invest in joint ventures, and pay down existing and future borrowings. From time to time, we have also sold certain large timberland properties in order to generate capital to fund capital allocation priorities, including but not limited to redeployment into more desirable timberland investments, pay down of outstanding debt or repurchase of shares of our Common Stock. Such large dispositions are not part of core operations, are infrequent in nature, and may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value. Large timberland disposition opportunities under our capital recycling program have been evaluated based in part on inventory stocking and mix profiles, productivity characteristics, geographical diversification and procurement and operating areas. We currently have no plans to complete additional large dispositions under our capital recycling program.

Shelf Registration Statement and Equity Offerings

On February 28, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-236793) with the SEC, which was declared effective on May 7, 2020. Our shelf registration statement provides us with the ability to offer, from time to time and in one or more offerings, up to $600 million in an undefined combination of debt securities, common stock, preferred stock, depositary shares, or warrants. The terms of any such future offerings would be established at the time of an offering. On May 7, 2020, we entered into a distribution agreement with a group of sales agents relating to the sale from time to time of up to $75 million in shares of Common Stock in at-the-market offerings or as otherwise agreed with the applicable sales agent, including in block transactions. These shares are registered with the SEC under our shelf registration statement. As of June 30, 2022, we have not sold any shares of common stock under the distribution agreement.

Credit Facilities

The table below presents the details of each credit facility under the Amended Credit Agreement as of June 30, 2022:

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
(2)Term Loan A-3 has an 18-month revolver feature through February 4, 2023.

Borrowing under the Multi-Draw Term Facility, which is interest only until its maturity date, may be used to finance timberland acquisitions and associated expenses, to fund investment in joint ventures, to fund the repurchase of Common Stock, and to reimburse payments of drafts under letters of credit. The revolver feature of Term Loan A-3 may be used solely to finance timberland acquisitions and associated expenses. The Revolving Credit Facility may be used for general working capital, to support letters of credit, to fund cash earnest money deposits, to fund acquisitions in an amount not to exceed $5.0 million, and for other general corporate purposes.

Patronage Dividends

We are eligible to receive annual patronage dividends from the Patronage Banks under the Amended Credit Agreement. The annual patronage dividend depends on the weighted-average patronage-eligible debt balance with each participating lender during the respective fiscal year, as calculated by CoBank, as well as the financial performance of the Patronage Banks.

In March 2022, we received patronage dividends of $3.6 million on our patronage eligible borrowings. Of the total patronage dividends received in March 2022, $3.5 million was standard patronage dividends and $0.1 million was special patronage dividends. Approximately 87% of the standard patronage dividends was received in cash and the remaining 13% was received in equity of the Patronage Banks. The equity component of the patronage dividend is redeemable for cash only at the discretion of the Patronage Banks' board of directors. The special patronage dividend was received in cash. For the six months ended June 30, 2022, we accrued $1.3 million of patronage dividends receivable for 2022, approximately 75% to 85% of which is expected to be received in cash in March 2023.

Debt Covenants

As of June 30, 2022, the Amended Credit Agreement contains, among others, the following financial covenants which:
•limit the LTV ratio to 50% at any time;
•require maintenance of a FCCR of not less than 1.05:1.00 at any time; and
•limit the aggregate capital expenditures to 1% of the value of the timberlands during any fiscal year.

We were in compliance with the financial covenants of the Amended Credit Agreement as of June 30, 2022.

Interest Rate Swaps

As of June 30, 2022, we had two outstanding interest rate swaps, which effectively fixed the interest rate on $275.0 million of our $300.0 million variable-rate debt at 3.95%, inclusive of the applicable spread but before considering patronage dividends. See Note 6 — Interest Rate Swaps to our accompanying financial statements for further details on our interest rate swaps.

Share Repurchase Program

On August 7, 2015, our board of directors approved a share repurchase program for up to $30.0 million of Common Stock at management's discretion (the "SRP"). The program has no set duration and the board may discontinue or suspend the program at any time. During the three months ended June 30, 2022, we did not repurchase any share of Common Stock under the SRP. As of June 30, 2022, we had 49.2 million shares of Common Stock outstanding and may repurchase up to an additional $13.7 million under the SRP. We can borrow up to $30.0 million under the Multi-Draw Term Facility to repurchase Common Stock. To date, all share repurchases under the SRP have been funded with cash on-hand.
Short-Term Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2022 was $26.2 million, $3.8 million lower than the six months ended June 30, 2021. Cash provided by operating activities consisted primarily of proceeds from timber sales, timberland sales, and asset management fees, reduced by payments for operating costs, general and administrative expenses, and interest expense. The decrease in net cash provided by operating activities was due to a $4.7 million increase in general and administrative expenses primarily due to merger-related costs, a $4.0 million decrease in asset management fees, and a $2.9 million decrease in net timber sales, offset by a $3.9 million increase in net proceeds from timberland sales, a $2.2 million change in working capital due to timing of receipts and payments (including $3.2 million of accrued general and administrative expenses related to the Mergers), a $1.0 million decrease in cash interest paid, and a $0.7 million decrease in other operating expenses.

Net cash used in investing activities for the six months ended June 30, 2022 was $5.3 million as compared to $4.3 million provided by investing activities for the prior year period. We incurred $3.0 million of capital expenditures and used $2.3 million to acquire 1,300 acres of timberland in Alabama during the six months ended June 30, 2022. In the prior year period, we received $7.3 million in gross proceeds from large dispositions and incurred $3.3 million of capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2022 was $10.2 million, $13.8 million lower than the six months ended June 30, 2021, primarily due to making no debt repayments and lower cash distributions in the current year period. We made $7.3 million of cash distributions during the six months ended June 30, 2022, which was fully funded from net cash provided by operating activities, as compared to $13.1 million in the prior year period. In 2021, we also paid down $7.3 million of our outstanding debt balance on the Multi-Draw Term Facility with net proceeds received from large dispositions.

We believe that we have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on-hand and borrowing capacity, necessary to meet our current and future obligations that become due over the next 12 months. As of June 30, 2022, we had a cash balance of $33.7 million and had access to $253.6 million of additional borrowing capacity under the Amended Credit Agreement.

Long-Term Liquidity and Capital Resources

We expect the Mergers to close in the third quarter of 2022. In the event that the Mergers do not close or do not close in the timeframe currently contemplated, over the long-term, we expect our primary sources of capital to include net cash flows from operations, including proceeds from timber sales, timberland sales, revenues generated from environmental initiatives, and from other capital raising activities, including proceeds from secured or unsecured financings from banks and other lenders; and public offerings of equity or debt securities. Our principal demands for capital include operating expenses, interest expense on any outstanding indebtedness, repayment of debt, timberland acquisitions, certain other capital expenditures, and stockholder distributions. Access to borrowing capacity under our Amended Credit Agreement depends on continued compliance with debt covenants, which can be impacted by any reduction in the value of our timberlands and reductions in cash flows from operations.

Distributions

Our board of directors has authorized cash distributions quarterly. The amount of future distributions that we may pay will be determined by our board of directors as described in Overview section above. During the six months ended June 30, 2022, we declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution Per Share
February 10, 2022	February 28, 2022	March 15, 2022	$0.075
May 5, 2022	May 31, 2022	June 15, 2022	$0.075

For the six months ended June 30, 2022, we paid total distributions of $7.3 million. The distributions were funded from net cash provided by operating activities.

Results of Operations

Overview

Our results of operations are materially impacted by the fluctuating nature of timber prices, changes in the levels and mix of our harvest volumes and associated contract logging and hauling costs and depletion expense, changes to associated depletion rates, the level of timberland sales, management fees earned, large dispositions, general and administrative expenses, varying interest expense based on the amount and cost of outstanding borrowings, and performance of our unconsolidated joint venture.

Selected operational results for the three months and six months ended June 30, 2022 and 2021 are shown in the following table (dollar amounts in thousands, except for per-acre/per-ton amounts):

	Three Months Ended June 30,		Change
	2022	2021	%
Consolidated
Timber sales revenue	$14,679	$20,111	(27)%
Timberland sales revenue	$8,818	$7,632	16%
Asset management fees revenue	$110	$3,211	(97)%

Timber sales volume (tons)
Pulpwood	235,730	299,789	(21)%
Sawtimber (1)	164,132	228,218	(28)%
	399,862	528,007	(24)%

U.S. South
Timber sales revenue	$14,679	$16,400	(10)%

Timber sales volume (tons)
Pulpwood	235,730	296,993	(21)%
Sawtimber (1)	164,132	193,882	(15)%
	399,862	490,875	(19)%

Harvest Mix
Pulpwood	59%	61%
Sawtimber (1)	41%	39%
Delivered % as of total volume	70%	77%
Stumpage % as of total volume	30%	23%

Net timber sales price (per ton) (2)
Pulpwood	$14	$15	(5)%
Sawtimber (1)	$31	$26	21%

Timberland acquisition
Gross acquisition (3)	$2,200	$—
Acres acquired	1,300	—
Price per acre (3)	$1,653	$—

Timberland sales
Gross sales	$8,818	$7,632	16%
Acres sold	5,700	4,300	29%
% of fee acres	1.6%	1.2%

Price per acre (4)	$1,564	$1,743	(10)%

Large Dispositions (5)
Gross sales	$—	$7,536
Acres sold	—	5,000
Price per acre	$—	$1,522
Gain on large dispositions	$—	$759

Pacific Northwest (6)
Timber sales revenue	$—	$3,711	(100)%

Timber sales volume (tons)
Pulpwood	—	2,796	(100)%
Sawtimber	—	34,336	(100)%
	—	37,132	(100)%
(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Exclusive of transaction costs.
(4)Excludes value of timber reservations, which retained 32,000 tons and 49,000 tons of merchantable inventory, respectively, with a sawtimber mix of 45% and 32%, respectively, for the three months ended June 30, 2022 and 2021.
(5)Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions are typically larger transactions in acreage and gross sales price than recurring HBU sales and are not part of core operations, are infrequent in nature and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.
(6)Exited the Pacific Northwest in August 2021.

	Six Months Ended June 30,		Change
	2022	2021	%
Consolidated
Timber sales revenue	$32,402	$40,260	(20)%
Timberland sales revenue	$14,888	$10,989	35%
Asset management fees revenue	$2,289	$6,329	(64)%

Timber sales volume (tons)
Pulpwood	463,408	573,130	(19)%
Sawtimber (1)	405,062	479,639	(16)%
	868,470	1,052,769	(18)%

U.S. South
Timber sales revenue	$32,402	$31,607	3%

Timber sales volume (tons)
Pulpwood	463,408	568,182	(18)%
Sawtimber (1)	405,062	398,458	2%
	868,470	966,640	(10)%

Harvest Mix
Pulpwood	53%	59%
Sawtimber (1)	47%	41%
Delivered % as of total volume	68%	76%
Stumpage % as of total volume	32%	24%

Net timber sales price (per ton) (2)
Pulpwood	$15	$15	1%
Sawtimber (1)	$32	$25	26%

Timberland acquisition
Gross acquisition (3)	$2,200	$—
Acres acquired	1,300	—
Price per acre (3)	$1,653	$—

Timberland sales
Gross sales	$14,888	$10,989	35%
Acres sold	9,100	6,100	48%
% of fee acres	2.6%	1.6%
Price per acre (4)	$1,642	$1,794	(8)%

Large Dispositions (5)
Gross sales	$—	$7,536
Acres sold	—	5,000
Price per acre	$—	$1,522
Gain on large dispositions	$—	$759

Pacific Northwest (6)
Timber sales revenue	$—	$8,653	(100)%

Timber sales volume (tons)
Pulpwood	—	4,948	(100)%
Sawtimber	—	81,181	(100)%
	—	86,129	(100)%
(1)Includes chip-n-saw and sawtimber.
(2)Prices per ton are rounded to the nearest dollar.
(3)Exclusive of transaction costs.
(4)Excludes value of timber reservations, which retained 50,000 tons and 59,000 tons of merchantable inventory, respectively, with a sawtimber mix of 58% and 36%, respectively, for the six months ended June 30, 2022 and 2021.
(5)Large dispositions are sales of blocks of timberland properties in one or several transactions with the objective to generate proceeds to fund capital allocation priorities. Large dispositions are typically larger transactions in acreage and gross sales price than recurring HBU sales and are not part of core operations, are infrequent in nature and would cause material variances in comparative results if not reported separately. Large dispositions may or may not have a higher or better use than timber production or result in a price premium above the land’s timber production value.
(6)Exited the Pacific Northwest in August 2021.

Our timber sales revenue totaled $14.7 million for the three months ended June 30, 2022, a $5.4 million decrease from the prior year quarter mainly due to a $3.7 million decrease as a result of selling our Pacific Northwest property in August 2021 and a $1.7 million decrease in the U.S. South due to planned volume reduction and a lower mix of delivered sales.

Our realized net timber sales price increased 21% for sawtimber and decreased 5% for pulpwood, respectively, from the prior year quarter, and continued to hold a significant premium over TimberMart-South South-wide averages as a result of operating in strong local markets where we selectively assembled our prime timberlands portfolio.

During the second quarter of 2022, we generated $8.8 million of timberland sales revenue.

Comparison of the three months ended June 30, 2022 versus the three months ended June 30, 2021

Revenues. Revenues for the three months ended June 30, 2022 were $24.6 million, $7.4 million lower than the three months ended June 30, 2021 as a result of a $5.4 million decrease in timber sales and a $3.1 million decrease in asset management fees, offset by a $1.2 million increase in timberland sales revenue. Timber sales revenue was lower in the current year quarter due to a $3.7 million decrease that resulted from the disposition of our Pacific Northwest property in August 2021 and a $1.7 million decrease in the U.S. South, driven by a 19% decrease in harvest volume, as planned. Timberland sales revenue increased due to selling more acres in the second quarter of 2022 as compared to the prior year period. Timberland sales price per acre was 10% lower than the prior year period due to current quarter sales having lower productivity characteristics, primarily a significantly lower percentage of pine plantations. Acres sold in the current period also had a lower average merchantable timber stocking than our portfolio average of 39 tons per acre at the beginning of the year. Asset management fees decreased as a result of exiting Triple T in 2021.

Details of timber sales revenue by product for the three months ended June 30, 2022 and 2021 are shown in the following table:

	Three Months Ended June 30, 2021	Changes attributable to:		Three Months Ended June 30, 2022
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$8,941	$627	$(2,614)	$6,954
Sawtimber (2)	11,170	1,459	(4,904)	7,725
	$20,111	$2,086	$(7,518)	$14,679
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $6.3 million for the three months ended June 30, 2022, $2.5 million lower than prior year period primarily due to a $1.8 million decrease that resulted from the disposition of our Pacific Northwest property in August 2021 and a $0.7 million decrease in the U.S. South, driven by a 26% decrease in delivered sales volume. Our U.S. South blended logging rates increased 21% compared to the prior year period primarily due to higher fuel and labor costs in the current year. However, these increased costs were largely offset by higher negotiated delivered wood sales prices, which allowed us to maintain stumpage values.

Depletion expense decreased to $3.2 million for the three months ended June 30, 2022 from $6.7 million for the three months ended June 30, 2021 due to a $2.2 million decrease that resulted from the disposition of our Pacific Northwest property in August 2021 and a $1.2 million decrease in the U.S. South, driven by lower blended depletion rates and lower harvest volume in the current year period.

Cost of timberland sales increased to $6.5 million for the three months ended June 30, 2022 from $5.6 million for the three months ended June 30, 2021 primarily due to selling more acres in the current year period.
General and administrative expenses increased by $4.6 million to $7.7 million for the three months ended June 30, 2022 primarily due to higher legal fees related to the Mergers.

Other operating expenses decreased by $0.3 million to $1.4 million for the three months ended June 30, 2022 primarily due to decreases in road maintenance costs as a result of the Pacific Northwest disposition in August 2021.

Interest expense. Interest expense decreased $0.6 million to $2.8 million for the three months ended June 30, 2022 primarily due to a 32% lower weighted-average debt outstanding balance, offset by higher weighted-average interest rates.

Gain on large dispositions. We did not complete any large dispositions during the three months ended June 30, 2022. For the three months ended June 30, 2021, we recognized a gain of $0.8 million from the disposition of 5,000 acres of our wholly-owned timberland.

Net income (loss). For the three months ended June 30, 2022, we recognized $4.6 million of net loss compared to $1.8 million of net income for the three months ended June 30, 2021. Our net loss was primarily the result of $4.6 million of merger-related costs incurred during the period. The year-over-year change from net income of $1.8 million to a net loss of $4.6 million was primarily due to a $7.4 million decrease in total revenue and a $0.8 million decrease in gain on large dispositions, offset by a $1.0 million decrease in total expenses (despite $4.6 million of merger-related costs) and a $0.6 million decrease in interest expense. Our net loss per share for the three months ended June 30, 2022 was $0.09 as compared to a net income per share of $0.04 for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 versus the six months ended June 30, 2021

Revenues. Revenues for the six months ended June 30, 2022 were $51.5 million, $8.1 million lower than the six months ended June 30, 2021 as a result of a $7.9 million decrease in timber sales and a $4.0 million decrease in asset management fees, offset by a $3.9 million increase in timberland sales revenue. Timber sales revenue was lower in the current year period due to a $8.7 million decrease that resulted from the disposition of our Pacific Northwest property in August 2021, offset by a $0.8 million increase in the U.S. South, driven by higher net timber sales prices. Timberland sales revenue increased by 35% due to selling more acres in the current year period, as planned. Timberland sales price per acre was 8% lower than the prior year period due to current quarter sales having lower productivity characteristics, primarily a significantly lower percentage of pine plantations. Acres sold in the current period also had a lower average merchantable timber stocking than our portfolio average of 39 tons per acre at the beginning of the year. Asset management fees decreased as a result of exiting Triple T in 2021.

Details of timber sales revenue by product for the six months ended June 30, 2022 and 2021 are shown in the following table:

	Six Months Ended June 30, 2021	Changes attributable to:		Six Months Ended June 30, 2022
(in thousands)		Price/Mix	Volume
Timber sales (1)
Pulpwood	$16,489	$1,327	$(4,347)	$13,469
Sawtimber (2)	23,771	3,590	(8,428)	18,933
	$40,260	$4,917	$(12,775)	$32,402
(1)Timber sales are presented on a gross basis.
(2)Includes chip-n-saw and sawtimber.

Operating Expenses. Contract logging and hauling costs were $12.6 million for the six months ended June 30, 2022, $4.9 million lower than prior year period primarily due to a $4.3 million decrease that resulted from the disposition of our Pacific Northwest property in August 2021, and a $0.6 million decrease in the U.S. South, driven by a 20% decrease in delivered sales volume. Our U.S. South blended logging rates increased 19% compared to the prior year period primarily due to higher fuel and labor costs in the current year. However, these increased costs were largely offset by higher negotiated delivered wood sales prices, which allowed us to maintain stumpage values.

Depletion expense decreased to $7.4 million for the six months ended June 30, 2022 from $14.4 million for the six months ended June 30, 2021 due to a $5.2 million decrease that resulted from the disposition of our Pacific

Northwest property in August 2021 and a $1.8 million decrease in the U.S. South, primarily driven by lower blended depletion rates and lower harvest volume in the current year.

Cost of timberland sales increased to $10.8 million for the six months ended June 30, 2022 from $7.8 million for the six months ended June 30, 2021 primarily due to selling more acres and a shorter average holding period in the current year period.
Forestry management expenses decreased $0.5 million to $3.1 million for the six months ended June 30, 2022 from $3.6 million for the six months ended June 30, 2021 primarily due to lower personnel costs.
General and administrative expenses increased by $4.9 million to $11.6 million for the six months ended June 30, 2022 primarily due to costs related to the Mergers.

Other operating expenses decreased by $0.7 million to $2.7 million for the six months ended June 30, 2022 primarily due to decreases in road maintenance costs as a result of the Pacific Northwest disposition in August 2021.

Interest expense. Interest expense decreased $1.0 million to $5.3 million for the six months ended June 30, 2022 primarily due to a 32% lower weighted-average debt outstanding balance, offset by a higher weighted-average interest rates.

Gain on large dispositions. We did not complete any large dispositions during the six months ended June 30, 2022. For the six months ended June 30, 2021, we recognized a gain of $0.8 million from the disposition of 5,000 acres of our wholly-owned timberland.

Net income (loss). For the six months ended June 30, 2022, we recognized $1.4 million of net loss compared to $1.2 million of net income for the six months ended June 30, 2021. Our net loss was primarily the result of $4.6 million of merger-related costs incurred during the period. The year-over-year change from net income of $1.2 million to a net loss of $1.4 million was primarily due to a $8.1 million decrease in total revenue and a $0.8 million decrease in gain on large dispositions, offset by a $5.2 million decrease in total expenses (despite $4.6 million of merger-related costs) and a $1.0 million decrease in interest expense. Our net loss per share for the six months ended June 30, 2022 was $0.03 as compared to a net income per share of $0.02 for the six months ended June 30, 2021.

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

For the three months ended June 30, 2022, Adjusted EBITDA was $13.7 million, a $3.9 million decrease from the three months ended June 30, 2021 primarily due to a $3.1 million decrease in asset management fee revenues and a $2.9 million decrease in net timber sales, offset by a $1.3 million increase in net timberland sales, a $0.3 million decrease in other operating expense, a $0.2 million decrease in forestry management expense, and a $0.2 million increase in Adjusted EBITDA generated by Dawsonville Bluffs.

For the six months ended June 30, 2022, Adjusted EBITDA was $28.5 million, a $2.0 million decrease from the six months ended June 30, 2021 primarily due to a $4.0 million decrease in asset management fee revenues and a $2.9 million decrease in net timber sales, offset by a $3.9 million increase in net timberland sales, a $0.7 million decrease in other operating expense, and a $0.5 million decrease in forestry management expense.

Our reconciliation of net income (loss) to Adjusted EBITDA for the three months and six months ended June 30, 2022 and 2021 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$(4,559)	$1,753	$(1,375)	$1,202
Add:
Depletion	3,201	6,657	7,350	14,382
Interest expense (1)	2,397	2,752	4,508	5,094
Amortization (1)	412	636	835	1,269
Depletion, amortization, basis of timberland, mitigation credits sold included in loss from unconsolidated joint venture (2)	40	15	104	103
Basis of timberland sold, lease terminations and other (3)	6,698	5,701	10,738	7,667
Stock-based compensation expense	853	767	1,704	1,386
Gain on large disposition (4)	—	(759)	—	(759)
Merger-related costs (5)	4,595	—	4,595	—
Post-employment benefits (6)	—	7	8	23
Other (7)	36	48	52	147
Adjusted EBITDA	$13,673	$17,577	$28,519	$30,514

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
(5)Reflects merger-related legal fees, consulting fees and other professional fees required to be expensed by GAAP that management believes do not directly reflect the core business operations of our timberland portfolio on an on-going basis.
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

Segment EBITDA

For the three months ended June 30, 2022, Harvest EBITDA was $6.9 million, a $2.5 million decrease from the prior year period, primarily due to a $2.9 million decrease in net timber sales, offset by a $0.3 million decrease in other operating expense and a $0.2 million decrease in forestry management expense. Real Estate EBITDA increased by $1.3 million to $8.7 million as a result of selling more acres in 2022 as compared to the prior year period. Investment Management EBITDA decreased by $2.9 million during the six months ended June 30, 2022 primarily due to a $3.1 million decrease in asset management fees, offset by a $0.2 million increase in Adjusted EBITDA generated by Dawsonville Bluffs.

For the six months ended June 30, 2022, Harvest EBITDA was $16.5 million, a $1.8 million decrease from the prior year period, primarily due to a $2.9 million decrease in net timber sales, offset by $0.7 million decrease in other operating expense, and a $0.5 million decrease in forestry management expense. Real Estate EBITDA increased by $3.9 million to $14.4 million as a result of selling more acres in 2022 as compared to the prior year period. Investment Management EBITDA decreased by $4.0 million to $3.1 million for the six months ended June 30, 2022 primarily due to a $4.0 million decrease in asset management fees.

The following table presents Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Harvest	$6,871	$9,367	$16,482	$18,294
Real Estate	$8,664	$7,333	$14,416	$10,477
Investment Management	$410	$3,275	$3,143	$7,095
Corporate	$(2,272)	$(2,398)	$(5,522)	$(5,352)
Total	$13,673	$17,577	$28,519	$30,514

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

As of June 30, 2022, we had following debt balances outstanding under the Amended Credit Agreement:

(in thousands)
Credit Facility	Maturity Date	Interest Rate	Outstanding Balance
Term Loan A-1	12/23/2024	LIBOR + 1.75%	$84,706
Term Loan A-2	12/01/2026	LIBOR + 1.90%	89,706
Term Loan A-4	8/22/2025	LIBOR + 1.70%	125,588
Total Principal Balance			$300,000

As of June 30, 2022, we had two outstanding interest rate swaps with terms below:

(in thousands)
Interest Rate Swap	Effective Date	Maturity Date	Pay Rate	Receive Rate	Notional Amount
2019 Swap - 10YR	11/29/2019	11/30/2029	2.2067%	one-month LIBOR	$200,000
2019 Swap - 7YR	11/29/2019	11/30/2026	2.0830%	one-month LIBOR	75,000
Total					$275,000

As of June 30, 2022, after consideration of the interest rate swaps, $25.0 million of our total debt outstanding was subject to variable interest rates while the remaining $275.0 million was subject to effectively fixed interest rates. A change in the market interest rate impacts the net financial instrument position of our effectively fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.

Details of our variable-rate and effectively fixed-rate debt outstanding as of June 30, 2022, along with the corresponding average interest rates, are listed below:

	Expected Maturity Date
(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Maturing debt:
Variable-rate debt	$—	$—	$7,059	$10,466	$7,475	$—	$25,000
Effectively fixed-rate debt	$—	$—	$77,647	$115,122	$82,231	$—	$275,000
Average interest rate (1):
Variable-rate debt	—%	—%	3.42%	3.37%	3.57%	—%	3.44%
Effectively fixed-rate debt	—%	—%	3.95%	3.95%	3.95%	—%	3.95%
(1)Inclusive of applicable spread but before considering patronage dividends.

As of June 30, 2022, the weighted-average interest rate of our outstanding debt, after consideration of the interest rate swaps, was 3.90%, before considering patronage dividends. A 1.0% change in interest rates would result in a change in interest expense of $0.3 million per year. The amount of variable-rate debt outstanding in the future will largely be dependent upon the level of cash flow from operations and the rate at which we are able to deploy such cash flow toward repayment of outstanding debt, the acquisition of timberland properties, and other investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business.

On August 2, 2022, a purported stockholder filed a putative stockholder class action against CatchMark Timber Trust and the members of our board of directors. The lawsuit is captioned Bell v. CatchMark Timber Trust, Inc., et al., No. 1:22-CV-06548, and is pending in the United States District Court for the Southern District of New York.

In general, the complaint alleges, among other things, that the merger consideration is inadequate, that the process culminating in the Mergers was flawed, that our directors breached their fiduciary duties in connection with the Mergers, and that we aided and abetted the breaches of fiduciary duty. The complaint also alleges that the proxy statement filed in connection with the Mergers was a materially incomplete and misleading registration statement on Form S-4 that failed to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.

The alleged omissions in the registration statement on Form S-4 filed in connection with the Mergers relate to, among other things, (i) information concerning the sales process conducted by CatchMark Timber Trust and the events leading up to the execution of the merger agreement; (ii) certain financial projections and GAAP reconciliations for CatchMark Timber Trust and PotlatchDeltic; and (iii) certain financial analyses performed by our financial advisor. The plaintiff seeks to enjoin CatchMark Timber Trust and our board of directors from proceeding with the Mergers and seeks damages in the event the Mergers are consummated.

We are reviewing the complaint and have not yet formally responded to it, but we believe that plaintiff’s claims are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that our defense of the action will be successful. Additional lawsuits arising out of the Mergers may also be filed in the future.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed below and those discussed in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31,

2021, which could materially affect our business, financial condition or future results. The risks, as described below and in our Annual Report on Form 10-K for the year ended December 31, 2021, are not the only risks facing us. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect our business, financial condition, operating results or cash flows.

Risks Related to the Mergers

The exchange ratio is fixed and will not be adjusted in the event of any change in either CatchMark’s or PotlatchDeltic’s stock price.

Under the terms of the Merger Agreement, at the effective time of the respective Mergers, each outstanding share of Common Stock and each Common Unit (other than Common Stock and Common Units owned by CatchMark Timber Trust, CatchMark Timber OP, PotlatchDeltic, Merger Sub or any of their respective wholly-owned subsidiaries, which will be canceled) will be converted into the right to receive 0.230 shares of PotlatchDeltic common stock. This exchange ratio of 0.230 was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either shares of Common Stock or shares of PotlatchDeltic common stock between the date of the Merger Agreement and the closing. Changes in the price of shares of PotlatchDeltic common stock prior to completion of the Mergers will affect the market value of the Merger Consideration that CatchMark stockholders and holders of Common Units will receive upon completion of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of CatchMark or PotlatchDeltic), including the following factors:

•market reaction to the announcement of the Mergers and the prospects of the combined company;
•changes in the respective businesses, operations, assets, liabilities and prospects of CatchMark, PotlatchDeltic or the combined company;
•changes in market assessments of the business, operations, financial position and prospects of CatchMark, PotlatchDeltic or the combined company;
•investor behavior and strategies;
•market assessments of the likelihood that the Mergers will close;
•interest rates, general market and economic conditions and other factors generally affecting the market prices of Common Stock and PotlatchDeltic common stock;
•federal, state and local legislation, governmental regulation, tariffs, quotas and trade agreements, and legal developments in the businesses in which CatchMark or PotlatchDeltic operate; and
•other factors beyond the control of CatchMark or PotlatchDeltic, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of PotlatchDeltic common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed and on the date of the special meeting of CatchMark’s stockholders. As a result, the market value represented by the exchange ratio will also vary. Accordingly, at the time of the CatchMark special meeting of stockholders, CatchMark stockholders will not know or be able to determine the market value of the consideration they will receive upon completion of the Company Merger.

Failure to complete the Mergers could negatively impact the stock prices and the future business and financial results of CatchMark.

If the Mergers are not completed, the ongoing business of CatchMark may be adversely affected and CatchMark will be subject to several risks without realizing any of the benefits of having the Mergers completed, including the following:

•the market price of Common Stock could decline;
•restrictions on the conduct of CatchMark’s business during the period between the day the Merger Agreement was executed and termination of the Merger Agreement may adversely affect its ability to execute certain business strategies;

•CatchMark may experience negative reactions from the financial markets or from its customers, suppliers or employees;
•CatchMark may be subject to litigation related to any failure to complete the Mergers or to enforcement proceedings commenced against CatchMark to perform its obligations under the Merger Agreement;
•the focus of CatchMark’s management on the Mergers instead of other opportunities could adversely affect CatchMark’s business; and
•if the Merger Agreement is terminated and the CatchMark board of directors seeks another business combination, CatchMark stockholders cannot be certain that CatchMark will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that PotlatchDeltic has agreed to in the Merger Agreement.

In addition, if the Mergers are not completed, CatchMark may be required under certain circumstances to pay to PotlatchDeltic a termination fee of up to $19.4 million.

Any delay in completing the Mergers, which are subject to a number of conditions, some of which are outside of the parties’ control, may reduce or eliminate the expected benefits from the transaction.

In addition to approval of the Company Merger by CatchMark stockholders, the Mergers are subject to a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the transaction. CatchMark cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirement to obtain the required CatchMark stockholder approval could delay the completion of the Mergers for a significant period of time or prevent the transaction from occurring. Any delay in completing the Mergers could cause the combined company not to realize some or all of the synergies and other benefits that it expects to achieve if the Mergers are successfully completed within its expected time frame. The Merger Agreement contains certain restrictions on the conduct of the parties’ business. If the Mergers are delayed, these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause our management to focus on completion of the Mergers instead of on other opportunities that could be beneficial to CatchMark or the combined company.

In addition, if the Mergers are not completed by November 29, 2022, either CatchMark or PotlatchDeltic may choose to terminate the Merger Agreement, subject to certain exceptions. CatchMark or PotlatchDeltic may also choose to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the completion of the Mergers, before or after the CatchMark stockholder approval has been obtained.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of CatchMark or could result in any competing proposal being at a lower price than it might otherwise be.

Pursuant to the Merger Agreement, CatchMark has agreed not to (i) solicit proposals relating to certain alternative transactions, (ii) engage in discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party or (iii) approve or enter into any agreements providing for any such alternative transaction, in each case, subject to certain exceptions to permit members of the CatchMark board of directors to comply with their duties as directors under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining the CatchMark stockholder approval, under specified circumstances the CatchMark board of directors may change its recommendation of the transaction, and CatchMark may also terminate the Merger Agreement to accept a superior proposal upon payment of the termination fee described below.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, CatchMark may be required to pay to PotlatchDeltic a termination fee of $19.4 million.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of CatchMark from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Mergers, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and CatchMark determines to seek another business combination, CatchMark may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Mergers contemplated by the Merger Agreement.

The Mergers will involve substantial costs.

CatchMark and PotlatchDeltic have incurred and expect to continue to incur substantial costs and expenses relating directly to the Mergers and the issuance of PotlatchDeltic shares in connection with the Mergers, including fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. Through June 30, 2022, CatchMark has incurred legal, consulting, and other professional fees of $4.6 million, and will incur additional fees and expenses prior to the completion of the Mergers. PotlatchDeltic also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs, employment-related costs, and a cash gross-up payment, subject to a cap, to the holders of Partnership OP Units to satisfy income tax liabilities associated with receiving shares of PotlatchDeltic common stock as consideration in connection with the Partnership Merger if elected by PotlatchDeltic. Additional unanticipated costs may be incurred in the Mergers and the integration of the two companies’ businesses. These expenses could, particularly in the near term, exceed the expected savings from the elimination of duplicative expenses and the realization of economies of scale and cost savings and synergies related to the integration of the businesses following the completion of the Mergers. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Mergers, but the amount and timing of such charges are uncertain at present.

Shareholder litigation could negatively affect our business and operations.

Stockholder class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. As of the date of this Quarterly Report on Form 10-Q, one putative stockholder class action lawsuit has been filed against us and our board of directors in connection with the Mergers. The lawsuit alleges, among other things, that the merger consideration is inadequate, that the process culminating in the Mergers was flawed, that our directors breached their fiduciary duties in connection with the Mergers, and that we aided and abetted the breaches of fiduciary duty. The lawsuit also alleges that the proxy statement filed in connection with the Mergers was a materially incomplete and misleading registration statement on Form S-4 filed in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The lawsuit seeks to enjoin the Mergers and other relief.

We believe that the claims in the complaint are without merit. Additional lawsuits arising out of the Mergers may be filed in the future. The outcome of this lawsuit or any other lawsuit that may be filed challenging the Mergers is uncertain, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with such litigation. One of the conditions to the closing of the Mergers is that no governmental authority has issued or entered any order at or prior to the closing of the Mergers having the effect of enjoining or otherwise prohibiting the consummation of the Mergers. Accordingly, if this lawsuit or any future lawsuit is successful in obtaining any order enjoining consummation of the Mergers, then such order may prevent the Mergers from being consummated, or from being consummated within the expected time frame, and could result in substantial costs to us, including but not limited to, costs associated with the indemnification of directors and officers. Any such injunction or delay in the Mergers being completed may adversely affect our business, financial condition, results of operations, and cash flows.

Uncertainty due to the pendency of the Mergers could adversely affect the business and operations of CatchMark or the combined company.

In connection with the pendency of the Mergers, some customers, suppliers, or other entities with whom we have a business relationship may delay or defer decisions, which could negatively impact our revenues, earnings, and cash flows, as well as the market price of our shares, regardless of whether the Mergers are completed. In addition, customers or suppliers may cease doing business with us or the combined company in anticipation of or following the Mergers or may change the terms and conditions upon which they are willing to continue to do business. In addition, current or prospective competitors of CatchMark or the combined company may seek to take advantage of potential uncertainty or disruption resulting from the Mergers to interfere with relationships with customers, suppliers, or employees.

CatchMark stockholders will be diluted by the Mergers.

The Mergers will result in CatchMark stockholders having an ownership stake in the combined company that is smaller than their current stake in CatchMark. Immediately after the Mergers are completed, it is expected that current PotlatchDeltic stockholders will own approximately 86% of the outstanding shares of PotlatchDeltic common stock and current CatchMark stockholders will own approximately 14% of the outstanding shares of PotlatchDeltic common stock on a fully diluted basis. Consequently, CatchMark stockholders, as a general matter, will have less influence over the management and policies of the combined company after the effective time of the Company Merger than they currently exercise over the management and policies of CatchMark.

Some of the directors and named executive officers of CatchMark have interests in the Mergers that are different from, or in addition to, those of the other CatchMark stockholders.

In considering whether to approve the Company Merger as contemplated by the Merger Agreement, CatchMark stockholders should recognize that members of CatchMark management and board of directors have interests in the Mergers that differ from, or are in addition to, the interests of other CatchMark stockholders. Some of the directors and named executive officers of CatchMark have arrangements that provide them with interests in the Mergers that are different from, or in addition to, those of the CatchMark stockholders, generally. These interests include, among other things, a severance payment if terminated upon, or following, consummation of the Mergers, treatment of outstanding CatchMark equity awards in connection with the transaction, rights to ongoing indemnification and insurance coverage, and a cash gross-up payment, subject to a cap, to the holders of the Partnership OP Units to satisfy income tax liabilities associated with receiving shares of PotlatchDeltic common stock as consideration. These interests, among other things, may influence or may have influenced the directors and named executive officers of CatchMark to support or approve the Mergers.

If the Company Merger does not qualify as a reorganization, there may be adverse tax consequences.

The Company Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Code. It is a condition to the completion of the Mergers that each of CatchMark and PotlatchDeltic receives a written opinion from its respective counsel to the effect that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are limited to the factual representations provided by CatchMark and PotlatchDeltic to counsel and the assumptions set forth therein and are not a guarantee that the Company Merger, in fact, will qualify as a reorganization. Moreover, neither CatchMark nor PotlatchDeltic has requested or plans to request a ruling from the Internal Revenue Service that the Company Merger qualifies as a reorganization. If the Company Merger were to fail to qualify as a reorganization, then each holder of Common Stock generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of PotlatchDeltic common stock received by such holder; and (ii) such holder’s adjusted tax basis in its Common Stock.

Risks Related to the Combined Company Following the Mergers

The combined company may incur adverse tax consequences if either CatchMark or PotlatchDeltic has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Each of CatchMark and PotlatchDeltic has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through and (with respect to PotlatchDeltic) following the Mergers. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of either of CatchMark or PotlatchDeltic, as applicable, may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of CatchMark and PotlatchDeltic must satisfy a number of requirements, particularly relating to the nature of its assets and its income. A REIT must also make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any capital gains. If PotlatchDeltic has failed or fails to qualify as a REIT for U.S. federal income tax purposes and the Mergers are completed, the combined company may have significant tax liabilities. Additionally, if CatchMark has failed or fails to qualify as a REIT for United States federal income tax purposes and the Mergers are completed, PotlatchDeltic may inherit significant tax liabilities and could lose its REIT status. A failure of either CatchMark or PotlatchDeltic to qualify as a REIT could impair the combined company’s ability after the merger to expand its business and raise capital, and could materially adversely affect the value of PotlatchDeltic common stock.

Following the Mergers, the combined company may be unable to integrate successfully the businesses of CatchMark and PotlatchDeltic and realize the anticipated benefits of the Mergers.

The Mergers involve the combination of two companies which currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating its business practices and operations. The combined company may fail to realize some or all of the anticipated benefits of the Mergers if the integration process takes longer than expected or is more costly than expected. Potential difficulties the combined company may encounter in the integration process include the following:

•the inability to successfully combine the businesses of the two companies in a manner that permits the combined company to achieve the cost savings and synergies anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized partly or wholly in the time frame currently anticipated or at all;
•lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;
•complexities associated with managing the combined businesses;
•integrating personnel from the two companies;
•creation of uniform standards, controls, procedures, policies and information systems; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the Mergers.

In addition, CatchMark and PotlatchDeltic have operated and, until the completion of the Mergers, will continue to operate, independently. It is possible that the integration process could result in the diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the companies’ ability to maintain relationships with customers, suppliers and employees or the companies’ ability to achieve the anticipated benefits of the Mergers, or could reduce the earnings or otherwise adversely affect the business and financial results of the combined company.

PotlatchDeltic’s stock price may be negatively impacted by risks and conditions that apply to PotlatchDeltic, which are different from the risks and conditions applicable to CatchMark.

Upon completion of the Mergers, holders of shares of Common Stock and Partnership OP Units will become holders of shares of PotlatchDeltic common stock. The businesses of PotlatchDeltic differ from those of CatchMark in important respects and, accordingly, the results of operations of PotlatchDeltic after the Mergers are completed, as well as the market price of shares of PotlatchDeltic common stock, may be affected by factors different from those currently affecting or that have historically affected the independent results of operations of CatchMark.

Uncertainties associated with the Mergers may cause a loss of management personnel and other key employees of CatchMark or PotlatchDeltic, which could adversely affect the future business and operations of the combined company following the Mergers.

CatchMark and PotlatchDeltic are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans and conduct operations. The combined company’s success after the Mergers will depend in part upon its ability to retain key management personnel and other key employees of CatchMark and PotlatchDeltic. Current and prospective employees of CatchMark and PotlatchDeltic may experience uncertainty about their future roles with the combined company following the Mergers, which may materially adversely affect the ability of each of CatchMark and PotlatchDeltic to attract and retain key personnel during the pendency of the Mergers. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of CatchMark and PotlatchDeltic.

The combined company’s future results will suffer if it does not effectively manage its expanded operations following the completion of the Mergers.

Following the completion of the Mergers, the size of the business of the combined company will increase significantly beyond the current size of either CatchMark’s or PotlatchDeltic’s current businesses. In addition, the combined company may continue to expand its operations through additional acquisitions or other strategic transactions. The combined company’s future success depends, in part, upon its ability to manage its expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected economies of scale, synergies and other benefits currently anticipated from the Mergers or anticipated from any additional acquisitions or strategic transactions.

The dividends paid by the combined company may be less than the rates currently paid by CatchMark or PotlatchDeltic.

Following the Mergers, CatchMark stockholders may not receive dividends at the same rate they received dividends as CatchMark stockholders before the Mergers, for reasons that may include any of the following factors:

•the combined company may not have enough cash to pay such dividends due to changes in the combined company’s cash requirements, capital spending plans, cash flow or financial position;
•the Mergers may not be as accretive as currently expected, which could negatively impact the combined company’s cash available for distribution;
•the combined company may desire to retain cash to maintain or improve its credit ratings; and
•the actual amount of dividends distributed and the decision to make any distribution will remain at all times entirely at the discretion of the combined company board of directors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not make any purchases of Common Stock during the quarter ended June 30, 2022.

ITEM 6.        EXHIBITS
The exhibits required to be filed with this report are set forth below and incorporated by reference herein.

Exhibit Number		Description	Reference

2.1
Agreement and Plan of Merger, dated as of May 29, 2022, by and among PotlatchDeltic Corporation, Horizon Merger Sub 2022, LLC, CatchMark Timber Trust, Inc. and CatchMark Timber Operating Partnership, L.P.
Form 8-K filed May 31, 2022, Exhibit 2.1

3.1		Sixth Articles of Amendment and Restatement	Form 10-Q for the quarter ended June 30, 2013 filed on August 12, 2013, Exhibit 3.1

3.2		First Articles of Amendment to the Sixth Articles of Amendment and Restatement	Form S-11 (File No. 333-191322) filed on September 23, 2013, Exhibit 3.2

3.3		Articles of Amendment	Form 8-K filed on October 25, 2013, Exhibit 3.1

3.4		Articles of Amendment	Form 8-K filed on October 25, 2013, Exhibit 3.2

3.5		Articles Supplementary	Form 8-K filed on October 25, 2013, Exhibit 3.3

3.6		Amended and Restated Bylaws	Form S-8 (File No. 333-191916) filed on October 25, 2013, Exhibit 3.6

3.7		Amendment No. 1 to Amended and Restated Bylaws	Form 8-K filed on January 30, 2020, Exhibit 3.1

3.8		Amendment No. 2 to Amended and Restated Bylaws	Form 8-K filed May 31, 2022, Exhibit 3.1

10.1	* +	Amended and Restated Change in Control Severance Protection Plan

31.1	*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATCHMARK TIMBER TRUST, INC. (Registrant)

Date:	August 4, 2022	By:	/s/ Ursula Godoy-Arbelaez
Ursula Godoy-Arbelaez Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer and Principal Accounting Officer)